Form 10-Q
period 2002-06-30
LEAPFROG ENTERPRISES INC
filed 2002-08-29
CIK 1138951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

___________ to _____________

Commission File Number 001-31396

LeapFrog Enterprises, Inc.

(Exact Name of Registrant, As Specified in its Charter)

Delaware	95-4652013

(State of Incorporation)	(I.R.S. Employer Identification No.)

6401 Hollis Street, Suite 150, Emeryville, California 94608-1071

(Address of Principal Executive Offices, Including Zip Code)

(510) 420-5000

(Registrant’s Phone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ] or No [X]

The number of shares of Class A common stock, par value $0.0001, and Class B common stock, par value $0.0001, outstanding as of August 8, 2002, was 13,307,347 and 30,487,805, respectively.

INDEX

		Page
Part I—Financial Information (Unaudited)

Item 1.	Consolidated Financial Statements	1

	Consolidated Balance Sheets at June 30, 2002, June 30, 2001 and December 31, 2001	1

	Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2002 and 2001	2

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Part II—Other Information

Item 1.	Legal Proceedings	30

Item 2.	Changes in Securities and Use of Proceeds	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 6.	Exhibits and Reports on Form 8-K	32

Signatures

Exhibit Index

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LEAPFROG ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,
			December 31,
	2002	2001	2001

	(Unaudited)		(Note 1)
ASSETS

Current assets:

Cash and cash equivalents	$388	$2,879	$8,269

Accounts receivable, net of allowances of $7,750, $6,328 and $9,854 at June 30, 2002 and 2001 and December 31, 2001, respectively	29,804	18,904	115,499

Inventories, net	62,137	56,579	46,103

Prepaid expenses and other current assets	7,458	12,586	2,058

Deferred income taxes	6,760	2,327	7,049

Total current assets	106,547	93,275	178,978

Property and equipment, net	20,195	15,995	16,857

Other assets	92	93	148

Notes receivable due from related parties	694	664	689

Investments in affiliates and related parties	201	240	200

Deferred income taxes	6,327	639	1,779

Intangible assets, net	23,514	22,555	23,322

Total assets	$157,570	$133,461	$221,973

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$32,363	$23,175	$34,412

Accrued liabilities	11,140	9,787	9,342

Deferred revenue	2,786	32	2,250

Cooperative advertising	2,435	295	5,380

Income taxes payable	—	—	9,634

Total current liabilities	48,724	33,289	61,018

Long term debt	22,228	27,928	61,163

Deferred rent and other long term liabilities	387	131	245

Deferred income taxes	—	1,766	2,560

Commitments and contingencies

Redeemable convertible Series A preferred stock, $0.0001 par value; 2,000,000 shares authorized at June 30, 2002, and 6,000,000 shares authorized at June 30, 2001 and December 31, 2001; 2,000,000 shares issued and outstanding, net of $861 of issuance costs. (Liquidation preference of $25,000 at June 30, 2002 and 2001 and December 31, 2001)	24,139	24,139	24,139

Stockholders’ equity:

Class A common stock, par value $0.0001; 139,500,000 shares authorized at June 30, 2002, and 70,000,000 shares authorized at June 30, 2001 and December 31, 2001; shares issued and outstanding: 3,317,017, 3,272,010 and 3,436,577 at June 30, 2002 and 2001 and December 31, 2001, respectively	—	—	—

Class B common stock, par value $0.0001; 40,500,000 shares authorized; 30,487,805 shares issued and outstanding	3	3	3

Treasury stock; -0- at June 30,2002, 232,160 shares at June 30, 2001 and December 31, 2001	—	(550)	(550)

Additional paid-in capital	75,988	69,959	74,308

Deferred compensation	(2,588)	(61)	(2,560)

Notes receivable from stockholders	(4,365)	(3,231)	(4,073)

Accumulated other comprehensive (loss) income	(55)	(16)	11

(Accumulated deficit) retained earnings	(6,891)	(19,896)	5,709

Total stockholders’ equity	62,092	46,208	72,848

Total liabilities and stockholders’ equity	$157,570	$133,461	$221,973

See accompanying notes.

1.

LEAPFROG ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net sales	$43,065	$26,379	$100,903	$48,291

Cost of sales	21,820	15,653	52,242	28,529

Gross profit	21,245	10,726	48,661	19,762

Operating expenses:

Selling, general and administrative	14,923	10,605	31,093	20,151

Research and development	12,987	9,427	25,673	19,461

Advertising	3,985	2,027	9,028	4,901

Depreciation and amortization	1,905	734	3,495	1,635

Total operating expenses	33,800	22,793	69,289	46,148

Loss from operations	(12,555)	(12,067)	(20,628)	(26,386)

Interest expense	(210)	(469)	(695)	(1,108)

Interest income	94	178	200	343

Other income, net	99	23	123	591

Loss before provision for income taxes	(12,572)	(12,335)	(21,000)	(26,560)

Benefit for income taxes	(5,031)	(4,934)	(8,400)	(10,624)

Net loss	$(7,541)	$(7,401)	$(12,600)	$(15,936)

Net loss per common share — basic and diluted	$(0.22)	$(0.22)	$(0.37)	$(0.48)

Shares used in calculating net loss per share — basic and diluted	33,774,099	33,398,710	33,734,768	33,361,626

See accompanying notes.

2.

Leapfrog Enterprises, Inc
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2002	2001

Net loss	$(12,600)	(15,936)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	4,653	1,772

Amortization	308	548

Provision for accounts receivable	3,520	755

Deferred income taxes	(6,819)	—

Deferred rent	114	109

Deferred revenue	536	(205)

Amortization of deferred compensation	542	—

Conversion of stock appreciation rights to non-statutory stock options	331	—

Stock option compensation related to nonemployees and nonrecourse notes receivable	36	286

Tax benefit from exercise of stock options	139	—

Other changes in operating assets and liabilities:

Accounts receivable	82,175	34,538

Inventories	(16,034)	(13,675)

Prepaid expenses and other current assets	(5,400)	(10,821)

Notes receivable due from stockholders	(5)	—

Other assets	56	62

Accounts payable	(2,049)	(9,990)

Accrued liabilities and other long term liabilities	2,206	3,811

Cooperative advertising	(2,945)	(4,031)

Income taxes payable	(9,634)	—

Net cash provided by (used in) operating activities	39,130	(12,752)

Investing activities:

Purchases of property and equipment	(7,991)	(9,552)

Purchase of intangible assets	(250)	—

Investments in affiliates and related parties	—	260

Net cash used in investing activities	(8,241)	(9,292)

Financing activities:

Borrowings under credit agreement	156,689	77,690

Repayments under credit agreement	(195,624)	(77,138)

Repayments on notes payable to affiliates	—	(5,118)

Proceeds from the exercise of stock options	231	—

Proceeds from issuance of redeemable convertible Series A preferred stock, net of issuance costs	—	24,139

Net cash provided by (used in) financing activities:	(38,704)	19,573

Effect of exchange rate changes on cash	(66)	23

Decrease in cash and cash equivalents	(7,881)	(2,448)

Cash and cash equivalents at beginning of period	8,269	5,327

Cash and cash equivalents at end of period	$388	$2,879

Supplemental disclosure of cash flow information

Cash paid during the period for:

Income taxes paid	$8,800	$—

Interest paid	$985	$1,343

Noncash investing and financing activities:

Common stock issued in exchange for notes receivable	$292	$43

Issuance of warrant for services rendered and previously accrued	$142	$—

Issuance of stock options related to conversion of stock appreciation rights	$489	$—

See accompanying notes.

3.

LEAPFROG ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share and percent data)
(unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the financial position and interim results of LeapFrog Enterprises, Inc. (the “Company” ) as of and for the periods presented have been included. Because the Company’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial information included herein should be read in conjunction with the Company’s consolidated financial statements and related notes in its Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 26, 2002 (SEC File No. 333-86898).

2.	Recent Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on January 1, 2002. This statement superceded SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and amended APB Opinion No. 30 Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement requires that long-lived assets to be disposed of by sale be measured at the lower of book value or fair value, less costs to sell. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

On January 1, 2002, the Company implemented Emerging Issues Task Force (“EITF”) Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. The adoption of EITF Issue No. 01-09 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and other Intangible Assets.” As a result of adopting these statements, the Company’s goodwill and certain intangible assets are no longer amortized. At June 30, 2002, the Company tested its goodwill and other intangible assets for impairment based on a combination of the fair value of the cash flows that the business can be expected to generate in the future (Income Approach) and the fair value of the business as compared to other similar publicly traded companies (Market Approach). Based on this assessment the Company determined that no adjustments were necessary to the stated values.

4.

LEAPFROG ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share and percent data)
(unaudited)

The following table provides a reconciliation of the net loss recorded in the second quarter and for the six months ended June 30, 2002 and 2001, respectively, to adjusted net loss had SFAS 142 been applied as of January 1, 2001:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net loss as reported	$(7,541)	$(7,401)	$(12,600)	$(15,936)

Add back amortization, net of tax:	—	142	—	277

Adjusted net loss	$(7,541)	$(7,259)	$(12,600)	$(15,659)

Adjusted loss per common share — basic and diluted	$(0.22)	$(0.22)	$(0.37)	$(0.47)

Other intangible assets are displayed in the consolidated balance sheets net of accumulated amortization of $1,094 and $634 at June 30, 2002 and June 30, 2001, respectively, and $785 at December 31, 2001.

4.	Inventories

Inventories consist of the following:

	June 30, 2002	June 30, 2001	December 31, 2001

Raw materials	$17,741	$20,178	$9,087

Finished goods	44,396	36,401	37,016

Total inventories	$62,137	$56,579	$46,103

5.	Comprehensive Loss

Comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net loss	$(7,541)	$(7,401)	$(12,600)	$(15,936)

Currency translation adjustments	(54)	(11)	(66)	23

Comprehensive loss	$(7,595)	$(7,412)	$(12,666)	$(15,913)

5.

LEAPFROG ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share and percent data)
(unaudited)

6.	Net Loss Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share (“SFAS 128”), which requires the presentation of basic net income (loss) per common share and diluted net income (loss) per common share. Basic net income (loss) per common share excludes any dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted net income (loss) per share.

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Numerator:

Net loss	$(7,541)	$(7,401)	$(12,600)	$(15,936)

Denominator:

Class A and B — weighted average shares	33,774,099	33,527,655	33,734,768	33,525,121

Less: weighted average shares of unvested stock	—	(128,945)	—	(163,495)

Denominator for net loss per Class A and B share — basic and diluted	33,774,099	33,398,710	33,734,768	33,361,626

Net loss per Class A and B share — basic and diluted	$(0.22)	$(0.22)	$(0.37)	$(0.48)

If the Company had reported net income for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001, the calculation of diluted net income per share would have included 10,825,342 and 2,423,938, and 10,236,262 and 1,534,921, respectively, of common equivalent shares related to redeemable convertible preferred stock, outstanding stock options and warrants, and unvested stock (determined using the treasury stock method).

7.	Income Taxes

Our effective tax rates were approximately 40% for the second quarter and for the first six months of 2002 and 40% for the second quarter of 2001 and for the first six months of 2001.

The tax benefits were $5,031 for the second quarter of 2002 and $8,400 for the first six months of 2002. The tax benefits were $4,934 for the second quarter of 2001 and $10,624 for the first six months of 2001.

6.

LEAPFROG ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share and percent data)
(unaudited)

8.	Segment Reporting

The Company’s reportable segments include U.S. Consumer, Education and Training, and International.

The U.S. Consumer segment includes the design, production and marketing of electronic educational toys and books, sold primarily through the retail channels. The Education and Training segment includes the design, production and marketing of educational instructional materials sold primarily to K-12 school systems. For the International segment, the Company designs, markets and sells products in non-U.S. markets.

				Property and
		Loss from	Depreciation and	Equipment
	Net Sales	Operations	Amortization	Additions

Three Months Ended June 30, 2002

U.S. Consumer	$33,286	$(10,194)	$2,617	$3,997

Education and Training	5,083	(1,831)	152	442

International	4,696	(530)	30	15

Total	$43,065	$(12,555)	$2,799	$4,454

2001

U.S. Consumer	$22,704	$(11,193)	$1,162	$2,508

Education and Training	2,296	(659)	—	3,354

International	1,379	(215)	8	—

Total	$26,379	$(12,067)	$1,170	$5,862

Six Months Ended June 30, 2002

U.S. Consumer	$78,536	$(17,566)	$4,779	$6,527

Education and Training	8,505	(3,258)	152	1,364

International	13,862	196	30	100

Total	$100,903	$(20,628)	$4,961	$7,991

2001

U.S. Consumer	$41,832	$(24,057)	$2,303	$6,144

Education and Training	3,651	(1,828)	—	3,354

International	2,808	(501)	17	54

Total	$48,291	$(26,386)	$2,320	$9,552

Total Assets	June 30, 2002	June 30, 2001	December 31, 2001

U.S. Consumer	$148,254	$126,503	$211,276

Education and Training	4,856	3,354	3,492

International	4,460	3,604	7,205

Total	$157,570	$133,461	$221,973

7.

LEAPFROG ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share and percent data)
(unaudited)

9.	Subsequent Events

In July 2002, the Company raised $115.3 million, after offering expenses and underwriters’ commissions, in its initial public offering of 9,960,000 shares of its Class A common stock at a price to the public of $13.00 per share. The Company used $34.1 million of the net proceeds to repay the entire balance outstanding under its revolving credit facility in July 2002.

In July 2002, the Company converted 1,585,580 stock appreciation rights to options. The expense related to the conversion of the vested stock appreciation rights was $0.2 million in the third quarter of 2002, based on vested rights with respect to 192,361 shares of Class A common stock outstanding as of July 24, 2002 at an initial public offering price of $13.00 per share. With respect to unvested rights held by employees converted to stock options, the deferred compensation expense in connection with the conversion of these 1,310,594 unvested stock appreciation rights was $4.0 million. Beginning in the third quarter of 2002 and for the following 16 quarters, the Company will recognize this expense over the remaining vesting period of the options into which the unvested rights were converted.

In July 2002, Technology Innovations, LLC filed a complaint against the Company in the western federal district court of New York alleging that the Company has infringed, and induced others to infringe, United States Patent No. 5,517,407, which it purports to own, by manufacturing, using, offering for sale and/or selling our LeapPad, LeapPad Pro and My First LeapPad platforms and other unspecified products. Technology Innovations seeks unspecified monetary damages, including triple damages based on its allegation of willful infringement, an accounting for all profits received by us from the sale of allegedly infringing products, attorneys’ fees and injunctive relief. In August 2002, Technology Innovations filed an amended complaint adding seven defendants to the complaint: Knowledge Universe, LLC; F.A.O., Inc.; KBToys, Inc.; Staples, Inc.; Target Corporations; Toys “R” Us, Inc.; and Wal-Mart Stores, Inc. The Company has examined the patent in question, its file history and the prior art, and the Company believes it has meritorious defenses to Technology Innovations’ claims and intends to pursue these defenses vigorously.

8.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read with our financial statements and notes included elsewhere in this quarterly report on Form 10-Q. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” and “would” or any variations of words with similar meanings. These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results may differ materially from those expected or anticipated in the forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, risks and uncertainty discussed in this report and those that are or may be discussed from time to time in our public announcements and filings with the SEC, such as our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 26, 2002 (SEC File No. 333-86898) under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, and our future Forms 8-K, 10-Q and 10-K. We undertake no obligation to revise the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect events or circumstances occurring after the date of the filing of this report.

OVERVIEW

We design, develop and market technology-based educational platforms, related interactive content and stand-alone products for sale to retailers, distributors and schools. Since the founding of our business in 1995, we have grown from a start-up business selling stand-alone educational toys into a company selling multiple platform products and related interactive content, as well as stand-alone products, with total net sales in 2001 of $313.7 million. Our business was started in 1995 by LeapFrog RBT, LLC, which was founded by Michael C. Wood, our Chief Executive Officer and President. In 1997, substantially all the assets and business of LeapFrog RBT were acquired by Knowledge Kids Enterprises, Inc., an affiliate of Knowledge Universe that had no operations prior to that time. In 1998, we acquired the assets of Explore Technologies, Inc., which included the proprietary NearTouch technology that is central to many of our products. In February 2001, we changed our name to LeapFrog Enterprises, Inc.

We operate three business segments, which we refer to as U.S. Consumer, Education and Training, and International. In our U.S. Consumer segment, we market and sell our products directly to national and regional mass-market and specialty retailers as well as to other retail stores through sales representatives. Our Education and Training segment targets the school market in the United States, including sales directly to educational institutions, to teacher supply stores and through catalogs aimed at educators. In our International segment, we sell our products outside the United States directly to overseas retailers and through various distribution and strategic arrangements. To date, we have sold our products predominantly through the toy sections of major retailers.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements with information as of December 31, 2001, included in our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 26, 2002 (SEC File No. 333-86898). However, some of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

9.

Revenue Recognition

We recognize revenue upon shipment of our products provided that there are no significant post-delivery obligations to the customer and collection is reasonably assured, which generally occurs upon shipment, either from our U.S. distribution facility or directly from our third-party manufacturers. Net sales represent gross sales less negotiated price allowances based primarily on volume purchasing levels, estimated returns and allowances for defective products. The revenue and related cost for our products whose sole purpose is Internet connectivity, principally our Mind Station connector, which has generally been packaged with other products, is recognized over an 18-month period, based on an estimated period of use of the product. If we change our estimate of the period of use, revisions to the revenue recognition period would be required.

Allowances For Accounts Receivable

We reduce accounts receivable by an allowance for amounts that may become uncollectible in the future. This allowance is an estimate based primarily on our management’s evaluation of the customer’s financial condition, past collection history and aging of the receivable. If the financial condition of any of our customers deteriorates, resulting in impairment of its ability to make payments, additional allowances may be required.

We provide for estimated sales returns and allowances on product sales in the same period that we record the related revenues. We base these estimates on historical sales returns, analysis of credit memo data and other known factors. If the historical data we use to calculate these estimates do not properly reflect future returns, revenue could be overstated or understated.

Inventories And Related Allowance For Slow-Moving, Excess And Obsolete Inventory

Inventories are stated at the lower of cost, on a first-in, first-out basis, or market value and are reduced by an allowance for slow-moving, excess and obsolete inventories. Our estimate for slow-moving, excess and obsolete inventories is based on our management’s review of inventories on hand compared to their estimated future usage and demand for our products. If actual future usage and demand for our products are less favorable than those projected by our management, additional inventory write-downs may be required.

Intangible Assets

Intangible assets, including excess purchase price over the cost of net assets acquired, arose from our September 23, 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, and our acquisition of substantially all the assets of Explore Technologies on July 22, 1998. At June 30, 2002 our intangible assets had a net balance of $23.5 million. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires the use of a nonamortization approach to account for goodwill and some other intangible assets. We will evaluate the recoverability of our intangible assets, including goodwill, by comparing the projected undiscounted net cash flows associated with such assets against their respective carrying values. We will record any impairment losses, which are based on the excess of the carrying value over the fair value. We adopted the pronouncement effective January 1, 2002, and accordingly we no longer amortize goodwill and other indefinite-lived intangible assets. As of June 30, 2002, we had $19.5 million, net, of goodwill and other indefinite-lived intangible assets, which are no longer subject to amortization. At June 30, 2002, we tested our goodwill and other intangible assets for impairment based on a combination of the fair value of the cash flows that the business can be expected to generate in the future, known as the income approach, and the fair value of the business as compared to other similar publicly traded companies, known as the market approach. Based on this assessment we determined that no adjustments were necessary to the stated values.

Website Development, Content Development And Tooling Capitalization

Our management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization. We have capitalized a portion of our website development expense in accordance with Emerging Issues Task Force 00-02, “Accounting for Website Development Costs” guidelines. We depreciate capitalized website development costs on a straight-line basis over two years.

10.

We capitalize the prepublication costs of books as content development costs. We adopted this practice to be consistent with what we believe to be industry practice in the publishing industry. Only costs incurred with outside parties are capitalized. We expense our internal prepublication costs as our internal records do not identify these costs on a project basis. We depreciate these assets from the time of publication over their estimated useful lives, estimated to be three years, using the sum of years digits method.

We depreciate capitalized manufacturing tools developed for our products on a straight-line basis, in cost of sales, over an estimated useful life of two years. If the related product line or our manufacturing production results in a shorter life than originally expected, we write off the remaining balance when we remove the tool from production.

Stock-Based Compensation

We account for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation is generally not recorded for options granted at fair value to employees and directors.

In connection with stock options granted to employees in August 2001, we recorded an aggregate of $3.3 million of deferred compensation in stockholders’ equity for the year ended December 31, 2001. These options were considered compensatory because the deemed fair value of the underlying shares of Class A common stock in August 2001, as subsequently determined, was greater than the exercise price of the options. In accordance with Accounting Principles Board Opinion No. 25, this deferred compensation will be amortized to expense through the third quarter of 2005 as the options vest. For the six-month period ended June 30, 2002, we recognized $0.4 million in amortized expense related to the vesting of these options. The amount of compensation expense actually recognized in future periods could be lower than currently anticipated if unvested stock options for which deferred compensation has been recorded are forfeited.

Stock-based compensation arrangements to nonemployees are accounted for in accordance with SFAS 123, “Accounting for Stock-Based Compensation,” and EITF No. 96-18, “Accounting for Equity Instruments that Are Issued to Others than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” using a fair value approach. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

Prior to our initial public offering, we granted stock appreciation rights under our Amended and Restated Employee Equity Participation Plan that are measured at each period end against the fair value of the Class A common stock at that time. The resulting difference between periods is recognized as expense at each period-end measurement date based on the vesting of the rights. In February 2002, stock appreciation rights with respect to 337,500 shares of Class A common stock were converted to options. We recognized approximately $820,000 in expense through June 30, 2002 related to the vested portion of these rights. Deferred compensation of $868,000 related to the unvested portion will be amortized to expense through the third quarter of 2005 as the options vest. Concurrent with our initial public offering, the existing, unexercised rights under the Employee Equity Participation Plan were converted to stock options. A remeasurement of the converted stock appreciation rights occurred at the conversion date, and the resulting difference with respect to vested rights was recognized as expense at that date. Deferred compensation related to the unvested portion will be amortized to expense as the options vest. To the extent any of the unvested options are forfeited, our actual expense recognized could be lower than currently anticipated. Concurrently with our initial public offering, we stopped granting stock appreciation rights under the Employee Equity Participation Plan.

11.

RESULTS OF OPERATIONS

The following table sets forth selected information concerning our results of operations as a percentage of net sales for the periods indicated:

	Percentage of Net Sales

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	50.7	59.3	51.8	59.1

Gross profit	49.3	40.7	48.2	40.9

Operating expenses:

Selling, general and administrative	34.7	40.2	30.8	41.7

Research and development	30.2	35.7	25.4	40.3

Advertising	9.3	7.7	8.9	10.1

Depreciation and amortization	4.4	2.8	3.5	3.4

Total operating expenses	78.5	86.4	68.7	95.6

Loss from operations	(29.2)	(45.7)	(20.4)	(54.6)

Interest and other income (expense) net	0.0	(1.0)	(0.4)	(0.4)

Loss before provision for income taxes	(29.2)	(46.8)	(20.8)	(55.0)

Benefit for income taxes	(11.7)	(18.7)	(8.3)	(22.0)

Net loss	(17.5)%	(28.1)%	(12.5)%	(33.0)%

THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2001

NET SALES

Net sales increased by $16.7 million, or 63%, from $26.4 million in the three months ended June 30, 2001 to $43.1 million in the three months ended June 30, 2002. Our U.S. Consumer segment’s net sales increased $10.6 million, or 47%, from $22.7 million in the second quarter of 2001 to $33.3 million in the second quarter of 2002. Our Education and Training segment’s net sales increased by $2.8 million, or 121%, from $2.3 million in the second quarter of 2001 to $5.1 million in the second quarter of 2002. Our International segment’s net sales increased by $3.3 million, or 241%, from $1.4 million in the second quarter of 2001 to $4.7 million in the second quarter of 2002.

Net sales for each segment and its percentage of total company net sales were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,

	2002		2001		2002		2001

		% of Total		% of Total		% of Total		% of Total
		Company		Company		Company		Company
Segment	$(1)	Net Sales	$(1)	Net Sales	$(1)	Net Sales	$(1)	Net Sales

U.S. Consumer	$33.3	77.3%	$22.7	86.1%	$78.5	77.8%	$41.8	86.6%

Education and Training	5.1	11.8%	2.3	8.7%	8.5	8.4%	3.7	7.6%

International	4.7	10.9%	1.4	5.2%	13.9	13.7%	2.8	5.8%

Total Company	$43.1	100.0%	$26.4	100.0%	$100.9	100.0%	$48.3	100.0%

(1)	In millions.

Our U.S. Consumer segment comprised 77% of total company net sales for the second quarter of 2002 and accounted for 63% of the increase in total company net sales from the second quarter of 2001 to the second quarter of 2002. The majority of our increase in the second quarter U.S. Consumer segment sales was related to increased sales of content products, which include interactive books and cartridges. Content sales increased from $1.0 million in the second quarter of 2001 to $11.0 million in the second

12.

quarter of 2002, or 33.0% of the net sales in our U.S. Consumer segment. LeapPad interactive books accounted for the majority of the increase in content sales. We believe that the significant growth in content sales in both dollars and as a percentage of total sales is due to the growth in the number of content titles in the first half of 2002 as compared to the first half of 2001, and a trend toward content sales being less seasonally dependent on the Fall and holiday selling season. Sales of stand-alone products increased from $5.7 million in the second quarter of 2001 to $9.5 million in the second quarter of 2002, or 28.5% of the net sales in our U.S. Consumer segment. Stand-alone product sales increased largely due to sales of our new infant/toddler lines. Platform sales decreased from $15.9 million in the second quarter of 2001 to $12.8 million in the second quarter of 2002, or 38.5% of the net sales in our U.S. Consumer segment. We believe the decrease in platform sales was due to shifts between quarters in the timing of shipments. In particular, a promotional sales program in the second quarter of 2001 resulted in relatively significant platform sales in that quarter that we believe would otherwise have occurred later in 2001. There was no similar program in the first half of 2002. For the six months ended June 30, 2002, platform sales increased 44% over the same period in 2001.

Our Education and Training segment comprised 12% of total company net sales for the second quarter of 2002 and accounted for 17% of the increase in total company net sales. We believe the quarter’s 121% year-over-year increase in sales for our Education and Training segment was the result of our larger and more established direct sales force, increased product offerings and increased brand awareness.

Our International segment comprised 11% of total company net sales for the second quarter of 2002 and accounted for 20% of the increase in total company net sales. The quarter’s 241% year-over-year increase was primarily due to sales into Japan and Canada. Our sales into Japan were primarily the result of a strategic relationship launched with Benesse Corporation and Sega Toys that commenced in January 2002.

Total company net sales increased by $52.6 million, or 109%, from $48.3 million in the six months ended June 30, 2001 to $100.9 million in the six months ended June 30, 2002.

Our U.S. Consumer segment’s net sales increased $36.7 million, or 88%, from $41.8 million in the six months ended June 30, 2001 to $78.5 million in the six months ended June 30, 2002. Our U.S. Consumer segment net sales related to platforms increased from approximately $25.2 million in the first half of 2001 to $33.4 million in the first half of 2002, an increase of 44%. Content net sales increased from $5.0 million in the first half of 2001 to $26.2 million in the first half of 2002, an increase of 421%. Stand-alone product net sales increased from $13.4 million in the first half of 2001 to $18.7 million in the first half of 2002, an increase of 68%. Our Education and Training segment’s net sales increased by $4.9 million, or 133%, from $3.7 million in the six months ended June 30, 2001 to $8.5 million in six months ended June 30, 2002. Our International segment’s net sales increased by $11.1 million, or 394%, from $2.8 million in the six months ended June 30, 2001 to $13.9 million in the six months ended June 30, 2002.

Our U.S. Consumer segment comprised 78% of total company net sales for the six months ended June 30, 2002 and accounted for 70% of the increase in total company net sales from the six months ended June 30, 2001 to the six months ended June 30, 2002. Our Education and Training segment comprised 8% of total company net sales for the six months ended June 30, 2002 and accounted for 8% of the increase in total company net sales. Our International segment comprised 14% of total company net sales for the six months ended June 30, 2002 and accounted for 21% of the increase in total company net sales.

GROSS PROFIT

Gross profit increased by $10.5 million, or 98%, from $10.7 million in the second quarter of 2001 to $21.2 million in the second quarter of 2002. Gross profit as a percentage of net sales, or gross profit margin, increased from 40.7% in the second quarter of 2001 to 49.3% in the second quarter of 2002.

Gross profit increased by $28.9 million, or 146%, from $19.8 million in the six months ended June 30, 2001 to $48.7 million in the six months ended June 30, 2002. Gross profit margin increased from 40.9% in the six months ended June 30, 2001 to 48.2% in the six months ended June 30, 2002.

13.

The gross profit in dollars for each segment and the related percentage of segment net sales were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,

	2002		2001		2002		2001

		% of		% of		% of		% of
		Segment		Segment		Segment		Segment
Segment	$(1)	Net Sales	$(1)	Net Sales	$(1)	Net Sales	$(1)	Net Sales

U.S. Consumer	$16.5	49.5%	$8.7	38.1%	$38.6	49.2%	$16.4	39.2%

Education and Training	3.0	58.4%	1.6	70.2%	5.3	62.2%	2.6	70.5%

International	1.8	38.2%	0.5	33.6%	4.8	34.3%	0.8	28.8%

Total Company	$21.2	49.3%	$10.7	40.7%	$48.7	48.2%	$19.8	40.9%

(1)	In millions.

Our U.S. Consumer segment experienced significant dollar and percentage gross profit increases for the quarter and six months ended June 30, 2002 as compared to the same periods in the prior year. This improvement was primarily due to lower manufacturing and chip costs and the large increase in content sales, which have a significantly higher gross margin percentage.

Our International segment’s gross profit dollar increase for the three and six month periods was largely due to our increased net sales in Japan. Our Education and Training segment experienced a decrease in gross profit margin for the three and six month periods primarily due to a lower margin sale to a wholesale customer.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $4.3 million, or 41%, from $10.6 million in the second quarter of 2001 to $14.9 million in the second quarter of 2002. As a percentage of net sales, selling, general and administrative expenses decreased from 40.2% in the second quarter of 2001 to 34.7% in the second quarter of 2002.

Selling, general and administrative expenses increased by $10.9 million, or 54%, from $20.2 million in the six months ended June 30, 2001 to $31.1 million in the six months ended June 30, 2002. As a percentage of net sales, selling, general and administrative expenses decreased from 41.7% in 2001 to 30.8% in the six months ended June 30, 2002.

The selling, general and administrative expenses in dollars for each segment and the related percentage of segment net sales were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,

	2002		2001		2002		2001

		% of		% of		% of		% of
		Segment		Segment		Segment		Segment
Segment	$(1)	Net Sales	$(1)	Net Sales	$(1)	Net Sales	$(1)	Net Sales

U.S. Consumer	$10.6	31.9%	$8.9	39.1%	$22.8	29.1%	$16.8	40.2%

Education and Training	2.8	54.6%	1.3	56.2%	5.5	65.1%	2.4	66.4%

International	1.5	32.5%	0.4	32.6%	2.7	19.7%	0.9	32.9%

Total Company	$14.9	34.7%	$10.6	40.2%	$31.1	30.8%	$20.2	41.7%

(1)	In millions.

The overall selling, general and administrative expense increase was primarily due to an increase in salaries and benefits expenses associated with a larger employee base. Our U.S. Consumer segment had significant reductions in selling, general and administrative expenses as a percentage of net sales for both the quarter and six months ended June 30, 2002 as compared to the same periods in the prior year. This was due primarily to leverage achieved against the strong growth in sales. The increase in selling, general and administrative expenses for our Education and Training segment was primarily due to a substantial investment in our own direct sales force, marketing programs and trade

14.

show activities. This increase resulted in a relatively lower expense leverage as compared to the other segments. We expect selling, general and administrative expenses in our Education and Training segment to continue to increase as we complete the staffing necessary to grow this segment’s business. The increase in selling, general and administrative expenses in our International segment was largely related to increased salaries and legal setup costs associated with our operations in France and Canada.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased by $3.6 million, or 38%, from $9.4 million in the second quarter of 2001 to $13.0 million in the second quarter of 2002. As a percentage of net sales, research and development expenses decreased from 35.7% in the second quarter of 2001 to 30.2% in the second quarter of 2002. The bulk of the increase came from content development expenses related to the significant development of new content for our platforms and increased development of stand-alone products in the infant/toddler line.

Research and development expenses increased by $6.2 million, or 32%, from $19.5 million in the six months ended June 30, 2001 to $25.7 million in the six months ended June 30, 2002. As a percentage of net sales, research and development expenses decreased from 40.3% in the six months ended June 30, 2001 to 25.4% in the six months ended June 30, 2002.

We capitalized $0.7 million of content development expense and $0.2 million of website development expense in the second quarter of 2002 as compared to $1.0 million of content development expense and $2.2 million of website development expense in the second quarter of 2001. For the six months ended June 30, 2002, we capitalized $1.7 million of content development expense and $0.3 million of website development expense as compared to $2.2 million and $3.0 million, respectively, in the six months ended June 30, 2001. This decrease in content development expense capitalization is due to the reduction of the use of outside developers whose costs are capitalized. Also, we have largely completed the development of our current website and do not anticipate capitalizing further website development expenses.

Included in research and development expense in the first six months of 2001 is $1.9 million of research expense related to the funding of Ubiquity LLC. This indirect, wholly owned subsidiary was formed to explore magazine publishing applications of our NearTouch technology. In February 2001, we decided to cease those operations to focus on our core business.

Content development expense increased by $4.0 million, or 107%, from $3.7 million, or 14.2% of net sales, in the second quarter of 2001 to $7.7 million, or 18.0% of net sales, in the second quarter of 2002. Content development expense increased by $7.1 million, or 96%, from $7.4 million, or 15.3% of net sales, in the six months ended June 30, 2001 to $14.5 million, or 14.3% of net sales, in the six months ended June 30, 2002. The increase was largely related to the development of an expanded assortment of content for use with our existing and new platforms.

Product development and engineering expenses decreased by $0.5 million, or 8%, from $5.7 million, or 21.6% of net sales in the second quarter of 2001, to $5.2 million, or 12.2% of net sales in the second quarter of 2002. Product development and engineering expenses decreased by $0.9 million, or 7%, from $12.1 million, or 25.0% of net sales in the six months ended June 30, 2001 to $11.2 million, or 11.1% of net sales in the six months ended June 30, 2002.

We expect that our overall research and development expenses will continue to increase in the future due to continued increases in content offerings and research and development of new platforms and stand-alone products.

15.

Research and development expense in dollars for each segment and the related percentage of segment net sales were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,

	2002		2001		2002		2001

		% of		% of		% of		% of
		Segment		Segment		Segment		Segment
Segment	$(1)	Net Sales	$(1)	Net Sales	$(1)	Net Sales	$(1)	Net Sales

U.S. Consumer	$10.6	31.9%	$8.4	37.0%	$21.9	27.8%	$17.5	41.7%

Education and Training	1.8	36.3%	0.9	41.0%	2.8	33.0%	1.9	51.5%

International	0.5	10.9%	0.1	6.9%	1.0	7.3%	0.1	4.5%

Total Company	$13.0	30.2%	$9.4	35.7%	$25.7	25.4%	$19.5	40.3%

(1)	In millions.

The majority of the increase in research and development expenses for the three months and six months ended June 30, 2002 was in our U.S. Consumer segment and was largely related to content development for our platforms. The research and development expenses in our Education and Training segment were due to increased development of content and the LeapTrack assessment system. The research and development expenses for our International segment were due to increased localization of content in foreign countries.

ADVERTISING EXPENSE

Advertising expense increased by $2.0 million, or 97%, from $2.0 million in the second quarter of 2001 to $4.0 million in the second quarter of 2002. As a percentage of net sales, advertising expense increased from 7.7% in the second quarter of 2001 to 9.3% in the second quarter of 2002.

Advertising expense increased by $4.1 million, or 84%, from $4.9 million in the six months ended June 30, 2001 to $9.0 million in the six months ended June 30, 2002. As a percentage of net sales, advertising expenses decreased from 10.1% in 2001 to 8.9% in the six months ended June 30, 2002.

The increase in advertising expense for the second quarter as compared to the prior year was primarily due to increased spending on cooperative, or co-op, advertising. The increase in advertising expense for the six months ended June 30, 2002 as compared to the prior year was related primarily to the increase in co-op advertising expense and higher levels of television and print advertising. We expect the increase in television and other advertising expenses to continue through the end of 2002.

Advertising expense in dollars for each segment and the related percentage of segment net sales were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,

	2002		2001		2002		2001

		% of		% of		% of		% of
		Segment		Segment		Segment		Segment
Segment	$(1)	Net Sales	$(1)	Net Sales	$(1)	Net Sales	$(1)	Net Sales

U.S. Consumer	$3.7	11.1%	$1.9	8.2%	$8.2	10.4%	$4.6	10.9%

Education and Training	0.0	0.5%	0.0	1.7%	0.1	0.6%	0.1	2.6%

International	0.3	5.5%	0.1	9.1%	0.8	5.6%	0.2	8.7%

Total Company	$4.0	9.3%	$2.0	7.7%	$9.0	8.9%	$4.9	10.1%

(1)	In millions.

16.

Our U.S. Consumer segment accounted for 94% and 88%, respectively, of the increase in the advertising expense for the three and six months ended June 30, 2002, as compared to the corresponding periods in 2001.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses increased by $1.2 million, or 160%, from $0.7 million in the second quarter of 2001, to $1.9 million in the second quarter of 2002. As a percentage of net sales, depreciation and amortization expense increased from 2.8% in the second quarter of 2001 to 4.4% in the second quarter of 2002. For the six months ended June 30, 2002, depreciation and amortization expenses increased by $1.9 million, or 114%, to $3.5 million from $1.6 million in the corresponding period of 2001. The increases were primarily due to the amortization of capitalized website development costs and increases in our total property and equipment relating to our growth. Through June 30, 2002, virtually all depreciation and amortization expense has been related to our U.S. Consumer segment.

LOSS FROM OPERATIONS

Our loss from operations increased by $0.5 million, or 4%, from $12.1 million in the second quarter of 2001 to $12.6 million in the second quarter of 2002. As a percentage of sales, our loss from operations has declined from 45.7 % in the second quarter of 2001 to 29.2% in the comparable period of 2002.

Our loss from operations decreased by $5.8 million, or 22%, from $26.4 million in the six months ended June 30, 2001 to $20.6 million in the six months ended June 30, 2002. As a percentage of sales, our loss decreased from 54.6 % in the six months ended June 30, 2001 to 20.4% for the same period in 2002.

Loss from operations in dollars for each segment and the related percentage of segment net sales were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,

	2002		2001		2002		2001

		% of		% of		% of		% of
		Segment		Segment		Segment		Segment
Segment	$(1)	Net Sales	$(1)	Net Sales	$(1)	Net Sales	$(1)	Net Sales

U.S. Consumer	$(10.2)	(30.6)%	$(11.2)	(49.3)%	$(17.6)	(22.4)%	$(24.1)	(57.5)%

Education and Training	(1.8)	(36.0)%	(0.7)	(28.7)%	(3.3)	(38.3)%	(1.8)	(50.1)%

International	(0.5)	(11.3)%	(0.2)	(15.6)%	0.2	1.4%	(0.5)	(17.8)%

Total Company	$(12.6)	(29.2)%	$(12.1)	(45.7)%	$(20.6)	(20.4)%	$(26.4)	(54.6)%

(1)  In millions.

Our U.S. Consumer segment has reduced its loss from operations as a percentage of net sales due to strong sales growth, increased gross profit margin and favorable selling, general and administrative expense and research and development expense leverage. Our Education and Training segment experienced an increased operating loss due primarily to increased operating expenses and lower capitalization of content costs as compared to the prior year. This segment is in the early stage of growth, and our decision to invest in operations, personnel and product development is based on what we believe to be a large opportunity in the U.S. school market. Our International segment reduced its loss from operations as a percentage of net sales in the second quarter of 2002 as compared to the same period in the prior year and recorded a $0.2 million operating profit for the six months ended June 30, 2002 due to strong sales growth and improved gross margins. We expect to continue investment in our Education and Training and International segments, and we expect operating losses to continue in our Education and Training segment for the foreseeable future.

OTHER

Net interest expense decreased by $0.2 million from $0.3 million in the second quarter of 2001 to $0.1 million in the second quarter of 2002, and decreased by $0.3 million, from $0.8 million in the six months ended June 30, 2001 to $0.5 million in the six months ended June 30, 2002, due primarily to lower average interest rates.

17.

Our effective tax rate was 40% in both periods presented resulting in a tax benefit offsetting the pre-tax losses. We expect our future tax rate to approximate the statutory rate. The effective tax rate for the year ended December 31, 2001 was 33%. The 2001 effective tax rate was impacted by the reversal of the deferred tax valuation allowance. With the complete elimination of the deferred tax valuation allowance in 2001, we expect our 2002 tax rate to approximate the statutory rate.

NET LOSS

In the second quarter of 2002, we incurred a net loss of $7.5 million, or 17.5% of net sales. In the comparable period in 2001 we incurred a net loss of $7.4 million, or 28.1% of net sales.

Net loss decreased by $3.3 million, or 21%, from $15.9 million, or 33.0% of net sales, in the six months ended June 30, 2001 to $12.6 million, or 12.5% of net sales, in the six months ended June 30, 2002.

SEASONALITY AND QUARTERLY RESULTS OF OPERATIONS

Our business is subject to significant seasonal fluctuations. The substantial majority of our net sales and all of our net income are realized during the third and fourth calendar quarters. In addition, our quarterly results of operations have fluctuated significantly in the past, and can be expected to continue to fluctuate significantly in the future, as a result of many factors, including: seasonal influences on our sales, such as the holiday shopping season and back-to-school purchasing; unpredictable consumer preferences and spending trends; the need to increase inventories in advance of our primary selling season; and timing of introductions of new products. For a discussion of these and other factors affecting seasonality, see “Risk Factors — Our business is seasonal, and therefore our annual operating results will depend, in large part, on sales relating to the brief holiday season;” and “Risk Factors — Our quarterly operating results are susceptible to fluctuations that could cause our stock price to decline.”

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $39.1 million in the six months ended June 30, 2002, compared to net cash used of $12.8 million in the comparable period last year. The $39.1 million net cash provided by operations for the six months ended June 30, 2002 was largely due to net collection of accounts receivable of $82.2 million offset by a $16.0 million increase in inventory, net loss of $12.6 million, and income tax payments of $8.8 million. Cash and cash equivalents were $0.4 million at June 30, 2002 compared to $2.9 million at June 30, 2001 and were $8.3 million at December 31, 2001. The increase in cash flow over the same period last year was due primarily to increased collections of accounts receivable. Our cash flow for the first six months of the year is significantly affected by the collection of year-end receivables and not indicative of our full-year cash flow trend. Accounts receivable increased to $29.8 million at June 30, 2002, from $18.9 million at June 30, 2001, due to our increased net sales. Our allowances related to accounts receivable have also increased, from $6.3 million at June 30, 2001 to $7.8 million at June 30, 2002, primarily due to the increase in accounts receivable.

Net cash used in investing activities was $8.2 million in the six months ended June 30, 2002, compared to $9.3 million in the same period last year. The primary component of net cash used in investing activities was purchases of property and equipment. We estimate that our capital expenditures for 2002 will be approximately $20.0 million as compared to $13.6 million in 2001. The $8.0 million in capital expenditures for the first half of 2002 were primarily related to $3.1 million purchases of manufacturing tools related to increased production levels and new product designs, $2.9 million related to computers, furniture, fixtures and leasehold improvements and $2.0 million of capitalized content and website development costs.

We typically commit to inventory production, content development and advertising expenditures prior to the peak third and fourth quarter retail selling season. In addition, our accounts receivable balance typically peaks in the third and fourth quarters, and most of these accounts receivable are not due for payment until the fourth quarter or the subsequent year. These timing differences between expenses incurred and the related cash collection negatively impact our cash flow during the year, particularly in the second half.

Initial Public Offering

We raised $115.3 million, after underwriters’ commissions and offering expenses and underwriters’ commissions, from our July 2002 initial public offering of Class A common stock. Prior to our initial public offering of Class A common stock, we relied on our long term secured credit facility with Foothill Capital Corporation to fund our operations. On July 30, 2002, upon completion of our initial public offering we repaid the entire outstanding balance of $34.1 million under this credit facility. This facility generally provides for prepayment penalties, but includes an exclusion for repayment after July 10, 2002 with proceeds from an initial public offering. On July 30, 2002, we gave Foothill notice of termination of this facility. To date, we have received commitment letters from two separate commercial banks for a $50.0 million three-year senior credit facility. The credit facilities proposed are unsecured and contain standard financial covenants. We currently intend to select one of these facilities to replace the secured facility with Foothill Capital. As of August 19, 2002, we had no debt and possessed cash and cash equivalent balances totaling $72.3 million. We believe the cash raised from our initial public offering, future seasonal borrowings, and anticipated cash

18.

flow from operations will be sufficient to meet our working capital and capital requirements through 2004.

RISK FACTORS

Our business is subject to many risks and uncertainties that may affect our future financial performance. Some of the risks and uncertainties that may cause our operating results to vary or that may materially and adversely affect our operating results are as follows:

If we fail to predict consumer preferences and trends accurately, develop and introduce new products rapidly or enhance and extend our existing core products, our sales will suffer.

Sales of our platforms, related content and stand-alone products typically have grown in the periods following initial introduction, but we expect sales of specific products to decrease as they mature. The introduction of new products and the enhancement and extension of existing products, through the introduction of additional content or by other means, are critical to our future sales growth. The successful development of new products and the enhancement and extension of our current products will require us to anticipate the needs and preferences of consumers and educators and to forecast market and technological trends accurately. Consumer preferences, and particularly children’s preferences, are continuously changing and are difficult to predict. In addition, educational curricula change as states adopt new standards. The development of new interactive learning products requires high levels of innovation and this process can be lengthy and costly. To remain competitive, we must continue to develop enhancements of our NearTouch, Mind Station and other technologies successfully. By the end of 2002, we intend to introduce one new platform and ten new stand-alone products in the U.S. consumer retail market, as well as over 45 new interactive books and over 15 other new content cartridges. In addition, our SchoolHouse division plans to introduce over 40 new interactive books and over 260 activity cards for the SchoolHouse version of our LeapPad platform by the end of 2002. We expect to sell our content products in over 12 countries in 2002. In these countries, we plan to introduce U.S. versions of 23 of our LeapPad and Quantum Pad books, and localized versions of 8 of our LeapPad and Quantum Pad books. We cannot assure you that these or other future products will be introduced or, if introduced, will be successful. The failure to enhance and extend our existing products or to develop and introduce new products that achieve and sustain market acceptance and produce acceptable margins would harm our business and operating results.

Our business is seasonal, and therefore our annual operating results will depend, in large part, on sales relating to the brief holiday season.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, causing the substantial majority of our sales to U.S. retailers to occur during the third and fourth quarters. In 2001, approximately 86% of our net sales to U.S. retailers and 85% of our total net sales occurred during this period. This percentage of total sales may increase as retailers become more efficient in their control of inventory levels through just-in-time inventory management systems. Generally, retailers time their orders so that suppliers like us will fill the orders closer to the time of purchase by consumers, thereby reducing their need to maintain larger on-hand inventories throughout the year to meet demand. While these techniques reduce retailers’ investments in their inventory, they increase pressure on suppliers to fill orders promptly and shift a significant portion of inventory risk and carrying costs to suppliers like us. The logistics of supplying more product within shorter time periods will increase the risk that we fail to meet tight shipping schedules, which could damage our relationships with retailers, increase our shipping costs or cause sales opportunities to be delayed or lost. The seasonal pattern of sales in the retail channel requires significant use of our working capital to manufacture and carry inventory in anticipation of the holiday season, as well as early and accurate forecasting of holiday sales. Failure to predict accurately and respond appropriately to consumer demand on a timely basis to meet seasonal fluctuations, or any disruption of consumer buying habits during this key period, would harm our business and operating results.

Our quarterly operating results are susceptible to fluctuations that could cause our stock price to decline.

Historically, our quarterly operating results have fluctuated significantly. For example, our net income (loss) for the first through fourth quarters of 2001 were $(8.5) million, $(7.4) million, $14.1 million and $11.5 million. Our net loss for the first quarter of 2002 was $(5.1) million and our net loss for the second quarter of 2002 was $(7.5) million. We expect these fluctuations to continue for a number of reasons, including:

19.

•	seasonal influences on our sales, such as the holiday shopping season and back-to-school purchasing;

•	unpredictable consumer preferences and spending trends;

•	the need to increase inventories in advance of our primary selling season;

•	timing of new product introductions;

•	general economic conditions;

•	changes in our pricing policies, the pricing policies of our competitors and general pricing trends in consumer electronics and toy markets;

•	international sales volume and the mix of such sales among countries with similar or different holidays and school years than the United States;

•	the impact of strategic relationships; and

•	the sales cycle to schools, which may be uneven, depending on budget constraints, the timing of purchases and other seasonal influences.

We expect that we will continue to incur losses during the first and second quarters of each year for the foreseeable future. We do not have sufficient operating experience to predict the overall effect of various seasonal factors and their effect on our future quarterly operating results. If we fail to meet our projected net sales or other projected operating results, or if we fail to meet analysts’ or investors’ expectations, the market price of our Class A common stock could fall.

We currently rely, and expect to continue to rely, on our LeapPad platform and related interactive books for a significant portion of our sales.

Our LeapPad platform and related interactive books accounted for approximately 54% of our net sales in 2001. No other product line, together with its related content, accounted for more than approximately 8% of our net sales in 2001. A significant portion of our future sales will depend on the continued commercial success of our LeapPad platform and related interactive books. If the sales for our LeapPad platform are below expected sales or if sales of our LeapPad interactive books do not grow as we anticipate, sales of our other products may not be able to compensate for these shortfalls and our overall sales would suffer.

Our business depends on four retailers that together accounted for approximately 78% of our net sales in 2001, and our dependence upon a small group of retailers may increase.

In 2001, Wal-Mart, Toys “R” Us, Kmart and Target accounted in the aggregate for approximately 78% of our net sales, and our top ten retailers accounted in the aggregate for approximately 89% of our net sales. Of our net sales in 2001, Wal-Mart and Toys “R” Us represented approximately 30% and 28%, respectively, and Kmart and Target each represented approximately 10%. We expect that a small number of large retailers will continue to account for the significant majority of our sales and that our sales to these retailers may increase as a percentage of our total sales. At December 31, 2001, Wal-Mart accounted for approximately 37% of our accounts receivable and Toys “R” Us accounted for approximately 25% of our accounts receivable. If any of these retailers experience significant financial difficulty in the future or otherwise fail to satisfy their accounts payable, our allowance for doubtful accounts receivable could be insufficient. If any of these retailers reduce their purchases from us, change the terms on which we conduct business with them or experience a future downturn in their business, our business and operating results could be harmed.

Our business could be affected adversely by the bankruptcy of Kmart.

On January 22, 2002, Kmart filed for bankruptcy protection. As of December 31, 2001, Kmart owed us approximately $11.0 million in uncollected net accounts receivable. We have written off $6.4 million of these accounts receivable, leaving a net balance of $4.6 million at December 31, 2001. By January 22, 2002, this balance was reduced by $2.5 million through a combination of payments and allowances. The remaining balance of $2.1 million as of January 22, 2002 represents approximately 25% of the amount of our uncollected pre-bankruptcy total outstanding receivables from Kmart. In August 2002, we sold our pre-bankruptcy total outstanding Kmart receivables to a third party for 16% of the value of those receivables and we wrote off an additional $0.8 million. Kmart made payments to us totaling $13.0 million during the 90 days prior to filing bankruptcy, which payments may be subject to challenge by Kmart, its

20.

creditors or others acting on behalf of Kmart’s bankruptcy estate as a preferential payment under federal bankruptcy law. We continue to do business with Kmart while Kmart is in bankruptcy, including extending credit for its purchases of our products, and we may have difficulty enforcing any contractual obligations and collecting any amounts owed to us by Kmart. We may decide to limit or end our business relationship with Kmart if we believe that their debtor-in-possession credit lines or their financial strength during or following restructuring do not give us adequate assurances to justify extending further credit. Limiting or terminating our relationship with Kmart could significantly reduce sales of our products and harm our business.

We do not have long-term agreements with our retailers and changes in our relationships with retailers could significantly harm our business and operating results.

We do not have long-term agreements with any of our retailers. As a result, agreements with respect to pricing, shelf space, cooperative advertising or special promotions, among other things, are subject to periodic negotiation with each retailer. Retailers make no binding long-term commitments to us regarding purchase volumes and make all purchases by delivering one-time purchase orders. If the number of our products increases as we have planned or the roll out of versions of our Learning Center shelf displays in selected retail stores proceeds as we anticipate, we will require more retail shelf space to display our various products. Any retailer could reduce its overall purchases of our products, the number and variety of our products that it carries and the shelf space allotted for our products, decide not to incorporate versions of our Learning Center shelf displays in its stores or otherwise materially change the terms of our current relationship at any time. Any such change could significantly harm our business and operating results.

Our limited operating history makes it difficult to evaluate our current business and prospects.

Our business began in 1995 and we have a limited operating history for you or our management to use in evaluating our business and prospects, particularly with regard to our Education and Training segment, which includes our SchoolHouse division, our International segment and our direct sales of content to consumers. To date, we have recognized limited sales from our Education and Training and International segments and from our direct-to-consumer content sales, and any growth in sales from these operations may not meet our expectations or those of analysts or investors. When making an investment decision regarding our Class A common stock, you must consider our business and prospects in light of the risks and difficulties typically encountered by companies in their early stages of development.

Our future growth will depend in part on our SchoolHouse division, which may not be successful.

We launched our SchoolHouse division in June 1999, and to date the division, which is accounted for under our Education and Training segment, has generated limited sales and has incurred substantial losses. We expect the division to continue to incur substantial losses for the foreseeable future. Sales from our SchoolHouse division’s curriculum-based products will depend principally on broadening market acceptance of those products, which in turn depends on a number of factors, including:

•	our ability to demonstrate to teachers and other key educational institution decision-makers the usefulness of our products to supplement traditional teaching practices;

•	the willingness of teachers, administrators, parents and students to use products in a classroom setting from a company that may be perceived as a toy manufacturer;

•	the effectiveness of our sales force, particularly since we rely on independent sales representatives;

•	the availability of state and federal government funding to defray, subsidize or pay for the costs of our products; and

•	our ability to demonstrate that our products improve academic performance.

If we cannot increase market acceptance of our SchoolHouse division’s supplemental educational products, the division may not become profitable and our future sales could suffer. As of December 31, 2001, we have capitalized $3.5 million of our content development costs in establishing the SchoolHouse division, and we expect to capitalize approximately $7.0 million of these costs in 2002, including $1.4 million that we have capitalized as of June 30, 2002. If the SchoolHouse division does not become profitable, we may have to write off some or all of these capitalized costs, which could significantly harm our operating results.

21.

Our planned expansion into international markets may not succeed and our future operating results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

We have limited experience with sales operations outside the United States. In January 2000, we expanded beyond the use of international distributors to sell our products and started selling our products directly to retailers in the United Kingdom. We began selling directly to retailers in Canada in June 2002, and we are planning to sell directly to retailers in France. We derived approximately 5% of our net sales from outside the United States in each of 2000 and 2001. We intend to increase our international sales through additional overseas offices to develop further our direct sales efforts, distributor relationships and strategic relationships with companies with operations outside of the United States, such as Benesse Corporation and Sega Toys in Japan. However, these and other efforts may not help increase sales of our products outside the United States. Our business is, and will increasingly be, subject to risks associated with conducting business internationally, including:

•	political and economic instability and civil unrest;

•	existing and future governmental policies;

•	greater difficulty in staffing and managing foreign operations;

•	complications in modifying our products for local markets or in complying with foreign laws, including consumer protection laws and local language laws;

•	transportation delays and interruptions;

•	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

•	trade protection measures and import or export licensing requirements;

•	currency conversion risks and currency fluctuations;

•	longer payment cycles, different accounting practices and problems in collecting accounts receivable; and

•	limitations, including taxes, on the repatriation of earnings.

Any difficulty with our international operations could harm our future sales and operating results.

Third parties have claimed, and may claim in the future, that we are infringing their intellectual property rights, which may cause us to incur significant litigation or licensing expenses or to stop selling some or all of our products or using some of our trademarks.

In the course of our business, we periodically receive claims of infringement or otherwise become aware of potentially relevant patents, copyrights, trademarks or other intellectual property rights held by other parties. Upon receipt of this type of communication, we evaluate the validity and applicability of allegations of infringement of intellectual property rights to determine whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies or trademarks or other proprietary matters in or on our products. Any dispute or litigation regarding patents, copyrights, trademarks or other intellectual property rights, regardless of its outcome, may be costly and time-consuming, and may divert our management and key personnel from our business operations. If we, our distributors or our manufacturers are adjudged to be infringing the intellectual property rights of any third party, we or they may be required to obtain a license to use those rights, which may not be obtainable on reasonable terms, if at all. We also may be subject to significant damages or injunctions against the development and sale of some or all of our products or against the use of a trademark in the sale of some or all of our products. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all the liability that could be imposed. We may presently be unaware of intellectual property rights of others that may cover some or all of our technology or products. We expect that increasingly we will be subject to infringement claims as we increase the number and type of products we offer, as the number of products, services and competitors in our markets grow, as we enter new markets and as our products receive more attention and publicity. See “Business — Legal Proceedings” in our Registration Statement on Form S-1, as amended, filed with the SEC on July 26, 2002 (SEC File No. 333-86898) for a discussion of intellectual property infringement suits in which we are currently involved. These suits include a suit filed by Technology Innovations, LLC alleging that our LeapPad platform, My First LeapPad platform and other products infringe one of its patents, a suit filed by General Creation LLC alleging that our LeapPad platforms infringe one of their patents and a complaint filed by us against Franklin Electronic Publishers, Inc. for declaratory relief based in part on the allegations that a number of our products appear to infringe a patent held by Franklin, a counterclaim by Franklin that we have infringed, actively

22.

induced infringement of and contributorily infringed Franklin’s patent and an investigation by the U.S. International Trade Commission regarding Franklin’s complaint alleging that we directly and contributorily infringe, and induce other to infringe, one of its patents. If we fail to be successful in either of these lawsuits, it could require us to stop selling our LeapPad and other platforms and to pay damages. These suits also include a suit filed by Publications International, Ltd. alleging that we are infringing its alleged common law, unregistered, trademark LEAP FROG for children’s books. If we fail to be successful in this suit, it could require us to stop using the LeapFrog trademark and other trademarks incorporating “LEAP” on our products and to pay damages.

Our intellectual property rights may not prevent our competitors from using our technologies or similar technologies to develop competing products, which could weaken our competitive position and harm our operating results.

Our success depends in large part on our proprietary technologies, particularly our NearTouch technology, which is at the core of our My First LeapPad, LeapPad and Quantum Pad platforms, as well as our Explorer interactive globe series. We rely, and plan to continue to rely, on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with selected parties with whom we conduct business to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our intellectual property or deter independent third-party development of similar technologies. For example, we are aware that a product using technology very similar to our NearTouch technology has been produced in China, and we have written a letter to the developer of the product advising that we will not tolerate infringement of our intellectual property rights. However, we may not be able to enforce our intellectual property rights, if any, in China or other countries where such product may be manufactured or sold. In January 2002, Toshiba Corporation, Takara Co. Ltd. and Dai Nippon Printing Co. Ltd. announced their intention to develop and promote an interactive educational platform product in Japan, and we are currently evaluating whether this planned product infringes our proprietary rights. Monitoring the unauthorized use of our proprietary technology and trademarks is costly, and any dispute or other litigation, regardless of outcome, may be costly and time-consuming and may divert our management and key personnel from our business operations. The steps we have taken may not prevent unauthorized use of our proprietary technology or trademarks, particularly in foreign countries where we do not own patents or trademarks or where the laws may not protect our proprietary rights and trademarks as fully as in the United States. Many features of our products are not protected by our patents, and, as a consequence, we may not have the legal right to prevent others from reverse engineering or otherwise copying and using these features in competitive products. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our operating results.

If we are unable to compete effectively with existing or new competitors, our sales and market share could decline.

We currently compete primarily in the preschool category and electronic learning aids category of the U.S. toy industry and, to some degree, in the overall U.S. and international toy industry. Our SchoolHouse division competes in the supplemental educational materials market. Each of these markets is very competitive and we expect competition to increase in the future. For example, based on information from industry sources, we believe Mattel, Inc. has demonstrated to retailers a prototype product having functionality similar to that of our LeapPad platform for possible introduction in 2003 under Mattel’s Fisher-Price brand. We believe that we are beginning to compete, and will increasingly compete in the future, with makers of popular game platforms and smart mobile devices such as personal digital assistants. These companies are well situated to compete effectively in our primary markets. Additionally, we are beginning to cross over into their markets with products such as our iQuest handheld device. Many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to changes in consumer requirements or preferences or to new or emerging technologies. They may also devote greater resources to the development, promotion and sale of their products than we do. We cannot assure you that we will be able to compete effectively in our markets.

23.

We rely on a limited number of manufacturers, virtually all of which are located in china, to produce our finished products, and our reputation and operating results could be harmed if they fail to produce quality products in a timely manner and in sufficient quantities.

We outsource substantially all of our finished goods manufacturing to five manufacturers, all of whom manufacture our products at facilities in the Guandong province in the southeastern region of China. For example, Jetta Company Limited was the sole manufacturer of all our LeapPad platforms and related books in 2001. We depend on these manufacturers to produce sufficient volumes of our products in a timely fashion and at satisfactory quality levels. We generally allow retailers and distributors to return or receive credit for defective or damaged products. If our manufacturers fail to produce quality products on time and in sufficient quantities due to capital shortages, late payments from us, political instability, labor shortages, intellectual property disputes, natural disasters, energy shortages, terrorism or other disruptions to their businesses, our reputation and operating results would suffer. In addition, if our manufacturers decide to increase production for their other customers, they may be unable to manufacture sufficient quantities of our products and our business could be harmed.

We do not have long-term agreements with our manufacturers and suppliers, and they may stop manufacturing our products or components at any time.

We presently order our products on a purchase order basis from our manufacturers and component suppliers, and we do not have long-term manufacturing agreements with any of them. The absence of long-term agreements means that, with little or no notice, our manufacturers and suppliers could refuse to manufacture some or all of our products or components, reduce the number of units of a product or component that they will manufacture or change the terms under which they manufacture our products or components. If our manufacturers and suppliers stop manufacturing our products or components, we may be unable to find alternative manufacturers or suppliers on a timely or cost-effective basis, if at all, which would harm our operating results. In addition, if any of our manufacturers or suppliers changes the terms under which they manufacture for us, our costs could increase and our profitability would suffer.

We depend on our suppliers for our components, and our production would be seriously harmed if these suppliers are not able to meet our demand and alternative sources are not available.

Some of the components used to make our products, including our application-specific integrated circuits, or ASICs, currently come from a single supplier. Additionally, the demand for some components such as liquid crystal displays, chips or other electronic components is volatile, which may lead to shortages. If our suppliers are unable to meet our demand for our components and if we are unable to obtain an alternative source or if the price available from our current suppliers or an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products would be seriously harmed and our operating results would suffer.

Our products are shipped from China and any disruption of shipping could harm our business.

We rely on three contract ocean carriers to ship virtually all of the products that we import to our primary distribution center in California. Retailers that take delivery of our products in China rely on a variety of carriers to import those products. We believe that a key collective bargaining agreement between the Pacific Maritime Association and the International Longshore and Warehouse Union affecting shipping of products to the Western United States, including our products, was scheduled to expire in mid-2002 and has been temporarily extended, and any failure to renew that agreement on a timely basis could disrupt or slow importation of our products. Any disruption or slowdown of service on importation of products caused by labor strikes, other labor disputes, terrorism, international incidents, lack of available shipping containers or otherwise could significantly harm our business and reputation.

Disruption of shipping from our U.S. warehouses could harm our business.

We rely on United Parcel Service, or UPS, to ship smaller quantities of our products to our customers, particularly in the Education and Training segment and to smaller U.S. Consumer customers. We believe that the current five-year contract between UPS and the Teamsters Union was scheduled to end July 31, 2002, but that the parties have tentatively agreed to a new contract. Any failure to renew that agreement on a timely basis could disrupt shipment of

24.

our products or cause us to use slower or more expensive shipment methods. Any disruption of product shipment by UPS could seriously harm our business and reputation.

If we do not correctly anticipate demand for particular products, we could incur additional costs or experience manufacturing delays, which would reduce our gross margins or cause us to lose sales.

Historically, we have seen steady increases in demand for our products and have generally been able to increase production to meet that demand. However, the demand for our products depends on many factors such as consumer preferences, including children’s preferences, and the introduction or adoption of new hardware platforms for interactive educational products, and can be difficult to forecast. We expect that it will become more difficult to forecast demand for specific products as we introduce and support additional products, enter additional markets and as competition in our markets intensifies. If we misjudge the demand for our products, we could face the following problems in our operations, each of which could harm our operating results:

•	If our forecasts of demand are too high, we may accumulate excess inventories of components and finished products, which could lead to markdown allowances or write-offs affecting some or all of such excess inventories. We may also have to adjust the prices of our existing products to reduce such excess inventories.

•	If demand for specific products increases beyond what we forecast, our suppliers and third-party manufacturers may not be able to increase production rapidly enough to meet the demand. Our failure to meet market demand would lead to missed opportunities to increase our base of users, damage our relationships with retailers and harm our business.

•	Rapid increases in production levels to meet unanticipated demand could result in increased manufacturing errors, as well as higher component, manufacturing and shipping costs, all of which could reduce our profit margins and harm our relationships with retailers.

Our efforts to establish direct content sales to consumers may not be successful.

In September 2000, we launched our efforts to develop a channel for direct content sales to consumers in the U.S. market. To date, our subscriptions have been offered for a free trial period and we have generated virtually no sales from our direct sales efforts, have incurred substantial costs and expect to continue to incur substantial costs for the foreseeable future. Our ability to generate direct-to-consumer content sales depends primarily on:

•	our ability to build a base of paid subscribers to our Never-Ending Learning Club and Leap’s Pond magazine;

•	sales of our Mind Station connector;

•	the ability of users to download our content easily from our Internet website using our Mind Station connector;

•	acceptance of the Internet as a means of enhancing the usefulness of educational products; and

•	development of compelling and effective content that can be downloaded for use with our platforms.

If our direct sales channel develops more slowly than we expect, or if our efforts to attract paying subscribers are not successful or cost-effective, our business could be harmed.

Any errors or defects contained in our products, or our failure to comply with applicable safety standards, could result in delayed shipments or rejection of our products, damage to our reputation and expose us to regulatory or other legal action.

We have experienced, and in the future may experience, delays in releasing some models and versions of our products due to defects or errors in our products. Our products may contain errors or defects after commercial shipments have begun, which could result in the rejection of our products by our retailers, damage to our reputation, lost sales, diverted development resources and increased customer service and support costs and warranty claims, any of which could harm our business. Children could sustain injuries from our products, and we may be subject to claims or lawsuits resulting from such injuries. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our

25.

insurance coverage. Moreover, we may be unable to retain adequate liability insurance in the future. We are subject to regulation by the Consumer Product Safety Commission, or CPSC, and similar state regulatory authorities, and our products could be subject to involuntary recalls and other actions by such authorities. Concerns about potential liability may lead us to recall voluntarily selected products. In December 2000, the CPSC announced our voluntary repair program for the approximately 900,000 units of our Alphabet Pal product sold prior to that date. We had instituted the repair proceedings with the CPSC because we were concerned that the product could cause injury. Our costs in connection with the repair were approximately $1.1 million. Any recalls or post-manufacture repairs of our products could harm our reputation, increase our costs or reduce our net sales.

Our rapid growth has presented significant challenges to our management systems and resources, and we may experience difficulties managing our growth.

Since the introduction of our first platform, we have grown rapidly, both domestically and internationally. Sales of our LeapPad platform grew from approximately 510,000 units in 1999 to approximately 3.2 million units in 2001. During this period, the number of different products we offered at retail also increased significantly. At December 31, 1999, we had 85 employees; at December 31, 2001, we had 438 employees; and at June 30, 2002, we had 509 employees. In addition, we plan to hire a significant number of new employees during the remainder of 2002. This expansion has presented, and continues to present, significant challenges for our management systems and resources. If we fail to develop and maintain management systems and resources sufficient to keep pace with our planned growth, our operating results could suffer.

We depend on key personnel, and we may not be able to retain, hire and integrate sufficient qualified personnel to maintain and expand our business.

Our future success depends partly on the continued contribution of our key executive, technical, sales, marketing, manufacturing and administrative personnel. The loss of services of any of our key personnel could harm our business. The loss of the services of any of our officers or senior managers could disrupt operations in their respective departments and could cause our financial results to suffer. Recruiting and retaining skilled personnel, including software and hardware engineers and content developers, is highly competitive. If we fail to retain, hire, train and integrate qualified employees and contractors, we will not be able to maintain and expand our business. Several members of our senior management have been with us for less than one year and any failure to integrate them into our business or to manage our expansion effectively could harm our business.

Changes in economic conditions, which can result in reduced demand for our products or higher prices for necessary commodities, could harm our business and operating results.

Recent weak economic conditions in the United States and elsewhere have adversely affected consumer confidence and consumer sales generally. In addition, the September 11th terrorist attacks significantly and negatively affected general economic conditions. Any future attacks and the responses to such attacks or other significant events could further impact the economy. Further weakening of the economy could damage our sales in our U.S. Consumer and other segments. Other changes in general economic conditions, such as greater demand or higher prices for plastic, electronic components, liquid crystal displays and fuel, may delay manufacture of our products, increase our costs or otherwise harm our margins and operating results.

Earthquakes or other events outside of our control may damage our facilities or the facilities of third parties on which we depend.

Our two primary U.S. distribution centers and our corporate headquarters are located in California near major earthquake faults that have experienced earthquakes in the past. An earthquake or other natural disasters could disrupt our operations. Additionally, the loss of electric power, such as the temporary loss of power caused by power shortages in the grid servicing our facilities in California, could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could impair our distribution of products, damage inventory, interrupt critical functions or otherwise affect our business negatively, harming our operating results. Our existing earthquake insurance relating to our distribution center may be insufficient and does not cover any of our other operations. If the

26.

facilities of our third party finished goods or component manufacturers are affected by earthquakes, power shortages, floods, monsoons, terrorism or other events outside of our control, our business could suffer.

We are subject to international, federal, state and local laws and regulations that could impose additional costs on the conduct of our business.

In addition to being subject to regulation by the CPSC and similar state regulatory authorities, we must also comply with other laws and regulations. The Children’s Online Privacy Protection Act, as implemented, requires us to obtain verifiable, informed parental consent before we collect, use or disclose personal information from children under the age of 13. Additionally, the Robinson-Patman Act requires us to offer non-discriminatory pricing to similarly situated customers and to offer any promotional allowances and services to competing retailers and distributors within their respective classes of trade on proportionally equal terms. Our SchoolHouse division is affected by a number of laws and regulations regarding education and government funding. We are subject to other various laws, including international and U.S. immigration laws, wage and hour laws and laws regarding the classification of workers. Compliance with these and other laws and regulations impose additional costs on the conduct of our business, and failure to comply with these and other laws and regulations or changes in these and other laws and regulations may impose additional costs on the conduct of our business.

Knowledge Universe, L.L.C., which is jointly controlled by Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken, controls all stockholder voting power as well as our board of directors.

Holders of our Class A common stock will not be able to affect the outcome of any stockholder vote. Our Class A common stock entitles its holders to one vote per share, and our Class B common stock entitles its holders to ten votes per share on all matters submitted to a vote of our stockholders. As of July 25, 2002, Knowledge Universe and its affiliates beneficially own 25,000,000 shares of our Class B common stock, which represents approximately 78% of the combined voting power of our Class A common stock, Class B common stock and Series A preferred stock, not including a warrant held by Knowledge Universe and its affiliates to purchase an additional 8,200,000 shares of our Class B common stock.

As a result, Knowledge Universe controls all stockholder voting power, including with respect to:

•	the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

•	any determinations with respect to mergers, other business combinations, or changes in control;

•	our acquisition or disposition of assets;

•	our financing activities; and

•	the payment of dividends on our capital stock, subject to the limitations imposed by our Series A preferred stock and our credit facility.

This control by Knowledge Universe and its controlling owners could depress the market price of our Class A common stock or delay or prevent a change in control of LeapFrog. Knowledge Universe is not prohibited from selling a controlling interest in us to a third party and can do so without requiring a buyer to acquire any Class A common stock. In addition, there could occur a deadlock among the three controlling owners of Knowledge Universe (two of whom are brothers) with respect to the voting of the shares of our capital stock they jointly control through Knowledge Universe, which could result in our being unable to obtain stockholder approval of any matter requiring such approval, such as the election of directors or a proposed merger.

Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken may each be deemed to control Knowledge Universe. As a result, Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken may each be deemed to have or share the power to direct the voting and disposition, and therefore to have beneficial ownership, of shares of our capital stock owned directly or indirectly by Knowledge Universe. For further information concerning Knowledge Universe, its beneficial ownership of our common stock, Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken, see “Principal and Selling Stockholders” from our Registration Statement on Form S-1, as amended, filed with the SEC on July 26, 2002.

27.

Conflicts of interest may arise between Knowledge Universe and its other affiliates and us.

Four of our nine directors are officers or directors of Knowledge Universe or its affiliates other than us. Our directors who are also officers or directors of Knowledge Universe or its other affiliates will have obligations to and interests in these companies as well as in us, and conflicts or potential conflicts of interest may result for these board members. Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken formed Knowledge Universe to build, through a combination of internal development and acquisitions, leading companies in areas relating to education, technology and career management and the improvement of individual and corporate performance. Knowledge Universe has formed, invested in or acquired, and in the future may form, invest in or acquire, other businesses that are involved in these and related areas, which businesses may be operated under the control of Knowledge Universe independently of us. Conflicts of interest between Knowledge Universe and its other affiliates and us may arise, and such conflicts of interest may not be resolved in a manner favorable to us, including potential competitive business activities, corporate opportunities, indemnity arrangements, registration rights, sales or distributions by Knowledge Universe or its affiliates of our common stock and the exercise by Knowledge Universe of its ability to control our management and affairs. Our certificate of incorporation does not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest, or to ensure that potential business opportunities that may become available to both Knowledge Universe or its other affiliates and us will be reserved for or made available to us. Pertinent provisions of law will govern any such matters if they arise.

The limited voting rights of our Class A common stock could negatively affect its attractiveness to investors and its liquidity and, as a result, its market value.

The holders of our Class A and Class B common stock generally have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share on all matters to be voted on by stockholders. The holders of our Series A preferred stock generally are entitled to vote on an as-converted to Class A common stock basis, which currently is one vote per share of Series A preferred stock. The holders of our Class B common stock have various additional voting rights, including the right to approve the issuance of any additional shares of Class B common stock and any amendment of our certificate of incorporation that adversely affects the rights of our Class B common stock. The holders of our Series A preferred stock have similar rights with respect to the Series A preferred stock as well as additional rights with respect to the issuance of equivalent or senior securities. The difference in the voting rights of our Class A common stock, Class B common stock and Series A preferred stock, and the differences in the voting rights of our Class A and Class B common stock in particular, could diminish the value of our Class A common stock to the extent that investors or any potential future purchasers of our Class A common stock attribute value to the superior voting or other rights of our Class B common stock or Series A preferred stock.

Provisions in our charter documents and Delaware law may delay or prevent an acquisition of our company, which could decrease the value of your shares.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. These provisions include limitations on actions by our stockholders by written consent and the voting power associated with our Class B common stock. In addition, subject to the rights of holders of our Series A preferred stock, our board of directors has the right to issue preferred stock without stockholder approval, which could be used by our board of directors to effect a rights plan or “poison pill” that could dilute the stock ownership of a potential hostile acquirer and may have the effect of delaying, discouraging or preventing an acquisition of our company. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding voting stock. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

Our stockholders may experience significant additional dilution upon the exercise of options and warrants.

As of July 25, 2002, there were outstanding under our equity incentive plans options to purchase a total of approximately 10.7 million shares of Class A common stock. Additionally as of July 25, 2002, there were outstanding warrants to purchase a total of 10.0 million shares of Class B common stock at a per share exercise price of $5.00.

28.

Contemporaneous with our initial public offering, we registered 17,407,983 shares of Class A common stock issuable under our equity incentive plans, which would include the shares issuable upon exercise of all of our outstanding options as well as options to be granted in the future. To the extent we issue shares upon the exercise of any of these options or warrants, investors in our Class A common stock will experience additional dilution.

Sales of our shares after our initial public offering could negatively affect the market price of our stock.

Sales of substantial amounts of shares in the public market following our initial public offering could harm the market price of our Class A common stock. We had approximately 45.8 million shares of Class A common stock outstanding based on the number of shares of Class A common stock outstanding as of July 25, 2002, assuming the conversion of all outstanding Series A preferred stock and Class B common stock into Class A common stock, and assuming no exercise of our outstanding options and warrants. Of these shares, substantially all the shares sold in our initial public offering are freely tradable without restrictions or further registration under the Securities Act of 1933, The remaining 35.5 million shares are restricted securities as defined by Rule 144 adopted under the Securities Act. These shares may be sold in the public market only if registered or if they qualify for an exemption from registration under Rule 144 or Rule 701 adopted under the Securities Act. We cannot predict the effect that future sales made under Rule 144, Rule 701 or otherwise will have on the market price of our Class A common stock.

For a full discussion of shares eligible for sale following our July 2002 initial public offering, see “Shares Eligible for Future Sale” in our Registration Statement on Form S-1, as amended, filed with the SEC on July 26, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and market our products primarily in North America and, to a lesser extent, in Europe and the rest of the world. As a result, our financial results could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. Because almost all of our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. We are billed by and pay our third-party manufacturers in U.S. dollars. To date, exchange rate fluctuations have had little impact on our operating results.

We do not invest in derivative financial instruments.

29.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our business, we are from time to time subject to litigation. For a full discussion of our pending legal proceedings please see “Business—Legal Proceedings” in our Registration Statement on Form S-1, as amended, filed with the SEC on July 26, 2002 (SEC File No. 333-86898). Legal proceedings filed during the three months ended June 30, 2002 or through the date of this report include:

TECHNOLOGY INNOVATIONS, LLC V. LEAPFROG ENTERPRISES, INC.

In July 2002, Technology Innovations, LLC filed a complaint against us in the western federal district court of New York alleging that we have infringed, and induced others to infringe, United States Patent No. 5,517,407, which it purports to own, by manufacturing, using, offering for sale and/or selling our LeapPad, LeapPad Pro and My First LeapPad platforms and other unspecified products. Technology Innovations seeks unspecified monetary damages, including triple damages based on its allegation of willful infringement, an accounting for all profits received by us from the sale of allegedly infringing products, attorneys’ fees and injunctive relief. In August 2002, Technology Innovations filed an amended complaint adding seven defendants to the complaint: Knowledge Universe, LLC; F.A.O., Inc.; KBToys, Inc.; Staples, Inc.; Target Corporations; Toys “R” Us, Inc.; and Wal-Mart Stores, Inc.

We have examined the patent in question, its file history and the prior art, and we believe we have meritorious defenses to Technology Innovations’ claims and we intend to pursue these defenses vigorously.

LEAPFROG ENTERPRISES, INC. V. MODERN TEACHING AIDS PTY LTD.

In May 2002, we filed a lawsuit in federal court in Australia against Modern Teaching Aids Pty Ltd., or MTA, for importing and selling the VTech Smart Book, which we believe infringes our Australian Patent No. 662,125, granted in December 1995. We are seeking both damages and injunctive relief. MTA filed its defense to the suit in July 2002.

We believe that our positions have merit, and we intend to pursue these claims vigorously.

LEAPFROG ENTERPRISES, INC. V. FRANKLIN ELECTRONIC PUBLISHERS, INC.

In April 2002, based in part on assertions by Franklin Electronic Publishers, Inc. that a number of our products, including our Mind Station and Leap Link connectors, our Turbo Twist and LeapPad platforms, our School-Time LeapTop and the Never-Ending Learning Club web pages infringe, contributorily infringe or induce infringement of United States Patent No. 5,203,705, issued to Franklin, we filed a lawsuit against Franklin in federal district court in California seeking declaratory relief that the patent is invalid, unenforceable and not infringed. In April 2002, Franklin filed an answer and counter-claim denying the allegations in our complaint, and contending that the action should be transferred to federal district court in New Jersey and that we have willfully infringed, actively induced infringement of and contributorily infringed the patent by making, using, selling and offering for sale products covered by one or more claims of the patent. Franklin seeks unspecified monetary damages, treble damages and injunctive relief. In May 2002, we filed our reply denying Franklin’s counterclaim. In July 2002, Franklin filed a complaint against us and one of our finished goods manufacturers with the U.S. International Trade Commission, or ITC, requesting an investigation into whether the importation, distribution and sale of a number of our products, including our Mind Station connector, our Turbo Twist platforms, our LeapPad, My First LeapPad, Imagination Desk and iQuest platforms, our School-Time LeapTop and portions of our web pages and components thereof directly infringe, induce infringement or contributorily infringe one or more claims of Franklin’s patent. The complaint seeks a permanent exclusionary order and a permanent cease and desist order barring the entry of these products into the United States and other injunctive relief. In August 2002, as expected, the ITC granted Franklin’s request for an investigation. We plan to seek a stay of our lawsuit in federal court pending resolution of the proceeding before the ITC.

We believe that our positions have merit, and we intend to pursue them vigorously. Additionally, we believe we have meritorious defenses to Franklin’s countersuit and to the claims alleged in the ITC proceeding and we intend to pursue

30.

these defenses vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Our Registration Statement (SEC File No. 333-86898) for our initial public offering became effective July 24, 2002, covering an aggregate of 10,350,000 shares of Class A common stock, including the underwriters’ over-allotment option. Our Class A common stock commenced trading on the New York Stock Exchange on July 25, 2002. The joint book-running managing underwriters of the offering were Merrill Lynch & Co. and Salomon Smith Barney. 10,350,000 shares of registered Class A common stock were sold in the offering at $13.00 per share, including shares that were issued upon the exercise by the underwriters of their over-allotment option, for an aggregate gross offering amount of $134.6 million. Of the 10,350,000 shares, 9,960,000 were issued and sold by us and the remaining shares were sold by existing stockholders. In relation to the offering we paid underwriters’ commission of $8.2 million and incurred offering expenses estimated at $5.1 million. After deducting the underwriters’ commission, the offering expenses and the proceeds due to the selling stockholders, we received net proceeds of $115.3 million from the offering. On July 30, 2002, upon completion of our initial public offering, we repaid the entire outstanding balance on our long term secured credit facility with Foothill Capital Corporation of $34.1 million. Our use of proceeds from our initial public offering does not represent a material change in the use of proceeds as described in our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 26, 2002.

During the three months ended June 30, 2002, we issued 62,600 shares of our Class A common stock. These transactions were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated under the Securities Act and Section 4(2) of the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 19, 2002, we held an annual meeting of stockholders for the purpose of electing nine directors to our board of directors to serve until the next annual meeting of stockholders. At the time of the stockholders meeting, which was held prior to our initial public offering and a related amendment and restatement of our certificate of incorporation, the holders of our Class B common stock were entitled to elect the majority of our board of directors, and the holders of our Class A common stock, Class B common stock and Series A preferred stock, voting together as a class, were entitled to elect the remaining members of the board. The following directors were elected to our board of directors according to the votes listed below:

Class B common stock vote:

Nominee	For	Withheld

Steven B. Fink	30,487,805	0

Thomas J. Kalinske	30,487,805	0

Stanley E. Maron	30,487,805	0

Paul A. Rioux	30,487,805	0

Sarina D. Simon	30,487,805	0

Class A common stock, Class B common stock and Series A preferred stock vote:

Nominee	For	Withheld

Jeffrey Berg	35,230,720	0

Barry A. Munitz	35,230,720	0

Stewart A. Resnick	35,230,720	0

Michael C. Wood	35,230,720	0

On April 10, 2002, our stockholders properly approved through an action by written consent an amendment and restatement of our Certificate of Incorporation.

31.

On July 19, 2002, prior to our initial public offering, the following matters were properly approved by our stockholders through an action by written consent:

1.	An amendment and restatement of our Certificate of Incorporation.

2.	An amendment and restatement of our Bylaws.

3.	The adoption of a 2002 Equity Incentive Plan and the related reservation of a total of 16,500,000 shares of Class A common stock.

4.	The adoption of a 2002 Employee Stock Purchase Plan and the related reservation of a total of 2,000,000 shares of Class A common stock.

5.	The adoption of a 2002 Non-Employee Directors’ Plan and the related reservation of a total of 750,000 shares of Class A common stock.

6.	A form of indemnity agreement to be entered into with each of our directors and the officers of our company named in our Registration Statement on Form S-1, as amended, filed with the SEC.

On July 19, 2002, in a separate action by written consent, our stockholders also properly approved an amendment and restatement of our Certificate of Incorporation contingent upon our failure to complete our initial public offering before September 1, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.03*	Amended and Restated Certificate of Incorporation.

3.04*	Amended and Restated Bylaws.

4.01*	Form of Specimen Class A Common Stock Certificate.

4.02*	Third Amended and Restated Stockholders Agreement, dated July 5, 2002, among LeapFrog and the investors named therein, and Waiver of CSC LF Holdings, LCC thereunder.

10.01*	Form of Indemnification Agreement entered into by the Company with each of its directors and each of its officers named as an officer in the Company’s Registration Statement on Form S-1, as amended, filed with the SEC.

10.02*	Net Lease, dated November 14, 2000, between Hollis Street Investors, LLC and LeapFrog, as amended.

10.03*	Standard Lease Agreement, dated January 15, 2002, between Knowles Los Gatos, LLC and LeapFrog.

10.04*	Amended and Restated Stock Option Plan.

10.05*	Amended and Restated Employee Equity Participation Plan.

10.06*	2002 Equity Incentive Plan.

10.07*	Form of Stock Option Agreement under the 2002 Equity Incentive Plan.

10.08*	2002 Non-Employee Directors’ Stock Option Plan.

10.09*	Form of Nonstatutory Stock Option Agreement under the 2002 Non-Employee Directors’ Stock Option Plan.

10.10*	2002 Employee Stock Purchase Plan.

10.11*	Form of Offering under the 2002 Employee Stock Purchase Plan.

10.12*	Amended and Restated Employment Agreement, dated effective as of January 1, 2002, between Michael C. Wood and LeapFrog.

10.13*	Employment Agreement, dated as of April 1, 2002, between Thomas J. Kalinske and LeapFrog.

10.14*	Employment Agreement, dated Effective as of April 1, 2002, between Paul Rioux and LeapFrog, as amended.

10.15*	Employment Agreement, dated November 10, 1997, between Timothy Bender and LeapFrog.

10.16*	Amended and Restated Loan and Security Agreement, dated July 10, 2001, between LeapFrog and Foothill Capital Corporation.

10.17*	Amended and Restated Intellectual Property Security Agreement, dated July 10, 2001, between LeapFrog and Foothill Capital Corporation.

10.18*	Promissory Note, dated June 30, 2000, between Michael C. Wood and LeapFrog.

10.19*	Promissory Note, dated July 6, 2000, between Timothy Bender and LeapFrog.

10.20*	Promissory Note, dated July 6, 2000, between Robert Lally and LeapFrog.

32.

10.21*	Promissory Note, dated August 1, 2000, between James Marggraff and LeapFrog.

10.22*	Tax Sharing Agreement dated as of July 3, 2002, between Knowledge Universe, Inc. and LeapFrog.

99.1	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the same numbered exhibit previously filed with the company’s registration statement on Form S-1 (SEC File No. 333-86898)

(b)	Reports on Form 8-K

None

33.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc. (Registrant)

/s/ Michael C. Wood Michael C. Wood Chief Executive Officer and President (Authorized Officer)

/s/ James P. Curley James P. Curley Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 29, 2002