Form 10-Q
period 2002-09-30
LEAPFROG ENTERPRISES INC
filed 2002-11-12
CIK 1138951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

OR

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

___________ to _____________

Commission File Number 001-31396

LeapFrog Enterprises, Inc.

(Exact Name of Registrant, As Specified in its Charter)

Delaware (State of Incorporation)	95-4652013 (I.R.S. Employer Identification No.)

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

Yes  or No

The number of shares of Class A common stock, par value $0.0001, and Class B common stock, par value $0.0001, outstanding as of November 8, 2002, was 13,677,571 and 38,678,831, respectively.

INDEX

	Page
Part I-Financial Information (Unaudited)

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets at September 30, 2002, September 30, 2001 and December 31, 2001		1

Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2002 and 2001		2

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001		3

Notes to Consolidated Financial Statements		4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		9

Item 3. Quantitative and Qualitative Disclosures About Market Risk		27

Item 4. Disclosure Controls and Procedures		27

Part II-Other Information

Item 1. Legal Proceedings		28

Item 2. Changes in Securities and Use of Proceeds		28

Item 4. Submission of Matters to a Vote of Security Holders		28

Item 6. Exhibits and Reports on Form 8-K		28

Signatures

Exhibit Index

i

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LEAPFROG ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,
			December 31,
	2002	2001	2001

	(Unaudited)		(Note 1)
ASSETS

Current assets:

Cash and cash equivalents	$57,848	$17,136	$8,269

Accounts receivable, net of allowances of $11,343, $7,783 and $9,854 at September 30, 2002 and 2001 and December 31, 2001, respectively	130,137	86,385	115,499

Inventories, net	92,337	56,988	46,103

Prepaid expenses and other current assets	8,976	4,724	2,058

Notes receivable due from related parties	595	—	—

Deferred income taxes	10,201	2,327	7,049

Total current assets	300,094	167,560	178,978

Property and equipment, net	20,449	17,995	16,857

Other assets	431	108	148

Notes receivable due from related parties	—	664	689

Investments in affiliates and related parties	200	305	200

Deferred income taxes	5,889	791	1,779

Intangible assets, net	23,353	22,310	23,322

Total assets	$350,416	$209,733	$221,973

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$68,031	$40,541	$34,412

Accrued liabilities	16,806	9,990	9,342

Deferred revenue	3,853	1,027	2,250

Cooperative advertising	9,300	3,224	5,380

Income taxes payable	13,730	—	9,634

Total current liabilities	111,720	54,782	61,018

Long term debt	—	67,860	61,163

Deferred rent and other long term liabilities	478	189	245

Deferred income taxes	4,390	1,766	2,560

Commitments and contingencies

Redeemable convertible Series A preferred stock, $0.0001 par value; 2,000,000 shares authorized at September 30, 2002, and 6,000,000 shares authorized at September 30, 2001 and December 31, 2001; 2,000,000 shares issued and outstanding, net of $861 of issuance costs. (Liquidation preference of $25,000 at September 30, 2002 and 2001 and December 31, 2001)	24,139	24,139	24,139

Stockholders’ equity:

Class A common stock, par value $0.0001; 139,500,000 shares authorized at September 30, 2002, and 70,000,000 shares authorized at September 30, 2001 and December 31, 2001; shares issued and outstanding: 13,640,347, 3,328,966 and 3,436,577 at September 30, 2002 and 2001 and December 31, 2001, respectively	1	—	—

Class B common stock, par value $0.0001; 40,500,000 shares authorized; 30,487,805 shares issued and outstanding	3	3	3

Treasury stock; -0- at September 30, 2002, 232,160 shares at September 30, 2001 and December 31, 2001	—	(550)	(550)

Additional paid-in capital	199,520	73,635	74,308

Deferred compensation	(5,871)	(2,819)	(2,560)

Notes receivable from stockholders	(3,860)	(3,469)	(4,073)

Accumulated other comprehensive income	104	6	11

Retained earnings (accumulated deficit)	19,792	(5,809)	5,709

Total stockholders’ equity	209,689	60,997	72,848

Total liabilities and stockholders’ equity	$350,416	$209,733	$221,973

See accompanying notes.

LEAPFROG ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net sales	$182,127	$112,382	$283,325	$160,828

Cost of sales	86,377	59,043	138,914	87,727

Gross profit	95,750	53,339	144,411	73,101

Operating expenses:

Selling, general and administrative	22,865	12,256	53,958	32,407

Research and development	14,137	8,571	39,810	28,032

Advertising	11,925	7,954	20,953	12,855

Depreciation and amortization	2,445	1,029	5,940	2,664

Total operating expenses	51,372	29,810	120,661	75,958

Income (loss) from operations	44,378	23,529	23,750	(2,857)

Interest expense	(127)	(823)	(822)	(1,931)

Interest income	259	128	459	471

Other (expense) income, net	(38)	(265)	85	326

Income (loss) before provision for income taxes	44,472	22,569	23,472	(3,991)

Provision (benefit) for income taxes	17,789	8,482	9,389	(2,142)

Net income (loss )	$26,683	$14,087	$14,083	$(1,849)

Net income (loss) per common share - basic	$0.65	$0.42	$0.39	$(0.06)

Net income (loss) per common share - diluted	$0.50	$0.37	$0.30	$(0.06)

Shares used in calculating net income (loss) per share — basic	41,274,608	33,471,287	36,275,667	33,398,495

Shares used in calculating net income (loss) per share -diluted	53,384,455	37,677,628	47,221,080	33,398,495

See accompanying notes.

LEAPFROG ENTERPRISES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Net income (loss)	$14,083	$(1,849)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation	7,776	2,956

Amortization	469	793

Loss on sale of property and equipment	—	245

Provision for allowances for accounts receivable	9,981	4,252

Deferred income taxes	(5,432)	(152)

Deferred rent	233	167

Deferred revenue	1,603	790

Amortization of deferred compensation	1,069	458

Conversion of stock appreciation rights to non-statutory stock options	1,341	—

Stock option compensation related to nonemployees and nonrecourse notes receivable	111	532

Tax benefit from exercise of stock options	1,838	—

Other changes in operating assets and liabilities:

Accounts receivable	(24,619)	(36,439)

Inventories	(46,234)	(14,084)

Prepaid expenses and other current assets	(6,918)	(2,959)

Notes receivable due from stockholders	94	—

Other assets	(283)	47

Accounts payable	33,620	7,376

Accrued liabilities and other long term liabilities	8,397	4,014

Cooperative advertising	3,920	(1,102)

Income taxes payable	4,096	—

Net cash provided by (used in) operating activities	5,145	(34,955)

Investing activities:

Purchases of property and equipment	(11,368)	(12,981)

Purchase of intangible assets	(250)	—

Investments in affiliates and related parties	—	195

Net cash used in investing activities	(11,618)	(12,786)

Financing activities:

Borrowings under credit agreement	182,000	163,573

Repayments under credit agreement	(243,163)	(123,089)

Repayments on notes payable to affiliates	—	(5,118)

Proceeds from the payment of notes receivable from stockholders	505	—

Proceeds from the exercise of stock options	1,501	—

Proceeds from the issuance of common stock	115,116	—

Proceeds from issuance of redeemable convertible Series A preferred stock, net of issuance costs	—	24,139

Net cash provided by financing activities	55,959	59,505

Effect of exchange rate changes on cash	93	45

Increase in cash and cash equivalents	49,579	11,809

Cash and cash equivalents at beginning of period	8,269	5,327

Cash and cash equivalents at end of period	$57,848	$17,136

Supplemental disclosure of cash flow information

Cash paid during the period for:

Income taxes paid	$8,800	$—

Interest paid	$1,154	$2,032

Noncash investing and financing activities:

Common stock issued in exchange for notes receivable	$292	$239

Issuance of warrant for services rendered and previously accrued	$142	$—

Issuance of stock options related to conversion of stock appreciation rights	$1,041	$—

See accompanying notes.

LEAPFROG ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share and percent data)
(unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the financial position and interim results of LeapFrog Enterprises, Inc. (the “Company”) as of and for the periods presented have been included. Certain amounts in the financial statements for prior periods have been reclassified to conform to the current period’s presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Because the Company’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year.

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

On January 1, 2002, the Company implemented Emerging Issues Task Force (“EITF”) Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer . The adoption of EITF Issue No. 01-09 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.     Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash and money market accounts. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

4.     Inventories

Inventories consist of the following:

	September 30,

	2002	2001	December 31, 2001

Raw materials	$18,849	$15,007	$9,087

Finished goods	73,488	41,981	37,016

Total inventories	$92,337	$56,988	$46,103

5.     Notes Receivable from Related Party

Notes receivable from related parties consists of the interest and tax owed on non-recourse promissory notes to former employees and full recourse promissory notes to current employees for the exercise of vested stock options. The receivable for the loan principal is recorded in stockholders’ equity. For the nonrecourse notes, both principal and accrued interest are due in full on the earlier of (1) December 31, 2006 or (2) 120 days following an initial public offering. For the full recourse notes, both principal and accrued interest are due in full on the earlier of (1) December 31, 2006 or (2) ten days following the later of an initial public offering or the expiration of the applicable lock-up period. At September 30, 2002, $595 has been classified as current, while at September 30, 2001 and December 31, 2001, $664 and $689, respectively, has been classified as long term.

LEAPFROG ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share and percent data)
(unaudited)

6.     Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations,” and No. 142, “Goodwill and other Intangible Assets.” As a result of adopting these statements, the Company’s goodwill and certain intangible assets are no longer amortized. At June 30, 2002, the Company tested its goodwill and other intangible assets for impairment based on a combination of the fair value of the cash flows that the business can be expected to generate in the future (Income Approach) and the fair value of the business as compared to other similar publicly traded companies (Market Approach). Based on this assessment the Company determined that no adjustments were necessary to the stated values.

The following table provides a reconciliation of the net income (loss) recorded for the three months and nine months ended September 30, 2002 and 2001, respectively, to adjusted net income (loss) had SFAS 142 been applied as of January 1, 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income (loss) as reported	$26,683	$14,087	$14,083	$(1,849)

Add back amortization, net of tax:	—	104	—	292

Adjusted net income (loss)	$26,683	$14,191	$14,083	$(1,557)

Adjusted net income (loss) per common share — basic	$0.65	$0.42	$0.39	$(0.05)

Adjusted net income (loss) per common share — diluted	$0.50	$0.38	$0.30	$(0.05)

Other intangible assets are displayed in the consolidated balance sheets net of accumulated amortization of $1,255 and $688 at September 30, 2002 and September 30, 2001, respectively, and $785 at December 31, 2001.

7.     Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income (loss)	$26,683	$14,087	$14,083	$(1,849)

Currency translation adjustments	159	22	93	45

Comprehensive income (loss)	$26,842	$14,109	$14,176	$(1,804)

LEAPFROG ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share and percent data)
(unaudited)

8.     Net Income (Loss) Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share (“SFAS 128”), which requires the presentation of basic net income (loss) per common share and diluted net income (loss) per common share. Basic net income (loss) per common share excludes any dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted net income (loss) per share.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Numerator:

Net income (loss)	$26,683	$14,087	$14,083	$(1,849)

Denominator:

Class A and B — weighted average shares	41,274,608	33,544,972	36,275,667	33,532,053

Less: weighted average shares of unvested stock	—	(73,685)	—	(133,558)

Denominator for net income (loss) per Class A and B share — basic	41,274,608	33,471,287	36,275,667	33,398,495

Effect of dilutive securities:

Employee stock options	3,308,681	828,433	2,817,940	—

Unvested Stock	—	43,419	—	—

Warrants	6,801,166	1,334,489	6,127,473	—

Convertible preferred stock	2,000,000	2,000,000	2,000,000	—

Denominator for net income (loss) per Class A and B share — diluted	53,384,455	37,677,628	47,221,080	33,398,495

Net income (loss) per Class A and B share — basic	$0.65	$0.42	$0.39	$(0.06)

Net income (loss) per Class A and B share -diluted	$0.50	$0.37	$0.30	$(0.06)

If the Company had reported net income for the nine months ended September 30, 2001, the calculation of diluted net income per share would have included 2,487,237 of common equivalent shares related to redeemable convertible preferred stock, outstanding stock options and warrants, and unvested stock (determined using the treasury stock method).

9.     Income Taxes

Our effective tax rates were approximately 40% for the three months and nine months ended September 30, 2002 and 37.6% for the three months ended September 30, 2001 and a tax benefit rate of 53.7% for the nine months ended September 30, 2001.

LEAPFROG ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share and percent data)
(unaudited)

10.     Segment Reporting

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

		Income		Property and
		(Loss) from	Depreciation and	Equipment
	Net Sales	Operations	Amortization	Additions

Three Months Ended September 30, 2002

U.S. Consumer	$160,969	$43,771	$2,771	$2,456

Education and Training	5,332	(2,852)	497	904

International	15,826	3,459	16	17

Total	$182,127	$44,378	$3,284	$3,377

2001

U.S. Consumer	$106,669	$24,456	$1,423	$2,806

Education and Training	1,518	(1,934)	—	623

International	4,195	1,007	6	—

Total	$112,382	$23,529	$1,429	$3,429

Nine Months Ended September 30, 2002

U.S. Consumer	$239,510	$26,205	$7,550	$8,983

Education and Training	14,127	(6,112)	649	2,268

International	29,688	3,657	46	117

Total	$283,325	$23,750	$8,245	$11,368

2001

U.S. Consumer	$148,518	$399	$3,726	$8,950

Education and Training	5,307	(3,762)	0	3,977

International	7,003	506	23	54

Total	$160,828	$(2,857)	$3,749	$12,981

Total Assets	September 30, 2002	September 30, 2001	December 31, 2001

U.S. Consumer	$324,651	$198,354	$211,276

Education and Training	5,760	3,977	3,492

International	20,005	7,402	7,205

Total	$350,416	$209,733	$221,973

11.     Initial Public Offering

In July 2002, the Company raised $115.1 million, after offering expenses and underwriters’ commissions, in its initial public offering of 9,960,000 shares of its Class A common stock at a price to the public of $13.00 per share. The Company used $34.1 million of the net proceeds to repay the entire balance outstanding under its revolving credit facility in July 2002.

On July 25, 2002, the Company converted 1,585,580 stock appreciation rights to options to purchase an aggregate of 1,585,580 shares of Class A common stock. The expense related to the conversion of the vested stock appreciation rights was $0.2 million in the three months ended September 30, 2002, based on vested rights with respect to 192,361 shares of Class A common stock outstanding as of July 25, 2002 at the Company’s initial public offering price of $13 per share. The Company’s deferred compensation expense in connection with the conversion of 1,310,594 unvested stock appreciation rights held by employees converted to options to purchase 1,310,594 shares of Class A common stock, was $4.0 million. In accordance with generally accepted accounting principles, beginning in the third quarter of 2002 and for the following 16 quarters, the Company will recognize this expense over the remaining vesting period of the options into which the unvested rights are converted.

LEAPFROG ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share and percent data)
(unaudited)

12.     Legal Proceedings

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

13.     Subsequent Events

On November 8, 2002, Knowledge Kids, L.L.C. exercised a warrant to purchase 8.2 million shares of the Company’s Class B common stock at the $5.00 per share exercise price provided for in the warrant. Knowledge Kids is an affiliate of Knowledge Universe, L.L.C., a greater than five percent stockholder of the Company. Knowledge Kids exercised the warrant through the surrender of 1,483,358 shares of previously-owned Class B common stock, the aggregate value of which was the total $41.0 million exercise price in accordance with the terms of the warrant. As a result, Knowledge Kids acquired 6,716,642 additional shares of the Company’s Class B common stock on a net basis.

Also on November 8, 2002, FrogPond, LLC exercised a warrant to purchase 1.8 million shares of the Company’s Class B common stock at the $5.00 per share exercise price provided for in the warrant. FrogPond is a Class B common stockholder of the Company, and Michael C. Wood, the Company’s President, CEO and Vice Chairman, is FrogPond’s President. FrogPond exercised the warrant by canceling a portion of the warrant equal in value to the total $9.0 million exercise price in accordance with the terms of the warrant. As a result, FrogPond received 1,474,384 shares of Class B common stock on a net basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read with our financial statements and notes included elsewhere in this quarterly report on Form 10-Q. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” and “would” or any variations of words with similar meanings. These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, risks and uncertainty discussed in this report and those that are or may be discussed from time to time in our public announcements and filings with the SEC, such as our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 26, 2002 (SEC File No. 333-86898) under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our future Forms 8-K, 10-Q and 10-K. We undertake no obligation to revise the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect events or circumstances occurring after the date of the filing of this report.

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

Revenue Recognition

We recognize revenue upon shipment of our products provided that there are no significant post-delivery obligations to the customer and collection is reasonably assured, which generally occurs upon shipment, either from our U.S. distribution facilities or directly from our third-party manufacturers. Net sales represent gross sales less negotiated price allowances based primarily on volume purchasing levels, estimated returns and allowances for defective products. The revenue and related cost for our products whose sole purpose is Internet connectivity, principally our Mind Station connector, which has generally been packaged with other products, is recognized over an 18-month period, based on an estimated period of use of the product. If we change our estimate of the period of use, revisions to the revenue recognition period would be required.

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

Intangible Assets

Intangible assets, including excess purchase price over the cost of net assets acquired, arose from our September 23, 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, and our acquisition of substantially all the assets of Explore Technologies on July 22, 1998. At September 30, 2002 our intangible assets had a net balance of $23.4 million. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires the use of a nonamortization approach to account for goodwill and some other intangible assets. We will evaluate the recoverability of our intangible assets, including goodwill, by comparing the projected undiscounted net cash flows associated with such assets against their respective carrying values. We will record any impairment losses, which are based on the excess of the carrying value over the fair value. We adopted the pronouncement effective January 1, 2002, and accordingly we no longer amortize goodwill and other indefinite-lived intangible assets. As of September 30, 2002, we had $19.5 million, net, of goodwill and other indefinite-lived intangible assets that are no longer subject to amortization. At June 30, 2002, we tested our goodwill and other intangible assets for impairment based on a combination of the fair value of the cash flows that the business can be expected to generate in the future, known as the income approach, and the fair value of the business as compared to other similar publicly traded companies, known as the market approach. Based on this assessment we determined that no adjustments were necessary to the stated values.

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

In connection with stock options granted to employees in August 2001, we recorded an aggregate of $3.3 million of deferred compensation in stockholders’ equity for the year ended December 31, 2001. These options were considered compensatory because the deemed fair value of the underlying shares of Class A common stock in August 2001, as subsequently determined, was greater than the exercise price of the options. In accordance with Accounting Principles Board Opinion No. 25, this deferred compensation will be amortized to expense through the third quarter of 2005 as the options vest. For the nine-month period ended September 30, 2002, we recognized $0.5 million in amortized expense related to the vesting of these options. The amount of compensation expense actually recognized in future periods could be lower than currently anticipated if unvested stock options for which deferred compensation has been recorded are forfeited.

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

Prior to our initial public offering, we granted stock appreciation rights under our Amended and Restated Employee Equity Participation Plan that are measured at each period end against the fair value of the Class A common stock at that time. The resulting difference between periods is recognized as expense at each period-end measurement date based on the vesting of the rights. In February 2002, we converted 337,500 stock appreciation rights with to options to purchase an aggregate of 337,500 shares of Class A common stock. We recognized approximately $820,000 in expense through June 30, 2002 related to the vested portion of these rights. Deferred compensation of $868,000 related to the unvested portion will be amortized to expense through the third quarter of 2005 as the options vest. On July 25, 2002, the Company converted 1,585,580 stock appreciation rights to options to purchase an aggregate of 1,585,580 shares of Class A common stock. The expense related to the conversion of the vested stock appreciation rights was $0.2 million in the three months ended September 30, 2002, based on vested rights with respect to 192,361 shares of Class A common stock outstanding as of July 25, 2002 at the Company’s initial public offering price of $13 per share. The Company’s deferred compensation expense in connection with the conversion of 1,310,594 unvested stock appreciation rights held by employees converted to options to purchase 1,310,594 shares of Class A common stock, was $4.0 million. In accordance with generally accepted accounting principles, beginning in the third quarter of 2002 and for the following 16 quarters, the Company will recognize this expense over the remaining vesting period of the options into which the unvested rights are converted. Deferred compensation related to the unvested portion will be amortized to expense as the options vest. To the extent any of the unvested options are forfeited, our actual expense recognized could be lower than currently anticipated. Concurrently with our initial public offering, we stopped granting stock appreciation rights under the Employee Equity Participation Plan.

RESULTS OF OPERATIONS

The following table sets forth selected information concerning our results of operations as a percentage of net sales for the periods indicated:

	Percentage of Net Sales

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	47.4	52.5	49.0	54.5

Gross profit	52.6	47.5	51.0	45.5

Operating expenses:

Selling, general and administrative	12.6	10.9	19.0	20.2

Research and development	7.8	7.6	14.1	17.4

Advertising	6.5	7.1	7.4	8.0

Depreciation and amortization	1.3	0.9	2.1	1.7

Total operating expenses	28.2	26.5	42.6	47.2

Income (Loss) from operations	24.4	20.9	8.4	(1.8)

Interest and other income (expense) net	0.1	(0.9)	(0.1)	(0.7)

Income (Loss) before provision for income taxes	24.4	20.1	8.3	(2.5)

Provision (Benefit) for income taxes	9.8	7.5	3.3	(1.3)

Net Income (Loss)	14.7%	12.5%	5.0%	(1.1)%

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES

Net sales increased by $69.7 million, or 62%, from $112.4 million in the three months ended September 30, 2001 to $182.1 million in the three months ended September 30, 2002. The majority of the net sales increase came from strong platform and software sales driven primarily by higher LeapPad, My First LeapPad, Imagination Desk and iQuest handheld revenue.

Our U.S. Consumer segment’s net sales increased $54.3 million, or 51%, from $106.7 million in the third quarter of 2001 to $161.0 million in the third quarter of 2002. Our Education and Training segment’s net sales increased by $3.8 million, or 251%, from $1.5 million in the third quarter of 2001 to $5.3 million in the third quarter of 2002. Our International segment’s net sales increased by $11.6 million, or 277%, from $4.2 million in the third quarter of 2001 to $15.8 million in the third quarter of 2002.

Net sales for each segment and its percentage of total company net sales were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2002		2001		2002		2001

		% of Total		% of Total		% of Total		% of Total
		Company		Company		Company		Company
Segment	$(1)	Net Sales	$(1)	Net Sales	$(1)	Net Sales	$(1)	Net Sales

U.S. Consumer	$161.0	88%	$106.7	95%	$239.5	85%	$148.5	92%

Education and Training	5.3	3%	1.5	1%	14.1	5%	5.3	3%

International	15.8	9%	4.2	4%	29.7	10%	7.0	4%

Total Company	$182.1	100%	$112.4	100%	$283.3	100%	$160.8	100%

(1)  In millions.

Our U.S. Consumer segment comprised 88% of total company net sales for the third quarter of 2002 and accounted for 78% of the increase in total company net sales from the third quarter of 2001. Platform net sales in our U.S. Consumer segment increased $25.8 million, or 47%, from $54.2 million in the third quarter of 2001 to $80.0 million in the third quarter of 2002. Sales of platforms were 50% of U.S. Consumer net sales for the third quarter of 2002 compared to 51% of total U.S. Consumer net sales in the third quarter of 2001. Software net sales in our U.S Consumer segment increased $27.5 million, or 166%, from $16.5 million in the third quarter of 2001 to $44.0 million in the third quarter of 2002. Sales of software products accounted for 27% of our U.S. Consumer segment net sales in the third quarter of 2002, compared to 17% of our U.S. Consumer segment net sales in the third quarter of 2001. Net sales of stand-alone products increased $1.0 million, or 3%, from $35.8 million in the third quarter of 2001 to $36.8 million in the third quarter of 2002 in our U.S. Consumer segment. Sales of standalone products accounted for 23% of our U.S. Consumer segment net sales in the third quarter of 2002, compared to 32% in the third quarter of 2001. The lower rate of increase in net sales of our stand-alone products is not necessarily indicative of a full year trend as new 2002 product sales are planned for the fourth quarter. Historically, our fourth quarter sales have increased versus the third quarter due to seasonal sales demand from retailers in the holiday-selling season. The interruption at West Coast docks is not expected to impact this sales trend. For a discussion of the interruption at West Coast docks, please see “Risk Factors — Our products are shipped from China and any disruption of shipping could harm our business.” in this report.

Our Education and Training segment comprised 3% of total company net sales for the third quarter of 2002 and accounted for 5% of the increase in total company net sales. We believe the 2002 quarter’s 251% increase in net sales for our Education and Training segment as compared to the third quarter of 2001 was the result of our larger and more established direct sales force, increased product offerings and increased brand awareness.

Our International segment comprised 8.7% of total company net sales for the third quarter of 2002 and accounted for 17% of the increase in total company net sales in the same period. The quarter’s 277% increase in net sales as compared to the third quarter of 2001 was primarily due to sales in the United Kingdom, Canada and Japan. The increase in sales in the United Kingdom was primarily due to larger market penetration resulting from more localized products and larger retail shelf space. The Canadian sales increase was primarily due to our transition from an outside distributor to internally controlled supply and distribution operations. Our sales in Japan were primarily the result of strategic relationships launched with Benesse Corporation and Sega Toys, each of which commenced in January 2002.

Total company net sales increased by $122.5 million, or 76%, from $160.8 million in the nine months ended September 30, 2001 to $283.3 million in the nine months ended September 30, 2002. On a year to date basis, higher platform and related software sales accounted for the majority of the increase.

Our U.S. Consumer segment’s net sales increased $91.0 million, or 61%, from $148.5 million in the nine months ended September 30, 2001 to $239.5 million in the nine months ended September 30, 2002. Our U.S. Consumer segment net sales related to platforms increased $34.0 million, or 43%, from $79.5 million in the first nine months of 2001 to $113.5 million in the first nine months of 2002. Content net sales increased $48.7 million, or 226%, from $21.6 million in the first nine months of 2001 to $70.3 million in the first nine months of 2002. Stand-alone product net sales increased $8.3 million, or 17%, from $47.4 million in the first nine months of 2001 to $55.7 million in the first nine months of 2002. Our Education and Training segment’s net sales increased by $8.8 million, or 166%, from $5.3 million in the nine months ended September 30, 2001 to $14.1 million in nine months ended September 30, 2002. Our International segment’s net sales increased by $22.7 million, or 324%, from $7.0 million in the nine months ended September 30, 2001 to $29.7 million in the nine months ended September 30, 2002.

Our U.S. Consumer segment comprised 85% of total company net sales for the nine months ended September 30, 2002 and accounted for 74% of the increase in total company net sales from the nine months ended September 30, 2001 to the nine months ended September 30, 2002. Our Education and Training segment comprised 5% of total company net sales for the nine months ended September 30, 2002 and accounted for 7% of the increase in total company net sales in the comparable periods. Our International segment comprised 10% of total company net sales for the nine months ended September 30, 2002 and accounted for 19% of the increase in total company net sales in the comparable periods. The increase in net sales attributable to our International segment is primarily due to the increase in sales in the United Kingdom, Canada and Japan as noted for the three months ended September 30, 2002.

GROSS PROFIT

Gross profit increased by $42.4 million, or 80%, from $53.3 million in the third quarter of 2001 to $95.8 million in the third quarter of 2002. Gross profit as a percentage of net sales, or gross profit margin, increased from 47.5% in the third quarter of 2001 to 52.6% in the third quarter of 2002. The increase in gross profit margin was achieved through lower manufacturing costs and an increased percentage of higher margin software sales in the overall product mix.

Gross profit increased by $71.3 million, or 97%, from $73.1 million in the nine months ended September 30, 2001 to $144.4 million in the nine months ended September 30, 2002. Gross profit margin increased from 45.5% in the nine months ended September 30, 2001 to 51.0% in the nine months ended September 30, 2002.

The gross profit in dollars for each segment and the related percentages of segment net sales were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2002		2001		2002		2001

		% of		% of		% of		% of
		Segment		Segment		Segment		Segment
Segment	$(1)	Net Sales	$(1)	Net Sales	$(1)	Net Sales	$(1)	Net Sales

U.S. Consumer	$85.3	53.0%	$50.5	47.3%	$123.9	51.7%	$66.8	45.0%

Education and Training	2.9	55.2%	0.9	60.4%	8.2	58.3%	3.5	65.8%

International	7.5	47.7%	2.0	46.6%	12.3	41.5%	2.8	39.5%

Total Company	$95.8	52.6%	$53.3	47.5%	$144.4	51.0%	$73.1	45.5%

(1)  In millions.

Our U.S. Consumer segment experienced significant dollar and percentage gross profit increases for the three- and nine-month periods ended September 30, 2002 as compared to the corresponding periods in the prior year. This improvement was primarily due to lower manufacturing and integrated circuit costs and a relatively larger increase of software sales, which have a significantly higher gross margin percentage. The interruption at West Coast docks has caused disruption to the flow of products to our U.S. Consumer segment, as shipments from our Asian sourcing factories to our West Coast distribution facilities have been delayed. We estimate that we will incur additional costs in our fourth quarter, primarily related to air freighting goods, of approximately $3.0 million, which will be classified as cost of goods sold.

Our International segment’s gross profit dollar increase for the three and nine months periods was largely due to our increased sales in Japan, Canada and the United Kingdom. Our Education and Training segment experienced a decrease in gross profit margin for the three- and nine-month periods ended September 30, 2002 as compared to the equivalent periods in the prior year primarily due to a lower margin sale to a wholesale customer.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $10.6 million, or 87%, from $12.3 million in the third quarter of 2001 to $22.9 million in the third quarter of 2002. As a percentage of net sales, selling, general and administrative expenses increased from 10.9% in the third quarter of 2001 to 12.6% in the third quarter of 2002.

Selling, general and administrative expenses increased by $21.6 million, or 67%, from $32.4 million in the nine months ended September 30, 2001 to $54.0 million in the nine months ended September 30, 2002. As a percentage of net sales, selling, general and administrative expenses decreased from 20.2% in the nine months ended September 30, 2001 to 19.0% in the nine months ended September 30, 2002.

The selling, general and administrative expenses in dollars for each segment and the related percentage of segment net sales were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2002		2001		2002		2001

		% of		% of		% of		% of
		Segment		Segment		Segment		Segment
Segment	$(1)	Net Sales	$(1)	Net Sales	$(1)	Net Sales	$(1)	Net Sales

U.S. Consumer	$17.0	10.6%	$10.0	9.4%	$39.8	16.6%	$26.8	18.1%

Education and Training	3.8	71.3%	1.7	113.7%	9.3	66.1%	4.2	78.2%

International	2.0	12.9%	0.5	11.8%	4.8	16.1%	1.4	20.2%

Total Company	$22.9	12.6%	$12.3	10.9%	$54.0	19.0%	$32.4	20.2%

(1)  In millions.

The overall selling, general and administrative expenses increase for the quarter ended September 30, 2002 was primarily due to an increase in salaries and benefits expenses associated with a larger employee base, increased legal expense and the sale of our remaining Kmart pre-petition bankruptcy receivables. Selling, general and administrative expenses for our U.S. Consumer segment as a percentage of sales increased 1% for the quarter, however they decreased by 2% for the nine months ended September 30, 2002 as compared to the equivalent periods in the prior year. The increase in selling, general and administrative expenses for our Education and Training segment was primarily due to a substantial investment in our own direct sales force and marketing programs. We anticipate that selling, general and administrative expenses in our Education and Training segment will continue to increase as we employ additional personnel in an effort to grow this segment’s business. However, the selling, general and administrative expenses in our Education and Training segment decreased as a percentage of net sales for the three and nine months ended September 30, 2002 as compared to the equivalent periods in 2001, due primarily to strong growth in that segment’s sales. The increase in selling, general and administrative expenses in our International segment was largely related to increased salaries and legal setup costs associated with our operations in Canada and Europe.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased by $5.6 million, or 65%, from $8.6 million in the third quarter of 2001 to $14.1 million in the third quarter of 2002. As a percentage of net sales, research and development expenses increased from 7.6% in the third quarter of 2001 to 7.8% in the third quarter of 2002. The bulk of the increase came from increased content development expense related to the development of significant new content for our platforms.

Research and development expenses increased by $11.8 million, or 42%, from $28.0 million in the nine months ended September 30, 2001 to $39.8 million in the nine months ended September 30, 2002. As a percentage of net sales, research and development expenses decreased from 17.4% in the nine months ended September 30, 2001 to 14.1% in the nine months ended September 30, 2002.

Content development expense increased by $3.5 million, or 109%, from $3.3 million, or 2.7% of net sales, in the third quarter of 2001 to $6.8 million, or 3.8% of net sales, in the third quarter of 2002. Content development expense increased by $10.8 million, or 103%, from $10.5 million, or 6.5% of net sales, in the nine months ended September 30, 2001 to $21.3 million, or 7.5% of net sales, in the nine months ended September 30, 2002. The increase was largely related to the development of an expanded library of content for use with our existing and new platforms.

We capitalized $0.9 million of content development expense in the third quarter of 2002 as compared to $2.4 million in the third quarter of 2001. For the nine months ended September 30, 2002, we capitalized $2.9 million of content development expense as compared to $7.6 million in the nine months ended September 30, 2001. This decrease in content development expense capitalization is due to reduced use of outside developers whose costs are capitalized. We capitalized no website development expenses in the third quarter of this year, compared to $1.6 million capitalized in the third quarter of 2001. The development work for our current website has been largely completed and we do not anticipate capitalizing further website development expenses.

Product development and engineering expenses increased by $2.0 million, or 37%, from $5.2 million, or 4.4% of net sales in the third quarter of 2001, to $7.2 million, or 4.0% of net sales in the third quarter of 2002. Product development and engineering expenses increased by $0.9 million, or 5%, from $17.5 million, or 10.9% of net sales in the nine months ended September 30, 2001 to $18.4 million, or 6.5% of net sales in the nine months ended September 30, 2002.

We expect that our overall research and development expenses will continue to increase in the future due to further expansion of our content library and continued increases in research and development related to new platforms and stand-alone products.

Research and development expenses in dollars for each segment and the related percentage of segment net sales were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2002		2001		2002		2001

		% of		% of		% of		% of
		Segment		Segment		Segment		Segment
Segment	$(1)	Net Sales	$(1)	Net Sales	$(1)	Net Sales	$(1)	Net Sales

U.S. Consumer	$12.1	7.5%	$7.3	6.8%	$34.0	14.2%	$24.7	16.7%

Education and Training	1.4	25.9%	1.1	71.7%	4.2	29.6%	3.0	55.9%

International	0.6	3.8%	0.2	4.9%	1.6	5.5%	0.3	4.7%

Total Company	$14.1	7.8%	$8.6	7.6%	$39.8	14.1%	$28.0	17.4%

(1)  In millions.

Our U.S. Consumer segment accounted for $4.8 million or 87% of the $5.5 million increase in research and development expenses in the third quarter of 2002. Our U.S. Consumer segment also accounted for $9.2 million or 79% of the $11.8 million increase in research and development expenses in the nine months ended September 30, 2002. This increase was largely related to content development for our platforms. The research and development expenses in our Education and Training segment, which accounted for 5% and 10% of the increase in the three- and nine-month periods ended September 30, 2002 respectively, were due to increased development of content and the LeapTrack assessment system. The research and development expenses for our International segment, which accounted for 7% and 11% of the increase in the three-and nine-month periods ended September 30, 2002 respectively, were due to increased localization of content in foreign countries.

ADVERTISING EXPENSE

Advertising expense increased by $4.0 million, or 50%, from $8.0 million in the third quarter of 2001 to $12.0 million in the third quarter of 2002. As a percentage of net sales, advertising expense decreased from 7.1% in the third quarter of 2001 to 6.5% in the third quarter of 2002.

Advertising expense increased by $8.1 million, or 63%, from $12.9 million in the nine months ended September 30, 2001 to $21.0 million in the nine months ended September 30, 2002. As a percentage of net sales, advertising expense decreased from 8.0% in the nine months ended September 30, 2001 to 7.4% in the nine months ended September 30, 2002.

The increase in advertising expense for the third quarter of 2002 as compared to the corresponding period of the prior year was primarily due to increased spending on cooperative, or co-op, advertising and displays. The increase in advertising expense for the nine months ended September 30, 2002 as compared to the corresponding period of the prior year was related primarily to the increase in co-op advertising expense and higher levels of television and print advertising. Historically, our advertising expense has increased significantly in dollars and as a percentage of net sales in the fourth quarter due to the concentration of our television advertising in the pre-holiday selling period. We estimate this seasonal trend will continue for the 2002 fourth quarter.

Advertising expense in dollars for each segment and the related percentage of segment net sales were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2002		2001		2002		2001

		% of		% of		% of		% of
		Segment		Segment		Segment		Segment
Segment	$(1)	Net Sales	$(1)	Net Sales	$(1)	Net Sales	$(1)	Net Sales

U.S. Consumer	$10.4	6.5%	$7.7	7.2%	$18.6	7.8%	$12.2	8.2%

Education and Training	0.1	2.2%	0.0	2.4%	0.2	1.2%	0.1	2.5%

International	1.4	9.0%	0.2	5.7%	2.2	7.4%	0.5	6.9%

Total Company	$11.9	6.5%	$8.0	7.1%	$21.0	7.4%	$12.9	8.0%

(1)  In millions.

Our U.S. Consumer segment accounted for 68% and 78%, respectively, of the increase in the advertising expense for the three- and nine-month periods ended September 30 2002, as compared to the corresponding periods in 2001.

DEPRECIATION AND AMORTIZATION EXPENSES (excluding depreciation of tooling and other manufacturing equipment, which is included in cost of sales)

Depreciation and amortization expenses increased by $1.4 million, or 137%, from $1.0 million in the third quarter of 2001, to $2.4 million in the third quarter of 2002. As a percentage of net sales, depreciation and amortization expenses increased from 0.9% in the third quarter of 2001 to 1.3% in the third quarter of 2002. For the nine months ended September 30, 2002, depreciation and amortization expenses increased by $3.3 million, or 123%, to $5.9 million from $2.7 million in the corresponding period of 2001. As a percentage of net sales, depreciation and amortization expenses increased from 1.7% of net sales for the nine months ended September 30, 2001 to 2.1% for the equivalent period in 2002. The increases were primarily due to the amortization of capitalized website development costs and increases in our total property and equipment relating to our increased production. Through September 30, 2002, 88% of the depreciation and amortization expenses in 2002 have been related to our U.S. Consumer segment, the remaining 12% have been related primarily to the amortization of content development for our Education and Training segment.

INCOME FROM OPERATIONS

Our income from operations increased by $20.8 million, or 87%, from $23.5 million in the third quarter of 2001 to $44.4 million in the third quarter of 2002. As a percentage of net sales, our income from operations increased from 20.9% in the third quarter of 2001 to 24.4% in the third quarter of 2002.

Our income from operations increased by $26.6 million, from a loss of $2.9 million in the nine months ended September 30, 2001 to income of $23.8 million in the nine months ended September 30, 2002. As a percentage of net sales, our income from operations was 8.4% for the nine months ended September 30, 2002 compared to a loss in the comparable period last year.

Income (loss) from operations in dollars for each segment and the related percentage of segment net sales were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2002		2001		2002		2001

		% of		% of		% of		% of
		Segment		Segment		Segment		Segment
Segment	$(1)	Net Sales	$(1)	Net Sales	$(1)	Net Sales	$(1)	Net Sales

U.S. Consumer	$43.8	27.2%	$24.5	22.9%	$26.2	10.9%	$0.4	0.3%

Education and Training	(2.9)	(53.5)%	(1.9)	(127.4)%	(6.1)	(43.3)%	(3.8)	(70.8)%

International	3.5	21.9%	1.0	24.0%	3.7	12.3%	0.5	7.3%

Total Company	$44.4	24.4%	$23.5	20.9%	$23.8	8.4%	$(2.9)	(1.8)%

(1)  In millions.

Increased income from operations in our U.S. Consumer segment represented $19.3 million of the total $20.8 million increase of our income from operations in the third quarter of 2002. The increase in our U.S. Consumer segment is due to strong sales growth and increased profit margin. Our Education and Training segment experienced an increased operating loss due primarily to higher operating expenses and reduced capitalization of content costs as compared to the prior year. This segment is in the early stage of growth, and our decision to invest in operations, personnel and product development related to this segment is based on what we believe to be a large opportunity in the U.S. school market. Income from operations in our International segment increased by $2.5 million in the third quarter of 2002 compared with the corresponding quarter last year due to strong sales growth and improved gross margins. We expect to continue investment in our Education and Training segment, and we expect operating losses to continue in our Education and Training segment for the foreseeable future.

For the nine months ended September 30, 2002, income from operations for our U.S. Consumer segment increased to $26.2 million from $0.4 million in the corresponding period of 2001. This increase is due largely to increased sales and gross profit. For the nine months ended September 30, 2002, loss from operations for our Education and Training segment increased to $6.1 million from $3.8 million in the corresponding period of 2001. This increase was due to continued investment in new products and expanding infrastructure for sales and marketing. For the nine months ended September 30, 2002, income from operations for our International segment increased to $3.7 million from $0.5 million in the corresponding period of 2001. This increase is due largely to increased sales and gross profit.

OTHER

Net interest income (loss) increased by $0.8 million from an expense of $0.7 million in the third quarter of 2001 to income of $0.1 million in the third quarter of 2002, due primarily to higher average cash balances and our payment of the entire outstanding balance on our line of credit in July 2002. Net interest expense declined from $1.4 million in the nine months ended September 30, 2001 to $0.4 million in the same period in 2002, due primarily to lower average interest rates and lower average borrowings in 2002.

Our effective tax rate was 40% and 54% for the nine months ended September 30, 2002 and 2001, respectively. The effective tax rate for the year ended December 31, 2001 was 33%. The 2001 effective tax rate was affected by the reversal of the deferred tax valuation allowance. With the complete elimination of the deferred tax valuation allowance in 2001, we expect our effective tax rate for the full year 2002 and the foreseeable future to approximate the statutory rate.

NET INCOME

In the third quarter of 2002, we realized net income of $26.6 million, or 14.7% of net sales. In the comparable period in 2001 we realized net income of $14.1 million, or 12.5% of net sales.

Net income increased by $15.9 million, from a loss of $1.8 million, or a negative 1.1% of net sales, in the nine months ended

September 30, 2001 to a gain of $14.0 million, or 5% of net sales, in the nine months ended September 30, 2002.

SEASONALITY

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $5.1 million in the nine months ended September 30, 2002, compared to net cash used of $35.0 million in the comparable period last year. The positive $5.1 million net cash provided by operations for the nine months ended September 30, 2002 was primarily due to net income of $14.1 million, offset by the seasonal net increase in cash used for accounts receivable and inventory, net of increased accounts payable. Cash and cash equivalents were $57.8 million at September 30, 2002 compared to $17.1 million at September 30, 2001 and $8.3 million at December 31, 2001. Accounts receivable increased to $130.1 million at September 30, 2002, from $86.4 million at September 30, 2001, due to increased sales. Our allowances for doubtful accounts receivable have also increased, from $7.8 million at September 30, 2001 to $11.3 million at September 30, 2002, primarily due to the increase in accounts receivable and sales.

Net cash used in investing activities was $11.6 million in the nine months ended September 30, 2002, compared to $12.8 million in the equivalent period last year. The primary component of net cash used in investing activities was purchases of property and equipment. We estimate that our capital expenditures for 2002 will be approximately $15.0 million to $20.0 million as compared to $13.6 million in 2001. We made capital expenditures of $11.4 million during the first nine months of 2002, composed primarily of $4.2 million in purchases of manufacturing tools related to increased production levels and new product designs, $4.2 million related to computers, furniture, fixtures and leasehold improvements and $3.0 million of capitalized content and website development costs.

Net cash provided by financing activities was $56.0 million in the nine months ended September 30, 2002, compared to $59.5 million in the equivalent period last year. During the nine months ended September 30, 2002 we raised $115.1 million in the July 2002 initial public offering of our Class A common stock. The proceeds from our initial public offering were offset by the repayment of $61.2 million of our outstanding long term debt balance through the nine months ended September 30, 2002, which includes the $34.1 million repayment of our entire outstanding long term debt balance on July 30, 2002.

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

Prior to our initial public offering of Class A common stock, we relied on our long term secured credit facility with Foothill Capital Corporation to fund our operations. On July 30, 2002, upon completion of our initial public offering we repaid the entire outstanding balance of $34.1 million under this credit facility. This facility generally provided for prepayment penalties, but included an exclusion for repayment after July 10, 2002 with proceeds from an initial public offering. On October 28, 2002, we formally terminated this facility. On November 4, 2002, we executed a commitment letter with a major financial institution for a $30.0 million three-year unsecured senior credit facility, with an option to increase the facility to $50.0 million. We are in the process of finalizing the documentation for this facility. As of November 5, 2002, we had no debt and possessed cash and cash equivalent balances totaling $53.5 million. We believe the cash raised from our initial public offering, the planned credit facility and anticipated cash flow from operations will be sufficient to meet our working capital and capital requirements through 2005.

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

Sales of our platforms, related content and stand-alone products typically have grown in the periods following initial introduction, but we expect sales of specific products to decrease as they mature. The introduction of new products and the enhancement and extension of existing products, through the introduction of additional content or by other means, are critical to our future sales growth. The successful development of new products and the enhancement and extension of our current products will require us to anticipate the needs and preferences of consumers and educators and to forecast market and technological trends accurately. Consumer preferences, and particularly children’s preferences, are continuously changing and are difficult to predict. In addition, educational curricula change as states adopt new standards. The development of new interactive learning products requires high levels of innovation and this process can be lengthy and costly. To remain competitive, we must continue to develop enhancements of our NearTouch, Mind Station and other technologies successfully. By the end of 2002, we intend to introduce one new platform and ten new stand-alone products in the U.S. consumer retail market, as well as over 45 new interactive books and over 15 other new content cartridges. In addition, our SchoolHouse division plans to introduce over 40 new interactive books and will have available over 260 activity cards for the SchoolHouse version of our LeapPad platform by the end of 2002. We cannot assure you that these products will be successful. We expect to sell our content products in over 12 countries in 2002. In these countries, we plan to introduce U.S. versions of 23 of our LeapPad and Quantum Pad books, and localized versions of 8 of our LeapPad and Quantum Pad books. Further, we expect to introduce additional platform, content and standalone products in 2003. We cannot assure you that these or other future products will be introduced or, if introduced, will be successful. The failure to enhance and extend our existing products or to develop and introduce new products that achieve and sustain market acceptance and produce acceptable margins would harm our business and operating results.

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

Historically, our quarterly operating results have fluctuated significantly. For example, our net income (loss) for the first through fourth quarters of 2001 were $(8.5) million, $(7.4) million, $14.1 million and $11.5 million. Our net income (loss) for the first three quarters of 2002 were $(5.1), $(7.5) million and $26.7 million. We expect these fluctuations to continue for a number of reasons, including:

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

On January 22, 2002, Kmart filed for bankruptcy protection. Kmart made payments to us totaling $13.0 million during the 90 days prior to filing bankruptcy, which payments may be subject to challenge by Kmart, its creditors or others acting on behalf of Kmart’s bankruptcy estate as a preferential payment under federal bankruptcy law. We continue to do business with Kmart while Kmart is in bankruptcy, including extending credit for its purchases of our products, and we may have difficulty enforcing any contractual obligations and collecting any amounts owed to us by Kmart. Any write-off of current or future receivables from Kmart could adversely affect our operating results.

Our products are shipped from China and any disruption of shipping could harm our business.

We rely on three contract ocean carriers to ship virtually all of the products that we import to our primary distribution centers in California. Retailers that take delivery of our products in China rely on a variety of carriers to import those products. A key collective bargaining agreement between the Pacific Maritime Association and the International Longshore and Warehouse Union affecting shipping of products to the Western United States, including our products, expired on September 1, 2002 and, after a temporary extension, resulted in an eleven-day cessation of work at West Coast docks. On October 8, 2002, a federal court granted the President’s motion for an order to re-open the West Coast docks under the Taft-Hartley Act. The federal court order called for an eight-day cooling-off period, which was then extended by the court on October 16, 2002 for the full 80 days authorized by the Taft-Hartley Act. Any failure of the Pacific Maritime Association and International Longshore and Warehouse Union to renew their agreement on a timely basis could disrupt or slow importation of our products. Any disruption or slowdown of service on importation of products caused by labor strikes, other labor disputes, terrorism, international incidents, lack of available shipping containers or otherwise could significantly harm our business and reputation.

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

If we cannot increase market acceptance of our SchoolHouse division’s supplemental educational products, including our LeapTrack assessment system introduced in Fall 2002, the division may not become profitable and our future sales could suffer. As of September 30, 2002, we have capitalized $5.8 million of our content development costs relating to our SchoolHouse division. In addition, we expect to capitalize approximately $1.2 million in the fourth quarter of 2002. If the SchoolHouse division does not become profitable, we may have to write off some or all of these capitalized costs, which could significantly harm our operating results.

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

In the course of our business, we periodically receive claims of infringement or otherwise become aware of potentially relevant patents, copyrights, trademarks or other intellectual property rights held by other parties. Upon receipt of this type of communication, we evaluate the validity and applicability of allegations of infringement of intellectual property rights to determine whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies or trademarks or other proprietary matters in or on our products. Any dispute or litigation regarding patents, copyrights, trademarks or other intellectual property rights, regardless of its outcome, may be costly and time-consuming, and may divert our management and key personnel from our business operations. If we, our distributors or our manufacturers are adjudged to be infringing the intellectual property rights of any third party, we or they may be required to obtain a license to use those rights, which may not be obtainable on reasonable terms, if at all. We also may be subject to significant damages or injunctions against the development and sale of some or all of our products or against the use of a trademark in the sale of some or all of our products. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all the liability that could be imposed. We may presently be unaware of intellectual property rights of others that may cover some or all of our technology or products. We will continue to be subject to infringement claims as we increase the number and type of products we offer, as the number of products, services and competitors in our markets grow, as we enter new markets and as our products receive more attention and publicity. See “Business — Legal Proceedings” in our Registration Statement on Form S-1, as amended, filed with the SEC on July 26, 2002 (SEC File No. 333-86898) for a discussion of intellectual property infringement suits in which we are currently involved. These suits include a suit filed by Technology Innovations, LLC alleging that our LeapPad platform, My First LeapPad platform and other products infringe one of its patents; a suit filed by General Creation LLC alleging that our LeapPad platforms infringe one of their patents; and a complaint filed by us against Franklin Electronic Publishers, Inc. for declaratory relief based in part on Franklin’s allegations that a number of our products appear to infringe a patent held by them, a counterclaim by Franklin that we have infringed, actively induced infringement of and contributorily infringed Franklin’s patent and an investigation by the U.S. International Trade Commission in response to Franklin’s complaint alleging that we directly and contributorily infringe, and induce other to infringe, one of its patents. If we fail to be successful in these lawsuits, it could require us to stop selling our LeapPad and other platforms and to pay damages. We are also involved in a suit filed by Publications International, Ltd. alleging that we are infringing its alleged common law, unregistered, trademark LEAP FROG for children’s books. If we are unsuccessful in this suit, it could require us to stop using the LeapFrog trademark and other trademarks incorporating “LEAP” on our products and to pay damages.

Our intellectual property rights may not prevent our competitors from using our technologies or similar technologies to develop competing products, which could weaken our competitive position and harm our operating results.

Our success depends in large part on our proprietary technologies, particularly our NearTouch technology, which is at the core of our My First LeapPad, LeapPad and Quantum Pad platforms, as well as our Explorer interactive globe series. We rely, and plan to continue to rely, on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with selected parties with whom we conduct business to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our intellectual property or deter independent third-party development of similar technologies. For example, we are aware that a product using technology very similar to our NearTouch technology has been produced in China, and we have written a letter to the developer of the product advising that we will not tolerate infringement of our intellectual property rights. However, we may not be able to enforce our intellectual property rights, if any, in China or other countries where such product may be manufactured or sold. In June 2002, Toshiba Corporation began selling an interactive educational platform product in Japan under the name “Ex-Pad”, and we are currently evaluating whether this product infringes our proprietary rights. Monitoring the unauthorized use of our proprietary technology and trademarks is costly, and any dispute or other litigation, regardless of outcome, may be costly and time-consuming and may divert our management and key personnel from our business operations. The steps we have taken may not prevent unauthorized use of our proprietary technology or trademarks, particularly in foreign countries where we do not own patents or trademarks or where the laws may not protect our proprietary rights and trademarks as fully as in the United States. Many features of our products are not protected by our patents, and, as a consequence, we may not have the legal right to prevent others from reverse engineering or otherwise copying and using these features in competitive products. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our operating results.

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

Some of the components used to make our products, including our application-specific integrated circuits, or ASICs, currently come from a single supplier. Additionally, the demand for some components such as liquid crystal displays, integrated circuits or other electronic components is volatile, which may lead to shortages. If our suppliers are unable to meet our demand for our components and if we are unable to obtain an alternative source or if the price available from our current suppliers or an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products would be seriously harmed and our operating results would suffer.

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

In September 2000, we launched our efforts to develop a channel for direct content sales to consumers in the U.S. market. To date, the significant majority of our subscriptions have been offered for a free trial period and we have generated virtually no sales from our direct sales efforts, have incurred substantial costs and expect to continue to incur substantial costs for the foreseeable future. Our ability to generate direct-to-consumer content sales depends primarily on:

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

We have experienced, and in the future may experience, delays in releasing some models and versions of our products due to defects or errors in our products. Our products may contain errors or defects after commercial shipments have begun, which could result in the rejection of our products by our retailers, damage to our reputation, lost sales, diverted development resources and increased customer service and support costs and warranty claims, any of which could harm our business. Children could sustain injuries from our products, and we may be subject to claims or lawsuits resulting from such injuries. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. Moreover, we may be unable to retain adequate liability insurance in the future. We are subject to regulation by the Consumer Product Safety Commission, or CPSC, and similar state regulatory authorities, and our products could be subject to involuntary recalls and other actions by such authorities. Concerns about potential liability may lead us to recall voluntarily selected products. In December 2000, the CPSC announced our voluntary repair program for the approximately 900,000 units of our Alphabet Pal product sold prior to that date. We had instituted the repair proceedings with the CPSC because we were concerned that the product could cause injury. Our costs in connection with the repair were approximately $1.1 million. Any recalls or post-manufacture repairs of our products could harm our reputation, increase our costs or reduce our net sales.

Our rapid growth has presented significant challenges to our management systems and resources, and we may experience difficulties managing our growth.

Since the introduction of our first platform, we have grown rapidly, both domestically and internationally. Sales of our LeapPad platform grew from approximately 510,000 units in 1999 to approximately 3.2 million units in 2001. During this period, the number of different products we offered at retail also increased significantly. At December 31, 1999, we had 85 employees; at December 31, 2001, we had 438 employees; and at September 30, 2002, we had 583 employees. In addition, we plan to hire a significant number of new employees over the next 12 months. This expansion has presented, and continues to present, significant challenges for our management systems and resources. If we fail to develop and maintain management systems and resources sufficient to keep pace with our planned growth, our operating results could suffer.

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

Our two primary U.S. distribution centers and our corporate headquarters are located in California near major earthquake faults that have experienced earthquakes in the past. An earthquake or other natural disasters could disrupt our operations. Additionally, the loss of electric power, such as the temporary loss of power caused by power shortages in the grid servicing our facilities in California, could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could impair our distribution of products, damage inventory, interrupt critical functions or otherwise affect our business negatively, harming our operating results. Our existing earthquake insurance relating to our distribution center may be insufficient and does not cover any of our other operations. If the facilities of our third party finished goods or component manufacturers are affected by earthquakes, power shortages, floods, monsoons, terrorism or other events outside of our control, our business could suffer.

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

Holders of our Class A common stock will not be able to affect the outcome of any stockholder vote. Our Class A common stock entitles its holders to one vote per share, and our Class B common stock entitles its holders to ten votes per share on all matters submitted to a vote of our stockholders. As of July 25, 2002, Knowledge Universe and its affiliates beneficially owned 25,000,000 shares of our Class B common stock, and on November 8, 2002 they acquired a net amount of 6,716,642 additional shares of our Class B common stock, which in total represents approximately 79% of the combined voting power of our Class A common stock, Class B common stock and Series A preferred stock.

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

This control by Knowledge Universe and its controlling owners could depress the market price of our Class A common stock or delay or prevent a change in control of LeapFrog. Knowledge Universe is not prohibited from selling a controlling interest in us to a third party and can do so without requiring a buyer to acquire any of our Class A common stock. In addition, there could occur a deadlock among the three controlling owners of Knowledge Universe (two of whom are brothers) with respect to the voting of the shares of our capital stock they jointly control through Knowledge Universe, which could result in our being unable to obtain stockholder approval of any matter requiring such approval, such as the election of directors or a proposed merger.

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

Our stockholders may experience significant additional dilution upon the exercise of options.

As of September 30, 2002, there were outstanding under our equity incentive plans options to purchase a total of approximately 10.3 million shares of Class A common stock.

Contemporaneous with our initial public offering, we registered 17,407,983 shares of Class A common stock issuable under our equity incentive plans, which includes the shares issuable upon exercise of all of our options outstanding as of the date of our initial public offering as well as options to be granted in the future. To the extent we issue shares upon the exercise of any of these options, investors in our Class A common stock will experience additional dilution.

Sales of our shares could negatively affect the market price of our stock.

Sales of substantial amounts of shares in the public market could harm the market price of our Class A common stock. We had approximately 52.4 million shares of Class A common stock outstanding as of November 8, 2002, assuming the conversion of all outstanding Series A preferred stock and Class B common stock into Class A common stock, and assuming no exercise of our outstanding options and warrants. Of these shares, substantially all of the 10.35 million shares sold in our initial public offering, which includes the underwriters’ over-allotment shares, are freely tradable without restrictions or further registration under the Securities Act of 1933. The remaining 42.0 million shares are restricted securities as defined by Rule 144 adopted under the Securities Act. These shares may be sold in the public market after the date of our initial public offering only if registered or if they qualify for an exemption from registration under Rule 144 or Rule 701 adopted under the Securities Act. We cannot predict the effect that future sales made under Rule 144, Rule 701 or otherwise will have on the market price of our Class A common stock.

For a full discussion of shares eligible for sale, see “Shares Eligible for Future Sale” in our Registration Statement on Form S-1, as amended, filed with the SEC on July 26, 2002.

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

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our business, we are from time to time subject to litigation. For a full discussion of our pending legal proceedings please see “Business-Legal Proceedings” in our Registration Statement on Form S-1, as amended, filed with the SEC on July 26, 2002 (SEC File No. 333-86898) and our Report on Form 10-Q filed with the SEC on August 29, 2002. Legal proceedings settled or filed during the three months ended September 30, 2002 or through the date of this report include:

LEAP INTO LEARNING, INC. v. LEAPFROG ENTERPRISES, INC.

We entered into a settlement agreement and release of claims with Leap Into Learning, Inc., formerly known as Brightware, Inc., effective as of September 20, 2002, in relation to a lawsuit filed by Leap Into Learning against us in June 2001. The lawsuit, filed in federal court in Nebraska, had alleged that our use of the phrases “Leap Into” and “Leap Into Learning” in connection with certain of our products infringed Leap Into Learning’s alleged trademarks in those phrases.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In March 2002, in connection with executive recruiting services rendered, we issued a warrant to purchase 20,000 shares of our Class A common stock to Heidrick & Struggles at an exercise price of $10.00 per share. On July 29, 2002, Heidrick & Struggles exercised the warrant on a net issue exercise basis. Based on a fair market value of $15.14, the per share closing price of our Class A common stock on July 29, 2002, we issued to Heidrick & Struggles a total of 6,789 shares of our Class A common stock upon the exercise of the warrant. This transaction was undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Rule 506 of Regulation D promulgated under the Securities Act.

During the three months ended September 30, 2002, we issued 161,541 shares of our Class A common stock upon the exercise of stock options. These transactions were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated under the Securities Act and Section 4(2) of the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We previously reported the information called for by this item in Item 4 of our report on Form 10-Q filed with the Securities and Exchange Commission on August 29, 2002 (SEC File No. 001-31390).

ITEM 5. OTHER INFORMATION

On November 8, 2002, Knowledge Kids, L.L.C. exercised a warrant to purchase 8.2 million shares of our Class B common stock at the $5.00 per share exercise price provided for in the warrant. Knowledge Kids is an affiliate of Knowledge Universe, L.L.C., a greater than five percent stockholder of ours. Knowledge Kids exercised the warrant through the surrender of 1,483,358 shares of previously-owned Class B common stock, the aggregate value of which was the total $41.0 million exercise price in accordance with the terms of the warrant. As a result, Knowledge Kids acquired 6,716,642 additional shares of our Class B common stock on a net basis.

Also on November 8, 2002, FrogPond, LLC exercised a warrant to purchase 1.8 million shares of our Class B common stock at the $5.00 per share exercise price provided for in the warrant. FrogPond is a Class B common stockholder of ours, and Michael C. Wood, our President, CEO and Vice Chairman, is FrogPond’s President. FrogPond exercised the warrant by canceling a portion of the warrant equal in value to the total $9.0 million exercise price in accordance with the terms of the warrant. As a result, FrogPond received 1,474,384 shares of Class B common stock on a net basis.

As a result of these exercises, there are no outstanding warrants to purchase shares of our capital stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.03*	Amended and Restated Certificate of Incorporation.

3.04*	Amended and Restated Bylaws.

4.01*	Form of Specimen Class A Common Stock Certificate.

4.02*	Third Amended and Restated Stockholders Agreement, dated July 5, 2002, among LeapFrog and the investors named therein, and Waiver of CSC LF Holdings, LLC thereunder.

4.03	Warrant to Purchase Class B Common Stock of Knowledge Kids Enterprises, Inc. dated July 21, 1998 and issued to FrogPond, LLC.

4.04	Warrant to Purchase Class B Common Stock of Knowledge Kids Enterprises, Inc. dated July 21, 1998 and issued to Knowledge Kids, L.L.C.

10.01*	Form of Indemnification Agreement entered into by the Company with each of its directors and each of its officers named as an officer in the Company’s Registration Statement on Form S-1, as amended, filed with the SEC.

10.02*	Net Lease, dated November 14, 2000, between Hollis Street Investors, LLC and LeapFrog, as amended.

10.03*	Standard Lease Agreement, dated January 15, 2002, between Knowles Los Gatos, LLC and LeapFrog.

10.04*	Amended and Restated Stock Option Plan.

10.05*	Amended and Restated Employee Equity Participation Plan.

10.06*	2002 Equity Incentive Plan.

10.07*	Form of Stock Option Agreement under the 2002 Equity Incentive Plan.

10.08*	2002 Non-Employee Directors’ Stock Option Plan.

10.09*	Form of Nonstatutory Stock Option Agreement under the 2002 Non-Employee Directors’ Stock Option Plan.

10.10*	2002 Employee Stock Purchase Plan.

10.11*	Form of Offering under the 2002 Employee Stock Purchase Plan.

10.12*	Amended and Restated Employment Agreement, dated effective as of January 1, 2002, between Michael C. Wood and LeapFrog.

10.13*	Employment Agreement, dated as of April 1, 2002, between Thomas J. Kalinske and LeapFrog.

10.14*	Employment Agreement, dated Effective as of April 1, 2002, between Paul Rioux and LeapFrog, as amended.

10.15*	Employment Agreement, dated November 10, 1997, between Timothy Bender and LeapFrog.

10.18*	Promissory Note, dated June 30, 2000, between Michael C. Wood and LeapFrog.

10.19*	Promissory Note, dated July 6, 2000, between Timothy Bender and LeapFrog.

10.20*	Promissory Note, dated July 6, 2000, between Robert Lally and LeapFrog.

10.21*	Promissory Note, dated August 1, 2000, between James Marggraff and LeapFrog.

10.22*	Tax Sharing Agreement dated as of July 3, 2002, between Knowledge Universe, Inc. and LeapFrog.

10.23	Amended and Restated Stock Pledge Agreement, dated July 25, 2002, between Timothy Bender and LeapFrog.

10.24	Amended and Restated Stock Pledge Agreement, dated July 25, 2002, between Robert Lally and LeapFrog.

10.25	Amended and Restated Stock Pledge Agreement, dated July 25, 2002, between James Marggraff and LeapFrog.

99.1	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the same numbered exhibit previously filed with the company’s registration statement on Form S-1 (SEC File No. 333-86898)

(b)	Reports on Form 8-K

                  None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc. (Registrant)

/s/ Michael C. Wood Michael C. Wood Chief Executive Officer and President (Authorized Officer)

/s/ James P. Curley James P. Curley Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 12, 2002

EXHIBIT INDEX

3.03*	Amended and Restated Certificate of Incorporation.

3.04*	Amended and Restated Bylaws.

4.01*	Form of Specimen Class A Common Stock Certificate.

4.02*	Third Amended and Restated Stockholders Agreement, dated July 5, 2002, among LeapFrog and the investors named therein, and Waiver of CSC LF Holdings, LLC thereunder.

4.03	Warrant to Purchase Class B Common Stock of Knowledge Kids Enterprises, Inc. dated July 21, 1998 and issued to FrogPond, LLC.

4.04	Warrant to Purchase Class B Common Stock of Knowledge Kids Enterprises, Inc. dated July 21, 1998 and issued to Knowledge Kids, L.L.C.

10.01*	Form of Indemnification Agreement entered into by the Company with each of its directors and each of its officers named as an officer in the Company’s Registration Statement on Form S-1, as amended, filed with the SEC.

10.02*	Net Lease, dated November 14, 2000, between Hollis Street Investors, LLC and LeapFrog, as amended.

10.03*	Standard Lease Agreement, dated January 15, 2002, between Knowles Los Gatos, LLC and LeapFrog.

10.04*	Amended and Restated Stock Option Plan.

10.05*	Amended and Restated Employee Equity Participation Plan.

10.06*	2002 Equity Incentive Plan.

10.07*	Form of Stock Option Agreement under the 2002 Equity Incentive Plan.

10.08*	2002 Non-Employee Directors’ Stock Option Plan.

10.09*	Form of Nonstatutory Stock Option Agreement under the 2002 Non-Employee Directors’ Stock Option Plan.

10.10*	2002 Employee Stock Purchase Plan.

10.11*	Form of Offering under the 2002 Employee Stock Purchase Plan.

10.12*	Amended and Restated Employment Agreement, dated effective as of January 1, 2002, between Michael C. Wood and LeapFrog.

10.13*	Employment Agreement, dated as of April 1, 2002, between Thomas J. Kalinske and LeapFrog.

10.14*	Employment Agreement, dated Effective as of April 1, 2002, between Paul Rioux and LeapFrog, as amended.

10.15*	Employment Agreement, dated November 10, 1997, between Timothy Bender and LeapFrog.

10.18*	Promissory Note, dated June 30, 2000, between Michael C. Wood and LeapFrog.

10.19*	Promissory Note, dated July 6, 2000, between Timothy Bender and LeapFrog.

10.20*	Promissory Note, dated July 6, 2000, between Robert Lally and LeapFrog.

10.21*	Promissory Note, dated August 1, 2000, between James Marggraff and LeapFrog.

10.22*	Tax Sharing Agreement dated as of July 3, 2002, between Knowledge Universe, Inc. and LeapFrog.

10.23	Amended and Restated Stock Pledge Agreement, dated July 25, 2002, between Timothy Bender and LeapFrog.

10.24	Amended and Restated Stock Pledge Agreement, dated July 25, 2002, between Robert Lally and LeapFrog.

10.25	Amended and Restated Stock Pledge Agreement, dated July 25, 2002, between James Marggraff and LeapFrog.

99.1	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the same numbered exhibit previously filed with the company’s registration statement on Form S-1 (SEC File No. 333-86898)