Form 10-K
period 2002-12-31
LEAPFROG ENTERPRISES INC
filed 2003-03-28
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission file number 001-31396

LEAPFROG ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4652013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6401 Hollis Street, Suite 150

Emeryville, CA 94608

(Address of principal executive offices)

(510) 420-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this  Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  ☐  Yes    ☒  No

There was no established public trading market for the registrant’s common equity as of the last day of the registrant’s most recently completed second fiscal quarter.

The number of shares of Class A common stock and Class B common stock, outstanding as of March 11, 2003, was 21,874,099 and 33,989,800, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference in Part III of this report on Form 10-K portions of its definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2003, to be filed by April 30, 2003.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This report on Form 10-K, including the sections entitled “Item 1. Business,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors That May Affect Our Results and Stock Price” in Item 7 of this Form 10-K and those found elsewhere in this Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

INDUSTRY DATA

Market share and industry data disclosed in this report on Form 10-K have been obtained from the following sources and publications: NPDFunworldsm, a division of The NPD Group, Inc., Simba Information Inc., the U.S. Department of Education and the National School Supply and Equipment Association.

In this Form 10-K, we use data from NPD Funworld’s Consumer Panel, and NPD Funworld’s Toy Retail Sales Tracking Service, or TRSTS. We refer to NPD Funworld’s Consumer Panel data when discussing the sizes of markets and our share of those markets and to TRSTS data when discussing sales of individual products. According to NPD Funworld, the Consumer Panel data is compiled from diary information collected from a panel of over 700,000 U.S. consumers, and this information is used to extrapolate data for the traditional U.S. toy market. NPD Funworld’s Consumer Panel data includes information about the overall size of the market and its various segments. According to NPD Funworld, the TRSTS data contains point- of-sale information from more than 21 large national and regional U.S. retailers and represents approximately 40% of the traditional U.S. toy market. The TRSTS data does not include any information from Wal-Mart, which is one of the largest toy retailers in the United States and was our largest customer in 2002 based on net sales. Despite the absence of information from Wal-Mart, we believe the TRSTS data is the best available source for toy industry product sales information. However, to the extent our products have sold relatively well at Wal-Mart compared to other large retailers, the TRSTS data may understate our products’ relative sales, while to the extent our products have sold relatively poorly at Wal-Mart, the TRSTS data may overstate our products’ relative sales.

We have not independently verified any of the data from these sources or publications.

i

ii

PART I

Item 1.    Business

Overview

LeapFrog is a leading designer, developer and marketer of innovative, technology-based educational products and related proprietary content, dedicated to making learning effective and engaging. We currently design our products to help preschool through 8th grade children learn age- and skill-appropriate subject matter, including phonics, reading, math, spelling, science, geography, history and music. We have also extended our product line downward in age to reach infants and toddlers and upward in age to reach high school students. We base our products on sound educational pedagogy under the guidance of our in-house educational experts and our Education Advisory Board. We then use our proprietary technologies and content to make these products interactive and engaging. Our product line includes: (1) platforms, which are portable, affordable hardware devices, (2) content, such as interactive books and cartridges, specifically designed for use with our platforms and (3) stand-alone educational products. Our products are sold throughout the United States primarily by national and regional mass-market and specialty retailers, and to a lesser extent into international markets and to U.S. schools.

By the end of 2002, we had introduced six core platforms that offer age-appropriate user interfaces and work interactively with a variety of books, cartridges or other content units. Under our LeapFrog brand, our platforms include the Imagination Desk learning system designed for ages 3 to 5, the My First LeapPad learning system for ages 3 to 5 and the LeapPad learning system for ages 4 to 8. Under our Quantum Leap brand, our platforms include the Turbo Twist handhelds designed for 1st through 6th grades, the Quantum Pad learning system, for 3rd through 5th grades, and the iQuest interactive handhelds for middle school through high school students. As of December 31, 2002, we have sold more than 14 million platforms. These platforms provide us with a large and growing installed base on which to build continued content sales.

Our product line also includes a significant library of proprietary content, most of which has been developed internally, for use with our platforms. For our Imagination Desk, My First LeapPad, LeapPad and Quantum Pad platforms, each set of additional content consists of an audio cartridge as well as a corresponding interactive book, activity sheet or coloring page. For our Turbo Twist and iQuest handhelds, our content comes in memory cartridges that slot easily into the platforms. We currently offer over 75 interactive books for our Imagination Desk, My First LeapPad, LeapPad and Quantum Pad platforms at U.S. retail stores. We also currently offer nine Turbo Twist cartridges with math, spelling and social studies questions, as well as 7 cartridges for our iQuest platform covering chapter outlines and other material from over 200 major textbooks used in 5th through 8th grade classrooms in U.S. schools and for PSAT, SAT and ACT preparation materials for high school students. Our currently available iQuest content as well as additional content for some of our other platforms can be downloaded from our Internet website to a re-writable flash memory cartridge using a home computer and our Mind Station connector, a peripheral sold at retail stores. Our activity sheets and coloring pages for our Imagination Desk and activity sheets for our LeapPad platform can also be downloaded from our Internet website in a printable format.

In 2002, our LeapPad platform and related LeapPad books were the two best-selling products in the U.S. toy industry, based on total dollar sales, according to NPD. By using a specially designed stylus that incorporates our proprietary NearTouch technology, children touch words and images on our interactive books placed in our LeapPad platform. Depending on the book, they can hear information regarding various academic subjects, read engaging stories or play interactive, educational games. Our LeapPad platform evolves with a child as his or her interests and abilities change, since switching the content is as easy as changing the book and related audio cartridge. Many of our LeapPad interactive books feature our internally developed, branded LeapFrog characters, such as Leap, Lily and Tad, while others feature popular licensed characters such as Thomas the Tank Engine, Bob the Builder, Winnie-the-Pooh, Disney Princesses, Scooby-Doo, Arthur and characters from the movie Monsters, Inc.

Our product line also includes over 35 stand-alone educational products, many of which are targeted at children who are too young to use effectively our platform products. These stand-alone products combine our proprietary technologies with a fixed set of content and include our interactive plush toys, our LeapStart learning table and Pretend and Learn shopping cart products for infants and toddlers and our Explorer interactive globes for older children.

Since the inception of our business in 1995, we have focused primarily on the U.S. consumer market. This market represented the substantial majority of our sales and operating profit in 2002 and will continue to be our primary focus in the near future. However, we are increasing our focus on international markets and have customized or are planning to customize many of our products for use in foreign countries. To pursue our international strategy, we have established offices in the United Kingdom, Hong Kong, Canada and France. We also have relationships with distributors in Spain, Korea, Australia and several other countries. Further, we intend to leverage relationships with strategic partners in various countries, such as our existing relationships with Benesse Corporation and Sega Toys in Japan. For additional discussion of our three business segments, including our international segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Consolidated Financial Statements — Note 22. Segment Reporting.”

In addition to our international expansion, we established our Education and Training group in 1999. Within this group, our SchoolHouse division focuses on developing supplemental curriculum and assessment content for pre-K to 8th grade classrooms and on the sale of new products incorporating our core technologies and specially modified versions of our products to schools, teacher supply stores and educational products catalogs in the United States. LeapFrog SchoolHouse product areas currently include assessment, early literacy, early childhood, reading, language arts, math, English Language Development, and special education. Our LeapTrack assessment and instruction system, launched in August 2002, is designed to meet the increasing demands for accountability. The LeapTrack system provides teachers with the ability to instantly assess their students, personalize student instruction, and continuously monitor student progress relative to state standards. Our Literacy Center program has been adopted and listed as a supplemental early reading curriculum by seven states and one region, including California, Illinois and New York City. Our Literacy Center includes the LeapPad classroom system modified from the consumer version to meet the rigors of classroom use, our LeapDesk workstation and LeapMat learning platform as well as an array of books, posters and sing-along music for the classroom. We recently introduced our comprehensive, research-based pre-K curriculum, the Ready, Set, Leap! program, that meets Head Start standards and was adopted by the Texas State Board of Education. We also recently introduced the last theme in our nine theme, 36 interactive book English Language Development program, Language First! Through our SchoolHouse division, we currently offer, exclusively for the school market, more than 170 LeapPad and Quantum Pad™ books, as well as over 290 interactive skill cards.

We have grown significantly and consistently by introducing innovative new platforms and other products, expanding our content offerings and increasing our distribution. From 2000 to 2002, our net sales increased from $160.1 million to $531.8 million and our net income/loss increased from a net loss of $2.3 million to net income of $43.4 million. Our 2002 market share of 20% in the $2.0 billion preschool category (according to NPD data) also evidences the strength of our products. In 2002, we had five of the top ten best-selling products in the preschool category based on total dollar sales, including the top three products, according to NPD.

Industry Overview

Market Opportunity

There are two principal markets for educational products: consumers, who purchase through retail toy stores or the toy departments of national and regional mass-market retailers or, to a lesser extent, through catalogs or over the Internet; and schools and teachers, who purchase either directly from sales representatives or through teacher supply stores or catalogs. Within the consumer market, we currently compete primarily in the infant and toddler category, the preschool category and the electronic learning aids category in the United States. We also compete in the international consumer markets for educational products. Within the school market, we compete in the U.S. industry for supplemental educational materials, which has experienced significant growth, according to a report for the period from 1998 to 2001 by Simba Information, Inc., a provider of market information for the education industry.

We believe two major trends are driving increased spending on educational products and redefining our markets. First, both parents and teachers, across the United States and globally, are becoming increasingly concerned about the reading, writing and math skills of young children. This concern is influenced by a number of factors, including the state of education across the United States and the growing pressures for children to excel in an increasingly knowledge-based society. Second, technological advances are creating new avenues for delivering educational content, measuring academic performance and making the learning process more effective and more accessible. We believe that these trends, along with the resulting benefit from increased requirements for better assessment of student performance and increased accountability of educators and school systems provide us with a significant market opportunity.

The increasing importance of education is further demonstrated by the “No Child Left Behind Act of 2001,” signed into law in January 2002. This Act is the most sweeping reform of the Elementary and Secondary Education Act, or ESEA, since ESEA was enacted in 1965. Under this new law, funding under ESEA increased by more than 49% from 2000 to 2002, with the federal government providing over $22.0 billion in funds for the 2002 through 2003 school year. The Act is based on four basic principles: stronger accountability for results, increased flexibility and local control, expanded options for parents and an emphasis on teaching methods that have been proven to work.

The Consumer Market

According to NPD, the U.S. toy industry had aggregate retail sales in 2002 of $20.3 billion. References to the toy industry do not include the video game market. Within the U.S. toy industry, we compete primarily in the infant and toddler category, the preschool category and electronic learning aids category, which had combined sales of approximately $2.9 billion in 2002, according to NPD. Preschool electronic learning aids is a sub-segment of the preschool category, covering children ages 3 to 5, and grew to $520 million in 2002, according to NPD. In 2002, our market share of the overall preschool category was approximately 20% and our market share of the pre-school electronic learning aids sub-segment was approximately 75%. We believe increased sales of our products have played a significant part in the growth of the preschool category, and the preschool electronic learning aids sub-segment from 2000 to 2002. Additionally, we compete in the non-preschool electronic learning aids category, covering children ages 6 to 12, which had sales of $144.4 million in 2002, according to NPD.

Worldwide toy sales were $54.7 billion in 2000, with 56% outside of North America, as reported by NPD Worldwide. Many toys and games introduced in the United States also appeal to foreign consumers. Most major U.S. toy companies define their market as global and sell products in Canada, Europe, Central and South America, and the Pacific Rim countries. We expect our international net sales, which totaled approximately $54 million in 2002, to grow significantly in the future.

The School Market

The supplemental educational materials category encompasses all educational materials other than the basic textbooks a teacher uses in the classroom and is one of the fastest growing categories of the K-12 educational industry in the United States, according to Simba. Simba estimates that annual sales of supplemental educational materials to schools in the United States were approximately $3.4 billion in 2001 up from $2.2 billion in 1998. The instructional software market, a sub-segment of the overall supplemental educational materials category, is a key area of focus for us. According to Simba, this sub-segment is the fastest growing market of the entire K-12 supplemental educational materials category, with estimated sales of approximately $1.3 billion in 2001 up from $0.6 billion in 1998. Based on information from the U.S. Department of Education and a 2001 study from The National School Supply and Equipment Association, we estimate that the 3.3 million teachers in the United States each spend annually, on average, $589 of their own money on supplies to supplement classroom materials.

Our Market Position

We believe we are well positioned to capitalize on the increased emphasis on education and the trend to alter the traditional ways in which education is delivered. As parents and educators seek new ways to improve education levels both within and outside of schools, we believe our innovative technology-based learning products that evolve along the learning curve of a child’s development process provide a clear solution to an increasingly important market need.

Unlike traditional toys, our technology-based learning products, which are developed on sound pedagogy, help educate and evolve with the child in a truly interactive way. As a result, we believe our broad and expanding line of branded products and content provides an engaging and cost-effective solution. Our products supplement traditional learning methods and are designed to give parents and teachers a set of tools that are adaptable to each child’s skill base and age. Our combination of proprietary platforms and related content offers parents and teachers a variety of engaging, affordable and age-appropriate solutions to supplement their children’s educational needs.

Competitive Strengths

We combine our innovative technologies with our proprietary content to design and develop award-winning and engaging, technology-based educational products primarily for infants, toddlers, and children from preschool through 8th grade. We attribute our success to date and our current opportunities to increase our sales, profit and market share to the following competitive strengths:

We Have Established LeapFrog As A Leading Brand For Quality Technology-Based Educational Products

We design, develop and market several of the leading products in the categories in which we compete. According to NPD, we are the leader in the U.S. preschool electronic learning aids sub-segment of the preschool category (ages 3 to 5) of the toy industry, with approximately 75% market share and eight of the top ten best-selling products in that sub-segment in 2002 based on total dollar sales. We are also the leader in the U.S. electronic learning aids category (ages 6 to 12) with over 70% market share and the eight of the top ten best-selling products in that category in 2002 based on total dollar sales, according to NPD. In addition, our LeapPad platform and related LeapPad interactive books were among the best-selling products in the overall U.S. toy industry in 2002 based on total dollar sales, as measured by NPD. Our company and our products have won over 175 awards from educators, publishers, retailers, print and broadcast media, consumer groups and industry organizations. For example, our LeapPad platform was named the Toy of the Year and the Educational Toy of the Year for 2000, our My First LeapPad platform was named the Educational Toy of the Year for 2001, and our Quantum Pad platform was named Educational Toy of the Year for 2002 by the Toy Industry Association. We believe that this industry recognition has helped establish LeapFrog as a leading brand of quality technology-based educational products.

We Leverage Our Series Of Platforms With A Growing Library Of Higher-Margin Content

We design our platforms to be affordable and easy-to-use. The suggested retail prices for our six core products range from $29.99 to $59.99. Children can use our platforms without supervision in most cases, and can generally make the necessary content switch on their own, simply by inserting a content cartridge and the related book or activity sheet into a slot in the respective platform. Our platforms are designed to function essentially like hardware, changing with the “software” or content being used. We incorporate age-appropriate design and user interfaces into our various platforms, from our Imagination Desk learning system, geared for children ages 3 to 5, through our iQuest handheld, geared for middle school and high school students. With new content, our platforms can remain educational and engaging as a child grows within each platform’s target age range. As of December 31, 2002, we had sold more than 14 million platforms. Our existing installed base of platforms provides a ready market for our content, and this market will grow as our sales of platforms grow.

We have created a significant library of content for our six core platforms. In addition, we can leverage our proprietary content across our various platforms because our content library is digitized. Therefore, we can repurpose and reuse much of our content for many of our platforms and products. The suggested retail prices for our content cartridges and interactive books generally range from $9.99 to $14.99. In 2002, we sold more than 18.5 million interactive books and content cartridges for use with our Imagination Desk, My First LeapPad, LeapPad and Quantum Pad, Turbo Twist and iQuest platforms. We expect to expand our library of content significantly over the next few years. We believe that the low price point of our content will help us secure and maintain shelf space and increase sales outside of the holiday season, when consumers tend to be more price conscious than during the holiday shopping season. We expect the margins relating to our products for both us and our retailers and distributors to increase as our higher-margin content sales grow as a percentage our total sales. We believe that our growing installed base justifies our increased investments in developing our content offerings, which in turn will enhance the attractiveness of our platforms.

We Have Proprietary Hardware and Software Technologies and an Integrated Design and Development Process

Our design and product development efforts are led by an internal team of hardware and software engineers and a large group of content developers with significant interactive publishing and education experience. We design and develop our own application-specific integrated circuits, or ASICs, operating systems and software and other proprietary technologies. This strategy allows us to (1) maintain design flexibility, (2) differentiate our products by offering distinctive features, (3) employ our technologies in a variety of products in different markets and (4) achieve a lower cost than if we had to purchase similar integrated circuits off the shelf because we include in our integrated circuits only the functionality we actually need. A number of our technologies are patented; as of December 31, 2002, we had more than 37 issued and more than 76 pending U.S. and foreign patents. Our 61-person software and hardware engineering team works closely with our team of over 220 product developers and content producers, which includes Internet developers, former teachers, writers, artists and musicians who develop our interactive books, activity sheets, magazines and related content cartridges. We have a developers’ toolkit software package that allows us to simplify the development process of interactive books for our popular LeapPad platform, reduce the time-to-market for our internally created interactive books and contract with third parties for additional content compatible with our LeapPad platform that will further build our content library. We believe our combination of technology and content development personnel working together in house creates an effective design and development process.

We Rely on the Educational Expertise of Our SchoolHouse Division for the Sound Pedagogy Incorporated in Our Products

We believe it is critical that our educational content reflects sound educational practices and incorporates supplemental curriculum that is consistent with state and national standards for each age and skill level. The development of products that are educationally sound as well as engaging is critical to the acceptance of our products by parents, teachers and other educators. Within our SchoolHouse division, we have built a core of expertise regarding how children learn most effectively and the appropriate scope and sequence of learning at the various stages of a child’s development. We apply this expertise when developing our products for both the consumer and school markets. For the consumer market, we build our products to complement a child’s current classroom curricula and skill development. For the school market, we build our products with guidance and input from our Education Advisory Board to ensure that our products are consistent with classroom curricula and appropriate for the respective grades. We believe that our track record of developing educationally sound and engaging products will lead to increasingly greater acceptance of our products by consumers and educators.

We Enjoy Established Relationships with Major Retailers

We have established relationships with key retailers such as Toys “R” Us, Wal-Mart, Target, Kmart, Kohl’s, Fred Meyer, K-B Toys and Meijer, although we do not have long-term agreements with any retailers. We plan to strengthen these relationships by continuing to work closely with retailers to identify ways to increase their sales and profitability from increased sales of our products. An important part of this strategy is the development by us and acceptance by key retail stores of our Learning Center shelf displays that effectively display our LeapFrog and Quantum Leap branded products in one dedicated area. We implemented this program at many Toys “R” Us stores and implemented versions of the displays at other select national and regional mass-market retailers in 2002. In 2002, for the fourth consecutive year, we were named a Vendor of the Year by Toys “R” Us. Also in 2002, we were named Supplier of the Year by Wal-Mart and Vendor of the Year by Fred Meyer.

We Have a Large and Seasoned Management Team with Extensive Industry-Related Experience

Our 22 senior management team members have an average of over 15 years of experience across the toy, education, electronics, retail, manufacturing, interactive entertainment and publishing industries. We believe the depth and breadth of our team of senior executives, many of who have significant experience managing public companies, is significant given our size and the length of our operating history. In addition, our management team’s understanding of the design process, retailing and manufacturing relationships, warehousing strategies and other operating systems will help us to scale our operations and facilitate our growth.

Business Strategy

Our goal is to become the leading provider of technology-based educational products and content in the U.S. consumer and school supplemental material markets and in international markets by:

Establishing Our Learning Center Shelf Displays at Key Retail Outlets as an Education Destination

In 2002, we installed versions of our Learning Center shelf displays in many Toys “R” Us, Wal-Mart, Target and Kmart stores and expanded shelf displays in selected national and regional mass-market retail stores. Our Learning Center shelf displays are designed to showcase our family of LeapFrog and Quantum Leap branded platforms, related content and stand-alone products in one dedicated area within the store. The most comprehensive version of our Learning Centers at select Toys “R” Us stores has signage that clearly identifies product groups for each stage of learning, which makes selecting age, skill and interest-appropriate purchases quick and easy. We believe that our Learning Centers will become the destination for parents seeking technology-based educational products and, as a result, will help these key retailers increase their sales of our products.

Expanding Our Content Library to Increase Follow-On Sales

Our platforms are designed specifically to accept additional content, which allows the platforms to evolve with the child’s interests and abilities over time. For example, simply by changing the LeapPad interactive book and related audio cartridge, the LeapPad platform can transform from teaching phonemic awareness to providing an introduction to classical music. In 2002, we expanded significantly our library of interactive books available at retail that are compatible with our Imagination Desk, My First LeapPad, LeapPad and Quantum Pad platforms to over 80 books. In 2002, we sold our content products in over 12 countries. In these countries, we introduced U.S. versions of over 20 of our LeapPad and Quantum Pad books, and localized versions of over five of our LeapPad and Quantum Pad books. In 2002, we increased the cartridges available at retail for our Turbo Twist handhelds to nine and introduced six cartridges for our iQuest handhelds. As we expand our content offerings for our platforms, we expect to realize significant growth in the sales of our products.

Increasing Our Product Offerings to a Broader Target Market

We plan to continue to design and develop new platforms and content and to continue to launch new stand-alone products in the infant and toddler category, preschool category and electronic learning aids category. Consistent with our goal of becoming the primary destination for parents seeking quality technology-based educational products, we are expanding our line of Quantum Leap branded products, designed for older children. In 2001, we launched our iQuest handheld device initially for students in the 6th through 8th grades and in November 2002, we launched our Quantum Pad platform for 3rd through 5th grade students. We also expanded content for our iQuest handheld for 5th through 8th grade students and for high school students as well. In addition, to broaden further our product offerings, we also increased substantially our products designed for infants, toddlers and preschoolers, with new stand-alone products such as the LeapStart learning table, Pretend and Learn shopping cart and Leap’s Phonics Railroad. We believe that by establishing an early association between LeapFrog branded products and quality educational tools in the minds of parents, we will be able to generate repeat purchases of our products by parents and others as the children for whom they buy progress from preschool, to grade school, to middle school and beyond.

Developing Additional Distribution Channels

We believe we are not limited to traditional toy and other large retailers for distribution of our products. Since much of our content is in book form, we plan to increase distribution of our content through bookstores. We are also increasing distribution of our platforms and related content through electronics retailers, office supply stores and other specialty retailers. In 2002, we expanded our distribution to these retailers.

Expanding Our Presence in International Markets

We have already created localized versions of some of our products for international markets, but we have only recently begun to focus on these markets. We launched our first international subsidiary in the United Kingdom in 2000. Our international net sales were approximately $54 million in 2002. We expect our sales from international markets to grow significantly and to constitute a larger portion of our sales in the future. We plan to penetrate international consumer markets by establishing overseas subsidiaries and using a combination of direct sales to retailers and distribution arrangements. We may also enter into strategic relationships to meet the challenges of providing localized content in different countries. For example, in January 2002 we announced a strategic relationship with Benesse Corporation to use our products as part of their supplemental education program in Japan, as well as an agreement with Sega Toys to expand our presence in the Japanese consumer market. We believe international markets provide opportunities to sell local-language versions of our products as well as English-language versions marketed as tools for learning English as a foreign language.

Expanding Sales of Our SchoolHouse Division

We intend to increase significantly our penetration of the school market by combining research-based instruction principles with our engaging, interactive technologies to create products designed specifically for the classroom. Our SchoolHouse division, which is a part of our Education and Training group, targets educational institutions and teacher supply stores and catalogs. Our Literacy Center, designed to help build reading skills using specifically developed products as well as a SchoolHouse version of our popular LeapPad platform, has been adopted and listed as an approved standards-based supplemental reading curriculum for certain grade levels by seven states and one region, including California, Illinois and New York City. With our LeapTrack assessment and instructional management system, launched in August 2002, teachers are able to assess each student’s strengths and weaknesses relative to skills and state standards and track performance over time. In addition, the teacher can prescribe individualized instructional content to meet the specific needs of each student. In October 2002, we introduced the Ready, Set, Leap! curriculum program for the pre-K market. Using this comprehensive program, schools, Head Start and childcare programs will be able to provide a multisensory learning experience that meets state standards. In December 2002, we launched the final theme in our nine-theme, 36 interactive book English Language Development program. We also expanded significantly our direct sales force to reach more classrooms across the United States. In the future, our Education and Training group may seek to develop products for the adult learning and patient education markets based on our core technologies.

The Educational Foundation of Our Products

We believe that sound educational principles are at the core of the value of our brands and products. Our team of in-house educational experts in the SchoolHouse division, assisted by our Education Advisory Board, helps us design our products in accordance with established standards of scope and sequence of learning, appropriate for each target age group.

The following four educational principles are at the core of our products:

Children Learn Best When Actively Engaged

Our products encourage active participation by asking children questions and requiring them to direct their own play before continuing with an activity. For example, children using our LeapPad interactive books can control the information they receive by deciding what to touch with the NearTouch stylus. Even our Learning Drum, designed for infants, engages them by only continuing with the activity or game after receiving a response from the child.

Positive Reinforcement and Immediate Feedback Encourage Continued Effort

Our educational products are designed to help develop self-confidence through immediate and supportive feedback. Many of our products offer clues that are designed to help lead a child to the correct answer, while at the same time providing information on incorrect responses. For example, if a child is asked to locate Spain on our Explorer interactive globe and touches France, the globe will respond, “You found France!” and then provide a clue as to how the child can locate Spain. We believe this combination of presenting new information and offering positive reinforcement encourages the child to continue learning.

Ability-Appropriate Tasks Motivate Learners

We believe that learning is most effective when a task matches the learner’s ability. For instance, a task that is too easy may quickly become boring while a task that is too difficult may be discouraging and demoralizing. To address this issue, we offer six age-appropriate platforms and a variety of content for each of these platforms to address the specific needs of children as their skills develop and interests mature. Through our Learning Center shelf displays and our LeapFrog newsletter, we provide guidance to parents on how to select the appropriate product and content for each child’s age and ability. We have also developed products that adapt to the user’s abilities. For example, we have designed our Turbo Twist handhelds to deliver easier or more difficult questions based on a child’s performance. We believe this technology enables the child to spend more time within his or her optimal learning zone.

Supplemental Materials Should Complement and Enhance What Children Learn at School

We design our products and content to be consistent with the curricula used in schools across the United States. For example, with our Mind Station connector and a subscription to our Never-Ending Learning Club, at the end of 2002, users of our iQuest handheld were able to download more than 7,000 chapter outlines and test questions corresponding to over 200 textbooks currently used in U.S. middle schools. With the guidance of the educational experts in our SchoolHouse division, we also design our products in accordance with state and federal standards regarding the scope and sequence of learning.

We believe these educational principles are fundamental building blocks on which our company is built. We implement these principles by leveraging our team of in-house educational experts and our outside Education Advisory Board, which consists of seven distinguished educators. The members of our Education Advisory Board actively participate in the design and development of our products by meeting with our creative design team several times each year. Our Education Advisory Board also is an external source of feedback for our creative design team with respect to new products that are in the development stage. We believe that both our in-house experts and outside advisors are critical in the creation of our learning products.

Our Education Advisory Board

The members of our Education Advisory Board are involved deeply in the research of both education and reading development. As of March 1, 2003, the members of our Education Advisory Board were:

Robert Calfee, Ph.D.    Dr. Calfee has chaired our Educational Advisory Board since our business started in 1995. Dr. Calfee is Dean of the School of Education at the University of California, Riverside and has been a distinguished researcher and author in the area of reading and reading development for the past 30 years. In addition, he is professor emeritus at Stanford University’s School of Education, as well as a member of the board of the Society for Scientific Study of Reading. Dr. Calfee is editor emeritus for Education Assessment and the Journal of Educational Psychology. Dr. Calfee has published eight books and over 150 articles in journals such as Educational Psychologist, the Journal of Reading, Issues in Education and Assessment in Education.

Richard Casabonne, M.Ed.    Mr. Casabonne is the President of Casabonne Associates, Inc., an educational research, strategy and development firm that he founded in 1986. Mr. Casabonne served as the President of our Education and Training Group from July 2001 to April 2002 and was a member of our board of directors from August 2001 to April 2002. He has served in a number of senior executive positions for major educational publishing companies, including as Senior Vice President of Planning and Business Development for Harcourt, Inc. and as President and Chief Executive Officer of Steck-Vaughn Company, a publisher of supplementary education materials for kindergarten through adult education. In addition, Mr. Casabonne has held senior management positions at Grolier, Inc., McGraw-Hill Educational Resources and Random House School Division, and he has taught at both the K-12 and college levels.

Anne Cunningham, Ph.D.    Dr. Cunningham is an associate professor of cognition and development at the University of California, Berkeley and the Director of the Joint Doctoral Program in Special Education. She is also a member of the board of the Society for Scientific Study of Reading and a member of the board of directors for American Educational Research Association, Division C. Dr. Cunningham has received the International Reading Association’s Outstanding Dissertation of the Year Award and has published over 35 articles in journals such as Development Psychology, Journal of Educational Psychology, Reading and Writing, and The American Educator. Dr. Cunningham is a former classroom teacher and reading resource specialist, having taught preschool and kindergarten through third grade for 10 years. She serves on state and national committees surrounding literacy development and instruction such as the U.S. Reading Excellence Grant expert panel for 2000 and 2001.

Karen Fuson, Ph.D.    Dr. Fuson is a professor at the School of Education and Social Policy at Northwestern University. She is a mathematics educator and cognitive scientist whose work focuses on children’s mathematical understanding and the classroom conditions that can facilitate such understanding. Her past work has contributed to the understanding of children’s counting and understanding of whole number, fraction, and decimal computation, especially for children living in poverty. Dr. Fuson is currently a contributing editor of the Journal of Mathematical Behavior and serves as an editorial board member of Mathematical Cognition, Mathematical Thinking and Learning. She has reviewed proposals for the National Science Foundation since 1978. Dr. Fuson served on the recent Mathematics Learning Committee of the National Research Council. She has published over 100 articles in books, handbooks, encyclopedias, and journals such as Cognition and Instruction, Journal of Educational Psychology, Journal for Research in Mathematics Education, Elementary School Journal, Cognitive Psychology, and Child Development.

Barry Munitz, Ph.D.    Please see “—Management” for Dr. Munitz’s biographical information. Dr. Munitz also serves as a director on our board of directors, is a member of the Audit Committee of the board of directors and is chairman of the Compensation Committee of the board of directors.

Ruth Nathan, Ph.D.    Dr. Nathan is an instructor at the University of California, Berkeley, extension program and is a classroom teacher. Dr. Nathan has co-authored many books on literacy, including: Beginnings of Writing, Classroom Strategies That Work, Writers Express, Writers in the Classroom, The Great Source Daybooks and Source Books for 3rd through 5th grades, and Write on Track, Write Away. Additionally, she has

published more than ten articles in journals such as Reading Research Quarterly, Child Development and Language Arts.

Scott G. Paris, Ph.D.    Dr. Paris is a professor in the School of Education and the Chair for the Graduate Program of the Department of Psychology at the University of Michigan, and he is the Site Coordinator of the Center for the Improvement of Early Reading Achievement. He is currently on the board of directors of the National Reading Conference and the editorial boards for Educational Psychologist and Reading Research Quarterly, and has previously served on the editorial boards of numerous journals, including the Journal of Educational Psychology, Child Development and the Journal of Cognitive Education. Dr. Paris is a frequent contributor to scholarly publications in the field of education and developmental psychology. He has had published 10 books and over 70 articles in journals such as Developmental Psychology, Child Development, International Journal of Disability, Development and Education and Educational Psychologist.

P. David Pearson, Ph.D.    Dr. Pearson is the Dean of the Graduate School of Education at the University of California, Berkeley and was previously the John A. Hannah Distinguished Professor of Education in the College of Education and the Co-Director of the Center for the Improvement of Early Reading Achievement at Michigan State University, and was Dean of the College of Education and the Co-Director of the Center for the Study of Reading at the University of Illinois, Urbana-Champaign. He has been the President of the National Reading Conference and the National Conference on Research in English and has served on the board of directors of the American Association of Colleges for Teacher Education. Dr. Pearson currently serves on the editorial advisory boards of Cognition and Instruction, Educational Assessment, Reading Research Quarterly, Research in the Teaching of English and Reading On-Line. He is a frequent speaker and publisher in the field of reading and education. Dr. Pearson has had published 12 books and over 100 articles in journals such as Reading Research Quarterly, The Journal of Literacy Research, Language Arts and The Reading Teacher.

Our Products

We have developed six core platforms, a significant library of related content and more than 35 stand-alone products. Our platforms are hardware devices that work with multiple content sets. Our content comes in the form of memory cartridges and, where applicable, related interactive books, magazines, activity sheets and coloring pages designed for use with specific platforms. Our stand-alone products combine our proprietary technology with a fixed set of content.

Hardware Platforms and Related Content

Imagination Desk learning system

Our Imagination Desk learning system introduces and helps teach essential preschool skills. Children color individual activity sheets placed on the learning surface, and the pressure of the crayon activates audio feedback that guides them through skills development. The Imagination Desk learning system operates in two modes. In the coloring mode, children can color the preprinted letters, numbers and characters freely while listening to music. In the game mode, as children color, they are introduced to object, letter, number and word recognition. Our technology used in the Imagination Desk platform allows children to obtain immediate audio feedback related to their individual responses to questions. Correct responses are rewarded with encouraging words. Incorrect responses trigger audio hints that lead children to the correct answer.

Content Library (available in English, French and Spanish)

Ages 3 to 5

Initial U.S. launch: Summer 2001

•

We have developed a 10-book library series under the guidance of the educational experts in our SchoolHouse division, which is designed to introduce children to over 70 specific preschool skill sets. The series concentrates on developmental areas such as letter recognition, phonemic awareness, numbers, shape recognition, vocabulary, basic science and social studies concepts, health and safety matters and life skills.

•	Each Imagination Desk learning system comes with a coloring book. An additional 9 books, each with approximately 20 tear-out coloring sheets, are available currently at retail stores. A weekly curriculum series is available through our Internet website to members of our Never-Ending Learning Club using our Mind Station connector.

•	We use our own family of Leap characters as well as popular licensed characters, such as Winnie-the-Pooh, to help keep children engaged as they color and learn their way through the library.

My First LeapPad learning system

Our My First LeapPad learning system encourages preschoolers to take their first steps toward pre-reading and pre-math skills development. It incorporates the same proprietary NearTouch technology of our LeapPad learning system in a platform designed for younger children. Children place a specially designed flip-book and corresponding cartridge in the platform. On the story side, children can hear the story, play a game related to the story, and, using the NearTouch stylus, can touch words and pictures to hear their pronunciation. On the activity side, children can touch words, numbers and pictures to learn about them, or select from three games that help reinforce letter and number recognition, object identification and music. The audio feedback feature gives children the option of using the platform with or without adult supervision.

Content Library (available in English and Japanese)

Ages 3 to 5

Initial U.S. launch: Summer 2001

•	We are developing an interactive series with guidance from our educational experts that is designed to help develop skills in reading, math, vocabulary, science, social studies, safety, community awareness and more.

•	Eight books are available currently.

•	The My First LeapPad book series uses our family of Leap characters as well as licensed characters such as Winnie-the-Pooh, Dora the Explorer and Thomas the Tank Engine.

LeapPad learning system

Our LeapPad learning system, based on our proprietary NearTouch technology, transforms our LeapPad books into audio-interactive learning devices. When children touch words and pictures with the stylus pen, they receive instant audio feedback that helps them sound out and pronounce words, learn to read and build vocabulary. These experiences also reinforce other fundamental learning concepts. The LeapPad learning system allows children to read and learn at their own pace, using educational games, activities, music and positive feedback.

Content Library (available in English, French, Italian, Japanese and Spanish)

Ages 4 to 8

Initial U.S. launch: Summer 1999

•	The retail LeapPad library of over 45 books was developed with guidance from our educational experts and is designed to help children build skills they need to excel in reading, math, vocabulary, science, music, logic and more. The library is divided into LeapLevels so children can learn appropriate skills at appropriate intervals, and include:

•	Leap Start: First category of books designed to teach and reinforce reading and math readiness skills, such as letter and number recognition and sounds.

•	Phonics Program: Ten storybooks and four workbooks will make up this integrated, step-by-step approach to teaching children phonics, the key to learning how to read.

•	Leap 1: Helps teach basic reading fundamentals and vocabulary and expands on phonics awareness.

•	Leap 2: Introduces children to chapter reading, helps strengthen vocabulary and reading comprehension and expands children’s knowledge through math, science, music and more.

•	Reading activity sheets are available from our Internet website to members of our Never-Ending Learning Club using our Mind Station connector.

•	Leap’s Pond magazine, which features content from Time for Kids, a children’s magazine from the publishers of Time. Leap’s Pond magazine reinforces reading fundamentals with puzzles, games and articles of interest to children.

•	Our library includes titles featuring our Leap family of characters as well as popular characters like Scooby-Doo, Winnie-the-Pooh and Arthur.

Sales of our LeapPad platform and related interactive books accounted for approximately 41% of our total net sales in 2000, approximately 54% of our total net sales in 2001 and approximately 48% of our total net sales in 2002.

Turbo Twist Handhelds: Spelling, Math, and Vocabulator Versions and BrainQuest Edition

Our Turbo Twist handhelds, marketed under the Quantum Leap brand, let children twist, pound and press the handheld while they learn spelling, math, social studies and vocabulary. Using our proprietary technology, each Turbo Twist platform self-adjusts as the child answers questions to deliver content appropriate for his or her individual skill level.

Content Library (available in English, French, Italian and Spanish)

1st through 6th grades

Initial U.S. launch: Summer 1999

•	Each handheld was developed to reinforce the skills and information children learn in school. Each comes preloaded with spelling, math, social studies or vocabulary questions.

•	Children can upload their scores using our Mind Station connector to our website and download additional content.

•	Subscription-based weekly curricula in spelling and math for 1st through 5th grades are also available from our Internet website to members of our Never-Ending Learning Club using our Mind Station connector.

•	Content cartridges for math, spelling and social studies for 1st through 6th grades are currently available at retail.

•	The newest Turbo Twist BrainQuest edition covers our social studies curricula, and features BrainQuest licensed content.

Quantum Pad learning system

Our Quantum Pad learning system incorporates design features intended to appeal to 3rd through 5th grade students. The Quantum Pad platform uses our proprietary NearTouch technology as well as our new “write-on” feature that allows students to write directly on erasable transparent plastic pages. We believe this added feature makes the Quantum Pad system effective for use with more complex math and science concepts.

Content Library

3rd through 5th grades

Initial U.S. launch: Fall 2002

•	The Quantum Pad series of books is developed in conjunction with our educational experts to focus on subjects children are learning in school, such as science, social science, complex reading comprehension, upper level math and the arts.

•	Fun-Damentals: Curriculum-based books that focus on development in academic subjects such as geography, math and science and a grade-based series of three books that provides children with information on skills essential to the 3rd, 4th and 5th grades.

•	Great Reader: Encourages reading and builds on more complex reading skills such as comprehension.

•	Above and Beyond: Introduces new subjects to children including the arts, culture and music.

•	15 books are currently available.

iQuest interactive handheld

Our iQuest interactive handheld was initially created specially to assist children in studying for tests at the middle school level. We have created outlines, review games and tips for over 200 major textbooks used in 5th through 8th grade social studies, science and math classes.

Content Library

5th through 8th grades and high school

Initial U.S. launch: Summer 2001

•	Each iQuest handheld comes pre-loaded with a 40,000 word pocket version of the Merriam-Webster dictionary and a cartridge with over 1,000 basic fact questions created in conjunction with The Princeton Review, as well as a program that lets children input addresses and phone numbers.

•	Through our Internet website using our Mind Station connector, as of December 31, 2002, members of our Never-Ending Learning Club were able to download to the iQuest over 7,000 chapter outlines and test questions from over 200 textbooks used in schools across the country by the end of 2002. We also had cartridges containing this content available at retail by the end of 2002.

•	In November 2002, we launched our line of test preparatory materials licensed from Kaplan, so that students can use their iQuest handheld to study for the PSAT, SAT and ACT standardized tests. The workbook and corresponding content cartridge is available at retail stores as well as over the Internet using our Mind Station connector.

Stand-Alone Products

Our more than 35 stand-alone educational products are designed for children who are too young to use our platforms effectively. These stand-alone products help develop fine motor skills and color, sound and letter recognition. These products are generally affordable and simpler to localize for foreign markets than our platform and content suites. Some of our more popular current products for infants and toddlers include:

•	LeapStart Learning Table — a learning table designed to refine motor skills, introduce letters and numbers and encourage development;

•	Leap’s Phonics Railroad — a train set designed to teach the alphabet and phonics; and

•	Pretend and Learn Shopping Cart — an interactive shopping cart designed to teach colors, simple math concepts and food facts, and encourages open-ended and imaginative play.

For older children, our Explorer globe is an interactive, touch-sensitive globe utilizing our NearTouch technology that introduces interesting facts about continents, countries, capitals, currency and more. In the fourth quarter of 2002, we introduced a globe designed specifically for very young children.

SchoolHouse

Our SchoolHouse division, part of our Education and Training group, offers supplemental school curriculum programs that incorporate our proprietary technology platforms and research-based instructional principles. Our flagship SchoolHouse product is the Literacy Center, a curriculum for reading instruction with pre-K, kindergarten and grade 1+ editions. The curriculum has been designed to meet state and federal standards for instruction in language development, phonemic awareness and phonics, and has already been adopted and listed as an approved, standards-based supplemental reading curriculum in certain grade levels in seven states and one region, including California, Illinois and New York City. The program includes whole-class instruction with small-group and individual work using our LeapPad platform outfitted with headphones, our LeapDesk and LeapMat interactive products and an array of posters, books and sing-along music for the classroom. We have developed a series of more than 170 interactive LeapPad books and over 290 activity cards specifically designed for use with our SchoolHouse products available for U.S. schools. These interactive books generally focus on specific skills that are the building blocks of reading, such as phonemes, phonics and sentence structure. We offer manuals to help teachers incorporate the books, activity cards and other materials into an effective lesson plan. Some packages include backpacks to encourage students to take their LeapPad platforms home for additional practice and parental involvement.

We recently launched our LeapTrack system and our Language First! program. The LeapTrack system is an instructional management system using the LeapPad platform, re-writable flash memory cartridges, a LeapPort cartridge station and a CD-ROM-based computer program to assess students in kindergarten through 5th grade. Test results are uploaded from the LeapPad platform via the re-writable flash memory cartridge to the management system for immediate scoring and evaluation. These tests correspond to state standards, giving teachers an early opportunity to monitor the performance of their students in these areas. Based on each student’s individual results, the system then prescribes instructional content for the student, which is available for immediate download via the re-writable flash memory cartridge for use on the LeapPad platform. The LeapTrack system includes 12 LeapPad or Quantum Pad platforms for the classroom and has a list price of approximately $3,000 for individual classroom kits.

Our Language First! Program is an English Language Development program, also referred to as English as a second language or ESL, for grades K-2. Our Language First! Curriculum is designed to help teach English to children for whom English is not their primary language through the use of 36 interactive LeapPad books. Over the past few years, many states and school districts have moved away from bilingual education for non-English speakers in favor of English immersion programs. The Language First! program is designed to help children to gain these required language skills.

Finally, in October 2002, we introduced the Ready, Set, Leap! curriculum program for the pre-K market. The scope and sequence of the Ready, Set, Leap! curriculum cover subject matter in language and early literacy, mathematics, social studies, fine arts, health and safety, and personal and social development, as well as physical development. This research-based program uses LeapFrog SchoolHouse’s award-winning interactive platforms, including the LeapPad platform, the LeapDesk workstation, the LeapMat learning surface, and the Imagination Desk learning system, to create a multisensory, hands-on learning experience.

International

Our international strategy includes the creation of LeapFrog and Quantum Leap products in foreign languages as well as marketing English-language products as tools for learning English as a foreign language. As of December 31, 2002, our products had been marketed and sold in five languages and more than 12 countries, including the United Kingdom, Canada and Japan. We currently sell our Imagination Desk, My First LeapPad and LeapPad platforms in countries where we have created content for our platforms in the local language. We have created Queen’s English content for the U.K. market and have developed a variety of our content in other languages, including French, Japanese and Spanish. In March 2002, we began selling our LeapPad platform to the consumer market in Japan under the CoCoPad brand name through our relationship with Sega Toys. Also in

2002, we sold our Quantum Pad platform to Benesse Corporation, a supplemental educational materials company. Benesse distributed these platforms under the QPad brand name to its 7th grade subscribers of its subscription-based educational program for the Japanese school year that began in April 2002, and is currently distributing a co-branded CoCoPad version of our LeapPad platform to pre-school to third grade level subscribers of its educational program. We plan to market and sell local language versions of some of our stand-alone products, including French and Spanish versions of the Discovery Ball and the Learning Drum. These stand-alone products, with their limited set of content, are typically easier to localize than our platform and content suites. Finally, we sell our English language content internationally through consumer retail and educational channels and believe that significant opportunities exist to market our products as tools to learn English as a foreign language.

Advertising and Marketing

Our advertising and marketing strategy is designed to establish LeapFrog as the leading provider of engaging, effective and affordable learning solutions for the preschool through high school audience and as a brand that parents and educators will use to supplement a child’s educational needs. We use a variety of advertising and marketing tools to implement our strategy, including:

•	Network and national cable television advertisements. We launched our “Learn Something New Every Day” campaign in Fall 2001, which highlights the educational nature and extended life of our products. This campaign is ongoing, and we plan to continue it in 2003.

•	National print advertisements. In 2002, we ran our “Learn Something New Every Day” print campaign in national magazines such as People, O, Parents, Parenting and Good Housekeeping, highlighting the features and benefits of our products, and we are continuing this campaign in 2003.

•	Cooperative print advertisements in local newspapers with key retail chains. These advertisements, run by our retail partners such as Toys “R” Us, Wal-Mart, Kmart and Target, highlight the availability of particular LeapFrog and Quantum Leap products at these retail outlets.

•	Learning Centers. We plan to install versions of our Learning Center shelf displays inside key retail stores, highlighting our LeapFrog and Quantum Leap brands as the “one stop” solution for technology-based educational products.

•	Public relations. We have received additional brand exposure through television appearances by senior management and other television spots showcasing our products, often during the key holiday season.

In 2002, we spent approximately $56.7 million on advertising and marketing, largely on television and co-op advertising during the holiday season. We plan to increase our advertising and marketing budget in the future, including expenditures on campaigns during the spring and summer months, to foster increased year-round sales of our products.

As of December 31, 2002, our marketing team comprised 57 full-time employees.

Sales and Distribution

U.S. Consumer

We market and sell our products primarily through national and regional mass-market retail stores as well as specialty toy stores. In 2002, sales of our products to Wal-Mart (including Sam’s Club), Toys “R” Us and Target accounted for over 75% of net sales in our U.S. Consumer segment. Our remaining U.S. Consumer retail sales came from sales of our products to specialty toy stores and, to a lesser extent, to book, electronics and office supply stores and other retailers.

Our sales team works in conjunction with store buyers from our key retailers to forecast demand for our products, develop the store floor footprint, secure retail shelf space for our products and agree upon pricing components, including cooperative advertising allowances. The large retail chains generally provide us with a preliminary forecast of their expected purchases of our products early in the year. While these and subsequent forecasts are not contractually binding, they provide important feedback that we use in our planning process throughout the year. We work closely with our key retailers during the year to establish and revise our expected demand forecasts and plan our production and delivery needs accordingly. Most retailers issue purchase orders to us as they need product. Based on these purchase orders, we prepare shipments for delivery through various methods. We sell to smaller retail stores through a combination of sales representatives and direct salespeople.

We believe direct content sales to consumers enables us to deliver added value to retail purchasers of our Internet-enabled platforms. With our Mind Station connector, a peripheral device purchased at retail, members of our subscription-based Never-Ending Learning Club or their parents can download additional content from our Internet website to re-writable cartridges and, where applicable, print the related activity sheets. By using the Internet as a content delivery channel, we are able to offer more content than we could offer pre-packaged on our available retail shelf space. Additionally, subscribers using our Turbo Twist handhelds can upload logged performance information, view assessment reports and receive personalized recommendations for the next set of content to download. Currently, we offer free six-month trial memberships to our Never-Ending Learning Club with the purchase of our Mind Station connector.

As of December 31, 2002, our U.S. retail sales and sales support team comprised 39 employees.

Education and Training

Our Education and Training group targets U.S. pre-K through 5th grade classrooms as well as teacher supply stores and catalogs through our SchoolHouse division. As of December 31, 2002, using our in-house sales team as well as independent sales representatives, we had sold over 13,000 Literacy Centers, and we believe these products are being used in an estimated 13,000 classrooms. We plan to grow our sales team significantly over the next few years to encourage a more focused sales effort and increase our penetration of the school market.

Our Education and Training group’s dedicated sales, marketing, content development and operations team comprised 99 employees as of December 31, 2002.

International

In 2000, we established our U.K. office, located outside London, England, which sells our products directly to Woolworth’s, Early Learning Centres, Toys “R” Us and other leading U.K. retailers. Our emerging success in penetrating the U.K. market is exemplified by the British Association of Toy Retailers choosing our LeapPad platform as the top preschool toy for 2001-2002. Our U.K. office also coordinates distribution of our U.K.-localized Queen’s English products into Australia and South Africa. As of December 31, 2002, we had 14 employees in our U.K. office. We also have a satellite office in Hong Kong that helps us oversee global manufacturing of our products. In 2002, we began selling directly to retailers in Canada and in France.

Pending the establishment of appropriate overseas offices or subsidiaries, we utilize simple distribution arrangements to sell our products in other non-English speaking countries, using separate distributors for the consumer and school markets as appropriate. In markets where we do not establish direct sales, we plan on continuing to use these distribution arrangements. Paralleling our segmentation of the U.S. market between consumer and school markets, we believe that overseas markets represent similar dual opportunities. Although we plan to develop most key consumer markets directly, we expect to seek a strategic education partner in key overseas markets given the costs and challenges associated with developing country-by-country curricula.

We currently have distribution arrangements with distributors in countries such as Spain, Korea and Australia. In January 2002, recognizing that the Japanese market posed special distribution and localization challenges, we announced strategic relationships with Benesse Corporation and Sega Toys. In March 2002, Sega Toys began distributing the CoCoPad system, a co-branded, modified version of our LeapPad platform, and Sega Toys has developed original Japanese-language content for interactive books used with the CoCoPad system, including books by Berlitz International that help teach English. Benesse Corporation is assisting us in developing the Japanese supplemental educational materials market by distributing the CoCoPad system to its pre-school through third grade level subscribers and, in 2002 distributed a co-branded version of our Quantum Pad platform under the QPad name to its 7th grade subscribers. Additionally, Benesse Corporation has developed original educational content in Japanese and English for interactive books to be used with the CoCoPad system.

Our international sales team, including our U.K. office, comprised 33 employees as of December 31, 2002.

Research and Development

Hardware and Software Development

To develop our products and content, we have assembled a team of technologists with backgrounds in a wide variety of fields including education, child development, hardware engineering, software development, video games and toys. We have developed internally each of our current platforms and stand-alone products, although we may use licensed technology for future platforms if it is advantageous to do so.

We have successfully developed proprietary technologies that we use across a number of products in the markets we serve. We have made innovations in the areas of touch detection technology, speech compression, music synthesis and content generation. By combining technology developments with the ability to target mixed signal ASIC integration, we have been able to add features at comparatively low cost.

We have built internal expertise in hardware design, hardware synthesis, mixed signal custom ASIC design, real-time embedded systems, software design, tools for packaging and compiling product content and mechanical engineering. The research and development team participates in all phases of the product development process from concept through manufacturing launch.

In 2002, 2001 and 2000, we had product development and engineering expenses of $25.3 million, $23.4 million and $12.5 million, respectively.

Our hardware and software engineering, research and development team, located in our Los Gatos, California facility, comprised 61 employees as of December 31, 2002.

Content Development

Our dedicated content production department has designed a large majority of the art, audio and other content for our interactive books, activity sheets, coloring pages and stand-alone products, applying our own pedagogical approach that is based on established educational standards. Our content development group is responsible for creating a substantial portion of our new content available for download from our Internet website using our Mind Station connectors. Most of the members of our content production team have prior experience in the education, entertainment and educational software or video game industries.

We have developed a portion of our content using licensed characters such as Thomas the Tank Engine, Bob the Builder, Winnie-the-Pooh and Arthur, and we plan to continue the use of licensed characters in our LeapPad interactive books and other content. In addition, we offer licensed BrainQuest content for our Turbo Twist handheld and test preparation materials from Kaplan, Inc. for use with our iQuest handheld.

We launched our Developer’s Studio in July 2001, a team dedicated to creating software tools that help turn the content designed by our content developers into interactive books and activity sheets that work with our various platforms. The tools developed by this team have shortened the time-to-market for our new interactive books. In an effort to increase the amount and variety of content available for our platform products, we have begun to make these tools available to outside developers as well. In addition, our Developer’s Studio team trains and provides technical support to internal and external content development teams, and works with our production team to turn our internally developed content into interactive books. Finally, this team is responsible for managing the business relationships with our growing community of third party developers that are trained to create content for our platforms.

We also have a team of Internet-focused developers and engineers who create and design the interactive content for our Turbo Twist and iQuest platforms. This team works closely with our product development and hardware engineering departments to develop Internet-enabled content for our other platform products and also designs, manages and hosts our branded website, which is the access point for consumers to download selected content via our Mind Station connector.

In 2002, 2001 and 2000, we had content development expenses of $29.1 million, $14.9 million, and $3.6 million, respectively.

As of December 31, 2002, we had a total of 221 employees in our product development, content production and Internet groups.

Intellectual Property

We believe that the protection of our patents, trademarks, trade dress, copyrights and trade secrets is critical to our future success, and we aggressively protect our proprietary rights through a combination of patents, trademarks, copyrights, trade secrets, confidentiality procedures, nondisclosure agreements and other contractual agreements. As of December 31, 2002, we had over 17 utility and design patents issued by the U.S. Patent and Trademark Office, as well as 21 issued internationally. These include 16 domestic and foreign patents related to our LeapPad platform technology, which do not expire before 2011. Additionally, we have filed over 76 patent applications pending in the United States and other countries. We cannot assure you that any of our pending patent applications will result in the issuance of any patents, or that, if issued, any of these patents, or our patents that have already issued, will offer protection against competitors with similar technology. As of December 31, 2002, we also had over 36 U.S. trademark registrations, including for marks incorporating “LeapFrog” (16 registrations) and the “LeapPad” and “NearTouch” marks, as well as over 60 foreign trademark registrations. We also rely upon trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. For a discussion of how our intellectual property rights may not prevent our competitors from using similar or identical technology, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors That May Affect Our Results and Stock Price — Our intellectual property rights may not prevent our competitors from using our technologies or similar technologies to develop competing products, which could weaken our competitive position and harm our operating results.” For a discussion of how our intellectual property rights may not insulate us from claims of infringement by third parties, see “— Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors That May Affect Our Results and Stock Price — Third parties have claimed, and may claim in the future, that we are infringing their intellectual property rights, which may cause us to incur significant litigation or licensing expenses or to stop selling some or all of our products or using some of our trademarks.”

Manufacturing, Logistics and Other Operations

Our manufacturing and operations strategy is designed to maximize the use of outsourced services particularly with respect to the actual production and physical distribution of our products and to concentrate our internal resources on areas such as engineering, production planning and quality control. We believe our outsourcing strategy also enhances the scalability of our manufacturing efforts. We use several turnkey contract manufacturers to source components and build finished products to our specifications. We currently use seven contract manufacturers located in mainland China to build our finished products, which are selected based on their technical and production capabilities and are matched to particular products to achieve cost and quality efficiencies. We have our own quality assurance employees on site at each of our contract manufacturers. During the years from 2000 to 2002, Jetta Company Limited, one of our manufacturers in China, supplied 37%, 35% and 45% of our products, respectively, and our top three manufacturers combined supplied a total of 62%, 53% and 58% of our products, respectively. Jetta is currently the sole manufacturer of our LeapPad platforms and some of our other products. For information as to how this concentration of manufacturing could affect our business, see “ Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors That May Affect Our Results and Stock Price — We rely on a limited number of manufacturers, virtually all of which are located in China, to produce our finished products, and our reputation and operating results could be harmed if they fail to produce quality products in a timely manner and in sufficient quantities.”

Based on our net sales in 2002, customers took title to approximately one-third of our products directly from our manufacturing facilities in China. However, the majority of our products are shipped directly to our contract warehouse in Ontario, California and are later shipped to meet the demands of our major U.S. retailers and other smaller retailers and distributors throughout the United States. In May 2002, we began using a contract warehouse in Chino, California, primarily for promotional assembly and shipments to our SchoolHouse customers.

As of December 31, 2002, we had 116 employees devoted to manufacturing, logistics and operations.

Information Technology

We use Oracle database software and our internal information technology infrastructure to manage our product development efforts and our financial, inventory, customer and sales data. These systems are designed to allow us to communicate electronically with our customers for the automated processing of customer orders and receipt of point-of-sale data, and with our third-party warehouse operations to increase service levels for our customers and provide a virtual, real-time view of our supply chain.

Customer Service

We believe that our ability to establish and maintain long-term relationships with consumers and retailers depends, in part, on the strength of our customer support and service operations. We encourage and utilize frequent communication with and feedback from our customers and retailers to continually improve our products and service. Our customer service center operates 24 hours a day, 7 days a week during peak periods, specifically from November through January, and 14 hours on weekdays, and 9 hours on Saturdays during off-peak periods. We offer toll-free telephone support for consumers and retailers who prefer to talk directly with a customer service representative. We also respond to email inquiries received through our website. As of December 31, 2002, we had 10 in-house customer service representatives who oversee and coordinate our customer service activities with our third-party customer service provider. In addition, on our website, we have a knowledge resource link that directs consumers to a frequently asked questions section, which we update as we receive consumer feedback. We also have a dedicated retail sales service team. This team, which included 20 employees as of December 31, 2002, works with our top retailers and provides point-of-sale related analysis for better forecasting and inventory plans. Our service operations are based in our Emeryville, California facility.

Competition

We compete primarily in the infant and toddler category, preschool category and the electronic learning aids category of the U.S. toy industry and, to some degree, in the overall U.S. and international toy industries. We believe the principal competitive factors impacting the market for our products in retail stores are brand, design, features, educational soundness, quality and price. We believe that we compare favorably with many of our current competitors with respect to some or all of these factors. Our current principal competitors in the toy industry compete in the preschool category and include Hasbro, Inc., Mattel, Inc. and VTech Corporation. In February 2003, Mattel announced a product under the name “PowerTouch” having functionality similar to that of our LeapPad platform for introduction in 2003 under Mattel’s Fisher-Price brand. In June 2002, Toshiba Corporation began selling an interactive educational platform product in Japan under the name “Ex-Pad”. We also compete with educational software publishers, such as Knowledge Adventure (a studio of Vivendi Universal Games), whose products have distribution at mass retailers and electronics and toy stores. We believe that producers of popular game platforms and smart mobile devices, such as personal digital assistants, and software may be able to compete effectively in our primary markets by developing engaging educational products that run on their platforms. These companies have significantly larger installed bases than we do. We are also beginning to cross over into their markets with products such as our iQuest handheld device and our Leapster platform, which we plan to introduce by the end of 2003. In addition, a number of major hardware and software makers have developed pen-based portable computers like the Tablet PC that could compete with some of our products, such as our LeapPad and Quantum Pad platforms. Consequently, future competitors may include companies like Acer Inc., Apple Computer, Inc., Fujitsu Limited, Handspring, Inc., Hewlett-Packard Company, Microsoft Corporation, NEC Corporation, Nintendo Co., Ltd., Palm, Inc., Sega Corporation, Sony Corporation and Toshiba. Many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do.

Our SchoolHouse division competes in the supplemental educational materials market. We believe the principal competitive factors affecting the market for our products in the school market are educational soundness, proven effectiveness, brand, features and price. Our SchoolHouse division faces competition in the supplemental curriculum market from major textbook publishers such as Harcourt (a division of Reed Elsevier), Houghton Mifflin Company, McGraw-Hill, Pearson plc and Scholastic Corporation, as well as electronic educational material and service providers such as Knowledge Adventure, Lightspan, Inc., Renaissance Learning and Riverdeep Group plc. Our test preparation products may compete on a national level with offerings from established companies such as Kaplan, Inc., Sylvan Learning Centers and The Princeton Review, some of which currently license content to us. We also face competition from many local and regional companies that provide test preparation and test performance assessment to students. Many of the companies with whom we compete have significantly more experience in the supplemental educational materials market and greater resources than we do.

In the future, large entertainment companies such as Viacom International, Inc. and Walt Disney Co. may begin to target the school markets. For a discussion of the possible effects that competition could have on our business, see “ Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors That May Affect Our Results and Stock Price — If we are unable to compete effectively with existing or new competitors, our net sales and market share could decline.”

Seasonality

Our business is subject to significant seasonal fluctuations. For more information, see “Seasonality and Quarterly Results of Operations” and “Risk Factors That May Affect Our Results and Stock Price — Our business is seasonal, and therefore our annual operating results will depend, in large part, on sales relating to the brief holiday season” in Item 7 of this Form 10-K.

Employees

As of December 31, 2002, we had 690 full-time employees, including: 110 in sales and sales support, 61 in hardware and software engineering; 262 in product development, Internet and content production; 116 in manufacturing, logistics and operations; 57 in marketing; and 84 in finance, general and administrative. Of these employees, 500 worked in our Emeryville, California headquarters; 64 worked at our Los Gatos, California office; 14 worked in our U.K. office; 62 worked in Hong Kong and China; 15 worked in our Education and Training segment’s sales office in Austin, Texas; 8 worked in our office near Chicago; and 27 worked in satellite sales offices, out of their homes or on site at third-party locations. We intend to hire additional employees as needed at each of our facilities. We also retain independent contractors to provide various services, primarily in connection with our software development and sales activities. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.

Executive Officers of the Registrant

The following table sets forth information with respect to our executive officers as of January 31, 2003:

Name	Age	Position Held
Michael C. Wood	50	Chief Executive Officer, President, Vice Chairman and Director
Thomas J. Kalinske	58	Chairman and Director
Paul A. Rioux	57	Acting Chief Operating Officer, Vice Chairman and Director
Timothy M. Bender	42	President, Worldwide Consumer Group
Robert W. Lally	41	President, SchoolHouse Division and Executive Vice President, Education and Training Group
James P. Curley	47	Chief Financial Officer
Mark B. Flowers	43	Executive Vice President, Chief Technology Officer
L. James Marggraff	44	Executive Vice President, Content

Michael C. Wood has served as our Chief Executive Officer since March 2002 and as our President and Vice Chairman of our board of directors since September 1997. He served as the Chief Executive Officer of LeapFrog RBT, LLC, our predecessor limited liability company, from its inception in January 1995 until September 1997. Mr. Wood founded LeapFrog in 1995 after developing the patented Phonics Letters and Phonics Desk products. Before founding LeapFrog, Mr. Wood served as partner at Cooley Godward LLP, a national law firm, where he specialized in venture capital and emerging technology law. Mr. Wood also serves on the board of directors of Sangamo BioSciences, Inc., a biotechnology company. He earned his B.A. at Stanford University and also has a J.D. from the University of California, Hastings College of the Law, and an M.B.A. from the University of California, Berkeley.

Thomas J. Kalinske has served as the Chairman of our board of directors since September 1997 and served as our Chief Executive Officer from September 1997 to March 2002. Since 1996, he has served as the President of Knowledge Universe. From 1990 to 1996, Mr. Kalinske served as President and Chief Executive Officer of Sega of America. Prior to that, he was President and Chief Executive Officer of the Universal Matchbox Group from 1987 to 1990. Prior to that, he served as President and Co-Chief Executive Officer of Mattel, Inc. Mr. Kalinske has served as Chairman of the Toy Manufacturers Association of America, and in 1997, he was inducted into the Toy Industry Hall of Fame. He also is a member of the board of the Milken Family Foundation, the National Foundation for the Improvement of Education and the RAND Education Board. He earned a B.S. from the University of Wisconsin and an M.B.A. from the University of Arizona.

Paul A. Rioux was elected to our board of directors in January 2001, has served as our Vice Chairman since January 2001 and became our acting Chief Operating Officer in October 2002 after implementing our planning, manufacturing and operating strategy since January 2001. Mr. Rioux worked as an independent consultant from June 1999 to December 2000, and worked almost exclusively for us in that capacity from August 2000 to December 2000. Prior to joining us, Mr. Rioux also served as President of Universal Studios New Media Group, the technology, Internet and video games business unit of Universal Studios, from May 1996 to May 1999. Prior to that, he worked at Sega of America from 1989 to 1996, most recently as an Executive Vice President. Mr. Rioux also served as Chief Operating Officer of Wonderline Toys, Inc. from 1986 to 1988 and worked at Mattel, Inc.’s Toys and Electronics divisions from 1973 to 1985, most recently as its Senior Vice President. Mr. Rioux has a B.S. and an M.S. from the California State University at Northridge.

Timothy M. Bender has served as our President of Worldwide Consumer Group since January 2002, and served as our Senior Vice President of Sales and Marketing from July 1999 to December 2001 and as our Senior Vice President of Sales from November 1997 to June 1999. Prior to joining us, he served as the Director of

National Accounts at Yes! Entertainment Corporation, a toy and entertainment products company, from October 1994 to January 1997, and as Senior Vice President of Sales from February 1997 to October 1997. Yes! Entertainment filed for federal bankruptcy protection in February 1999. Prior to that, Mr. Bender was at Lego Systems, Inc. since 1984, most recently as a Senior National Account Manager. Mr. Bender has a B.S. from Bradley University.

Robert W. Lally is a co-founder of LeapFrog RBT and has been with us since our business began in 1995. He has served as President of our SchoolHouse division since March 1999 and has served as Executive Vice President of our Education and Training Group since January 2002. From March 1995 to February 1999, Mr. Lally was responsible for finance, accounting, distribution, production, planning, purchasing, recruitment and operations as our Chief Financial Officer. Prior to joining LeapFrog, he was Chief Financial Officer and Vice President of Operations at the Republic of Tea from July 1992 to March 1995, where he managed all financial, accounting, administrative and operational aspects, and he was a manager at Price Waterhouse from 1983 to 1991, where he consulted with emerging growth companies. Mr. Lally has a B.S. from the University of Oregon and an M.B.A. from the Wharton School of Business.

James P. Curley has served as our Chief Financial Officer since December 2001. Prior to joining us, he served as Chief Financial Officer of Open Table, Inc., an online customer relationship management company focusing on the food service industry, from October 2000 to August 2001. From January 1998 to December 2001, Mr. Curley founded and served as President and Chief Executive Officer of Four Green Fields, a specialty retailer. From July 1992 to January 1998, he served as Senior Vice President and Chief Financial Officer, and additionally from February 1996 as Chief Administrative Officer and a member of the board of directors, of The Gymboree Corporation. From 1989 to 1992, Mr. Curley was Senior Vice President and Chief Financial Officer of Gantos, Inc., a retailer of women’s apparel, and from 1985 to 1989, he was Vice President and Chief Financial Officer of Huffman-Koos, Inc., an upscale furniture retailer. Mr. Curley served on the board of directors and was chairman of the audit committee of West Marine Corporation, a publicly traded boating goods retailer, from 1993 to May 2001. Mr. Curley is a certified public accountant and received his B.B.A. from Texas A&M University.

Mark B. Flowers has served as our Executive Vice President, Chief Technology Officer since January 2002. Previously, he served as our Vice President of Technology from January 2001 to December 2001, and as our Vice President of Engineering from July 1998 to December 2000. Prior to joining us, Mr. Flowers was Vice President of Hardware Engineering and a director of Explore Technologies, Inc. from September 1995 until we acquired substantially all of Explore Technologies’ assets and business in July 1998. From 1990 to 1995, Mr. Flowers ran his own Silicon Valley consulting business, whose clients included Hewlett Packard and 3Com. Prior to that, Mr. Flowers was Director of Hardware Engineering at Telebit Corporation, a data communications equipment company. He holds several patents in electronics design and has a B.S. and an M.S. from the Massachusetts Institute of Technology.

L. James Marggraff has served as our Executive Vice President of Content since January 2002. From March to December 2001, he was an independent consultant of ours, focusing on developing new products and software for our LeapPad and Leap’s Pond product lines. From September 2000 to February 2001, Mr. Marggraff served as President of Ubiquity LLC, a subsidiary of our wholly owned subsidiary NT(2) LLC, which was established to investigate new applications for our NearTouch technology and LeapPad devices. Prior to that, from August 1999 to August 2000, Mr. Marggraff served as the President of our Internet division, and from July 1998 to July 1999, he served as our Vice President of Content. Mr. Marggraff is the co-inventor of the LeapPad learning system and the Odyssey and Explorer interactive globe lines, and was co-founder, President, and Vice President of Marketing and Sales of Explore Technologies from September 1995 to July 1998. Previously, from 1984 to 1992, he was an engineering co-founder and Manager of Marketing and Sales of StrataCom, Inc., a wide-area networking communications company that was acquired by Cisco Systems, Inc. in 1996. Mr. Marggraff holds numerous patents and has a B.S. and an M.S. from the Massachusetts Institute of Technology.

Available Information

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, available (free of charge) on or through our web site located at www.leapfrog.com, as soon as reasonably practicable after they are filed with or furnished to the SEC.

Item 2.    Properties.

Our headquarters are located in Emeryville, California, where we occupy approximately 71,000 square feet of office space under a lease that expires in January 2006. Our headquarters are used for the operation of our three business segments. We currently lease approximately 14,500 square feet in Los Gatos, California, for our engineering, research and development operations related to our three business segments under a lease that expires in January 2007. We also currently lease approximately 4,500 square feet for our office in Austin, Texas, expiring in March 2006, which we use for our Education and Training segment. In Hong Kong, we have office space of approximately 10,800 square feet under leases expiring in February 2004, which is used for all three of our business segments, and near London, England, we have office space of approximately 2,500 square feet under a lease expiring in September 2005, which is used for our International segment. Finally, we lease approximately 9,400 square feet in New York City for use as a trade showroom for all three of our business segments under a lease that expires in April 2007. We believe that our facilities are adequate for our current needs, and suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or accommodate expansion of our operations.

Item 3.    Legal Proceedings.

Concluded Matters

In the fourth quarter of 2002 and through March 11, 2003, the following proceedings were withdrawn or dismissed:

LeapFrog Enterprises, Inc. v. Franklin Electronic Publishers, Inc.

In November 2002, the U.S. International Trade Commission, or ITC, granted Franklin Electronic Publishers, Inc.’s motion to withdraw its complaint and terminate the associated investigation. Franklin had filed a complaint against us and one of our manufacturers with the ITC, requesting an investigation into whether the importation, distribution and sale of a number of our products directly infringed, induced infringement or contributorily infringed one or more claims of Franklin’s patent.

In February 2003, we entered into a settlement agreement and release of all claims with Franklin, and the northern federal district court of California granted the joint motion by Franklin and LeapFrog to dismiss with prejudice all of the claims and counterclaims in the patent lawsuit that alleged we had willfully infringed, actively induced infringement of and contributorily infringed Franklin’s United States Patent No. 5,203,705 patent by making, using, selling and offering for sale a number of our products.

Publications International, Ltd. v. LeapFrog Enterprises, Inc.

In February 2003, we entered into a settlement agreement and release of claims with Publications International, Ltd., or PIL. As a result of the settlement, we acquired PIL’s rights to the designation LEAP FROG and LEAP FROG design trademark, and the lawsuit against us in federal court in Illinois alleging that we infringed PIL’s alleged common law, or unregistered, trademark LEAP FROG for children’s books was dismissed with prejudice.

Pending Litigation

In the ordinary course of our business, we are from time to time subject to litigation, including the following:

Technology Innovations, LLC v. LeapFrog Enterprises, Inc.

In July 2002, Technology Innovations, LLC filed a complaint against us in the western federal district court of New York alleging that we have infringed, and induced others to infringe, United States Patent No. 5,517,407, which it purports to own, by manufacturing, using, offering for sale and/or selling our LeapPad, LeapPad Pro and My First LeapPad platforms and other unspecified products. Technology Innovations seeks unspecified monetary damages, including triple damages based on its allegation of willful infringement, an accounting for all profits received by us from the sale of allegedly infringing products, attorneys’ fees and injunctive relief. In August 2002, Technology Innovations filed an amended complaint adding seven defendants to the complaint: Knowledge Universe, LLC; F.A.O., Inc.; KBToys, Inc.; Staples, Inc.; Target Corporation; Toys “R” Us, Inc.; and Wal-Mart Stores, Inc. In January 2003, Technology Innovations agreed to bifurcate the case in regards to these additional seven defendants and agreed to stay the case against all such defendants pending an outcome for the patent infringement portion of the complaint filed against us.

We have examined the patent in question, its file history and the prior art, and we believe we have meritorious defenses to Technology Innovations’ claims and we intend to pursue these defenses vigorously.

LeapFrog Enterprises, Inc. v. Modern Teaching Aids Pty Ltd.

In May 2002, we filed a lawsuit in federal court in Australia against Modern Teaching Aids Pty Ltd., or MTA, for importing and selling the VTech Smart Book, which we believe infringes our Australian Patent No. 662,125, granted in December 1995. We are seeking both damages and injunctive relief. MTA’s answer to our complaint was due on March 6, 2003, but MTA declined to answer based on procedural considerations. We are studying MTA’s statements and are preparing a response.

We believe that our positions have merit, and we intend to pursue these claims vigorously.

General Creation LLC, et al. v. LeapFrog Enterprises, Inc. et al.

In January 2002, General Creation LLC filed a lawsuit against us and against Knowledge Universe in federal district court in Virginia alleging that by making, using, importing and selling reading toys, namely our LeapPad platforms, we were infringing United States Patent No. 5,795,213. General Creation seeks unspecified monetary damages, including triple damages based on its allegation of willful infringement, attorneys’ fees and injunctive relief. We joined Knowledge Universe in filing a motion to dismiss based on lack of personal jurisdiction over Knowledge Universe, or in the alternative, to transfer the suit to a federal district court in California. In response, General Creation filed a motion to dismiss Knowledge Universe and an opposition to our motion to dismiss or transfer the suit. Knowledge Universe has subsequently been dismissed as a party to the lawsuit and our transfer motion has been denied. We filed an answer and counterclaim seeking declaratory relief that the patent is invalid, unenforceable and not infringed.

We believe that we have meritorious defenses to General Creation’s claims, including both non-infringement and invalidity defenses, and we intend to defend the suit vigorously. However, our defenses may be unsuccessful and the litigation may affect our ability to make or sell some of our platforms. Because the lawsuit is still in the pre-trial discovery stage, we cannot determine the total expense or possible loss, if any, that may result from this claim.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to our stockholders during the fourth quarter of the 2002 fiscal year.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information and Holders

Our Class A common stock is listed on the New York Stock Exchange, or the NYSE, under the symbol “LF” There is no established public trading market for the Class B common stock. On January 31, 2003, there were approximately 347 holders of record of our Class A common stock and four holders of record of our Class B common stock.

The following table sets forth for the calendar quarter indicated the high and low sales prices per share of our Class A common stock on the NYSE. The Class A common stock began trading on the NYSE on July 25, 2002.

2002	High	Low
Third quarter (commencing July 25, 2002)	$19.30	$13.00
Fourth quarter	$35.70	$14.95

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. Our current credit facility prohibits our payment of cash dividends. We expect to retain any future earnings to fund the development and expansion our business. Therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table shows certain information concerning our Class A common stock to be issued in connection with our equity compensation plans as of December 31, 2002:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	10,197,053	$6.96	6,969,269	(1)
Equity compensation plans not approved by security holders	0	$0.00	0
Total	10,197,053	$6.96	6,969,269

(1)	Includes 2,000,000 shares reserved for issuance under our 2002 Employee Stock Purchase Plan.

For a discussion of our equity compensation plans, see “Note 15 Stockholders’ Equity” in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Use of Proceeds

Our Registration Statement on Form S-1 (SEC File No. 333-86898) for our initial public offering was declared effective July 24, 2002, covering an aggregate of 10,350,000 shares of Class A common stock, including the underwriters’ over-allotment option.

After deducting the underwriters’ commission, the offering expenses and the proceeds due to the selling stockholders, we received net proceeds of $115.1 million from the offering. On July 30, 2002, upon completion of our initial public offering, we used a portion of the proceeds to repay the entire outstanding $34.1 million balance on our long term secured credit facility with Foothill Capital Corporation. All of the remaining proceeds were used to pay for the production of our components and for finished goods inventory purchased through December 31, 2002.

Item 6.    Selected Financial Data

Selected Consolidated Financial Data

The following selected consolidated financial data for the five years ended December 31, 2002, have been derived from our consolidated financial statements. The following information is qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto.

	For the Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$531,772	$314,243	$160,128	$71,867	$31,129
Gross profit	272,032	144,645	68,281	28,989	10,671
Income (loss) from operations	71,351	16,435	132	1,449	(3,696)
Net income (loss)	$43,444	$9,669	$(2,259)	$1,539	$(1,930)

Net income (loss) per common share—basic	$1.09	$0.29	$(0.07)	$0.05	$(0.06)

Net income (loss) per common share—diluted	$0.86	$0.25	$(0.07)	$0.05	$(0.06)

Shares used in calculating net income (loss) per share—basic	39,695	33,449	32,462	31,878	31,001

Shares used in calculating net income (loss) per share—diluted	50,744	38,470	32,462	33,268	31,001

	December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$73,327	$8,269	$5,327	$12,009	$31,109
Working capital	224,685	117,960	30,323	35,569	35,501
Total assets	397,682	221,973	139,797	84,588	65,510
Long term debt	—	61,163	—	—	—
Redeemable convertible Series A preferred stock	—	24,139	—	—	—
Total stockholders’ equity	268,798	72,848	61,811	63,751	60,462

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

We design, develop and market technology-based educational platforms, related interactive content and stand-alone products for sale to retailers, distributors and schools. Since the founding of our business in 1995, we have grown from a start-up business selling stand-alone educational toys into a company selling multiple platform products and related interactive content, as well as stand-alone products, with total net sales in 2002 of $531.8 million. Our business was started in 1995 by LeapFrog RBT, LLC, which was founded by Michael C. Wood, our Chief Executive Officer and President. In 1997, substantially all the assets and business of LeapFrog RBT were acquired by Knowledge Kids Enterprises, Inc., an affiliate of Knowledge Universe that had no operations prior to that time. In 1998, we acquired the assets of Explore Technologies, Inc., which included the proprietary NearTouch technology that is central to many of our products. In February 2001, we changed our name to LeapFrog Enterprises, Inc.

We operate three business segments, which we refer to as U.S. Consumer, Education and Training and International. In the U.S. Consumer segment, we market and sell our products directly to national and regional mass-market and specialty retailers as well as to other retail stores through sales representatives. Our Education and Training segment targets the school market in the United States, including sales directly to educational institutions, to teacher supply stores and through catalogs aimed at educators. In our International segment, we sell our products outside the United States directly to overseas retailers and through various distribution and strategic arrangements. To date, we have sold our products predominantly through the toy sections of major retailers. For further information regarding our three business segments, see Note 22 to our consolidated financial statements contained elsewhere in this annual report.

Our U.S. Consumer segment is our most developed business, and is subject to significant seasonal influences, with the substantial majority of our sales occurring in the third and fourth quarters. In 2002, this segment represented approximately 86% of our total net sales. Although we are expanding our retail presence by selling our products to bookstores and electronics and office supply stores, the significant majority of our U.S. Consumer sales are to a few large retailers. Sales to Wal-Mart (including Sam’s Club), Toys “R” Us and Target accounted for approximately 69% of our total net sales in 2002 compared to 68% in 2001. At December 31, 2002, Wal-Mart (including Sam’s Club), Toys “R” Us and Target accounted for 33%, 30% and 14%, respectively, of our accounts receivable. In 2002, as part of our U.S. Consumer marketing strategy, we rolled out LeapFrog Learning Center display units in a select number of our national and regional mass-market accounts, allowing us to showcase our family of platforms, related software and stand-alone learning tools in one dedicated area. In 2003 we will complement these display units with new Learning Center navigational signage and new product layouts to help guide shoppers to the appropriate products. Consistent with industry practice, we rely on short-term purchase orders for the sale of our products to retailers. Although we believe net sales for this business segment will grow in the future, we anticipate that this segment’s percentage in net sales will decrease, as our other two segments grow.

We launched our Education and Training and International businesses in 1999 and 2000, respectively, and began accounting for these businesses as separate segments in 2000.

The Education and Training and International segments represented approximately 4% and 10%, respectively, of our total net sales in 2002. We expect net sales from these segments to grow and, in aggregate, to comprise a larger percentage of our total net sales in the future. Net sales in our Education and Training segment increased by 129% from 2001 to 2002, however the segment incurred operating losses of $6.7 million in 2001 and $9.0 million in 2002.

Net sales in our international segment increased 228% from 2001 to 2002. As a result, operating income for the International segment grew from $1.3 million in 2001 to $7.7 million in 2002.

We expect that our gross profit margins in the U.S. Consumer segment will increase slightly due to a continued trend toward higher-margin content sales and lower manufacturing costs. We anticipate that our content sales will represent a growing portion of our net sales. In the future, our total gross profit margins may be increasingly affected by sales in our Education and Training segment, which sales typically have higher gross profit margins, and by net sales in our International segment, which sales typically have lower gross profit margins.

Selling, general and administrative expenses consist primarily of salaries and related employee benefits, legal, marketing expenses, systems costs, rent and office equipment and supplies. Our research and development expenses consist primarily of costs associated with content development, product development and product engineering. Our advertising expenses consist primarily of television advertising, cooperative advertising and in-store displays. Depreciation and amortization expenses consist primarily of depreciation of capitalized website development and content development expenses as well as depreciation of fixed assets, excluding manufacturing tools which are classified in cost of sales.

Critical Accounting Policies, Judgments and Estimates

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. However, some of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue upon shipment of our products provided that there are no significant post-delivery obligations to the customer and collection is reasonably assured, which generally occurs upon shipment, either from our U.S. distribution facility or directly from our third-party manufacturers. Net sales represent gross sales less negotiated price allowances based primarily on volume purchasing levels, estimated returns and allowances for defective products. A small portion of our revenue is deferred and recognized as revenue over an eighteen months period, which is the estimated period of use of the product. We deferred approximately 0.9% and 2.5% of net sales in 2002 and 2001, respectively.

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

We provide estimated allowances for product returns, chargebacks, and defectives on product sales in the same period that we record the related revenue. We estimate our allowances by utilizing historical information for existing products. For new products, we estimate our allowances for product returns on specific terms for product returns and our experience with similar products. In estimating returns, we analyze (i) historical returns and sales patterns, (ii) analysis of credit memo data, (iii) current inventory on hand at customers, (iv) changes in demand, and (v) introduction of new products. We continually assess the historical rates experience and adjust our allowances as appropriate, and consider other known factors. If actual product returns, chargebacks, and defective products are greater than our estimates, additional allowances may be required.

Inventories and Related Allowance For Slow-Moving, Excess and Obsolete Inventory

Inventories are stated at the lower of cost, on a first-in, first-out basis, or market value and are reduced by an allowance for slow-moving, excess and obsolete inventories. Our estimate for slow-moving, excess and obsolete inventories is based on our management’s review of on hand inventories compared to their estimated future usage and demand for our products. If actual future usage and demand for our products are less favorable than those projected by our management, additional inventory write-downs may be required.

Intangible Assets

Intangible assets, including excess purchase price over the cost of net assets acquired, arose from our September 23, 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, and our acquisition of substantially all the assets of Explore Technologies on July 22, 1998. At December 31, 2002, our intangible assets had a net balance of $23.2 million. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires the use of a nonamortization approach to account for goodwill and some other intangible assets. We adopted the pronouncement effective January 1, 2002, and accordingly we no longer amortize goodwill and other indefinite-lived intangible assets. As of December 31, 2002, we had $19.5 million, net, of goodwill and other indefinite-lived intangible assets, which are no longer subject to amortization. At December 31, 2002, we tested our goodwill and other intangible assets for impairment based on a combination of the fair value of the cash flows that the business can be expected to generate in the future, known as the income approach, and the fair value of the business as compared to other similar publicly traded companies, known as the market approach. Based on this assessment we determined that no adjustments were necessary to the stated values.

Website Development, Content Development and Tooling Capitalization

Our management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization. We have capitalized a portion of our website development costs in accordance with Emerging Issues Task Force 00-02, “Accounting for Website Development Costs” guidelines. We capitalized $0.3 million in 2002 compared with $3.1 million in 2001 related to website development costs. We depreciate capitalized website development costs on a straight-line basis over two years. The development work for our current website has been largely completed and we do not anticipate capitalizing further website development costs.

We capitalize the prepublication costs of books as content development costs. Only costs incurred with outside parties are capitalized. In 2002, we capitalized $3.6 million of content development costs, $3.1 million of which pertained to our Education and Training segment. In 2001, we capitalized $5.0 million in content development costs, $3.5 million of which pertained to our Education and Training segment. Prior to 2001, our use of external developers of content was minimal. We depreciate these assets from the time of publication over their estimated useful lives, estimated to be three years, using the sum of years digits method. If the related content is deemed to have a shorter useful life, the remaining balance is written off when the content is no longer used in production.

We capitalize costs related to manufacturing tools developed for our products. We capitalized $5.4 million in 2002 compared with $2.6 million in 2001 related to manufacturing tools. We depreciate these assets on a straight-line basis, in cost of sales, over an estimated useful life of two years. If the related product line or our manufacturing production results in a shorter life than originally expected, we write off the remaining balance when we remove the tool from production.

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

In 2002, Messrs. Wood, Kalinske and Rioux entered into new employment agreements providing for, among other things, acceleration of vesting and extension of the exercise period of their stock options upon the termination of their employment by LeapFrog without cause or by the employee for good reason (as defined in the agreements) or a change in control of LeapFrog during the term of the applicable agreement. Under applicable accounting principles, upon any termination of employment or change in control resulting in such acceleration or extension, we would be required to recognize compensation expense. The amount of any such compensation expense would depend on the number of option shares affected by the acceleration or extension and could be material to our financial results.

Prior to our initial public offering, we granted stock appreciation rights under our Amended and Restated Employee Equity Participation Plan that are measured at each period end against the fair value of the Class A common stock at that time. The resulting difference between periods is recognized as expense at each period-end measurement date based on the vesting of the rights.

In February 2002, we converted 337,500 stock appreciation rights into options to purchase an aggregate of 337,500 shares of Class A common stock. Deferred compensation of $0.9 million related to the unvested portion will be amortized to expense through the third quarter of 2005 as the options vest.

On July 25, 2002, we converted 1,585,580 stock appreciation rights into options to purchase an aggregate of 1,585,580 shares of Class A common stock. The expense related to the conversion of the vested stock appreciation rights was $1.5 million through July 2002 based on vested rights with respect to 192,361 shares of Class A common stock outstanding as of July 25, 2002 at our initial public offering price of $13.00 per share. Our deferred compensation expense in connection with the conversion of 1,310,594 unvested stock appreciation rights held by employees converted to options to purchase 1,310,594 shares of Class A common stock, was $4.0 million. In accordance with generally accepted accounting principles, beginning in the third quarter of 2002 and for the following 16 quarters, we will recognize this expense over the remaining vesting period of the options into which the unvested rights are converted. Deferred compensation related to the unvested portion will be amortized to expense as the options vest. To the extent any of the unvested options are forfeited, our actual expense recognized could be lower than currently anticipated. Concurrently with our initial public offering, we stopped granting stock appreciation rights under the Employee Equity Participation Plan.

Results Of Operations

The following table sets forth selected information concerning our results of operations as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2002	2001	2000
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	48.8	54.0	57.4

Gross Profit	51.2	46.0	42.6
Operating expenses:
Selling, general and administrative	15.2	17.7	20.8
Research and development	10.2	12.2	10.0
Advertising	10.7	9.6	10.2
Depreciation and amortization	1.6	1.3	1.5

Total operating expenses	37.7	40.8	42.6

Income from operations	13.4	5.2	0.1
Interest and other income (expense), net	0.2	(0.6)	(0.5)
Equity losses in investment in affiliate	—	—	(1.0)

Income (loss) before provision for income taxes	13.6	4.6	(1.4)
Provision for income taxes	5.4	1.5	—

Net income (loss)	8.2%	3.1%	(1.4)%

Twelve Months Ended December 31, 2002 Compared Twelve Months Ended December 31, 2001

Net Sales

Net sales increased by $217.6 million, or 69%, from $314.2 million in 2001 to $531.8 million in 2002. Our U.S. Consumer segment’s net sales increased $168.9 million, or 58%, from $289.1 million in 2001 to $458.0 million in 2002. Our Education and Training segment’s net sales increased by $11.3 million, or 129%, from $8.8 million in 2001 to $20.1 million in 2002. Our International segment’s net sales increased by $37.3 million, or 228%, from $16.3 million in 2001 to $53.6 million in 2002.

Net sales for each segment and its percentage of total company net sales were as follows:

	Year Ended December 31,
	2002		2001
Segment	$(1)	% of Total Company Sales	$(1)	% of Total Company Sales
U.S. Consumer	$458.0	86%	$289.1	92%
Education and Training	20.1	4%	8.8	3%
International	53.6	10%	16.3	5%

Total Company	$531.8	100%	$314.2	100%

(1)	In millions.

Our U.S. Consumer segment comprised 86% of total company net sales for the twelve months ended December 31, 2002 and accounted for 78% of the increase in total company net sales from 2001 to 2002. Platform net sales in our U.S. Consumer segment increased 38%, from $149.8 million in 2001 to $207.1 million in 2002. Platform sales, as a percentage of total U.S. Consumer sales, were 45% and 52% in 2002 and 2001, respectively. The increase in net sales from platform products is primarily due to the successful introduction of the Quantum Pad platform, the growth in our My First LeapPad and iQuest platforms, and to the continued success in our LeapPad platform. Software net sales in our U.S. Consumer segment increased 126%, from $61.8 million in 2001 to $139.6 million in 2002. Software sales, as a percentage of total U.S. Consumer sales, were 30% and 21% in 2002 and 2001, respectively. The increase in net sales from software products is primarily due to our LeapPad books, the introduction of Quantum Pad books and the growth in My First LeapPad books and iQuest cartridges. Net sales of standalone products increased 44%, from $77.4 million in 2001 to $111.3 million in 2002. Standalone sales, as a percentage of total U.S. Consumer sales, were 24% and 27% in 2002 and 2001, respectively. The increase in net sales from standalone products is primarily due to the introduction of the LeapStart learning table and the Pretend and Learn shopping cart.

Our Education and Training segment comprised 4% of total company net sales for the twelve months ended December 31, 2002 and accounted for 5% of the increase in total company net sales. We believe the year-over-year 129% increase in net sales for our Education and Training segment was the result of our larger direct sales force and increased brand offerings and awareness.

Our International segment comprised 10% of total company net sales in 2002 and accounted for 17% of the increase in total company net sales from 2001 to 2002. The year-over-year increase of 228% was primarily due to sales into the United Kingdom, Japan and Canada. Sales into the United Kingdom accounted for 33% of the segment’s increase from 2001 to 2002. This increase is primarily due to strong advertising and marketing campaigns and larger shelf space in the major toy retailers. Our sales into Japan accounted for 31% of the segment’s increase in net sales. This increase was primarily the result of our strategic relationships with Benesse Corporation and Sega Toys that commenced in January 2002. In 2003, we modified our relationship with Benesse, and as a result, we expect our sales from Benesse to decrease in 2003, and the overall sales from Japan to be lower for 2003. Our sales into Canada represented 23% of the segment’s increase in net sales. The increase in net sales into Canada was primarily due to our transition from an outside distributor to an internally controlled supply and distribution operation. We expect the net sales of our International segment to increase significantly in 2003 despite lower sales in Japan, due primarily to our direct sales operations in the United Kingdom, Canada and France.

Gross Profit

Gross profit increased by $127.4 million, or 88%, from $144.6 million for the twelve months ended December 31, 2001 to $272.0 million for the same period in 2002. Gross profit as a percentage of net sales increased from 46.0% for the twelve months ended December 31, 2001 to 51.2% for the twelve months ended December 31, 2002. The gross profit in dollars for each segment and the related percentage of segment net sales were as follows:

	Year Ended December 31,
	2002		2001
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales
U.S. Consumer	$237.1	51.8%	$133.2	46.1%
Education and Training	11.6	57.6%	5.6	63.8%
International	23.4	43.6%	5.8	35.4%

Total Company	$272.0	51.2%	$144.6	46.0%

(1)	In millions.

Our U.S. Consumer and International segments experienced significant dollar and percentage increases for 2002 compared to 2001. This improvement was primarily due to lower manufacturing and chip costs and the relatively larger increase in software sales, which have a significantly higher gross margin percentage.

Our Education and Training segment experienced a decrease in gross profit margin in 2002 compared to 2001 primarily due to discounting certain sales to wholesale customers and incentive pricing of new product offerings to establish an installed base.

We have experienced significant gross profit margin increases for the past four years. We anticipate that our gross profit margin will increase further as a result of lower manufacturing costs due to higher purchasing volumes and lower chip costs and the increased mix of higher margin software sales. However, we anticipate the rate of increase for our gross profit margin to be lower in 2003 compared to prior years.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $25.4 million, or 46%, from $55.5 million in 2001 to $80.9 million in 2002. As a percentage of net sales, selling, general and administrative expenses decreased from 17.7% in 2001 to 15.2% in 2002. Selling, general and administrative expenses in dollars for each segment and the related percentage of segment net sales were as follows:

	Year Ended December 31,
	2002		2001
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales
U.S. Consumer	$60.0	13.1%	$44.5	15.4%
Education and Training	13.2	65.3%	8.2	93.3%
International	7.7	14.4%	2.8	16.9%

Total Company	$80.9	15.2%	$55.5	17.7%

(1)	In millions.

All of our three business segments had reductions in selling, general and administrative expenses as a percentage of net sales. This was due primarily to leverage achieved against the strong growth in sales in all segments.

Selling, general and administrative expenses for our U.S. Consumer segment increased $15.5 million or 35% from 2001 to 2002. As a percentage of net sales, this expense decreased from 15.4% in 2001 to 13.1% in 2002. The dollar increase in these expenses was primarily due to an increase in salaries and benefit expenses associated with a larger employee base and higher legal expense. In 2001, a provision for $6.4 million was recorded for the write-off of our accounts receivable from Kmart due to their bankruptcy. In 2002, an additional $0.8 million provision was recorded. Without the effect of the Kmart write-off, selling, general and administrative expenses for our U.S. Consumer segment, as a percentage of net sales, would have been 12.9% and 13.2% for 2002 and 2001, respectively.

Selling, general and administrative expenses for our Education and Training segment increased $4.9 million or 60% from 2001 to 2002. As a percentage of net sales, this expense decreased from 93.3% in 2001 to 65.3% in 2002. The dollar increase in these expenses was primarily due to our substantial investment in our own direct sales force and marketing programs. We anticipate these expenses will continue to increase, but decline as a percentage of sales, as we expand our employee base in an effort to increase our business.

Selling, general and administrative expenses for our International segment increased $5.0 million or 180% from 2001 to 2002. As a percentage of net sales, this expense decreased from 16.9% in 2001 to 14.4% in 2002. The dollar increase in these expenses was largely related to increased personnel and legal set up costs associated with our operations in Canada and Europe.

Research and Development Expenses

Research and development expenses increased by $16.0 million, or 42%, from $38.4 million in 2001 to $54.4 million in 2002. As a percentage of net sales, research and development expenses decreased from 12.2% in 2001 to 10.2% in 2002.

Content development expenses increased by $14.1 million, or 95%, from $15.0 million in 2001 to $29.1 million in 2002. As a percentage of net sales, content development expenses increased from 4.8% in 2001 to 5.5% in 2002. The increase was largely related to the development of an expanded assortment of interactive books, activity sheets, chapter outlines and test questions for use with our existing and new platforms.

We capitalized $3.6 million of content development expense in 2002 as compared to $5.0 million in 2001. This decrease in content development expense capitalization is due to the reduction of the use of outside developers whose costs are capitalized. We had $0.3 million in website development expenses capitalized in 2002 compared to $3.1 million in 2001. The development work for our current website has been largely completed and we do not anticipate capitalizing further website development expenses.

Product development and engineering expenses increased by $1.9 million, or 8%, from $23.4 million in 2001 to $25.3 million in 2002. As a percentage of net sales, product development expenses decreased from 7.5% in 2001 to 4.8% in 2002. The reduction in the percentage of net sales resulted primarily from increased leverage of our technology group based in Los Gatos, California, achieved against strong growth in net sales in all segments. This group performs all hardware and software engineering and all ASIC design for our products.

Research and development expense in dollars for each segment and the related percentage of segment net sales were as follows:

	Year Ended December 31,
	2002		2001
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales
U.S. Consumer	$46.5	10.1%	$33.7	11.6%
Education and Training	5.9	29.5%	4.0	44.9%
International	2.0	3.7%	0.8	4.7%

Total Company	$54.4	10.2%	$38.4	12.2%

(1)	In millions.

The bulk of the increase in research and development expense was in our U.S. Consumer segment, which accounted for 80% of the total increase from 2001 to 2002, and related to increased content development for our platforms and product development design and engineering related to new products to be launched in 2003.

The research and development expenses in our Education and Training segment, which accounted for 12% of the total increase from 2001 to 2002, was due to increased development of content and the LeapTrack assessment system.

The research and development expenses in our International segment, which accounted for 8% of the total increase from 2001 to 2002, was due to expenses associated with the localization of content to foreign cultures.

We anticipate that our overall research and development expenses will continue to increase in dollars, but decrease as a percentage of sales, in the future due to continued increases in content offerings and research and development of new platforms and stand-alone products.

Advertising Expense

Advertising expense increased by $26.6 million, or 88%, from $30.1 million in 2001 to $56.7 million in 2002. As a percentage of net sales, advertising expense increased from 9.6% in 2001 to 10.7% in 2002. Advertising expense in dollars for each segment and the related percentage of segment net sales were as follows:

	Year Ended December 31,
	2002		2001
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales
U.S. Consumer	$50.6	11.0%	$29.1	10.1%
Education and Training	0.2	1.2%	0.1	1.6%
International	5.9	11.0%	0.9	5.4%

Total Company	$56.7	10.7%	$30.1	9.6%

(1)	In millions.

Our U.S. Consumer accounted for 81% of the increase in the advertising expense, primarily related to increases in television advertising and cooperative advertising with our major retailers. The increase in television advertising expense was due to a substantial increase in media time used in an effort to promote our expanded product line and strengthen our brand awareness. Cooperative advertising agreements with our major retailers were expanded in 2002 to increase our advertising exposure to their large customer bases. The increase in our International segment is related primarily to our television and print advertising spending in the United Kingdom, which increased 295% from 2001 to 2002.

We expect advertising expenses to remain relatively flat, as a percentage of net sales, in 2003.

Depreciation and Amortization Expenses (excluding depreciation of tooling and other manufacturing equipment, which is included in cost of sales)

Depreciation and amortization expenses increased by $4.4 million, or 106%, from $4.2 million in 2001, to $8.6 million in 2002. As a percentage of net sales, depreciation and amortization expense increased from 1.3% in 2001 to 1.6% in 2002. Depreciation and amortization expense in dollars for each segment and the related percentage of segment net sales were as follows:

	Year Ended December 31,
	2002		2001
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales
U.S. Consumer	$7.3	1.6%	$4.2	1.4%
Education and Training	1.3	6.5%	0.0	0.0%
International	0.1	0.1%	0.0	0.2%

Total Company	$8.6	1.6%	$4.2	1.3%

(1)	In millions.

Our U.S. Consumer segment increased by $3.1 million or 74% and our Education and Training segment increased by $1.3 million or 100%. The increase in the depreciation and amortization expense is primarily due to having a full year of amortization for our capitalized website and content development costs. 85% of the depreciation and amortization expenses in 2002 have been related to our U.S. Consumer segment, the remaining 15% have been related primarily to the amortization of content development for our Education and Training segment.

Income From Operations

Our income from operations increased by $54.9 million, or 334%, from $16.4 million in 2001 to $71.4 million in 2002. As a percentage of net sales, our income from operations increased from 5.2% in 2001 to 13.4% in 2002. Income from operations in dollars and the related percentage of segment net sales were as follows:

	Year Ended December 31,
	2002		2001
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales
U.S. Consumer	$72.7	15.9%	$21.8	7.5%
Education and Training	(9.0)	(44.9)%	(6.7)	(75.9)%
International	7.7	14.4%	1.3	8.2%

Total Company	$71.4	13.4%	$16.4	5.2%

(1)	In millions.

Income from operations in the U.S. consumer segment increased by $50.9 million, or 234%, from 2001 to 2002. The increase is largely due to strong sales growth and our increased gross profit margins.

Our Education and Training segment experienced an operating loss of $9.0 million compared to an operating loss of $6.7 million in 2001. This increase in operating loss was due primarily to higher operating expenses and lower capitalization of content costs as compared to the prior year. This segment is in the early stage of growth, and our decision to invest in operations, personnel and product development is based on what we believe to be a large opportunity in the U.S. school market. Our international segment increased by $6.4 million or 476% from 2001 to 2002, primarily due to increased sales and gross profit margins.

Other

Net interest and other (expense) income increased by $2.9 million from an expense of $2.0 million in 2001 to an income of $0.9 million in 2002. This increase resulted from a decline in interest expense due to lower average borrowings and lower average interest rates in 2002, and the favorable impact of an unrealized gain related to the translation of foreign subsidiaries intercompany loan balances.

Our effective tax rate was 40% and 33% in 2002 and 2001, respectively. The 2001 effective tax rate was impacted by the complete reversal of a deferred tax valuation allowance. We anticipate that our effective tax rate for 2003 will be approximately 37%.

Net Income (Loss)

Net income increased by $33.7 million, or 350%, from $9.7 million in 2001 to $43.4 million in 2002.

Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

Net Sales

Net sales increased by $154.1 million, or 96%, from $160.1 million in 2000 to $314.2 million in 2001. Net sales in dollars for each segment and the related percentage of segment net sales were as follows:

	Year Ended December 31,
	2001		2000
Segment	$(1)	% of Total Company Sales	$(1)	% of Total Company Sales
U.S. Consumer	$289.1	92%	$146.8	92%
Education and Training	8.8	3%	4.4	3%
International	16.3	5%	8.9	5%

Total Company	$314.2	100%	$160.1	100%

(1)	In millions.

The growth in our net sales was primarily attributable to our U.S. Consumer segment, which accounted for $142.3 million, or 92%, of the increase. Our U.S. Consumer segment’s net sales increased from $146.8 million in 2000 to $289.1 million in 2001, driven primarily by increased sales of our LeapPad platforms and related interactive books and accessories, which accounted for approximately $98.0 million, or approximately 69%, of the segment’s increase. Our Turbo Twist handhelds accounted for approximately $10.5 million, or approximately 7%, of the segment’s increase. The launch of the Imagination Desk and My First LeapPad platforms and several new infant and toddler products accounted for the balance of the increase in U.S. Consumer net sales. In our U.S. Consumer segment, net sales relating to platforms increased from approximately $58.3 million in 2000 to approximately $152.4 million in 2001, or approximately 52.8% of total net sales in our U.S. Consumer segment. Net sales relating to content increased from approximately $13.9 million in 2000 to approximately $57.8 million in 2001, or approximately 20.0% of total net sales in our U.S. Consumer segment. Our Education and Training segment’s net sales were $8.8 million in 2001, up $4.4 million, or 99.9%, from net sales of $4.4 million in 2000. The increase in net sales of our Education and Training segment was primarily due to increased sales of Literacy Centers into classrooms. Our International segment’s net sales were $16.3 million in 2001, up $7.4 million, or 83%, from net sales of $8.9 million in 2000, with increased sales in the United Kingdom representing 57% of the increase

Gross Profit

Gross profit increased by $76.4 million, or 112%, from $68.3 million in 2000 to $144.6 million in 2001. Gross profit as a percent of net sales, or gross profit margin, increased from 42.6% in 2000 to 46.0% in 2001. The gross profit in dollars for each segment and the related percentage of segment net sales were as follows:

	Year Ended December 31,
	2001		2000
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales
U.S. Consumer	$133.2	46.1%	$61.6	41.9%
Education and Training	5.6	63.8%	3.0	67.5%
International	5.8	35.4%	3.7	41.8%

Total Company	$144.6	46.0%	$68.3	42.6%

(1)	In millions.

The gross profit margin of our U.S. Consumer segment, which accounted for all of our total company year-to-year increase in gross profit dollars, increased from 41.9% in 2000 to 46.1% in 2001. Our improvement in gross profit margin in the U.S. Consumer Segment was due primarily to lower manufacturing costs, including lower integrated circuit, or chip, costs, and reduced inbound transportation costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $22.2 million, or 67%, from $33.3 million in 2000 to $55.5 million in 2001. As a percentage of net sales, selling, general and administrative expenses decreased from 20.8% in 2000 to 17.7% in 2001. The selling, general and administrative expenses in dollars for each segment and the related percentage of segment net sales were as follows:

	Year Ended December 31,
	2001		2000
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales
U.S. Consumer	$44.5	15.4%	$27.9	19.0%
Education and Training	8.2	93.3%	4.3	98.5%
International	2.8	16.9%	1.1	11.7%

Total Company	$55.5	17.7%	$33.3	20.8%

(1)	In millions.

The growth in 2001 selling, general and administrative expenses over 2000 was related primarily to a $9.3 million increase in salaries, benefits, temporary employees and recruiting expense associated with an increase in headcount. Allowances related to accounts receivable increased primarily due to our write-off of $6.4 million of our account receivable balance from Kmart related to Kmart’s January 2002 bankruptcy filing. Information technology and professional fees increased by $3.4 million, primarily as a result of the conversion of our main financial systems to Oracle software and other enhancements of our information technology infrastructure.

Research and Development Expenses

Research and development expenses increased by $22.3 million, or 139%, from $16.0 million in 2000 to $38.4 million in 2001. As a percentage of net sales, research and development expenses rose from 10.0% in 2000 to 12.2% in 2001. Research and development expense in dollars for each segment and the related percentage of segment net sales were as follows:

	Year Ended December 31,
	2001		2000
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales
U.S. Consumer	$33.7	11.6%	$14.3	9.7%
Education and Training	4.0	44.9%	1.7	39.5%
International	0.8	4.7%	0.0	0.0%

Total Company	$38.4	12.2%	$16.0	10.0%

(1)	In millions.

Content development expense increased by $11.4 million, or 321%, from $3.6 million, or 2.2% of net sales, in 2000 to $15.0 million, or 4.8% of net sales, in 2001. The increase in content development expense was largely related to the development of an increased number of interactive books, activity sheets, chapter outlines and test questions for our existing LeapPad and Turbo Twist platforms, as well as for our newly developed Imagination Desk and iQuest platforms. In 2000, we only developed interactive books for our LeapPad platform and other content for our Turbo Twist platform. Our product development and engineering expenses increased by $10.9 million, or 87.8%, from $12.5 million, or 7.8% of net sales in 2000, to $23.4 million, or 7.5% of net sales in 2001. The reduction in the percentage of net sales represented by these expenses resulted primarily from increased leverage of our technology group based in Los Gatos, California achieved against strong sales growth. This group performs all hardware and software engineering and all ASIC design for our products. Included in research and development expense in 2001 is $1.9 million of research expense related to the funding of Ubiquity LLC. This indirect, wholly owned subsidiary was formed to explore magazine publishing applications of our NearTouch technology. In February 2001, we decided to cease those operations to focus on our core business.

Advertising Expense

Advertising expense increased by $13.8 million, or 84%, from $16.4 million in 2000 to $30.1 million in 2001, with 98% of this increase being attributable to our U.S. Consumer segment. As a percentage of net sales, advertising expense was 9.6% in 2001, compared to 10.2% in 2000. Increased television and print advertising accounted for 68% of the total dollar increase. The balance of the advertising increase is due to increased spending on cooperative, or co-op, advertising and increased displays expense. Advertising expense in dollars for each segment and the related percentage of segment net sales were as follows:

	Year Ended December 31,
	2001		2000
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales
U.S. Consumer	$29.1	10.1%	$15.6	10.6%
Education and Training	0.1	1.6%	0.1	2.3%
International	0.9	5.4%	0.6	7.2%

Total Company	$30.1	9.6%	$16.4	10.2%

(1)	In millions.

Depreciation and Amortization Expenses (excluding depreciation of tooling and other manufacturing equipment, which is included in cost of sales)

Depreciation and amortization expense in dollars for each segment and the related percentage of segment net sales were as follows:

	Year Ended December 31,
	2001		2000
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales
U.S. Consumer	$4.2	1.4%	$2.4	1.7%
Education and Training	0.0	0.0%	0.0	0.0%
International	0.0	0.2%	0.0	0.2%

Total Company	$4.2	1.3%	$2.5	1.5%

(1)	In millions.

Depreciation and amortization expenses increased by $1.7 million, or 70%, from $2.5 million in 2000 to $4.2 million in 2001, primarily due to the amortization of capitalized website development costs and increases in our total property and equipment relating to our growth. Through 2001, virtually all depreciation and amortization expense related to our U.S. Consumer segment. This content capitalized for our Education and Training segment had not yet been placed into service by December 31, 2001, and the related depreciation had not commenced.

Income (Loss) From Operations

Income from operations increased by $16.3 million from $0.1 million in 2000 to $16.4 million in 2001. Income (loss) from operations in dollars for each segment and the related percentage of segment net sales were as follows:

	Year Ended December 31,
	2001		2000
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales
U.S. Consumer	$21.8	7.5%	$1.3	0.9%
Education and Training	(6.7)	(75.9)%	(3.2)	(72.8)%
International	1.3	8.2%	2.0	22.6%

Total Company	$16.4	5.2%	$0.1	0.1%

(1)	In millions.

Our U.S. Consumer segment experienced substantial growth in operating income from $1.3 million in 2000 to $21.8 million in 2001, due to strong sales growth, increased grow profit margins and favorable expense leverage. Our Education and Training segment experienced an increased operating loss due primarily to increased operating expenses. This segment is in the early stage of growth and our decision to invest in human infrastructure and products is based on what we believe to be a large opportunity in the U.S. school market. Our International segment’s operating profit was lower in 2001 due to building out the U.K. direct sales channel.

Other

Net interest expense increased by $1.8 million, from $0.4 million in 2000 to $2.3 million in 2001. The increase related to higher average borrowings on our long-term credit facility, partially offset by lower average interest rates in 2001 than in 2000.

Our effective tax rate was 33% in 2001 as compared to a zero tax rate in 2000, when we had a net loss before income taxes. The effective tax rate was impacted by the reversal of the deferred tax valuation allowance and by our achieving pre-tax earnings.

Net Income (Loss)

In 2000, we incurred a net loss of $2.3 million, or 1.4% of net sales. In 2001, we achieved net income of $9.7 million, or 3.1% of net sales.

Seasonality and Quarterly Results Of Operations

Our business is subject to significant seasonal fluctuations. The substantial majority of our net sales and all of our net income are realized during the third and fourth calendar quarters. In addition, our quarterly results of operations have fluctuated significantly in the past, and can be expected to continue to fluctuate significantly in the future, as a result of many factors, including: seasonal influences on our sales, such as the holiday shopping season and back-to-school purchasing; unpredictable consumer preferences and spending trends; the need to increase inventories in advance of our primary selling season; and timing of introductions of new products. For a discussion of these and other factors affecting seasonality, see “— Our business is seasonal, and therefore our annual operating results will depend, in large part, on sales relating to the brief holiday season;” and “— Our quarterly operating results are susceptible to fluctuations that could cause our stock price to decline.”

The following table sets forth selected unaudited quarterly statement of operations information for 2001 and 2002. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown. Historically, we have been profitable in our third and fourth quarters and unprofitable in our first and second quarters. We expect that we will continue to incur losses during the first and second quarters of each year for the foreseeable future. Because of the seasonality of our business and other factors, results for any interim period are not necessarily indicative of the results that may be achieved for the full fiscal year.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(In thousands)
2002
Net sales	$57,980	$43,218	$182,127	$248,447	$531,772
Gross profit	27,416	21,245	95,750	127,621	272,032
Income (loss) from operations	(8,073)	(12,555)	44,378	47,601	71,351
Net income (loss)	(5,059)	(7,541)	26,683	29,361	43,444
Net income (loss) per common share—basic	$(0.15)	$(0.22)	$0.65	$0.59	$1.09

Net income (loss) per common share—diluted	$(0.15)	$(0.22)	$0.50	$0.50	$0.86

2001
Net sales	$21,984	$26,462	$112,382	$153,415	$314,243
Gross profit	9,036	10,726	53,339	71,544	144,645
Income (loss) from operations	(14,319)	(12,067)	23,529	19,292	16,435
Net income (loss	(8,535)	(7,401)	14,087	11,518	9,669
Net income (loss) per common share—basic	$(0.26)	$(0.22)	$0.42	$0.34	$0.29

Net income (loss) per common share—diluted	$(0.26)	$(0.22)	$0.37	$0.27	$0.25

Certain reclassifications have been made to be in conformity with the presentation of the annual financial statements.

Liquidity and Capital Resources

Net cash provided by operating activities was $22.5 million in 2002 compared to net cash used in operating activities of $35.3 million in 2001. This was our first year with positive cash flow from operations and it was due primarily to an increase of $33.8 million in net income from 2001 to 2002. Net cash used in operating activities was $29.7 million in 2000. Year-end net accounts receivable increased to $169.7 million in 2002 from $115.5 million in 2001 and $54.2 million in 2000 due to increased net sales year over year and the concentration of sales at year end due to the holiday selling season. Based on the same factors, we anticipate that the trend of increasing year-end net accounts receivable will continue in 2003. Our year-end allowances related to accounts receivable were $16.4 million in 2002, $9.9 million in 2001 and $11.4 million in 2000.

Net cash used in investing activities was $15.1 million in 2002 compared to $14.6 million in 2001 and $9.4 million in 2000. The primary components of the net cash used in investing activities for 2002, 2001 and 2000 were purchases of property and equipment used in the ordinary course of our business.

We typically commit to inventory production, content development and advertising expenditures prior to the peak third and fourth quarter retail selling season. In addition, our accounts receivable balance typically peaks in the third and fourth quarters, and most of these accounts receivable are not due for payment until the fourth quarter or the subsequent year.

Prior to our initial public offering of Class A common stock, we relied on our long term secured credit facility with Foothill Capital Corporation to fund our operations. On July 30, 2002, upon completion of our initial public offering we repaid the entire outstanding balance of $34.1 million under this credit facility. This facility generally provided for prepayment penalties, but included an exclusion from the prepayment penalties if repayment occurred after July 10, 2002 with proceeds from an initial public offering. On October 28, 2002, we formally terminated this facility.

On December 31, 2002, we entered into a $30.0 million three year unsecured senior credit facility, with an option to increase the facility to $50.0 million, for working capital purposes. The agreement requires that we comply with certain financial covenants, including the maintenance of a minimum quick ratio on a quarterly basis and a minimum level of EBITDA on a rolling quarterly basis. We were in compliance with these covenants at December 31, 2002. The level of a certain financial ratio maintained by us determines interest rates on borrowings. The interest rate will be between prime and prime plus 0.25% or LIBOR plus 1.25% and LIBOR plus 2.00%.

At December 31, 2002 and 2001, we had outstanding letters of credit of $1.4 million and $2.7 million, respectively. At December 31, 2002, $29.8 million of unused borrowings was available to us.

The following table summarizes our outstanding long-term contractual obligations at December 31, 2002, and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Total	< 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In thousands)
Operating Leases	$9,690	$2,948	$5,784	$958	$—
Royalty Guarantees	$1,005	$847	$148	$10	$—

Total	$10,695	$3,795	$5,932	$968	$—

We estimate that our capital expenditures for 2003 will be between $15.0 million and $20.0 million, as compared to $14.8 million in 2002, $13.6 million in 2001 and $8.9 million in 2000. The increase in our 2003 estimate over 2002 is primarily related to increased capitalization of externally developed content for our platforms and manufacturing tools related to increased production levels and new product designs. We review our capital expenditure program periodically and modify it as required to meet current business needs.

We conduct our corporate operations from leased facilities and lease some equipment under operating leases. Generally, these have initial lease periods of three to ten years and contain provisions for renewal options of five years at market rates.

We believe the cash raised from our initial public offering, future seasonal borrowings, if any, and anticipated cash flow from operations will be sufficient to meet our working capital and capital requirements through 2004.

Related Party Transactions

We extended loans to four of our current executive officers for the purpose of purchasing stock from us and paying associated expenses. The loans were evidenced by full recourse promissory notes bearing interest at an annual rate of 6.62% and were due on the earlier of (1) December 31, 2006 or (2) ten days following the later of an initial public offering or the expiration of the applicable lock-up period. The notes were secured by the shares of Class A common stock issued in exchange for the notes. The amount of these promissory notes exceeded the purchase price of the underlying stock by an amount necessary to cover the estimated income taxes payable by the executive officer in connection with the stock purchases. We received promissory notes from the following executive officers:

Name of Debtor	Date of Promissory Note	Shares of Class A Common Stock Held By Us As Security	Principal Amount of Note
Michael C. Wood	June 30, 2000	609,756	$1,756,097
Robert W. Lally	July 5, 2000	304,878	$878,049
Timothy M. Bender	July 6, 2000	152,440	$439,027
L. James Marggraff	August 1, 2000	235,285	$677,621

Each of these promissory notes was paid in full in January 2003, and as of March 11, 2003, none of the executive officers listed above was indebted to us.

As of March 11, 2003, Knowledge Universe and its affiliates beneficially owned 31,636,962 shares of our Class B common stock, which represents approximately 87% of the combined voting power of our Class A common stock and Class B common stock. For more information, see “—Risk Factors That May Affect Our Results and Stock Price — Knowledge Universe, L.L.C., which is jointly controlled by Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken, controls all stockholder voting power as well as our board of directors.”

We are currently a subsidiary of Knowledge Universe. Beginning in June 2000, we established a line of credit with Knowledge Universe Capital Co. LLC, an affiliate of Knowledge Universe. The line of credit was evidenced by a total of six promissory notes dated June 21, 2000, July 20, 2000, July 27, 2000, August 8, 2000, August 22, 2000 and September 13, 2000, with principal balances of $3.0 million, $2.0 million, $3.0 million, $5.0 million, $2.5 million and $7.0 million, respectively. Each promissory note bore interest at an annual rate of 10.0% through September 21, 2000 and 12.0% thereafter. In April 2001, we repaid the promissory notes in full.

In August 1999, we purchased a 19.9% ownership interest in Knowledge Kids Media Group, Inc., an affiliate of Knowledge Universe, for $2.0 million. Knowledge Universe indirectly owns 80.1% of Knowledge Kids Media Group. Knowledge Kids Media Group owns substantially all of the voting power of Knowledge Kids Network, Inc. Sarina D. Simon, a member of our board of directors, is Chief Executive Officer of Knowledge Kids Media Group and Knowledge Kids Network. In 1999 and 2000, we wrote off our entire investment in Knowledge Kids Media Group. We have no obligation to provide additional funding to Knowledge Kids Media Group, and we are not responsible for the repayment of any of the existing or future liabilities of the company.

In April 2000, Ubiquity LLC was formed as a subsidiary of NT2 LLC, an affiliate, and was formed to explore magazine publishing applications of our NearTouch technology. Ubiquity was approximately 15% owned by us and 85% owned by NT2. NT2 was owned by Knowledge Universe. Ubiquity obtained an exclusive license to use our NearTouch technology. In turn, Ubiquity granted a cross license to us to use certain of Ubiquity’s inventions related to improvements and use the technology in areas outside of the educational toy business.

We committed to lend Ubiquity up to $5.0 million pursuant to the terms of a three-year promissory note. We were obligated to fund the losses of Ubiquity and were the sole source of financing in 2000 for Ubiquity. In February 2001, Ubiquity discontinued its efforts to pursue uses of the technology outside of educational toys. In consideration of, among other things, Knowledge Kids, L.L.C. being released from any commitment to invest in NT2 or Ubiquity, Knowledge Kids executed a quitclaim effective as of January 2001, by which it abandoned and quitclaimed to us all of Knowledge Kids’ title and interest in and to NT2 and Ubiquity. Since Knowledge Kids was the only other entity that held equity interests in NT2 or Ubiquity, NT2 became our wholly owned subsidiary and Ubiquity became our indirect wholly owned subsidiary upon the execution of the quitclaim by Knowledge Kids. As we provided the financing for the development efforts of Ubiquity, the funded amounts totaling $1.9 million in 2001 and $1.8 million in 2000 have been classified as research and development in the accompanying statement of operations.

For federal income tax purposes we file a separate federal income tax return. Due to our status as part of a related taxpayer controlled group with Knowledge Universe, Inc., certain tax benefits are limited. Since 1998, we and certain other Knowledge Universe affiliates have filed combined state income tax returns in California and other states in which we have been deemed to constitute a “unitary” group of taxpayers under applicable state laws. In July 2002, we entered into a tax sharing agreement with Knowledge Universe, Inc. with respect to certain state tax matters. In accordance with the agreement, we pay Knowledge Universe, Inc. amounts equal to what our liability would have been if we had been a stand-alone taxpayer. The liabilities computed under the tax sharing agreement for 2002, 2001, and 2000 and prior years, were $2.5 million, $1.1 million, and $0.3 million, respectively. As of December 31, 2002, we had a payable to Knowledge Universe, Inc. of approximately $3.6 million related to the tax sharing agreement. See “Consolidated Financial Statements—Note 13. Income Taxes.”

The law firm of Maron & Sandler served as our primary outside general counsel from August, 1997 through July 2002 and they continue to provide legal services to us. Maron & Sandler is the transfer agent for our Class B common stock. Stanley E. Maron, our corporate secretary and a member of the Board, is a partner of Maron & Sandler. In 2002, 2001 and 2000, we paid Maron & Sandler $320,000, $222,000 and $131,000, respectively, for legal services rendered to us. In addition, Mr. Maron and other attorneys of Maron & Sandler hold interests in an entity that holds non-voting units of a limited liability company that holds an equity interest in Knowledge Universe. These non-voting units amount to a less than 1% economic interest in Knowledge Universe.

In 2002, 2001 and 2000 we purchased software products and support services from Oracle Corporation totaling $280,000, $137,000 and $62,000, respectively. Lawrence J. Ellison, the Chairman and Chief Executive Officer of Oracle Corporation, may be deemed to have or share the power to direct the voting and disposition, and therefore to have beneficial ownership, of any shares of our capital stock owned directly or indirectly by Knowledge Universe. Jeffrey Berg, a member of our board of directors, serves on the board of directors of Oracle Corporation.

Knowledge Universe IT, an affiliate of Knowledge Universe, provided information management services to us. In 2002, 2001, and 2000, $0, $83,000 and $52,000, respectively, was incurred by us for services provided by Knowledge Universe IT.

Affinity Squared, Inc., an affiliate of Knowledge Universe, provides health and welfare plan administration services to us. In 2002, 2001 and 2000, $267,000, $414,400 and $0, respectively, was incurred by us for services provided by Affinity Squared, Inc.

In August 2000, we entered into a cross-marketing agreement with Knowledge Kids Network, in which we have an indirect minority ownership interest. Knowledge Kids Network is an affiliate of Knowledge Universe. Under this agreement, we agreed to insert promotional materials of and references for Knowledge Kids Network in its product packages, promotional advertisements and website in exchange for various placements on and referrals from Knowledge Kids Network’s KidsEdge.com website. No value was recognized from the advertising barter transaction, as the fair value of the advertising surrendered in the transaction was not determinable. Historically, we have not entered into such transactions for cash or other consideration.

In March 2001, we entered into an agreement with Knowledge Kids Network, in which Knowledge Kids Network, an affiliate of Knowledge Universe, agreed to develop content and provide technical services in connection with LeapPad interactive books. We incurred $658,000 and $1,371,000 in 2002 and 2001, respectively, in expenses for services from Knowledge Kids Network.

In March 2001, we sold 2,000,000 shares of our Series A preferred stock for an aggregate consideration of $25 million to CSC LF Holdings, LLC, Publishing and Broadcasting International Ltd. and Windsor Digital Studio LLC. In connection with this sale, we entered into an Amended and Restated Stockholders Agreement with these purchasers, Knowledge Kids, L.L.C., an affiliate of Knowledge Universe, FrogPond, Michael C. Wood, our President and Chief Executive Officer, and Explore Technologies, a holder of our Class A common stock. This agreement was amended and restated in July 2002. Under the agreement, CSC, Publishing and Broadcasting International, Windsor Digital Studio, Knowledge Kids, Knowledge Universe Learning Group, LLC, Knowledge Universe II LLC and FrogPond had the right to purchase their pro rata share of any of our future equity offerings, except shares issued in connection with our initial public offering and other underwritten public offerings, options or other employee equity incentives, exercises of options or warrants or any merger or acquisition. CSC, Publishing and Broadcasting International and Windsor Digital Studio also had the right to sell alongside holders of Class A common stock and Class B common stock in any transaction where a majority of stock or voting power changes hands, or if Knowledge Universe or its affiliates sell a majority of the Class B common stock then held by them. The parties to the agreement also agreed to elect to our board of directors a representative designated by CSC. However, CSC has not designated a representative to serve on our board of directors, and in July 2002, CSC waived its right to do so. Pursuant to the agreement all of the foregoing rights were terminated in 2002 as our Class A common stock maintained a minimum closing price of $18.75 for 30 consecutive trading days and the aggregate value of all outstanding freely tradable Class A common stock held by non-affiliates equals or exceeds $100 million, and the Series A preferred stock was automatically converted into Class A common stock on November 21, 2002. The agreement also grants registration rights to CSC, Publishing and Broadcasting International, Windsor Digital Studio, Knowledge Kids, FrogPond, Explore Holdings LLC, which is the successor to Explore Technologies, and Michael C. Wood. Knowledge Universe Learning Group and Knowledge Universe II, affiliates of Knowledge Universe, became parties to the agreement in connection with the transfer of 6,000,000 shares and 15,901,207 shares of Class B common stock, respectively, from Knowledge Kids on December 29, 2001 and February 19, 2002.

At our request, the underwriters of our initial public offering allowed us to sell at our initial public offering approximately 500,000 shares of our Class A common stock at the initial public offering price to persons who were directors, officers or employees, or who were otherwise associated with us, through a directed shares program. Paul A. Rioux purchased 500 shares of our Class A common stock and Stewart A. Resnick purchased 89,330 shares of our Class A common stock through the directed share program, and were the only two executive officers and directors who participated in the program.

Recent Accounting Pronouncements

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, SFAS 148. SFAS amends FASB Statement No. 123, Accounting for Stock-Based Compensation, SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require more prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, Interim Financial Reporting (“APB 28”) to require disclosure about the net income effects in interim financial information. The provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002. The disclosure provisions of this statement have been included in our 2002 financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others, FIN 45. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, FIN 46. The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities by requiring the variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Variable interests held in the same entity by a related party will be treated as the company’s own interest in the determination of when consolidation is required. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. We are currently evaluating the provisions of FIN 46 and will adopt this Interpretation in the first quarter of fiscal year 2003.

Risk Factors That May Affect Our Results and Stock Price

Our business and our stock price are subject to many risks and uncertainties that may affect our future financial performance. Some of the risks and uncertainties that may cause our operating results to vary or that may materially and adversely affect our operating results are as follows:

If we fail to predict consumer preferences and trends accurately, develop and introduce new products rapidly or enhance and extend our existing core products, our sales will suffer.

Sales of our platforms, related content and stand-alone products typically have grown in the periods following initial introduction, but we expect sales of specific products to decrease as they mature. The introduction of new products and the enhancement and extension of existing products, through the introduction of additional content or by other means, are critical to our future sales growth. The successful development of new products and the enhancement and extension of our current products will require us to anticipate the needs and preferences of consumers and educators and to forecast market and technological trends accurately. Consumer preferences, and particularly children’s preferences, are continuously changing and are difficult to predict. In addition, educational curricula change as states adopt new standards. The development of new interactive learning products requires high levels of innovation and this process can be lengthy and costly. To remain competitive, we must continue to develop enhancements of our NearTouch, Mind Station and other technologies successfully. By the end of 2003, we intend to introduce a significant number of new platforms, stand-alone products and interactive books and other content for each of our three business segments. We cannot assure you that these or other future products will be introduced or, if introduced, will be successful. The failure to enhance and extend our existing products or to develop and introduce new products that achieve and sustain market acceptance and produce acceptable margins would harm our business and operating results.

Our business is seasonal, and therefore our annual operating results will depend, in large part, on sales relating to the brief holiday season.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, causing the substantial majority of our sales to U.S. retailers to occur during the third and fourth quarters. In 2002, approximately 81% of our total net sales occurred during this period. This percentage of total sales may increase as retailers become more efficient in their control of inventory levels through just-in-time inventory management systems. Generally, retailers time their orders so that suppliers like us will fill the orders closer to the time of purchase by consumers, thereby reducing their need to maintain larger on-hand inventories throughout the year to meet demand. While these techniques reduce retailers’ investments in their inventory, they increase pressure on suppliers to fill orders promptly and shift a significant portion of inventory risk and carrying costs to suppliers like us. The logistics of supplying more product within shorter time periods will increase the risk that we fail to meet tight shipping schedules, which could damage our relationships with retailers, increase our shipping costs or cause sales opportunities to be delayed or lost. The seasonal pattern of sales in the retail channel requires significant use of our working capital to manufacture and carry inventory in anticipation of the holiday season, as well as early and accurate forecasting of holiday sales. Failure to predict accurately and respond appropriately to consumer demand on a timely basis to meet seasonal fluctuations, or any disruption of consumer buying habits during this key period, would harm our business and operating results.

Our quarterly operating results are susceptible to fluctuations that could cause our stock price to decline.

Historically, our quarterly operating results have fluctuated significantly. For example, our net income (loss) for the first through fourth quarters of 2001 were $(8.5) million, $(7.4) million, $14.1 million and $11.5 million. Our net income (loss) for the first through fourth quarters of 2002 were $(5.1) million, $(7.5) million, $26.7 million and $29.4 million. We expect these fluctuations to continue for a number of reasons, including:

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

Our LeapPad platform and related interactive books accounted for approximately 48% of our net sales in 2002. No other product line, together with its related content, accounted for more than approximately 10% of our net sales in 2002. A significant portion of our future sales will depend on the continued commercial success of our LeapPad platform and related interactive books. If the sales for our LeapPad platform are below expected sales or if sales of our LeapPad interactive books do not grow as we anticipate, sales of our other products may not be able to compensate for these shortfalls and our overall sales would suffer.

Our business depends on three retailers that together accounted for approximately 69% of our net sales in 2002, and our dependence upon a small group of retailers may increase.

In 2002, Wal-Mart (including Sam’s Club), Toys “R” Us, and Target accounted in the aggregate for approximately 69% of our net sales. We expect that a small number of large retailers will continue to account for a significant majority of our sales and that our sales to these retailers may increase as a percentage of our total sales. At December 31, 2002, Wal-Mart (including Sam’s Club) accounted for approximately 33% of our accounts receivable and Toys “R” Us accounted for approximately 30% of our accounts receivable. If any of these retailers experience significant financial difficulty in the future or otherwise fail to satisfy their accounts payable, our allowance for doubtful accounts receivable could be insufficient. If any of these retailers reduce their purchases from us, change the terms on which we conduct business with them or experience a future downturn in their business, our business and operating results could be harmed.

Our products are shipped from China and any disruption of shipping could harm our business.

We rely on four contract ocean carriers to ship virtually all of the products that we import to our primary distribution centers in California. Retailers that take delivery of our products in China rely on a variety of carriers to import those products. Any disruption or slowdown of service on importation of products caused by labor strikes, other labor disputes, terrorism, international incidents, lack of available shipping containers or otherwise could significantly harm our business and reputation. For example, in 2002, a key collective bargaining agreement between the Pacific Maritime Association and the International Longshore and Warehouse Union affecting shipping of products to the Western United States, including our products, expired on September 1, 2002 and, after a temporary extension, resulted in an eleven-day cessation of work at West Coast docks. This cessation of work cost us approximately $3.0 million in additional freight expenses. Although the Pacific Maritime Association and International Longshore and Warehouse Union have entered into a new collective bargaining agreement, any further disruption or slowdown of service on importation of products caused by labor disputes, terrorism, international incidents, lack of available shipping containers or otherwise could significantly harm our business and reputation.

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

•	our ability to demonstrate to teachers and other key educational institution decision-makers the usefulness of our products to supplement traditional teaching practices;

•	the willingness of teachers, administrators, parents and students to use products in a classroom setting from a company that may be perceived as a toy manufacturer;

•	the effectiveness of our sales force, particularly since we rely on independent sales representatives;

•	the availability of state and federal government funding, which may be severely limited due to budget shortfalls currently faced by many states and the federal government, to defray, subsidize or pay for the costs of our products; and

•	our ability to demonstrate that our products improve academic performance.

If we cannot increase market acceptance of our SchoolHouse division’s supplemental educational products, including our LeapTrack assessment system introduced in Fall 2002, the division may not become profitable and our future sales could suffer. As of December 31, 2002, we had capitalized $3.2 million of our content development costs relating to our SchoolHouse division. In addition, we expect to capitalize approximately $0.9 million in the first quarter of 2003. If the SchoolHouse division does not become profitable, we may have to write off some or all of these capitalized costs, which could significantly harm our operating results.

Our planned expansion into international markets may not succeed and our future operating results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

We have limited experience with sales operations outside the United States. In January 2000, we expanded beyond the use of international distributors to sell our products and started selling our products directly to retailers in the United Kingdom. We began selling directly to retailers in Canada in June 2002, and we began selling directly to retailers in France in July 2002. We derived approximately 10% of our net sales from outside the United States in 2002 and 5% in 2001. We intend to increase our international sales through additional overseas offices to develop further our direct sales efforts, distributor relationships and strategic relationships with companies with operations outside of the United States, such as Benesse Corporation and Sega Toys in Japan. However, these and other efforts may not help increase sales of our products outside the United States. Our business is, and will increasingly be, subject to risks associated with conducting business internationally, including:

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

In the course of our business, we periodically receive claims of infringement or otherwise become aware of potentially relevant patents, copyrights, trademarks or other intellectual property rights held by other parties. Upon receipt of this type of communication, we evaluate the validity and applicability of allegations of infringement of intellectual property rights to determine whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies or trademarks or other proprietary matters in or on our products. Any dispute or litigation regarding patents, copyrights, trademarks or other intellectual property rights, regardless of its outcome, may be costly and time-consuming, and may divert our management and key personnel from our business operations. If we, our distributors or our manufacturers are adjudged to be infringing the intellectual property rights of any third party, we or they may be required to obtain a license to use those rights, which may not be obtainable on reasonable terms, if at all. We also may be subject to significant damages or injunctions against the development and sale of some or all of our products or against the use of a trademark in the sale of some or all of our products. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all the liability that could be imposed. We may presently be unaware of intellectual property rights of others that may cover some or all of our technology or products. We will continue to be subject to infringement claims as we increase the number and type of products we offer, as the number of products, services and competitors in our markets grow, as we enter new markets and as our products receive more attention and publicity. See “Item 3—Legal Proceedings” in this report for a discussion of intellectual property infringement suits in which we are currently involved. These suits include a suit filed by Technology Innovations, LLC alleging that our LeapPad platform, My First LeapPad platform and other products infringe one of its patents, and a suit filed by General Creation LLC alleging that our LeapPad platforms infringe one of their patents. If we fail to be successful in these lawsuits, it could require us to stop selling our LeapPad and other platforms and to pay damages.

Our intellectual property rights may not prevent our competitors from using our technologies or similar technologies to develop competing products, which could weaken our competitive position and harm our operating results.

Our success depends in large part on our proprietary technologies which are used in our My First LeapPad, LeapPad and Quantum Pad platforms, as well as our Explorer interactive globe series. We rely, and plan to continue to rely, on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with selected parties with whom we conduct business to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our intellectual property or deter independent third-party development of similar technologies. For example, we are aware that products very similar to ours have been produced in China, and we have written a letter to the developer of the product advising that we will not tolerate infringement of our intellectual property rights. However, we may not be able to enforce our intellectual property rights, if any, in China or other countries where such product may be manufactured or sold. Monitoring the unauthorized use of our proprietary technology and trademarks is costly, and any dispute or other litigation, regardless of outcome, may be costly and time-consuming and may divert our management and key personnel from our business operations. The steps we have taken may not prevent unauthorized use of our proprietary technology or trademarks, particularly in foreign countries where we do not hold patents or trademarks or where the laws may not protect our proprietary rights and trademarks as fully as in the United States. Some features of our products do not have intellectual property protection, and, as a consequence, we may not have the legal right to prevent others from reverse engineering or otherwise copying and using these features in competitive products. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our operating results.

If we are unable to compete effectively with existing or new competitors, our sales and market share could decline.

We currently compete primarily in the infant and toddler and preschool categories and electronic learning aids category of the U.S. toy industry and, to some degree, in the overall U.S. and international toy industry. Our SchoolHouse division competes in the supplemental educational materials market. Each of these markets is very competitive and we expect competition to increase in the future. For example, Mattel, Inc. will be introducing in 2003 a product under the name “Power Touch” having functionality similar to that of our LeapPad platform under Mattel’s Fisher-Price brand. We believe that we are beginning to compete, and will increasingly compete in the future, with makers of popular game platforms and smart mobile devices such as personal digital assistants. These companies are well situated to compete effectively in our primary markets. Additionally, we are beginning to cross over into their markets with products such as our iQuest handheld device. Many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to changes in consumer requirements or preferences or to new or emerging technologies. They may also devote greater resources to the development, promotion and sale of their products than we do. We cannot assure you that we will be able to compete effectively in our markets.

We rely on a limited number of manufacturers, virtually all of which are located in China, to produce our finished products, and our reputation and operating results could be harmed if they fail to produce quality products in a timely manner and in sufficient quantities.

We outsource substantially all of our finished goods manufacturing to seven manufacturers, all of whom manufacture our products at facilities in the Guandong province in the southeastern region of China. For example, Jetta Company Limited was the sole manufacturer of all our LeapPad platforms in 2002. We depend on these manufacturers to produce sufficient volumes of our products in a timely fashion and at satisfactory quality levels. We generally allow retailers and distributors to return or receive credit for defective or damaged products. If our manufacturers fail to produce quality products on time and in sufficient quantities due to capital shortages, late payments from us, political instability, labor shortages, intellectual property disputes, natural disasters, energy shortages, terrorism or other disruptions to their businesses, our reputation and operating results would suffer. In addition, if our manufacturers decide to increase production for their other customers, they may be unable to manufacture sufficient quantities of our products and our business could be harmed.

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

In September 2000, we launched our efforts to develop a channel for direct content sales to consumers in the U.S. market. As of December 31, 2002, the significant majority of our subscriptions have been offered for a free trial period and we have generated virtually no sales from our direct sales efforts, have incurred substantial costs and expect to continue to incur substantial costs for the foreseeable future. Our ability to generate direct-to-consumer content sales depends primarily on:

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

On January 22, 2002, Kmart filed for bankruptcy protection. Kmart made payments to us totaling $13.0 million during the 90 days prior to filing bankruptcy, which payments may be subject to challenge by Kmart, its creditors or others acting on behalf of Kmart’s bankruptcy estate as a preferential payment under federal bankruptcy law. We continue to do business with Kmart while Kmart is in bankruptcy, including extending credit for its purchases of our products, and we may have difficulty enforcing any contractual obligations and collecting any amounts owed to us by Kmart. In 2001, a provision for $6.4 million was recorded for the write-off of our accounts receivable from Kmart due to their bankruptcy. In 2002, an additional $0.8 million provision was recorded. Any write-off of current or future receivables from Kmart could adversely affect our operating results. We expect to do business with Kmart on terms similar to those in place prior to January 22, 2002, if and when Kmart emerges from bankruptcy.

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

Since the introduction of our first platform, we have grown rapidly, both domestically and internationally. Our net sales have grown from $71.9 million in 1999 to $531.8 million in 2002. During this period, the number of different products we offered at retail also increased significantly. At December 31, 1999, we had 85 employees and at December 31, 2002, we had 690 employees. In addition, we plan to hire a significant number of new employees over the next 12 months. This expansion has presented, and continues to present, significant challenges for our management systems and resources. If we fail to develop and maintain management systems and resources sufficient to keep pace with our planned growth, our operating results could suffer.

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

Recent weak economic conditions in the United States and elsewhere have adversely affected consumer confidence and consumer sales generally. In addition, the September 11, 2001 terrorist attacks significantly and negatively affected general economic conditions. Any future attacks and the responses to such attacks or other significant events could further impact the economy. Further weakening of the economy could damage our sales in our U.S. Consumer and other segments. Other changes in general economic conditions, such as greater demand or higher prices for plastic, electronic components, liquid crystal displays and fuel, may delay manufacture of our products, increase our costs or otherwise harm our margins and operating results.

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

Holders of our Class A common stock will not be able to affect the outcome of any stockholder vote. Our Class A common stock entitles its holders to one vote per share, and our Class B common stock entitles its holders to ten votes per share on all matters submitted to a vote of our stockholders. As of March 11, 2003, Knowledge Universe and its affiliates beneficially owned 31,636,962 shares of our Class B common stock, which represents approximately 87% of the combined voting power of our Class A common stock and Class B common stock.

As a result, Knowledge Universe controls all stockholder voting power, including with respect to:

•	the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

•	any determinations with respect to mergers, other business combinations, or changes in control;

•	our acquisition or disposition of assets;

•	our financing activities; and

•	the payment of dividends on our capital stock, subject to the limitations imposed by our credit facility.

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

Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken may each be deemed to control Knowledge Universe. As a result, Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken may each be deemed to have or share the power to direct the voting and disposition, and therefore to have beneficial ownership, of shares of our capital stock owned directly or indirectly by Knowledge Universe. For further information concerning Knowledge Universe, its beneficial ownership of our common stock, Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken, see “Security Ownership of Certain Beneficial Owners and Management” in our proxy statement for our annual meeting of stockholders to be held on May 21, 2003 to be filed with the SEC by April 30, 2003.

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

The holders of our Class A and Class B common stock generally have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share on all matters to be voted on by stockholders. The holders of our Class B common stock have various additional voting rights, including the right to approve the issuance of any additional shares of Class B common stock and any amendment of our certificate of incorporation that adversely affects the rights of our Class B common stock. The difference in the voting rights of our Class A common stock and Class B common stock could diminish the value of our Class A common stock to the extent that investors or any potential future purchasers of our Class A common stock attribute value to the superior voting or other rights of our Class B common stock.

Provisions in our charter documents and Delaware law may delay or prevent an acquisition of our company, which could decrease the value of our Class A common stock.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. These provisions include limitations on actions by our stockholders by written consent and the voting power associated with our Class B common stock. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used by our board of directors to effect a rights plan or “poison pill” that could dilute the stock ownership of a potential hostile acquirer and may have the effect of delaying, discouraging or preventing an acquisition of our company. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding voting stock. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

Our stockholders may experience significant additional dilution upon the exercise of options.

As of December 31, 2002, there were outstanding under our equity incentive plans options to purchase a total of approximately 10.2 million shares of Class A common stock.

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

Sales of substantial amounts of shares in the public market could harm the market price of our Class A common stock. We had approximately 55.9 million shares of Class A common stock outstanding as of March 11, 2003, assuming the conversion of all outstanding Class B common stock into Class A common stock, and assuming no exercise of our outstanding options. Of these shares, substantially all of the 10.35 million shares sold in our initial public offering, which includes the underwriters’ over-allotment shares, and 8.3 million shares that have entered the public float since our initial public offering, are freely tradable without restrictions or further registration under the Securities Act of 1933. The remaining 37.2 million shares are restricted securities as defined by Rule 144 adopted under the Securities Act. These shares may be sold in the public market after the date of our initial public offering only if registered or if they qualify for an exemption from registration under Rule 144 or Rule 701 adopted under the Securities Act. We cannot predict the effect that future sales made under Rule 144, Rule 701 or otherwise will have on the market price of our Class A common stock.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We develop products in the United States and market our products primarily in North America and, to a lesser extent, in Europe and the rest of the world. As a result, our financial results could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. Because almost all of our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. We are billed by and pay our third-party manufacturers in U.S. dollars. In 2002, we experienced a foreign currency exchange gain of $1.0 million. Prior to 2002, exchange rate fluctuations had little impact on our operating results.

Cash equivalents are presented at fair value on our balance sheets. We invest our excess cash in accordance with our investment policy. At December 31, 2002 our cash was invested primarily in municipal money market funds and short term fixed income municipal securities.

We are exposed to market risk from changes in interest rates on our outstanding bank debt. The level of a certain financial ratio maintained by LeapFrog determines interest rates we pay on borrowings. The interest rate will be between prime and prime plus 0.25% or LIBOR plus 1.25% and LIBOR plus 2.00%. Prime rate is the rate publicly announced by Bank of America as its prime rate The interest cost of our bank debt is affected by changes in either prime rates or LIBOR. Any adverse changes could harm our operating results. We had no outstanding debt at December 31, 2002.

Item 8.     Financial Statements and Supplementary Data.

See “Index to Consolidated Financial Statements” at page F-1 below.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

PART III

Item 10.     Directors and Executive Officers Of The Registrant

The information regarding Directors and Executive Officers appearing under the heading “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our proxy statement relating to the 2003 Annual Meeting of Stockholders, our 2003 Proxy Statement is incorporated by reference. The information under the heading “Executive Officers of the Registrant” in Item 1 of this Form 10-K is also incorporated by reference in this section.

Item 11.     Executive Compensation

The information appearing under the headings “Compensation of Directors,” “Executive Compensation,” “Employment Agreements,” and “Compensation Committee Interlocks and Insider Participation” in the 2003 Proxy Statement is incorporated by reference.

Item 12.     Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in our 2003 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference.

See the information contained under the heading “Equity Compensation Plan Information” within Item 5 of this Form 10-K regarding shares authorized for issuance under equity compensation plans approved by stockholders and not approved by stockholders.

Item 13.     Certain Relationships and Related Transactions

The information appearing in our 2003 Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated by reference.

Item 14.     Controls and Procedures

Evaluation of LeapFrog’s Disclosure Controls and Internal Controls

Within the 90 days prior to the filing date of this Annual Report on Form 10-K, LeapFrog evaluated the effectiveness of the design and operation of its “disclosure controls and procedures,” or Disclosure Controls. This evaluation, or Controls Evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

CEO and CFO Certifications

Immediately following the Signatures section of this Annual Report, there are “Certifications” of the CEO and the CFO required by Rule 13a-14 of the Securities Exchange Act of 1934, or the Rule 13a-14 Certification. This Controls and Procedures section of the Annual Report includes the information concerning the Controls Evaluation referred to in the Rule 13a-14 Certifications and it should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures designed to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within LeapFrog have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions

Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to LeapFrog is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect those controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	(1) Financial Statements: See “Index to Consolidated Financial Statements” at page F-1 below.

(2)    Financial Statement Schedules: The following financial statement schedule is included as Appendix

A of this report:

Valuation and Qualifying Accounts and Allowances

(3)    The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

(b)	On November 27, 2002, we filed a Form 8-K to report the automatic conversion of all outstanding shares of our Series A preferred stock into our Class A common stock on a one-for-one basis on November 21, 2002. No financial statements were filed with this Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAPFROG ENTERPRISES, INC.

By:	/s/ JAMES P. CURLEY
James P. Curley, Chief Financial Officer

Date:	March 28, 2003

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Michael C. Wood and James P. Curley, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ MICHAEL C. WOOD Michael C. Wood	Chief Executive Officer, President, Vice Chairman and Director (Principal Executive Officer)	March 28, 2003

/s/ JAMES P. CURLEY James P. Curley	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003

/s/ THOMAS J. KALINSKE Thomas J. Kalinske	Chairman and Director	March 28, 2003

/s/ PAUL A. RIOUX Paul A. Rioux	Acting Chief Operating Officer, Vice Chairman and Director	March 28, 2003

/s/ JEFFREY BERG Jeffrey Berg	Director	March 28, 2003

/s/ STEVEN B. FINK Steven B. Fink	Director	March 28, 2003

/s/ STANLEY E. MARON Stanley E. Maron	Director	March 28, 2003

/s/ BARRY MUNITZ Barry Munitz	Director	March 28, 2003

/s/ STEWART A. RESNICK Stewart A. Resnick	Director	March 28, 2003

/s/ SARINA D. SIMON Sarina D. Simon	Director	March 28, 2003

CERTIFICATIONS

I, Michael C. Wood, certify that:

1.	I have reviewed this annual report on Form 10-K of LeapFrog Enterprises, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ MICHAEL C. WOOD
Michael C. Wood Chief Executive Officer

CERTIFICATIONS—(Continued)

I, James P. Curley, certify that:

1.	I have reviewed this annual report on Form 10-K of LeapFrog Enterprises, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ JAMES P. CURLEY
James P. Curley Chief Financial Officer

Appendix A

Valuation and Qualifying Accounts and Allowances

(In thousands)

	Balance at Beginning of Year	Additions Charged to Operations		Net Deductions		Balance at End of Year
Allowances for accounts receivable
Year ended December 31, 2000	$2,906	$12,187	(a)	$3,669		$11,424
Year ended December 31, 2001	11,424	16,008	(b)	17,578	(c)	9,854
Year ended December 31, 2002	9,854	24,043	(d)	17,509		16,388

Allowance for inventory
Year ended December 31, 2000	$1,568	$1,763		$375		$2,956
Year ended December 31, 2001	2,956	5,359	(e)	1,969	(f)	6,346
Year ended December 31, 2002	6,346	2,005		2,999		5,352

(a)	Increase in bad debt expense charged to operations in 2000 is due to the increase in sales for 2000, as well as related returns from retailers.

(b)	Increase in bad debt expense charged to operations in 2001 is due to the bankruptcy filing of Kmart, which led to $6,400 in bad debt expense, as well as increased sales and related returns.

(c)	Includes the write-off of $6,400 in accounts receivable from Kmart considered to be uncollectible, as well as other write-offs taken in the ordinary course of business.

(d)	Increase in expense charged to operations in 2002 due primarily to the increase in sales, and related returns from retailers, for 2002.

(e)	Increase in obsolescence, slow-moving and excess inventory provision charged to operations in 2001 is due to discontinued and slow-moving products. Our primary discontinued products included the previous versions of our globe and Internet connectivity products, which have been replaced by our new globe and Mind Station products, respectively. The total reserve taken for these two items was $2,824. The remaining provision was primarily for excess and slow-moving inventory. The estimates of the reserve necessary for excess and obsolete inventory is based on a review of inventories on hand compared to their estimated future usage and demand for products.

(f)	Increase in deductions in 2001 were primarily related to the write down of inventory in connection with obsolete product lines.

LEAPFROG ENTERPRISES, INC.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors

LeapFrog Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of LeapFrog Enterprises, Inc.

(the “Company”), as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LeapFrog Enterprises, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other indefinite lived intangible assets.

/s/    ERNST & YOUNG LLP

San Francisco, California

February 7, 2003

LEAPFROG ENTERPRISES, INC.   CONSOLIDATED BALANCE SHEETS  (In thousands, except share and per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$73,327	$8,269
Accounts receivable, net of allowances of $16,388 and $9,854 at December 31, 2002 and 2001, respectively	169,670	115,499
Inventories, net	84,460	46,103
Prepaid expenses and other current assets	4,065	2,058
Notes receivable due from related parties	595	—
Deferred income taxes	16,783	7,049

Total current assets	348,900	178,978
Property and equipment, net	20,239	16,857
Other assets	284	148
Notes receivable due from related parties	—	689
Investments in affiliates and related parties	200	200
Deferred income taxes	4,867	1,779
Intangible assets, net	23,192	23,322

Total assets	$397,682	$221,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,844	$34,412
Accrued liabilities	25,496	9,342
Deferred revenue	3,006	2,250
Cooperative advertising	15,037	5,380
Income taxes payable	21,832	9,634

Total current liabilities	124,215	61,018
Long term debt	—	61,163
Deferred rent and other long term liabilities	550	245
Deferred income taxes	4,119	2,560

Commitments and contingencies

Redeemable convertible series A preferred stock, $0.0001 par value; 2,000,000 shares authorized at December 31, 2002 and 6,000,000 shares authorized at December 31, 2001; -0- outstanding at December 31, 2002; 2,000,000 issued and outstanding, net of $861 of issuance costs. (Liquidation preference of $25,000 at December 31, 2001).	—	24,139
Stockholders’ equity:
Class A common stock, par value $0.0001; 139,500,000 shares authorized at December 31, 2002, and 70,000,000 shares authorized at December 31, 2001; shares issued and outstanding: 15,700,467 and 3,436,577 at December 31, 2002 and 2001, respectively	2	—
Class B common stock, par value $0.0001; 40,500,000 shares authorized; 38,678,831 and 30,487,805 shares issued and outstanding at December 31, 2002 and 2001, respectively.	4	3
Treasury stock; -0- at December 31, 2002 and 232,160 shares at December 31, 2001	—	(550)
Additional paid-in capital	227,020	74,308
Deferred compensation	(4,922)	(2,560)
Notes receivable from stockholders	(2,624)	(4,073)
Accumulated other comprehensive income	165	11
Retained earnings	49,153	5,709

Total stockholders’ equity	268,798	72,848

Total liabilities and stockholders’ equity	$397,682	$221,973

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2002	2001	2000
Net sales	$531,772	$314,243	$160,128
Cost of sales	259,740	169,598	91,847

Gross profit	272,032	144,645	68,281
Operating expenses:
Selling, general and administrative	80,915	55,519	33,288
Research and development	54,405	38,376	16,027
Advertising	56,722	30,124	16,371
Depreciation and amortization	8,639	4,191	2,463

Total operating expenses	200,681	128,210	68,149

Income from operations	71,351	16,435	132
Interest expense	(823)	(2,889)	(1,151)
Interest income	694	613	715
Other income (expense)	1,051	294	(297)

Income (loss) before provision for income taxes and equity losses	72,273	14,453	(601)
Equity losses in investment in affiliate	—	—	(1,681)

Income (loss) before provision for income taxes	72,273	14,453	(2,282)
Provision (benefit) for income taxes	28,829	4,784	(23)

Net income (loss)	$43,444	$9,669	$(2,259)

Net income (loss) per common share— Basic	$1.09	$0.29	$(0.07)

Net income (loss) per common share— Diluted	$0.86	$0.25	$(0.07)

Shares used in calculating net income (loss) per common share—basic	39,694,538	33,449,009	32,462,387

Shares used in calculating net income (loss) per common share—diluted	50,743,842	38,469,996	32,462,387

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Deferred Compen- sation	Notes Receivable from Stockholders	Accumu- lated Other Comprehen- sive (Loss)/ Income	Retained Earnings (Accumu- lated Deficit)	Total Stock- holder’s Equity
Balances at December 31, 1999	$—	$3	$—	$65,581	$(132)	$—	$—	$(1,701)	$63,751
Amortization of deferred compensation	—	—	—	—	54	—	—	—	54
Reversal of deferred compensation due to employee termination	—	—	—	(17)	17	—	—	—	—
Class A common stock issued upon exercise of stock options (239,235 shares)	—	—	—	567	—	—	—	—	567
Class A common stock issued in exchange for notes receivable (1,373,601 shares)	—	—	—	3,255	—	(3,255)	—	—	—
Class A treasury stock purchases (232,160 shares)	—	—	(550)	—	—	—	—	—	(550)
Issuance of stock options to nonemployees and notes receivable	—	—	—	287	—	—	—	—	287
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(2,259)	(2,259)
Cumulative translation adjustment	—	—	—	—	—	—	(39)	—	(39)

Total comprehensive loss	—	—	—	—	—	—	—	—	(2,298)

Balances at December 31, 2000	—	3	(550)	69,673	(61)	(3,255)	(39)	(3,960)	61,811
Amortization of deferred compensation	—	—	—	—	681	—	—		681
Deferred compensation	—	—	—	3,250	(3,250)	—	—	—	—
Reversal of deferred compensation due to employee termination	—	—	—	(70)	70	—	—	—	—
Class A common stock issued in exchange for notes receivable (173,741 shares)	—	—	—	818	—	(818)	—	—	—
Issuance of stock options to nonemployees and notes receivable	—	—	—	637	—	—	—	—	637
Comprehensive income:
Net income	—	—	—	—	—	—	—	9,669	9,669
Cumulative translation adjustment	—	—	—	—	—	—	50	—	50

Total comprehensive income	—	—	—	—	—	—	—	—	9,719

Balances at December 31, 2001	—	3	(550)	74,308	(2,560)	(4,073)	11	5,709	72,848
Amortization of deferred compensation	—	—	—	—	1,752	—	—		1,752
Deferred compensation	—	—	—	5,034	(5,034)	—	—	—	—
Reversal of deferred compensation due to employee termination	—	—	—	(920)	920	—	—	—	—
Class A common stock issued upon exercise of stock options and warrants (469,650 shares)	1	—	—	1,821	—	—	—	—	1,822
Class A common stock issued in exchange for notes receivable (66,400 shares)	—	—	—	292	—	(292)	—	—	—
Public offering of Class A common stock, net of offering costs (9,960,000 shares)	1	—	—	115,115	—	—	—	—	115,116
Issuance of stock options to nonemployees and notes receivable	—	—	—	349	—	—	—	—	349
Warrants issued in exchange for services rendered	—	—	—	142	—	—	—	—	142
Conversion of stock appreciation rights to non-qualified stock options	—	—	—	2,382	—	—	—	—	2,382
Conversion of Series A preferred stock to Class A common stock (2,000,000 shares)	—	—	—	24,139	—	—	—	—	24,139
Class B common stock issued upon exercise of warrants (8,191,026 shares)	—	1	—	—	—	—	—	—	1
Tax benefit of stock option exercises	—	—	—	4,908	—	—	—	—	4,908
Repayments of notes receivable from stockholders	—	—	—	—	—	1,741	—	—	1,741
Retirement of treasury stock (232,160 shares)	—	—	550	(550)	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	43,444	43,444
Cumulative translation adjustment	—	—	—	—	—	—	154	—	154

Total comprehensive income	—	—	—	—	—	—	—	—	43,598

Balances at December 31, 2002	$2	$4	$—	$227,020	$(4,922)	$(2,624)	$165	$49,153	$268,798

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Net income (loss)	$43,444	$9,669	$(2,259)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	11,274	4,695	2,828
Amortization	630	1,081	1,095
Equity losses in investment in affiliate	—	—	1,681
Loss on sale of property and equipment	176	256	297
Loss on sale of investment with related party	—	16	—
Provision for allowances for accounts receivable	25,178	16,008	12,187
Deferred income taxes	(11,263)	(5,068)	220
Deferred rent	305	223	22
Deferred revenue	756	2,013	237
Amortization of deferred compensation	1,752	681	54
Conversion of stock appreciation rights to non-statutory stock options	1,341	—	—
Stock option compensation related to nonemployee and nonrecourse notes receivable	349	637	287
Tax benefit from exercise of stock options	4,908	—	—
Other changes in operating assets and liabilities:
Accounts receivable	(79,349)	(77,309)	(38,278)
Inventory	(38,357)	(3,199)	(29,357)
Prepaid and other current assets	(2,007)	(293)	(555)
Notes receivable due from related parties	94	(25)	(664)
Other assets	(136)	7	(155)
Accounts payable	24,433	1,247	18,864
Accrued liabilities	17,087	3,366	3,068
Cooperative advertising	9,657	1,054	2,248
Income taxes payable	12,198	9,634	(1,550)

Net cash provided by (used in) operating activities	22,470	(35,307)	(29,730)
Investing activities:
Purchases of property and equipment	(14,832)	(13,593)	(8,883)
Purchase of intangible assets	(250)	(1,300)	—
Investments in affiliates and related parties	—	284	(500)
Other	—	—	(41)

Net cash used for investing activities	(15,082)	(14,609)	(9,424)
Financing activities:
Borrowings under credit agreement	182,000	313,032	48,709
Repayments under credit agreement	(243,163)	(279,245)	(21,333)
Borrowings on notes payable to affiliates	—	—	22,500
Repayments on notes payable to affiliates	—	(5,118)	(17,382)
Proceeds from the payment of notes receivable from stockholders	1,741	—	—
Proceeds from the issuance of common stock	115,116	—	17
Proceeds from the exercise of stock options	1,822	—	—
Proceeds from issuance of redeemable convertible Series A preferred stock, net of issuance costs	—	24,139	—

Net cash provided by financing activities	57,516	52,808	32,511
Effect of exchange rate changes on cash	154	50	(39)

Increase (decrease) in cash and cash equivalents	65,058	2,942	(6,682)
Cash and cash equivalents at beginning of year	8,269	5,327	12,009

Cash and cash equivalents at end of year	$73,327	$8,269	$5,327

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes paid	$23,476	$16	$1,616
Interest paid	$1,163	$2,810	$618
Noncash investing and financing activities:
Common stock issued in exchange for notes receivable	$292	$818	$3,255
Issuance of warrant for services rendered and previously accrued	$142	$—	$—
Issuance of stock options related to conversion of stock appreciation rights	$1,041	$—	$—
Issuance of Class A common stock related to conversion of redeemable convertible
Series A preferred stock	$24,139	$—	$—

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share, per share and percent data)

1.    Description Of Business

LeapFrog Enterprises, Inc. (the “Company”), formerly known as Knowledge Kids Enterprises, Inc., is a designer, developer and marketer of technology-based educational products and related proprietary content, dedicated to making learning effective and engaging. The Company currently designs its products to help preschool through 8th grade children learn age- and skill-appropriate subject matter, including phonics, reading, math, spelling, science, geography, history and music, and has recently extended its product line downward in age to reach infants and toddlers and upward in age to reach high school students. The Company’s product line includes: (1) platforms, which are portable hardware devices, (2) content, such as books and cartridges, specifically designed for use with the Company’s platforms and (3) stand-alone educational products, primarily for children who are too young to use the Company’s platforms effectively. The Company’s products are sold throughout the United States through national and regional mass-market and specialty retailers and, to a lesser extent, into international markets and to U.S. schools.

The Company is a subsidiary of Knowledge Universe, L.L.C.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, primarily those organized in the United Kingdom, Hong Kong and Canada. Intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in the financial statements for prior years have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue upon shipment of its products, provided that there are no significant post-delivery obligations to the customer and collection is reasonably assured. The Company provides for discounts, sales returns and allowances, including allowances for defective returns. Sales allowances may vary as a percentage of gross sales due to changes in the Company’s product mix, defective product allowances or other sales allowances. Sales returns and allowances were $62,418, $31,623 and $8,188 for the years ended December 31, 2002, 2001 and 2000, respectively. Actual amounts for returns and allowances may differ from the Company’s estimates and such differences could be material to the consolidated financial statements.

The revenue and related cost for the Company’s products whose sole purpose is Internet connectivity, principally the Mind Station connector, which has generally been packaged with other products, is recognized

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share, per share and percent data)

over an 18-month period, based on an estimated period of use of the product. If the Company changes its estimate of the period of use, revisions to the revenue recognition may be required. At December 31, 2002 and 2001, the Company had deferred revenue of $3,006 and $2,250, respectively. In the year ended December 31, 2002, revenue totaling $2,302 was recognized. No revenue was recognized in 2001 and 2000.

Allowances for Accounts Receivable

The Company has established an allowance for uncollectible accounts based primarily on management’s evaluation of the customer’s financial condition, past collection history and aging of the accounts receivable balances.

The Company also provides for allowances related to returns and defective products. These allowances are recorded on product sales by the Company in the same period that the related revenues are recorded. The Company bases these estimates on historical sales returns, defective returns, analysis of credit memoranda and other known factors, as required.

Shipping and Handling Costs

Costs to ship merchandise from the Company’s warehouse facilities to customers are recorded in cost of goods sold.

Advertising Expense

Production costs of commercials and programming are expensed when the production is first aired. The costs of advertising, in-store displays and promotion programs are expensed as incurred. Advertising costs associated with cooperative advertising are accrued as the related revenue is recognized.

Research and Development

The Company capitalizes certain external costs related to the content development of its books. Amortization of these costs begins when the respective book is initially released for sale and is then amortized over a three-year life using the sum of the years digits method. In the years ended December 31, 2002 and 2001, the Company capitalized $3,616 and $5,020, respectively, and amortized $1,991 and $55, respectively, of external content development costs. In 2000, the Company did not capitalize or amortize any content development costs. Capitalized content development is included in property and equipment.

All other research and development costs are expensed as incurred.

Translation of Foreign Currencies

Assets, liabilities and operations of the Company’s United Kingdom, Hong Kong and France divisions are recorded based on their functional currency. When included in these consolidated financial statements, the assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average of the monthly exchange rates that were in effect during the year. The resulting translation adjustments are included as a separate component of equity. Foreign currency transaction gains and losses are included in income as incurred. In the year ended December 31, 2002 transaction gains included in other expense (income) totaled $987. In 2001 and 2000, transaction gains/losses were immaterial.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share, per share and percent data)

Cash and Cash Equivalents

All highly liquid investments with an original maturity of 90 days or less, when purchased, are considered to be cash equivalents. For the periods presented, cash equivalents consist of cash, municipal money market funds, short-term fixed income municipal securities and short-term corporate auction preferred securities. Concentration of credit risk is limited by diversifying investments among a variety of high credit-quality issuers.

Inventories

Inventories, net of an allowance for slow-moving, excess quantities and obsolescence, are stated at the lower of cost (first-in, first-out basis) or market value. The Company’s estimate for excess and obsolete inventory is based on a review of inventories on hand compared to their estimated future usage and demand for products. If actual future usage and demand for the products are less favorable than those projected by the Company, additional allowances may be required.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is calculated using the straight-line method over the estimated useful life of the assets, generally two to five years, except for leasehold improvements, which are depreciated over the shorter of the estimated related useful life of the asset or the remaining term of the lease.

Included in property and equipment are manufacturing tools used to produce the Company’s products. These tools are generally depreciated over two years on a straight-line basis. The Company periodically reviews its capitalized manufacturing tools to ensure that the related product line is still in production and that the estimated useful lives of the manufacturing tools are consistent with the Company’s depreciation policy. Depreciation expense for manufacturing tools is included in costs of goods sold.

The Company capitalizes website development costs in accordance with Emerging Issues Task Force (“EITF”) No. 00-02, “Accounting for Website Development Costs.” The Company capitalized third-party costs totaling $313 and $3,129 in the years ended December 31, 2002 and 2001 , respectively, for the development of its website. The costs capitalized include those to develop or acquire and customize code for web applications, costs to develop HTML web pages or develop templates and costs to create initial graphics for the website that include the design or layout of each page. These costs are amortized on a straight-line basis over two years.

Intangible Assets

Intangible assets consist principally of trademarks and tradenames; product design and existing technology; patents and goodwill and are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 15 years. The Company periodically evaluates the recoverability of its intangible assets, including goodwill, by comparing the projected undiscounted net cash flows associated with such assets against its respective carrying value. Impairment, if any, is based on the excess of the carrying value over the fair value.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 specifies the criteria that intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share, per share and percent data)

No. 142 requires, among other things, that the assembled workforce be reclassified to goodwill and that goodwill (including the assembled workforce) and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with SFAS No. 142. The Company adopted the provisions of SFAS 141 immediately and SFAS 142 effective January 1, 2002. Accordingly, $19.5 million in goodwill is no longer being amortized.

Income Taxes

The Company accounts for income taxes using the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Comprehensive Earnings

Comprehensive earnings are comprised of gains and losses on the translation of foreign currency financial statements. The Company provides the required disclosure in the Statement of Stockholders’ Equity.

Stock-Based Compensation

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. As allowed under the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with stock options granted to employees with exercise prices not less than fair value. Deferred compensation for options granted to employees is determined as the difference between the deemed fair market value of the Company’s common stock on the date options were granted and the exercise price.

Stock-based compensation arrangements to nonemployees are accounted for in accordance with SFAS 123 and EITF No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” using a fair value approach. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share, per share and percent data)

For purposes of disclosures pursuant to SFAS 123, as amended by SFAS 148, the estimated fair value of options is amortized over the options’ vesting period. The following table illustrates the effect on net income (loss) and net income (loss) per common share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Net income (loss) as reported	$43,444	$9,669	$(2,259)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1,053	456	53
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(4,027)	(1,497)	(916)

Pro forma net income (loss)	$40,470	$8,628	$(3,122)

Pro forma net income (loss) per common share—basic	$1.02	$0.26	$(0.10)

Pro forma net income (loss) per common share—diluted	$0.80	$0.22	$(0.10)

Impairment Of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of assets is measured by comparison of the carrying amount of the asset to the net undiscounted future cash flows expected to be generated from the asset. If the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets’ carrying value is adjusted to fair value.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 excludes goodwill from its scope.

The Company regularly evaluates its long-lived assets for indicators of possible impairment. To date, no impairment has been recorded.

Recent Accounting Pronouncements

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). SFAS amends FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require more prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, Interim Financial Reporting (“APB 28”) to require disclosure about the net income effects in interim financial information. The provisions of this statement are effective for financial statements for

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share, per share and percent data)

fiscal years ending after December 15, 2002. The disclosure provisions of this statement have been included in the Company’s 2002 financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities by requiring the variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Variable interests held in the same entity by a related party will be treated as the company’s own interest in the determination of when consolidation is required. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company is currently evaluating the provisions of FIN 46 and will adopt this Interpretation in the first quarter of fiscal year 2003.

3.    Fair Value of Financial Instruments

At December 31, 2002 and 2001, the respective carrying values of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued liabilities and borrowings under credit agreement, approximated their fair values.

4.    Inventories

Inventories consisted of the following:

	December 31,
	2002	2001
Raw Materials	$17,007	$9,087
Finished Goods	67,453	37,016

Inventories, net	$84,460	$46,103

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share, per share and percent data)

5.    Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2002	2001
Tooling, cards, dies, and plates	$11,372	$5,875
Computers and software	8,210	4,340
Equipment, furniture and fixtures	2,795	1,748
Leasehold improvements	1,604	1,333
Capitalized content development	8,636	5,020
Capitalized website costs	6,267	5,954
Displays	602	520

	39,486	24,790
Less: accumulated depreciation	(19,247)	(7,933)

Property and equipment, net	$20,239	$16,857

6.    Intangible Assets

	December 31,
	2002	2001
Goodwill	$24,026	$24,026
Other intangibles	5,058	4,558

	29,084	28,584
Less accumulated amortization:
Goodwill	(4,477)	(4,477)
Other intangibles	(1,415)	(785)

Intangible assets, net	$23,192	$23,322

The Company adopted SFAS 142 on January 1, 2002. The Company ceased amortizing goodwill and other indefinite-lived intangible assets on January 1, 2002. The amortization expense and adjusted net income for the three years ended December 31, 2002 is as follows:

	Year Ended December 31,
	2002	2001	2000
Net income (loss) as reported	$43,444	$9,669	$(2,259)
Add back amortization, net of tax	—	502	869

Adjusted net income (loss)	$43,444	$10,171	$(1,390)

Adjusted net income (loss) per common share—basic	$1.09	$0.30	$(0.04)

Adjusted net income (loss) per common share—diluted	$0.86	$0.26	$(0.04)

Other intangible assets are displayed in the consolidated balance sheets net of accumulated amortization of $1,415 and $785 December 31, 2002 and 2001, respectively. Amortization expense related to these intangible

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share, per share and percent data)

assets was $630, $260 and $217 for the years ended December 31, 2002, 2001, and 2000, respectively. The estimated future amortization expense related to these intangible assets is as follows:

Year Ended December 31,
2003	$644
2004	644
2005	491
2006	434
2007	217
Thereafter	1,213

$3,643

7.    Investments in Affiliate and Related Parties

Knowledge Kids Media Group, a subsidiary of Knowledge Universe, L.L.C., was formed on May 6, 1999. The Company invested $1,990 in Knowledge Kids Media Group in August 1999 and holds a 19.9% interest. The investment is accounted for using the equity method due to the influence of the Company and its majority stockholder. Because the Company’s pro rata share of Knowledge Kids Media Group’s losses in 2000 exceeded the carrying value of its investment, the Company fully wrote off its investment during the year ended December 31, 2000. The Company is not obligated, nor does it intend, to make any additional equity investments in Knowledge Kids Media Group. No funding was made in 2002 or 2001.

Summary financial information for Knowledge Kids Media Group, Inc. accounted for by the equity method as of December 31, is as follows:

Year Ended December 31, 2000
Loss from Operations	$(10,912)
Net Loss	$(10,520)

In 2000, the Company entered into partnership agreements with two employees of the Company for the purchase of real estate to be used as the executives’ primary residences. Under the terms of the agreements, the Company invested $500 and in exchange is entitled to participate in any potential gains and losses attributable to the properties. In 2001, one of the employees terminated employment with the Company. The property related to this employee was sold for a loss of $16 which was recorded by the Company in 2001. The Company’s interest in the partnerships is accounted for using the equity method. The remaining investment balance is $200 at December 31, 2002 and 2001.

8.    Related Party Transactions

In 2000, the Company extended loans to four of its executive officers for the purpose of purchasing stock from the Company and paying associated expenses. See Note 17 (Notes Receivable From Stockholders).

In August 1999, the Company purchased a 19.9% ownership interest in Knowledge Kids Media Group, Inc., an affiliate of Knowledge Universe, for $2.0 million. Knowledge Universe indirectly owns 80.1% of Knowledge

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share, per share and percent data)

Kids Media Group. Knowledge Kids Media Group owns substantially all of the voting power of Knowledge Kids Network, Inc. Sarina D. Simon, a member of the Company’s board of directors, is Chief Executive Officer of Knowledge Kids Media Group and Knowledge Kids Network. In 1999 and 2000, the Company wrote off its entire investment in Knowledge Kids Media Group.

In April 2000, Ubiquity LLC (“Ubiquity”) was formed as a subsidiary of NT(2) LLC, an affiliate. Ubiquity was approximately 15% owned by the Company and 85% owned by NT(2). NT(2) was owned by Knowledge Universe. Ubiquity obtained an exclusive license to use the Company’s NearTouch technology. In turn, Ubiquity granted a cross license to the Company to use certain of Ubiquity’s inventions related to improvements and use the technology in areas outside of the educational toy business.

The Company committed to lend Ubiquity up to $5,000 pursuant to the terms of a three-year promissory note. The Company was obligated to fund the losses of Ubiquity and was the sole source of financing in 2000 for Ubiquity. In February 2001, Ubiquity discontinued its efforts to pursue uses of the technology outside of educational toys. In consideration of, among other things, Knowledge Kids, L.L.C. being released from any commitment to invest in NT(2) or Ubiquity, Knowledge Kids executed a quitclaim effective as of January 2001, by which it abandoned and quitclaimed to the Company all of Knowledge Kids’ title and interest in and to NT(2) and Ubiquity. Since Knowledge Kids was the only other entity that held equity interests in NT(2) or Ubiquity, NT(2) became a wholly owned subsidiary of the Company and Ubiquity became an indirect wholly owned subsidiary of the Company upon the execution of the quitclaim by Knowledge Kids. As the Company provided the financing for the development efforts of Ubiquity, the funded amounts totaling $1,913 in 2001 and $1,831 in 2000 have been classified as research and development in the accompanying statement of operations. No funding was made in 2002.

The law firm of Maron & Sandler has served as the Company’s primary outside general counsel from August 1997 through July 2002 and they continue to provide legal services to the Company. Maron & Sandler is the transfer agent for the Company’s Class B common stock. Stanley E. Maron, the Company’s secretary and a member of the Board, is a partner of Maron & Sandler. In 2002, 2001 and 2000, the Company paid Maron & Sandler $320, $222 and $131, respectively, for legal services rendered to the Company. Accounts payable to Maron & Sandler was $1 and $26 at December 31, 2002 and 2001, respectively. In addition, Mr. Maron and other attorneys of Maron & Sandler hold interests in an entity that holds non-voting units of a limited liability company that holds an equity interest in Knowledge Universe. These non-voting units amount to a less than 1% economic interest in Knowledge Universe.

In 2002 and 2001 the Company purchased software products and support services from Oracle Corporation totaling $280 and $137, respectively. Lawrence J. Ellison, the Chairman and Chief Executive Officer of Oracle Corporation, may be deemed to have or share the power to direct the voting and disposition, and therefore to have beneficial ownership, of any shares of the Company’s capital stock owned directly or indirectly by Knowledge Universe. Jeffrey Berg, a director of the Company, is a member of Oracle Corporation’s board of directors.

Knowledge Universe IT, an affiliate of Knowledge Universe, provided information management services to the Company. In 2002, 2001, and 2000, $0, $83 and $52, respectively, was incurred by the Company for services provided by Knowledge Universe IT. Accounts payable to Knowledge Universe IT was $0 at December 31, 2002 and 2001.

Affinity Squared, Inc., an affiliate of Knowledge Universe, provides health and welfare plan administration services to us. In 2002, 2001 and 2000, $267, $414 and $0, respectively, was incurred by us for services provided

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share, per share and percent data)

by Affinity Squared, Inc. Accounts payable to Affinity Squared, Inc. was $26 and $0 at December 31, 2002 and 2001, respectively.

In August 2000, the Company entered into a cross-marketing agreement with Knowledge Kids Network, in which the Company has an indirect minority ownership interest. Knowledge Kids Network is an affiliate of Knowledge Universe. Under this agreement, the Company agreed to insert promotional materials of and references for Knowledge Kids Network in its product packages, promotional advertisements and website in exchange for various placements on and referrals from Knowledge Kids Network’s KidsEdge.com website. No value was recognized from the advertising barter transaction, as the fair value of the advertising surrendered in the transaction was not determinable. Historically, the Company has not entered into such transactions for cash or other consideration.

In March 2001, the Company entered into an agreement with Knowledge Kids Network, in which Knowledge Kids Network agreed to develop content and provide technical services in connection with LeapPad interactive books. The Company incurred $658 and $1,371 in 2002 and 2001, respectively, in expenses for services from Knowledge Kids Network. The Company had $5 and $218 recorded in accounts payable to Knowledge Kids Network at December 31, 2002 and 2001, respectively.

In March 2001, the Company sold 2,000,000 shares of its Series A preferred stock for an aggregate consideration of $25 million to CSC LF Holdings, LLC, Publishing and Broadcasting International Ltd. and Windsor Digital Studio LLC. In connection with this sale, the Company entered into an Amended and Restated Stockholders Agreement with these purchasers, Knowledge Kids, L.L.C., an affiliate of Knowledge Universe, FrogPond, Michael C. Wood, the Company’s President and Chief Executive Officer, and Explore Technologies. This agreement was amended and restated in July 2002.

At the Company’s request, the underwriters of its initial public offering allowed the Company to sell at our initial public offering approximately 500,000 shares of Class A common stock at the initial public offering price to persons who were directors, officers or employees, or who were otherwise associated with the Company, through a directed share program. Two of the Company’s directors purchased a total of 89,830 shares of Class A common stock through the directed share program.

Also, see Note 13 (Income Taxes) for a discussion of a tax sharing agreement between the Company and Knowledge Universe, Inc.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share, per share and percent data)

9.    Accrued Liabilities

	December 31,
	2002	2001
Royalties and commission payable	$5,587	$1,324
Legal fees and settlement costs	5,562	—
Accrued compensation and benefits	4,701	1,886
Accrued inventory related costs	3,372	1,060
Sales and VAT tax payable	1,339	—
Accrued equity participation plan liability	—	1,265
Accrued patents acquisition cost	—	1,000
Accrued interest	—	310
Other	4,935	2,497

	$25,496	$9,342

10.    Borrowings Under Credit Agreements and Long-Term Debt

On July 30, 2002, upon completion of our initial public offering the Company repaid the entire outstanding balance of $34,100 owing under our long term secured credit facility with Foothill Capital Corporation. On October 28, 2002, the Company formally terminated this facility.

On December 31, 2002 the Company entered into a $30.0 million three year unsecured senior credit facility with a financial institution, with an option to increase the facility to $50.0 million. The agreement requires the Company to comply with certain financial covenants, including the maintenance of a minimum quick ratio on a quarterly basis and a minimum level of EBITDA on a rolling quarterly basis. The Company was in compliance with these covenants at December 31, 2002. The level of a certain financial ratio maintained by the Company determines interest rates on borrowings. The interest rate will be between prime and prime plus 0.25% or LIBOR plus 1.25% and LIBOR plus 2.00%.

The balance outstanding at December 31, 2002 and 2001 was $0 and $61,163, respectively, and is classified as long-term on the balance sheet. At December 31, 2002 and 2001, the Company had outstanding letters of credit of $1,350 and $2,700, respectively. At December 31, 2002 and 2001, $29,849 and $15,827 of unused borrowings were available to the Company.

During 2000, the Company obtained funding totaling $22,500 from Knowledge Universe Capital Co. LLC, an affiliate, through the issuance of a series of promissory notes. The notes payable and related accrued interest were paid in full in April 2001.

11.    License Agreements

The Company licenses certain of its content from third parties under exclusive and nonexclusive agreements, which permit the Company to utilize characters, stories, illustrations and/or trade names throughout specified geographic territories. The total amount of royalty expense related to these license agreements was $6,463, $1,223 and $193 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company had $3,949 and $756 in accrued royalties at December 31, 2002 and 2001, respectively. See Note 20 (Commitments and Contingencies).

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share, per share and percent data)

12.    Concentrations of Credit Risk and Certain Other Risks

Financial instruments that subject the Company to concentrations of credit risk include cash equivalents and trade receivables. Cash equivalents consist principally of short-term money market funds. These instruments are short-term in nature and bear minimal risk. To date, the Company has not experienced any material losses on cash equivalents.

The Company manufactures and sells its products primarily to national and regional mass-market retailers in the United States. Credit is extended based on an evaluation of the customers’ financial condition, and generally collateral is not required. However, letters of credit are sometimes requested. Credit losses are provided for in the consolidated financial statements as are the related reserves.

Seasonality of Sales

Sales of the Company’s products have historically been highly seasonal with a significant majority of the sales occurring during the third and fourth quarters. Failure to accurately predict and respond to consumer demand may cause the Company to produce excess inventory, which could adversely affect the Company’s operating results and financial condition. Conversely, if a product achieves greater success than anticipated, the Company may not have sufficient inventory to meet retail demand, which could adversely impact the Company’s relations with its customers.

Off-Shore Manufacturing

Since the Company does not have its own manufacturing facilities, it is dependent on close working relationships with its contract manufacturers for the supply and quality of its products and the computer chips contained in these products. The Company expects to continue to use a limited number of contract manufacturers and fabricators, most of which are located in China, and, accordingly, will continue to be highly dependent upon sources outside the Company for timely production. Given the highly seasonal nature of the Company’s business, any unusual delays or quality control problems could have a material adverse effect on the Company’s operating results and financial condition. The Company’s top three vendors supplied a total of 58%, 53% and 62% of the Company’s products in 2002, 2001 and 2000, respectively; Jetta Company Limited, located in China, supplied 45%, 35% and 37%, respectively.

Customer Concentration

A limited number of customers historically have accounted for a substantial portion of the Company’s net sales. The significant customers and the relative percentage of net sales for these customers are approximately as follows:

	Year ended December 31,
	2002	2001	2000
Wal-Mart (including Sam’s Club)	30%	30%	19%
Toys “R” Us	28	28	33
Target	11	10	9
Kmart	6	10	12

Total	75%	78%	73%

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share, per share and percent data)

Wal-Mart and Toys “R” Us accounted for 33% and 30%, respectively, of gross accounts receivable at December 31, 2002. At December 31, 2001, Wal-Mart and Toys “R” Us accounted for 37% and 25%, respectively, of gross accounts receivable.

On January 22, 2002, Kmart filed for Chapter 11 bankruptcy. At December 31, 2001, the Company’s accounts receivable balance from Kmart was $4,595, which is net of a $6,400 write-off for amounts estimated to be uncollectible. In 2002, the Company sold the remaining receivable from Kmart to a third party and recorded an additional write-off of $765.

13.    Income Taxes

For financial reporting purposes, income before taxes includes the following components:

	Year ended December 31,
	2002	2001	2000
Pre-tax income:
United States	$64,189	$14,989	$(1,591)
Foreign	8,084	(536)	(691)

Total	$72,273	$14,453	$(2,282)

The income tax provision (benefit) recognized in the consolidated statements of operations consists of the following:

	Year Ended December 31,
	2002	2001	2000
Current:
Federal	$31,505	$8,251	$(198)
State	5,834	1,601	(45)
International	2,753	—	—

	40,092	9,852	(243)

Deferred:
Federal	(10,130)	(3,660)	(212)
State	(1,133)	(110)	(81)
International	—	—	—
Valuation allowance	—	(1,298)	513

	(11,263)	(5,068)	220

Provision (benefit) for income taxes	$28,829	$4,784	$(23)

Tax benefits of $4.9 million related to employee stock options were credited directly to Stockholders’ equity.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share, per share and percent data)

The components of the Company’s deferred taxes are as follows:

	December 31,
	2002	2001
Deferred tax assets:
Inventory and other reserves	$12,856	$5,503
Equity in affiliates	698	698
Depreciation	1,118	863
Other	3,928	1,764

	18,600	8,828
Deferred tax liabilities:
Amortization of intangibles	(1,069)	(2,560)

Net deferred tax assets	$17,531	$6,268

As of December 31, 2002 and 2001 the Company had net deferred tax assets of $17,531 and $6,268, respectively. SFAS Statement 109, “Accounting for Income Taxes,” states that a valuation allowance must be recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management has determined that the Company is more likely than not to realize its entire deferred tax asset. Therefore, no valuation allowance has been established for 2002 or 2001. The valuation allowance decreased by $1,298 and increased by $513 during the years ended December 31, 2001 and 2000, respectively.

The differences between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% for 2002 and 2001, and 34% for 2000 are as follows:

	Year Ended December 31,
	2002	2001	2000
Income tax at the statutory rate	$25,295	$5,059	$(776)
State income taxes	2,632	703	(104)
Nondeductible items	108	111	404
Valuation allowance	—	(1,298)	513
Other	794	209	(60)

Income tax provision (benefit)	$28,829	$4,784	$(23)

For federal income tax purposes the Company files a separate federal income tax return. However, due to its status as part of a related taxpayer controlled group with Knowledge Universe, Inc., certain tax benefits are limited. Further, it joins in the filing of several unitary/combined state tax returns with the Knowledge Universe, Inc. group. The Company prepares its tax provision as if it were a stand-alone taxpayer subject to certain related taxpayer controlled group limitations. Without such limitations, the 2002, 2001 and 2000 income tax provisions would have been lower by approximately $1,000, $600 and $300, respectively.

In July 2002, the Company entered into a tax sharing agreement with Knowledge Universe, Inc. with respect to certain state tax matters. In accordance with the agreement, the Company pays Knowledge Universe, Inc. amounts equal to what its liability would have been if it had been a stand-alone taxpayer. During 2002, payments totaling $300 were made to Knowledge Universe, Inc. pursuant to the tax sharing agreement for the 1998 through 2000 tax years. The liabilities computed under the tax sharing agreement for 2002, 2001, and 2000 and prior years, were $2,500, $1,100, and $300, respectively. As of December 31, 2002, the Company had a payable to Knowledge Universe, Inc. of approximately $3,600 related to the tax sharing agreement.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share, per share and percent data)

14.    Redeemable Convertible Series A Preferred Stock

In March 2001, the Company authorized the issuance of 20,000,000 shares of preferred stock at $0.0001 par value per share, of which 6,000,000 shares are designated as Series A preferred stock. The rights and preferences to preferred stock are established by the Company’s Board of Directors (the “Board”). On March 23, 2001, the Company issued 2,000,000 shares of Series A preferred stock at $12.50 per share for total proceeds of $24,139, net of issuance costs of $861. In March 2002, the Board decreased the number of authorized shares from 6,000,000 to 2,000,000.

Under the terms of our amended and restated certificate of incorporation, our Series A preferred stock automatically converts into Class A common stock if the closing price of our Class A common stock equals or exceeds $18.75 per share for 30 consecutive trading days and the aggregate value of all of the outstanding, freely tradable Class A common stock held by persons other than our affiliates equals or exceeds $100,000. During the 30 trading days between October 11, 2002 and November 21, 2002, the closing price of our Class A common stock on the New York Stock Exchange was equal to or greater than $18.75 per share. Also, based on the November 21, 2002 closing price of $31.10 per share, the requirement that the aggregate value of all of the outstanding, freely tradable Class A common stock held by persons other than our affiliates being equal to or greater than $100,000 was also met. All our Series A preferred stock therefore automatically converted on a one-for-one basis to Series A common stock on November 21, 2002.

On November 21, 2002, all outstanding shares of our Series A preferred stock automatically converted into our Class A common stock on a one-for-one basis. Accordingly, 2,000,000 shares of our Series A preferred stock were converted into 2,000,000 million shares of our Class A common stock.

15.    Stockholders’ Equity

Common Stock

The Company is authorized to issue 180,000,000 shares of common stock at a $0.0001 par value per share, of which 139,500,000 shares shall be designated as Class A common stock and 40,500,000 shares shall be designated as Class B common stock.

Conversion

Each holder of Class B common stock shall have the right to convert each share of Class B common stock into one share of Class A common stock.

Dividends

Class A and B stockholders shall be entitled to dividends when and as declared by the Board out of funds legally available. When dividends are declared, such dividends shall be paid in equal amounts per share on all shares of Class A and Class B common stock.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share, per share and percent data)

Voting

The Class A stockholders are entitled to one vote per share and the Class B stockholders are entitled to ten votes per share.

Liquidation

Class A and B common stockholders are equally entitled to all assets of the Company available for distribution.

Initial Public Offering

In July 2002, the Company raised $115.1 million, after offering expenses and underwriters’ commissions, in its initial public offering of 9,960,000 shares of its Class A common stock at a price to the public of $13.00 per share. The Company used $34.1 million of the net proceeds to repay the entire balance outstanding under its revolving credit facility in July 2002.

Conversion of Stock Appreciation Rights

Prior to its initial public offering, the Company granted stock appreciation rights under their Amended and Restated Employee Equity Participation Plan,

In February 2002, the Company converted 337,500 stock appreciation rights into options to purchase an aggregate of 337,500 shares of Class A common stock. The Company recognized approximately $820 in expense through February, 2002 related to the vested portion of these rights. Deferred compensation of $868 related to the unvested portion will be amortized to expense through the third quarter of 2005 as the options vest.

On July 25, 2002, the Company converted 1,585,580 stock appreciation rights into options to purchase an aggregate of 1,585,580 shares of Class A common stock. The expense related to the conversion of the vested stock appreciation rights was $1,562 through July 2002 based on vested rights with respect to 192,361 shares of Class A common stock outstanding as of July 25, 2002 at the Company’s initial public offering price of $13 per share. The Company’s deferred compensation expense in connection with the conversion of 1,310,594 unvested stock appreciation rights held by employees converted to options to purchase 1,310,594 shares of Class A common stock, was $4,033 The Company will recognize this expense over the remaining vesting period of the options into which the unvested rights are converted. Deferred compensation related to the unvested portion will be amortized to expense as the options vest. To the extent any of the unvested options are forfeited, the actual expense recognized could be lower than currently anticipated. Concurrently with the initial public offering, the Company stopped granting stock appreciation rights under the Employee Equity Participation Plan.

Stock Option Plans

The Company, with the agreement of its stockholders and directors, began the granting of options to employees, directors and consultants in 1997. The Company adopted a Stock Option Plan (the “Plan”) in March 1999, which covered the conditions of options previously granted. Under the Plan, employees, outside directors and consultants are able to participate in the Company’s future performance through awards of incentive stock options and nonqualified stock options. The number of shares reserved and available for grant and issuance pursuant to the Plan is 15,000,000 shares.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share, per share and percent data)

In May 2002, the Board of Directors adopted the 2002 Equity Incentive Plan which amends and restates the Plan. An additional 1,500,000 shares of Class A common stock have been reserved bringing the total issuable under the Equity Incentive Plan to 16,500,000. The Company’s stockholders approved the 2002 Equity Incentive Plan in July 2002.

Each stock option is exercisable pursuant to the vesting schedule set forth in the stock option agreement granting such stock option. Unless a different period is provided for by the Board or a stock option agreement, each stock option is generally exercisable for a period of ten years from the date of grant. No stock option shall be exercisable after the expiration of its option term. Any incentive stock option granted to any owners of 10% or more of the total combined voting power of the Company may be exercised only until December 31, 2002. The exercise price of the option shall be 100% of the fair market value of a share of Class A common stock on the date the stock option is granted, provided that the option price of an incentive stock option granted to any owner of 10% or more of the total combined voting power of the Company shall be 110% of such fair market value. The aggregate fair market value of Class A common stock with respect to which incentive stock options are exercisable by an optionee during any calendar year shall not exceed $100.

In July 2002, the Board of Directors adopted, and the Company’s stockholders approved, the 2002 Non-Employee Directors’ Stock Option Plan (“NED Plan”), under which 750,000 shares of Class A Common Stock have been reserved.

The NED Plan provides for the following grants to be made to Non-Employee Directors without further action of the Company’s Board of Directors: (1) an option to purchase 25,000 shares of Class A common stock upon their initial appointment or election to the Board (2) an option to purchase 10,000 shares of Class A common stock shall be granted annually on July 1, commencing in 2003, to all existing Non-Employee Directors. Shares will be prorated based on annual service time.

Each stock option is exercisable for a period of ten years from the date of grant, no stock option shall be exercisable after the expiration of its option term, the exercise price of the option shall be 100% of the fair market value of a share of Class A common stock on the date the stock option is granted, and options shall vest ratably over a thirty six month period.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share, per share and percent data)

A summary of the activity under the stock option plans is as follows.

		Optioned Class A Shares
	Reserved but Unoptioned Shares	Number of Shares	Price per Share	Weighted- Average Exercise Price
Balances, December 31, 1999	1,222,788	3,277,212	$2.37-5.00	$2.68
Increase in options reserved	5,500,000	—	—	—
Options granted	(3,516,500)	3,516,500	5.00-7.50	5.21
Options exercised	—	(1,380,676)	2.37	2.37
Options canceled	831,826	(831,826)	2.37-5.00	4.06

Balances, December 31, 2000	4,038,114	4,581,210	2.37-7.50	4.51
Options granted	(3,722,750)	3,722,750	5.00-7.50	5.00
Options exercised	—	(173,741)	2.37-5.00	4.72
Options canceled	862,108	(862,108)	2.37-5.00	4.99

Balances, December 31, 2001	1,177,472	7,268,111	2.37-7.50	4.72
Increase in options reserved	7,250,000	—
Options granted	(4,041,580)	4,041,580	5.00-19.71	10.41
Options exercised	—	(529,261)	2.37-10.00	3.99
Options canceled	583,377	(583,377)	2.37-19.71	5.32

Balances, December 31, 2002	4,969,269	10,197,053	$2.37-19.71	$6.96

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2002:

Class A Options Outstanding				Class A Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.37	897,535	4.19	$2.37	894,191	$2.37
5.00	5,699,670	8.11	5.00	3,600,006	5.00
6.25	200,000	7.00	6.25	83,325	6.25
7.50	253,333	7.44	7.50	97,769	7.50
10.00	1,392,185	9.08	10.00	290,889	10.00
12.50	1,562,830	9.20	12.50	190,119	12.50
19.71	191,500	9.81	19.71	1,353	19.71

$2.37-19.71	10,197,053	8.06	$6.96	5,157,652	$5.17

During the years ended December 31, 2002, 2001 and 2000, the Company granted options to consultants to purchase 124,580, 165,250 and 40,000 shares of Class A common stock at average exercise prices of $9.89, $5.00 and $5.00 per share, respectively. These options were granted in exchange for consulting services performed. The Company determined the fair value of these options using the Black-Scholes valuation model. Compensation expense related to options to consultants was $349, $420 and $100 for the years ended December 31, 2002, 2001 and 2000, respectively. Included in the 124,580 options granted to consultants in 2002 are 40,000 options issued in connection with the conversion of stock appreciation rights that were originally issued in prior

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share, per share and percent data)

years. Excluding these converted rights, 84,580 options at an average price of $12.20 were issued to consultants in 2002.

During the years ended December 31, 2002, 2001 and 2000, in connection with the grant of certain stock options to employees, the Company recorded deferred stock compensation for financial statement reporting purposes of $5,034, $3,250 and $0, respectively. Deferred stock compensation is included as a component of stockholders’ equity and is being amortized to expense on a straight-line basis over the vesting periods of the options. The Company recorded $1,752, $681 and $54 of stock-based compensation for the years ended December 31, 2002, 2001 and 2000, respectively.

Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model for options granted after January 1, 2002 and the minimum value option pricing model was used for options granted prior to January 1, 2002. The following weighted average assumptions were used for each of the years ended December 31, 2002, 2001 and 2000, respectively: risk-free interest rates of 4.40%, 4.30% and 5.50%, respectively; dividend yields of 0%; and a weighted-average expected life of the options of four years. A volatility factor of 70% was used for stock options granted in 2002.

The minimum value option pricing model is similar to the Black-Scholes option valuation model which was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable, except that it excludes the factor of volatility. In addition, option valuation models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The weighted-average fair value of options granted, which is the value assigned to the options under this disclosure policy for December 31, 2002, 2001 and 2000 was $7.33, $0.78 and $0.99 per share, respectively.

Employee Stock Purchase Plan

In July 2002, the Company’s stockholders adopted the 2002 Employee Stock Purchase Plan, under which 2,000,000 shares of Class A common stock have been reserved. No shares have been issued under this plan .

Shares Reserved For Future Issuance

The following table summarizes the number of shares of Class A common stock that are reserved for future issuance at December 31, 2002.

Class A
Options available and outstanding	15,166,322
Shares issuable under the Employee Stock Purchase Plan	2,000,000
Conversion of Class B Common Stock	38,678,831

55,845,153

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share, per share and percent data)

16.    Warrants

On July 21, 1998, the Board of Directors approved a dividend to be declared and paid to its then current stockholders of Class B common stock. The dividend was in the form of five-year warrants, terminating on July 20, 2003, to purchase an aggregate of 10,000,000 shares of Class B common stock of the Company for $5.00 per share. One warrant was issued to Knowledge Kids, L.L.C. for the purchase of 8,200,000 shares of Class B common stock. Another warrant was issued to FrogPond, LLC for the purchase of 1,800,000 shares of Class B common stock. At the time of the dividend, Knowledge Kids owned approximately 79% of the equity interests and approximately 82% of the voting power of the Company, and FrogPond owned approximately 17% of the equity interest and approximately 18% of the voting power of the Company. Knowledge Kids is an indirect, wholly owned subsidiary of Knowledge Universe. FrogPond owns the shares that were issued as consideration for the assets of LeapFrog RBT, LLC at the time that the Company acquired the assets of LeapFrog RBT in September 1997.

On November 8, 2002, Knowledge Kids, L.L.C. exercised such warrant through the surrender of 1,483,358 shares of previously-owned Class B common stock, the aggregate value of which was the total $41,000 exercise price in accordance with the terms of the warrant. As a result, Knowledge Kids acquired 6,716,642 additional shares of the Company’s Class B common stock on a net basis.

Also on November 8, 2002, FrogPond, LLC exercised such warrant by canceling a portion of the warrant equal in value to the total $9,000 exercise price in accordance with the terms of the warrant. As a result, FrogPond received 1,474,384 shares of Class B common stock on a net basis.

In March 2002, in connection with recruiting services rendered, the Company issued a warrant to purchase 20,000 shares of Class A common stock at an exercise price of $10.00 per share. The Company accounted for the fair value of the warrants of approximately $142 as an increase to additional paid in capital with a corresponding reduction of accrued expenses. The fair value of the warrant, which was expensed in 2001, was estimated using the Black-Scholes valuation model.

On July 29, 2002 such warrant was exercised through a cashless exercise, in accordance with the terms of the warrant, and 6,789 shares of Class A common stock was issued.

17.    Notes Receivable From Stockholders

During 2000, the Board of Directors approved four loans to certain executives to enable early exercise of their stock options in exchange for full recourse promissory notes (borrower is directly personally liable for all amounts owed). The 1,302,359 shares of Class A common stock purchased and pledged under the full recourse notes vest to the executives over various periods of up to four years. All shares were vested at both December 31, 2002 and 2001.

The notes accrue interest at 6.62%. Both principal and accrued interest are due in full on the earlier of (1) December 31, 2006 and (2) ten days following the later of an initial public offering (July 25, 2002) or the expiration of the applicable lock-up period (January 30, 2003). The notes had an outstanding balance of $2,624 and $3,087 at December 31, 2002 and 2001, respectively, and are recorded as a reduction of stockholders’ equity in the balance sheet. In connection with these full recourse notes, the Company also loaned these individuals funds for the payment of taxes under the same terms described above. The Company was owed $565 and $664 under these loans for taxes at December 31, 2002 and 2001. See Note 24 (Subsequent Events).

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share, per share and percent data)

The Company has also approved nonrecourse loans to employees, upon termination of employment with the Company, for the exercise of vested stock options. The nonrecourse notes are secured only by the underlying Class A common stock purchased with the notes. Interest is payable to the Company on a full recourse basis and accrues at rates ranging from 5.5% to 10.0%. Both principal and accrued interest are due in full on the earlier of (1) December 31, 2006 and (2) 120 days following an initial public offering (November 22, 2002). At December 31, 2002 and 2001, $-0- and $986, respectively, were outstanding under these nonrecourse notes. The Company recorded $-0- and $217 of compensation expense for these notes in 2002 and 2001, respectively.

The Company was owed $347 and $424 at December 31, 2002 and 2001, respectively, for accrued interest under the above stockholder notes.

18.    Equity Participation Plan

Effective in March 2000, the Company adopted the 2000 Employee Equity Participation Plan (the “Equity Plan”) whereby participants were, subject to vesting and forfeiture rules, entitled to receive in cash the appreciation in value of a vested right. Participants did not own actual shares of the Company. Vesting in the Equity Plan is generally 25% on the one-year anniversary date and monthly for the remaining three years.

In 2002, all existing, unexercised rights under the Equity Plan were converted into non-qualified stock options, and the plan was terminated in July 2002. At December 31, 2002 and 2001, there were -0- and 981,872, rights outstanding, respectively.

The Company recognized $1,341, $1,265 and $0 of compensation expense in connection with the Equity Plan for the years ended 2002, 2001 and 2000, respectively.

19.    Net Income (Loss) Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share (“SFAS 128”), which requires the presentation of basic net income (loss) per common share and diluted net income (loss) per common share. Basic net income (loss) per common share excludes any dilutive effects of options, warrants and convertible securities.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share, per share and percent data)

The following table sets forth the computation of basic and diluted net income (loss) per share.

	Year Ended December 31,
	2002	2001	2000
Numerator:
Net income (loss)	$43,444	$9,669	$(2,259)

Denominator:
Class A and B—weighted average shares	39,694,538	33,553,784	32,794,238
Less: weighted average shares of unvested stock	—	(104,775)	(331,851)

Denominator for net income (loss) per Class A and B share—basic	39,694,538	33,449,009	32,462,387
Effect of dilutive securities:
Employee stock options	3,358,782	1,143,904	—
Unvested stock	—	66,336	—
Warrants	5,909,700	2,260,062	—
Convertible preferred stock	1,780,822	1,550,685	—

Denominator for diluted net income (loss) per Class A and B share—adjusted weighted average shares and assumed conversions	50,743,842	38,469,996	32,462,387

Net income (loss) per Class A and B share—basic	$1.09	$0.29	$(0.07)

Net income (loss) per Class A and B share—diluted	$0.86	$0.25	$(0.07)

If the Company had reported net income for the year ended December 31, 2000, the calculation of diluted net income (loss) per Class A and B share would have included an additional 797,340 common equivalent shares related to outstanding stock options and unvested stock (determined using the treasury stock method).

20.    Commitments and Contingencies

The Company leases office space under noncancelable operating leases having initial terms in excess of one year and expiring in various years between 2004 and 2010. The Company also has several noncancelable office equipment leases with initial terms in excess of one year and which expire in various years between 2000 and 2004, certain leases contain rent escalation clauses. Generally, these have initial lease periods of three to ten years, and contain provisions for renewal options of five years at market rates. Rent expense for the years ended December 31, 2002, 2001 and 2000 was $2,772, $2,083 and $728, respectively. The Company is also obligated to pay certain minimum royalties in connection with license agreements to which the Company is a party.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share, per share and percent data)

Future minimum annual payments under the Company’s commitments for the years ended December 31 are:

Year	Commitments
2003	$3,795
2004	3,025
2005	2,907
2006	872
2007	96

Total	$10,695

Legal Proceedings

Various claims and lawsuits involving patent and trademark infringement are pending against the Company. The Company intends to defend these suits vigorously.

Publications International, Ltd. v. LeapFrog Enterprises, Inc.

In May 2001, Publications International, Ltd., or PIL, filed a lawsuit against the Company in federal court in Illinois alleging that the Company was infringing PIL’s alleged common law, or unregistered, trademark LEAP FROG for children’s books. PIL’s complaint sought unspecified monetary damages, injunctive relief and cancellation of the Company’s U.S. trademark registration for LEAPFROG for coloring books, children’s books, children’s activity books and educational books. The Company had counter-sued PIL for infringement by PIL of three of the Company’s federally registered LEAPFROG trademarks, including one that it had acquired in 1996 from another company. See Note 24 (Subsequent Events).

LeapFrog Enterprises, Inc. v. Modern Teaching Aids Pty Ltd.

In May 2002, the Company filed a lawsuit in federal court in Australia against Modern Teaching Aids Pty Ltd., or MTA, for importing and selling the V-Tech Smart Book, which the Company believes infringes the Company’s Australian Patent No. 662,125, granted in December 1995. The Company is seeking both damages and injunctive relief. MTA filed its defense to the suit in July 2002. The Company believes that its positions have merit, and it intends to pursue these claims vigorously. Because the lawsuit is in the pre-trial discovery stage, the Company cannot determine the outcome of this matter or any possible response by MTA at this time.

General Creation LLC, et al. v. LeapFrog Enterprises, Inc. et al.

In January 2002, General Creation LLC filed a lawsuit against the Company and against Knowledge Universe in federal district court in Virginia alleging that by making, using, importing and selling reading toys, the Company was infringing United States Patent No. 5,795,213. General Creation seeks unspecified monetary damages, including triple damages based on its allegation of willful infringement, attorneys’ fees and injunctive relief. The Company joined Knowledge Universe in filing a motion to dismiss based on lack of personal jurisdiction over Knowledge Universe, or in the alternative, to transfer the suit to a federal district court in California. In response, General Creation filed a motion to dismiss Knowledge Universe and an opposition to the Company’s motion to dismiss or transfer the suit. Knowledge Universe has subsequently been dismissed as a party to the lawsuit. The Company’s transfer motion has been denied. The Company filed an answer and

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share, per share and percent data)

counterclaim seeking declaratory relief that the patent is invalid, unenforceable and not infringed. The Company believes that it has meritorious defenses to General Creation’s claims, including both non-infringement and invalidity defenses, and intends to defend the suit vigorously. However, the Company’s defenses may be unsuccessful and the litigation may affect the Company’s ability to make or sell some of its products. Because the lawsuit is still in the pre-trial discovery stage, a reasonable estimate of the possible loss cannot be made.

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

LeapFrog Enterprises, Inc. v. Franklin Electronic Publishers, Inc.

In April 2002, based in part on assertions by Franklin Electronic Publishers, Inc. that a number of the Company’s products, infringe, contributorily infringed or induced infringement of United States Patent No. 5,203,705, issued to Franklin, the Company filed a lawsuit against Franklin in federal district court in California seeking declaratory relief that the patent is invalid, unenforceable and not infringed. In July 2002, Franklin filed a complaint against the Company and one of its finished goods manufacturers with the U.S. International Trade Commission, or ITC, requesting an investigation into whether the importation, distribution and sale of a number of the Company’s products directly infringed, induced infringement or contributorily infringed one or more claims of Franklin’s patent. In November 2002, the ITC granted Franklin Electronic Publishers, Inc.’s motion to withdraw its complaint and terminate the associated investigation. See Note 24 (Subsequent Events).

21.    Defined Contribution Plan

The Company participates in a defined contribution plan sponsored by Knowledge Universe, Inc. under Section 401(k) of the Internal Revenue Code. The 401(k) plan is elective and provides for the Company to match 25% of employee contributions up to 4% of the participant’s compensation. The matching contributions are fully vested at the time the contribution is made.

Total expense to the Company related to this plan was $169, $114 and $37 in 2002, 2001 and 2000, respectively.

22.    Segment Reporting

The Company’s reportable segments include U.S. Consumer, Education and Training and International.

The U.S. Consumer segment includes the design, production and marketing of electronic educational toys and books, sold primarily through the retail channels. The Education and Training segment includes the design,

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share, per share and percent data)

production and marketing of educational books and toys sold primarily to school systems. For the International segment, the Company designs, markets and sells products in non-U.S. markets.

The accounting policies of the segments are the same as those described in Note 2 of these notes to consolidated financial statements.

	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Property and Equipment Additions	Total Assets
2002
U.S. Consumer	$458,048	$72,692	$10,518	$11,533	$354,874
Education and Training	20,138	(9,042)	1,315	3,110	6,602
International	53,586	7,701	71	189	36,206

Total	$531,772	$71,351	$11,904	$14,832	$397,682

2001
U.S. Consumer	$289,115	$21,755	$5,723	$9,971	$211,276
Education and Training	8,806	(6,681)	—	3,492	3,492
International	16,322	1,361	53	130	7,205

Total	$314,243	$16,435	$5,776	$13,593	$221,973

2000
U.S. Consumer	$146,808	$1,319	$3,905	$8,796	$135,300
Education and Training	4,406	(3,206)	—	—	—
International	8,914	2,019	18	87	4,497

Total	$160,128	$132	$3,923	$8,883	$139,797

23.    Quarterly Financials—Unaudited

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
2002
Net sales	$57,980	$43,218	$182,127	$248,447	$531,772
Gross profit	27,416	21,245	95,750	127,621	272,032
Income (loss) from operations	(8,073)	(12,555)	44,378	47,601	71,351
Net income (loss)	(5,059)	(7,541)	26,683	29,361	43,444
Net income (loss) per common share—basic	$(0.15)	$(0.22)	$0.65	$0.59	$1.09

Net income (loss) per common share—diluted	$(0.15)	$(0.22)	$0.50	$0.50	$0.86

2001
Net sales	$21,984	$26,462	$112,382	$153,415	$314,243
Gross profit	9,036	10,726	53,339	71,544	144,645
Income (loss) from operations	(14,319)	(12,067)	23,529	19,292	16,435
Net income (loss)	(8,535)	(7,401)	14,087	11,518	9,669
Net income (loss) per common share—basic	$(0.26)	$(0.22)	$0.42	$0.34	$0.29

Net income (loss) per common share—diluted	$(0.26)	$(0.22)	$0.37	$0.27	$0.25

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share, per share and percent data)

Certain amounts have been reclassified to conform to the presentation in the current year annual financial statements.

24.    Subsequent Events (unaudited)

In January 2003, the entire balance of notes receivable from stockholders of $2,624, and the related accrued interest receivable of $347 and payroll tax receivable of $565, was paid to the Company by the respective stockholder’s. The Company has no remaining loans outstanding to stockholders.

The following legal proceedings were terminated:

LeapFrog Enterprises, Inc. v. Franklin Electronic Publishers, Inc.

In February 2003, the Company entered into a settlement agreement and release of all claims with Franklin, and the northern federal district court of California granted the joint motion by Franklin and LeapFrog to dismiss with prejudice all of the claims and counterclaims in the lawsuit.

Publications International, Ltd. v. LeapFrog Enterprises, Inc.

In February 2003, the Company entered into a settlement agreement and release of claims with PIL. As a result of the settlement, the Company acquired PIL’s rights to the designation LEAP FROG and LEAP FROG design trademark, and the lawsuit against the Company in federal court in Illinois was dismissed with prejudice.

EXHIBIT INDEX

3.03	*	Amended and Restated Certificate of Incorporation.

3.04	*	Amended and Restated Bylaws.

4.01	*	Form of Specimen Class A Common Stock Certificate.

4.02	*	Third Amended and Restated Stockholders Agreement, dated July 5, 2002, among LeapFrog and the investors named therein, and Waiver of CSC LF Holdings, LLC thereunder.

4.03	**	Warrant to Purchase Class B Common Stock of Knowledge Kids Enterprises, Inc. dated July 21, 1998 and issued to FrogPond, LLC.

4.04	**	Warrant to Purchase Class B Common Stock of Knowledge Kids Enterprises, Inc. dated July 21, 1998 and issued to Knowledge Kids, L.L.C.

10.01	*

Form of Indemnification Agreement entered into by the Company with each of its directors and each of its officers named as an officer in the Company’s Registration Statement on Form S-1, as amended, filed with the SEC.

10.02	*	Net Lease, dated November 14, 2000, between Hollis Street Investors, LLC and LeapFrog, as amended.

10.03	*	Standard Lease Agreement, dated January 15, 2002, between Knowles Los Gatos, LLC and LeapFrog.

10.04	*	Amended and Restated Stock Option Plan.

10.05	*	Amended and Restated Employee Equity Participation Plan.

10.06	*†	2002 Equity Incentive Plan.

10.07	*†	Form of Stock Option Agreement under the 2002 Equity Incentive Plan.

10.08	*†	2002 Non-Employee Directors’ Stock Option Plan.

10.09	*†	Form of Nonstatutory Stock Option Agreement under the 2002 Non-Employee Directors’ Stock Option Plan.

10.10	*†	2002 Employee Stock Purchase Plan.

10.11	*†	Form of Offering under the 2002 Employee Stock Purchase Plan.

10.12	*†	Amended and Restated Employment Agreement, dated effective as of January 1, 2002, between Michael C. Wood and LeapFrog.

10.13	*†	Employment Agreement, dated as of April 1, 2002, between Thomas J. Kalinske and LeapFrog.

10.14	*†	Employment Agreement, dated Effective as of April 1, 2002, between Paul Rioux and LeapFrog, as amended.

10.15	*†	Employment Agreement, dated November 10, 1997, between Timothy Bender and LeapFrog.

10.18	*†	Promissory Note, dated June 30, 2000, between Michael C. Wood and LeapFrog.

10.19	*†	Promissory Note, dated July 6, 2000, between Timothy Bender and LeapFrog.

10.20	*†	Promissory Note, dated July 6, 2000, between Robert Lally and LeapFrog.

10.21	*†	Promissory Note, dated August 1, 2000, between James Marggraff and LeapFrog.

10.22	*	Tax Sharing Agreement dated as of July 3, 2002, between Knowledge Universe, Inc. and LeapFrog.

10.23	**†	Amended and Restated Stock Pledge Agreement, dated July 25, 2002, between Timothy Bender and LeapFrog.

10.24	**†	Amended and Restated Stock Pledge Agreement, dated July 25, 2002, between Robert Lally and LeapFrog.

10.25	**†	Amended and Restated Stock Pledge Agreement, dated July 25, 2002, between James Marggraff and LeapFrog.

10.26		Business Loan Agreement, dated December 31, 2002, between Bank of America, N.A. and LeapFrog.

21.01		List of Subsidiaries.

23.01		Consent of Ernst & Young LLP, Independent Auditors.

24.01		Power of Attorney (See signature page to this Form 10-K).

99.1		Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the same numbered exhibit previously filed with the company’s registration statement on Form S-1 (SEC File No. 333-86898)
**	Incorporated by reference to the same numbered exhibit previously filed with the company’s report on Form 10-Q filed on November 12, 2002 (SEC File No. 001-31396)
†	Compensation plans or arrangements in which directors or executive officers are eligible to participate or participate.