Form 10-Q
period 2003-03-31
LEAPFROG ENTERPRISES INC
filed 2003-05-14
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-31396

LeapFrog Enterprises, Inc.

(Exact Name of Registrant, As Specified in its Charter)

Delaware	95-4652013
(State of Incorporation)	(I.R.S. Employer Identification No.)

6401 Hollis Street, Suite 150, Emeryville, California 94608-1071

(Address of Principal Executive Offices, Including Zip Code)

Registrant’s Phone Number, Including Area Code: (510) 420-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of Class A common stock, par value $0.0001, and Class B common stock, par value $0.0001, outstanding as of April 30, 2003, was 24,892,087 and 31,636,962, respectively.

i

PART 1.

FINANCIAL INFORMATION

Item 1. Financial Statements

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,		December 31, 2002
	2003	2002
	(Unaudited)		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$113,832	$1,436	$73,327
Short term investments	14,186	—	—
Accounts receivable, net of allowances of $9,388, $8,179 and $16,388 at March 31, 2003 and 2002 and December 31, 2002, respectively	57,989	45,564	169,670
Inventories, net	81,872	43,291	84,460
Prepaid expenses and other current assets	6,923	2,540	4,065
Notes receivable due from related parties	—	—	595
Deferred income taxes	9,671	8,480	16,783

Total current assets	284,473	101,311	348,900

Property and equipment, net	20,541	18,128	20,239
Other assets	132	93	284
Notes receivable due from related parties	—	694	—
Investments in affiliates and related parties	200	200	200
Deferred income taxes	10,573	2,649	4,867
Intangible assets, net	26,031	23,675	23,192

Total assets	$341,950	$146,750	$397,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,237	$19,124	$58,844
Accrued liabilities	21,201	12,394	40,533
Deferred revenue	2,186	2,344	3,006
Income taxes payable	—	138	21,832

Total current liabilities	46,624	34,000	124,215

Long term debt	—	17,204	—
Deferred rent and other long term liabilities	573	274	550
Deferred income taxes	3,344	2,193	4,119

Commitments and contingencies

Redeemable convertible series A preferred stock, $0.0001 par value; 2,000,000 shares authorized at March 31, 2003 and December 31, 2002, and 6,000,000 shares authorized at March 31, 2002; -0- outstanding at March 31, 2003 and December 31, 2002; 2,000,000 issued and outstanding at March 31, 2002, net of $861 of issuance costs. (Liquidation preference of $25,000 at March 31, 2002).	—	24,139	—

Stockholders’ equity:
Class A common stock, par value $0.0001; 139,500,000 shares authorized at March 31, 2003 and December 31, 2002, and 70,000,000 shares authorized at March 31, 2002; shares issued and outstanding: 22,118,761, 3,486,577 and 15,700,467 at March 31, 2003 and 2002 and December 31, 2002, respectively	2	—	2
Class B common stock, par value $0.0001; 40,500,000 shares authorized; 33,989,800, 30,487,805 and 38,678,831 shares issued and outstanding at March 31, 2003 and 2002 and December 31, 2002, respectively.	3	3	4
Treasury stock; -0- at March 31, 2003 and December 31, 2002, and 232,160 shares at March 31, 2002	—	(550)	—
Additional paid-in capital	247,413	76,479	227,020
Deferred compensation	(4,301)	(3,318)	(4,922)
Notes receivable from stockholders	—	(4,323)	(2,624)
Accumulated other comprehensive (loss) income	108	(1)	165
Retained earnings	48,184	650	49,153

Total stockholders’ equity	291,409	68,940	268,798

Total liabilities and stockholders’ equity	$341,950	$146,750	$397,682

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Net sales	$76,733	$57,980
Cost of sales	35,230	30,564

Gross profit	41,503	27,416

Operating expenses:
Selling, general and administrative	21,521	16,170
Research and development	14,404	12,686
Advertising	6,355	5,043
Depreciation and amortization	2,765	1,590

Total operating expenses	45,045	35,489

Loss from operations	(3,542)	(8,073)

Interest expense	(3)	(485)
Interest income	326	106
Other income	1,604	24

Loss before benefit for income taxes	(1,615)	(8,428)
Benefit for income taxes	(646)	(3,369)

Net loss	$(969)	$(5,059)

Net loss per common share—basic and diluted	$(0.02)	$(0.15)

Shares used in calculating net loss per common share—basic and diluted	55,161,533	33,694,444

See accompanying notes.

LEAPFROG ENTERPRISES, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Net loss	$(969)	$(5,059)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,706	2,015
Amortization	161	147
Provision for allowances for accounts receivable	3,173	2,939
Deferred income taxes	631	(2,668)
Deferred rent	23	29
Deferred revenue	(820)	94
Amortization of deferred compensation	557	192
Conversion of stock appreciation rights to non-statutory stock options	—	331
Stock option compensation related to nonemployees	220	9
Tax benefit from exercise of stock options	11,194	—
Amortization of bond premium	(18)	—

Other changes in operating assets and liabilities:
Accounts receivable	108,508	66,996
Inventories	2,588	2,812
Prepaid expenses and other current assets	(2,539)	(482)
Notes receivable due from related parties	276	(5)
Other assets	152	55
Accounts payable	(35,606)	(15,288)
Accrued liabilities	(19,332)	(1,947)
Income taxes payable	(21,832)	(9,496)

Net cash provided by operating activities	50,073	40,674

Investing activities:
Purchases of property and equipment	(4,009)	(3,286)
Purchase of intangible assets	(3,000)	(250)
Purchases of short term investments	(14,168)	—

Net cash used for investing activities	(21,177)	(3,536)

Financing activities:
Borrowings under credit agreement	—	100,637
Repayments under credit agreement	—	(144,596)
Proceeds from the payment of notes receivable from stockholders	2,624	—
Proceeds from the exercise of stock options and employee stock purchase plan	9,042	—

Net cash provided by (used in) financing activities	11,666	(43,959)
Effect of exchange rate changes on cash	(57)	(12)

Increase (decrease) in cash and cash equivalents	40,505	(6,833)
Cash and cash equivalents at beginning of period	73,327	8,269

Cash and cash equivalents at end of period	$113,832	$1,436

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$12,746	$8,800
Interest	$—	$725

Noncash investing and financing activities:
Common stock issued in exchange for notes receivable	$—	$250
Issuance of warrant for services rendered and previously accrued	$—	$142
Issuance of stock options related to conversion of stock appreciation rights	$—	$489

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share, per share and percent data)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the financial position and interim results of LeapFrog Enterprises, Inc. (the “Company”) as of and for the periods presented have been included. Certain amounts in the financial statements for prior periods have been reclassified to conform to the current period’s presentation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Because the Company’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

The financial information included herein should be read in conjunction with the Company’s consolidated financial statements and related notes in its 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003 (SEC File No. 001-31396).

2. Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash and money market accounts. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. For the periods presented, cash equivalents consist of cash, money market funds, short-term fixed income municipal securities and short-term corporate auction preferred securities. Concentration of credit risk is limited by diversifying investments among a variety of high credit-quality issuers.

3. Short Term Investments

Short term investments generally consist of investment grade municipal securities with maturities of one year or less. The Company classifies all short term investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a component of stockholders’ equity. The cost of securities sold is based on the specific identification method. At March 31, 2003, the $14,186 balance comprised municipal securities and the carrying value approximated the fair value.

4. Inventories

Inventories consist of the following:

	March 31,
	2003	2002	December 31, 2002
Raw materials	$18,795	$7,012	$17,007
Finished goods	63,077	36,279	67,453

Inventories, net	$81,872	$43,291	$84,460

5. Acquisition of Intangible Assets

In February 2003, the Company acquired certain trademark rights in connection with the settlement agreement entered into with Publications International, Ltd. The Company obtained an independent valuation of such trademark rights and recorded the intangible asset at $3,000.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share, per share and percent data)

(Unaudited)

6. Notes Receivable From Stockholders

Notes receivable due from related parties consists of the interest and payroll tax owed on non-recourse promissory notes from former employees and full recourse promissory notes from current employees for the exercise of vested stock options. The receivable for the loan principal is recorded as notes receivable from stockholders under stockholders’ equity. For the non-recourse notes, both principal and accrued interest were due in full on the earlier of (1) December 31, 2006 or (2) 120 days following an initial public offering. For the full recourse notes, both principal and accrued interest were due in full on the earlier of (1) December 31, 2006 or (2) ten days following the later of an initial public offering or the expiration of the applicable lock-up period. Of notes receivable due from related parties, at December 31, 2002, $595 had been classified as current, while at March 31, 2002, $694 had been classified as long term.

In January 2003, the entire balance of notes receivable from stockholders of $2,624, and the related accrued interest receivable of $347 and payroll tax receivable of $565, was paid to the Company by the respective stockholders. The Company has no remaining notes receivable due from stockholders.

7. Stock Based Compensation

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. As allowed under the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with stock options granted to employees where exercise prices are equal to or greater than fair value. Deferred compensation for options granted to employees is determined as the difference between the deemed fair market value of the Company’s common stock on the date options were granted in excess of the exercise price.

Stock-based compensation arrangements with nonemployees are accounted for in accordance with SFAS 123 and EITF No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” using a fair value approach. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

For purposes of disclosures pursuant to SFAS 123, as amended by SFAS 148, the estimated fair value of options is amortized over the options’ vesting period. The following table illustrates the effect on net loss and net loss per common share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation :

	Three Months Ended March 31,
	2003	2002
Net loss as reported	$(969)	$(5,059)
Add: Stock based employee compensation expense included in reported net loss, net of related tax effects	$334	$115
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,122)	(957)

Pro forma net loss	$(1,757)	$(5,901)

Net loss per common share as reported	$(0.02)	$(0.15)

Pro forma net loss per common share—basic and diluted	$(0.03)	$(0.18)

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share, per share and percent data)

(Unaudited)

8. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and currency translation adjustment.

	Three Months Ended March 31,
	2003	2002
Net loss	$(969)	$(5,059)
Currency translation adjustment	(57)	(12)

Comprehensive loss	$(1,026)	$(5,071)

9. Net Loss Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share (“SFAS 128”), which requires the presentation of basic net income (loss) per common share and diluted net income (loss) per common share. Basic net income (loss) per common share excludes any dilutive effects of options, warrants and convertible securities.

If the Company had reported net income for the three months ended March 31, 2003 and 2002, the calculation of diluted net income per share also would have included 3,833,717 of common equivalent shares related to outstanding stock options in 2003, and 10,324,913 of common equivalent shares related to redeemable convertible preferred stock, outstanding stock options and warrants in 2002 (determined using the treasury stock method).

10. Segment Reporting

The Company’s reportable segments include U.S. Consumer, Education and Training, and International.

The U.S. Consumer segment includes the design, production and marketing of electronic educational toys and books, sold primarily through U.S. retail channels. The Education and Training segment includes the design, production and marketing of educational instructional materials sold primarily to K-12 school systems. For the International segment, the Company designs, markets and sells products in non-U.S. markets.

	Net Sales	Income (Loss) from Operations
Three Months Ended March 31, 2003
U.S. Consumer	$59,664	$(2,670)
Education and Training	5,938	(2,008)
International	11,131	1,136

Total	$76,733	$(3,542)

Three Months Ended March 31, 2002
U.S. Consumer	$45,253	$(7,373)
Education and Training	3,561	(1,429)
International	9,166	729

Total	$57,980	$(8,073)

Total Assets	March 31, 2003	March 31, 2002	December 31, 2002
U.S. Consumer	$294,992	$135,782	$354,874
Education and Training	7,404	7,574	6,602
International	39,554	3,394	36,206

Total	$341,950	$146,750	$397,682

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share, per share and percent data)

(Unaudited)

11. Conversion of Class B Common Stock

During the three months ended March 31, 2003, a total of 4,689,031 shares of Class B common stock were converted to Class A common stock on a one for one basis.

12. Legal Proceedings

The following legal proceedings were terminated during the three-month period ended March 31, 2003:

LeapFrog Enterprises, Inc. v. Franklin Electronic Publishers, Inc.

In February 2003, the Company entered into a confidential settlement agreement and release of all claims with Franklin Electronic Publishers, Inc., or Franklin, and the northern federal district court of California granted the joint motion by Franklin and LeapFrog to dismiss with prejudice all of the claims and counterclaims in the lawsuit.

Publications International, Ltd. v. LeapFrog Enterprises, Inc.

In February 2003, the Company entered into a confidential settlement agreement and release of claims with Publications International, Ltd., or PIL. As a result of the settlement, the Company acquired PIL’s rights to the designation LEAP FROG and LEAP FROG design trademark, and the lawsuit against the Company in federal court in Illinois was dismissed with prejudice.

13. Subsequent Events

In May 2003, the Company entered into a confidential settlement agreement and release of all claims with General Creation LLC, and filed a joint motion in federal district court in Virginia seeking dismissal with prejudice of all of the claims and counterclaims in the patent lawsuit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read with our financial statements and notes included elsewhere in this quarterly report on Form 10-Q. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” and “would” or any variations of words with similar meanings. These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, risks and uncertainty discussed in this report and those that are or may be discussed from time to time in our public announcements and filings with the SEC, such as our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2003 (SEC File No. 001-31396) under the headings “Risk Factors That May Affect Our Results and Stock Price” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our future Forms 8-K, 10-Q and 10-K. We undertake no obligation to revise the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect events or circumstances occurring after the date of the filing of this report.

OVERVIEW

We design, develop and market technology-based educational platforms, related interactive software and stand-alone products for sale to retailers, distributors and schools. Since the founding of our business in 1995, we have grown from a start-up company selling stand-alone educational toys into a company selling multiple platform products and related interactive software, as well as stand-alone products, with total net sales in 2002 of $531.8 million.

We operate three business segments, which we refer to as U.S. Consumer, Education and Training, and International. In the U.S. Consumer segment, we market and sell our products directly to national and regional mass-market and specialty retailers as well as to other retail stores through sales representatives. Our Education and Training segment targets the school market in the United States, including sales directly to educational institutions, to teacher supply stores and through catalogs aimed at educators. In our International segment, we sell our products outside the United States directly to overseas retailers and through various distribution and strategic arrangements. To date, we have sold our products predominantly through the toy sections of major retailers. For further information regarding our three business segments, see Note 10 to our consolidated financial statements contained elsewhere in this quarterly report.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 28, 2003 (SEC File No. 001-31396). However, some of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue upon shipment of our products provided that there are no significant post-delivery obligations to the customer and collection is reasonably assured, which generally occurs upon shipment, either from our U.S. distribution facility or directly from our third-party manufacturers. Net sales represent gross sales less negotiated price allowances based primarily on volume purchasing levels, estimated returns and allowances for defective products. A small portion of our revenue is deferred and recognized as revenue over an eighteen-month period, which is the estimated period of use of the product. We deferred approximately 0.3% and 1.4% of net sales in the first quarter of 2003 and 2002, respectively.

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

We provide estimated allowances for product returns, chargebacks, and defectives on product sales in the same period that we record the related revenue. We estimate our allowances by utilizing historical information for existing products. For new products, we estimate our allowances for product returns on specific terms for product returns and our experience with similar products. In estimating returns, we analyze (i) historical returns and sales patterns, (ii) analysis of credit memo data, (iii) current inventory on hand at customers, (iv) changes in demand and (v) introduction of new products. We continually assess the historical rates experience and adjust our allowances as appropriate, and consider other known factors. Additional allowances may be required if actual product returns, chargebacks and defective products are greater than our estimates.

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

Intangible Assets

Intangible assets, including excess purchase price over the cost of net assets acquired, arose from our September 23, 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, our acquisition of substantially all the assets of Explore Technologies on July 22, 1998, and our acquisition of certain trademark rights in February 2003. We obtained an independent valuation of such trademark rights and recorded the intangible asset at $3,000. At March 31, 2003, our intangible assets had a net balance of $26.0 million. This balance included $19.5 million of goodwill and other indefinite lived assets, which are not subject to amortization. At December 31, 2002, we tested our goodwill and other intangible assets for impairment based on a combination of the fair value of the cash flows that the business can be expected to generate in the future, known as the income approach, and the fair value of the business as compared to other similar publicly traded companies, known as the market approach. Based on this assessment we determined that no adjustments were necessary to the stated values.

Website Development, Content Development and Tooling Capitalization

We capitalized website development costs in accordance with Emerging Issues Task Force 00-02, “Accounting for Website Development Costs” guidelines. However the development work for our current website was largely completed in 2002. Therefore we did not incur any website development costs in the first quarter of 2003. We depreciate capitalized website development costs on a straight-line basis over two years. We capitalized $0.3 million and $3.1 million of website development costs for the years ended December 31, 2002 and 2001, respectively.

We capitalize the prepublication costs of books as content development costs. Only costs incurred with outside parties are capitalized. In the first quarter of 2003, we capitalized $1.3 million of content development costs, $0.8 million of which pertained to our Education and Training segment. In the first quarter of 2002, we capitalized $1.0 million in content development costs, $0.9 million of which pertained to our Education and Training segment. We depreciate these assets from the time of publication over their estimated useful lives, estimated to be three years, using the sum of year’s digits method. If the related content is deemed to have a shorter useful life, its estimated useful life and the amount of periodic amortization is adjusted accordingly. To the extent that books are taken out of circulation, any remaining unamortized content development costs are written off at the time the book is taken out of production.

We capitalize costs related to manufacturing tools developed for our products. We capitalized $0.9 million and $1.3 million related to manufacturing tools in the first quarter of 2003 and 2002, respectively. We depreciate these assets on a straight-line basis, in cost of sales, over an estimated useful life of two years. If the related product line or our manufacturing production results in a shorter life than originally expected, its estimated useful life and the amount of periodic depreciation is adjusted accordingly. To the extent that product lines are discontinued, the net book value of any remaining manufacturing tools are written off at the time the tools are taken out of production.

Stock-Based Compensation

We account for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation is generally not recorded for options granted at fair value to employees and directors.

Stock-based compensation arrangements with nonemployees are accounted for in accordance with SFAS 123, “Accounting for Stock-Based Compensation,” and EITF No. 96-18, “Accounting for Equity Instruments that Are Issued to

Others than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” using a fair value approach. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

In 2002, Mr. Wood, our founder, Chief Executive Officer and President, Mr. Thomas J. Kalinske, our Chairman, and Mr. Paul A. Rioux, our Vice Chairman and acting Chief Operating Officer, entered into new employment agreements providing for, among other things, acceleration of vesting and extension of the exercise period of their stock options upon the termination of their employment by LeapFrog without cause or by the employee for good reason (as defined in the agreements) or a change in control of LeapFrog during the term of the applicable agreement. Under applicable accounting principles, upon any termination of employment or change in control resulting in such acceleration or extension, we would be required to recognize compensation expense. The amount of any such compensation expense would depend on the number of option shares affected by the acceleration or extension and could be material to our financial results.

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

In July 2002, we converted 1,585,580 stock appreciation rights into options to purchase an aggregate of 1,585,580 shares of Class A common stock. The expense related to the conversion of the vested stock appreciation rights was $1.6 million through July 2002 based on vested rights with respect to 192,361 shares of Class A common stock outstanding as of July 25, 2002 at our initial public offering price of $13.00 per share. Our deferred compensation expense in connection with the conversion of 1,310,594 unvested stock appreciation rights held by employees converted to options to purchase 1,310,594 shares of Class A common stock, was $4.0 million. In accordance with generally accepted accounting principles, beginning in the third quarter of 2002 and for the following 16 quarters, we have recognized and will continue to recognize this expense over the remaining vesting period of the options into which the unvested rights are converted. Deferred compensation related to the unvested portion will be amortized to expense as the options vest. To the extent any of the unvested options are forfeited, our actual expense recognized could be lower than currently anticipated. Concurrently with our initial public offering, we stopped granting stock appreciation rights under the Employee Equity Participation Plan.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

The following table sets forth selected information concerning our results of operations as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2003	2002
Net Sales	100.0%	100.0%
Cost of Sales	45.9	52.7

Gross Profit	54.1	47.3

Operating expenses:

Selling, general and administrative	28.0	27.9
Research and development	18.8	21.9
Advertising	8.3	8.7
Depreciation and amortization	3.6	2.7

Total operating expenses	58.7	61.2

Loss from operations	(4.6)	(13.9)
Interest income (expense) and other income (expense), net	2.5	(0.6)

Loss before benefit for income taxes	(2.1)	(14.5)
Benefit for income taxes	(0.8)	(5.8)

Net loss	(1.3)%	(8.7)%

Net Sales

Net sales increased by $18.7 million, or 32%, from $58.0 million in the three months ended March 31, 2002 to $76.7 million in the three months ended March 31, 2003. The net sales increase was driven primarily by strong volume increases in software and stand-alone products, partially offset by lower platform sales. Due to the seasonal nature of our business, the first quarter product sales mix is not necessarily indicative of our expected full year results.

Net sales for each segment, in dollars and as a percentage of total company net sales, were as follows:

	Three Months Ended March 31,
	2003		2002
Segment	$(1)	% of Total Company Sales	$(1)	% of Total Company Sales
U.S. Consumer	$59.7	78%	$45.3	78%
Education and Training	5.9	8%	3.6	6%
International	11.1	14%	9.2	16%

Total Company	$76.7	100%	$58.0	100%

(1)	In millions.

U.S. Consumer. Our U.S. Consumer segment’s net sales increased by $14.4 million, or 32%, from $45.3 million in the first quarter of 2002 to $59.7 million in the first quarter of 2003. This segment comprised 78% of total company net sales for the first quarter of 2003 and accounted for 77% of the increase in total company net sales. The sales increase was primarily due to higher year over year sales demand achieved through increased shelf space at our major retailers. Software net sales in our U.S Consumer segment increased $14.0 million, or 94%, from $14.8 million in the first quarter of 2002 to $28.8 million in the first quarter of 2003. Sales of software products accounted for 48% of our U.S. Consumer segment net sales in the first quarter of 2003, compared to 33% of our U.S. Consumer segment net sales in the first quarter of 2002. Net sales of stand-alone products increased $5.3 million, or 56%, from $9.5 million in the first quarter of 2002 to $14.8 million in the first quarter of 2003 in our U.S. Consumer segment. Sales of standalone products accounted for 25% of our U.S. Consumer segment net sales in the first quarter of 2003, compared to 21% in the first quarter of 2002. Platform net sales in our U.S. Consumer segment decreased $4.9 million, or 23%, from $21.0 million in the first quarter of 2002 to $16.1 million in the first quarter of 2003. Sales of platforms were 27% of U.S. Consumer net sales for the first quarter of 2003 compared to 46% of total U.S. Consumer net sales in the first quarter of 2002. On a full year basis, we expect positive sales dollar increases in platforms, software and stand-alone product lines. The trend of software sales comprising a larger percentage of the overall product mix is expected to continue, largely due to our growing installed base of platforms and an increase in the number of available software titles.

Education and Training. Our Education and Training segment’s net sales increased by $2.3 million, or 67%, from $3.6 million in the first quarter of 2002 to $5.9 million in the first quarter of 2003. This segment comprised 8% of total company net sales for the first quarter of 2003 and accounted for 13% of the increase in total company net sales. The increase in net sales in this segment, compared to the first quarter of 2002, was primarily the result of our larger and more established direct sales force, increased product offerings and increased brand awareness.

International. Our International segment’s net sales increased by $1.9 million, or 21%, from $9.2 million in the first quarter of 2002 to $11.1 million in the first quarter of 2003. This segment comprised 14% of total company net sales for the first quarter of 2003 and accounted for 10% of the increase in total company net sales in the same period in 2002. Sales increased 21% in this segment despite the cancellation of our two-year Quantum Pad sales program with Benesse Corporation. We continue to build our relationship with Benesse Corporation with focus on our LeapPad platform and its related content. This direct-to-home sales program accounted for $6.0 million, or 65%, of first quarter 2002 International segment net sales. The remainder of our International segment, which consists of sales through retailers, grew significantly in the first quarter, primarily due to increased sales in the United Kingdom and Canada. The increase in sales in the United Kingdom was primarily due to larger market penetration resulting from more localized products and larger retail shelf space. The Canadian sales increase was primarily the result of our transition from an outside distributor to internally controlled supply and distribution operations.

Gross Profit

Gross profit increased by $14.1 million, or 51%, from $27.4 million in the first quarter of 2002 to $41.5 million in the first quarter of 2003. Gross profit as a percentage of net sales, or gross profit margin, increased from 47.3% in the first quarter of 2002 to 54.1% in the first quarter of 2003. The increase in gross profit margin was achieved through lower manufacturing and integrated circuit costs and an increased percentage of higher-margin software sales in the overall product mix.

Gross profit for each segment and the related percentage of segment net sales were as follows:

	Three Months Ended March 31,
	2003		2002
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales
U.S. Consumer	$31.4	52.6%	$22.1	48.9%
Education and Training	4.1	69.6%	2.3	65.2%
International	6.0	53.6%	3.0	32.4%

Total Company	$41.5	54.1%	$27.4	47.3%

U.S. Consumer. Our U.S. Consumer segment’s gross profit increased by $9.3 million, or 42%, from $22.1 million in the first quarter of 2002 to $31.4 million in the first quarter of 2003. Gross profit margin increased from 48.9% in the first quarter of 2002 to 52.6% in the first quarter of 2003. This segment represented 66% of the total company gross profit increase. This improvement was primarily due to higher total net sales, lower manufacturing and integrated circuit costs and an increased percentage of software sales, which have a significantly higher gross profit margin than our other products.

Education and Training. Our Education and Training segment’s gross profit increased by $1.8 million, or 78%, from $2.3 million in the first quarter of 2002 to $4.1 million in the first quarter of 2003. Gross profit margin increased from 65.2% in the first quarter of 2002 to 69.6% in the first quarter of 2003. This segment represented 13% of the total company gross profit increase. This increase was primarily due to increased sales and lower manufacturing costs.

International. Our International segment’s gross profit increased by $3.0 million, or 100.9%, from $3.0 million in the first quarter of 2002 to $6.0 million in the first quarter of 2003. Gross profit margin increased from 32.4% in the first quarter of 2002 to 53.6% in the first quarter of 2003. This segment represented 21% of the total company gross profit margin increase. The significant increase in gross profit margin was primarily a result of increased direct sales to retailers rather than distributors.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $5.3 million, or 33%, from $16.2 million in the first quarter of 2002 to $21.5 million in the first quarter of 2003. As a percentage of net sales, selling, general and administrative expenses increased from 27.9% in the first quarter of 2002 to 28.0% in the first quarter of 2003. The increase is attributed to higher net compensation expenses resulting from our emphasis on building internal sales and marketing teams and infrastructure to support our projected worldwide growth, and increased legal expenses associated with various litigation matters.

Research and Development Expenses

Research and development expenses increased by $1.7 million, or 13%, from $12.7 million in the first quarter of 2002 to $14.4 million in the first quarter of 2003. As a percentage of net sales, research and development expenses decreased from 21.9% in the first quarter of 2002 to 18.8% in the first quarter of 2003.

Content development expense increased by $1.6 million, or 24%, from $6.7 million in the first quarter of 2002 to $8.3 million in the first quarter of 2003. However, as a percentage of net sales, content development expenses decreased from 11.6% in the 2002 to 10.8% in 2003. The increase in dollars was largely related to the development of an expanded library of content for use with our existing and new platforms.

Product development and engineering expenses increased by $0.1 million, or 2%, from $5.9 million in the first quarter of 2002, to $6.0 million in the first quarter of 2003. As a percentage of net sales, product development and engineering expenses decreased from 10.3% to 7.9% primarily due to increased sales. This decrease as a percentage of net sales is largely due to the timing of our product development and engineering projects. Due to the development of new platforms scheduled to be released in the second half of 2003, we expect these expenses to increase as a percentage of net sales during the remainder of 2003.

Advertising Expense

Advertising expense increased by $1.4 million, or 26%, from $5.0 million in the first quarter of 2002 to $6.4 million in the first quarter of 2003. As a percentage of net sales, advertising expense decreased from 8.7% in 2002 to 8.3% in 2003.

The dollar increase in advertising expense for the first quarter of 2003 as compared to the corresponding period of the prior year was primarily due to increased print advertising and television media time purchased to increase worldwide brand awareness. Historically, our advertising expense has increased significantly in dollars and as a percentage of net sales in the third and fourth quarters due to the concentration of our television advertising in the pre-holiday selling period. We anticipate that this seasonal trend will continue in 2003. We anticipate advertising expenses, as a percentage of net sales, to remain relatively flat for the full year of 2003 compared to the corresponding period in 2002.

Depreciation and Amortization Expenses (Excluding Depreciation of Tooling and Other Manufacturing Equipment, Which Is Included in Cost of Sales)

Depreciation and amortization expenses increased by $1.2 million, or 74%, from $1.6 million in the first quarter of 2002, to $2.8 million in the first quarter of 2003. As a percentage of net sales, depreciation and amortization expenses increased from 2.7% in the first quarter of 2002 to 3.6% in the first quarter of 2003.

Loss From Operations

Our loss from operations decreased by $4.6 million, or 56%, from a loss of $8.1 million in the first quarter of 2002 to a loss of $3.5 million in the first quarter of 2003. As a percentage of net sales, our loss from operations decreased from (13.9)% in the first quarter of 2002 to (4.6)% in the first quarter of 2003. This improvement was due to increased sales, improved gross profit margin, and expense leverage achieved on the higher sales base.

Income or loss from operations for each segment and the related percentage of segment net sales were as follows:

	Three Months Ended March 31,
	2003		2002
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales
U.S. Consumer	$(2.7)	(4.5)%	$(7.4)	(16.3)%
Education and Training	(2.0)	(33.8)%	(1.4)	(40.1)%
International	1.1	10.2%	0.7	7.9%

Total Company	$(3.5)	(4.6)%	$(8.1)	(13.9)%

(1)	In millions.

U.S. Consumer. Our U.S. Consumer segment’s loss from operations decreased by $4.7 million, or 64%, from a loss of $7.4 million in the first quarter of 2002 to a loss of $2.7 million in the first quarter of 2003. As a percentage of net sales, loss from operations decreased from (16.3)% in the first quarter of 2002 to (4.5)% in the first quarter of 2003. The improved net loss from operations in our U.S. Consumer segment is due to strong sales growth and increased gross profit margin due to the factors discussed above.

Education and Training. Our Education and Training segment’s loss from operations increased by $0.6 million, or 41%, from a loss of $1.4 million in the first quarter of 2002 to a loss of $2.0 million in the first quarter of 2003. As a percentage of net sales, loss from operations decreased from (40.1)% in the first quarter of 2002 to (33.8)% in the first quarter of 2003. The segment’s increases in net sales and gross profit margin were offset by higher operating costs, principally content development amortization costs. This segment is in the early stage of growth, and our decision to invest in operations, personnel and product development related to this segment is based on what we believe to be a large opportunity in the U.S. school market. We expect to continue investment in our Education and Training segment.

International. Our International segment’s income from operations increased by $0.4 million, or 56%, from $0.7 million in the first quarter of 2002 to $1.1 million in the first quarter of 2003. As a percentage of net sales, income from operations increased from 7.9% in the first quarter of 2002 to 10.2% in the first quarter of 2003. This increase was primarily due to increased sales in the United Kingdom and Canada offset by decreased sales to Benesse Corporation and higher operating expenses resulting from our worldwide expansion.

Other

Net interest income (expense) increased by $0.7 million from an expense of $0.4 million in the first quarter of 2002 to income of $0.3 million in the first quarter of 2003. This increase was primarily due to the combination of higher average cash balances and the elimination of our debt.

Other income increased by $1.6 million due primarily to the one-time payment received from Benesse Corporation, which was partially offset by foreign exchange losses. The payment received from Benesse Corporation was in connection with the early cancellation of our Quantum Pad sales contract related to a discontinued direct-to-home program for Benesse’s middle school subscribers.

Net Loss

In the first quarter of 2003, we realized a net loss of $1.0 million, or (1.3)% of net sales, as a result of the above-described factors. In the comparable period in 2002, we realized a net loss of $5.1 million, or (8.7)% of net sales.

SEASONALITY

Our business is subject to significant seasonal fluctuations. The substantial majority of our net sales and all of our net income are realized during the third and fourth calendar quarters. In addition, our quarterly results of operations have fluctuated significantly in the past, and can be expected to continue to fluctuate significantly in the future, as a result of many factors, including: seasonal influences on our sales, such as the holiday shopping season and back-to-school purchasing; unpredictable consumer preferences and spending trends; the need to increase inventories in advance of our primary selling season; and timing of introductions of new products. For a discussion of these and other factors affecting seasonality, see “Our business is seasonal, and therefore our annual operating results will depend, in large part, on sales relating to the brief holiday season” and “Our quarterly operating results are susceptible to fluctuations that could cause our stock price to decline” under the heading “Risk Factors That May Affect Our Results and Stock Price.”

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $50.1 million in the three months ended March 31, 2003, compared to $40.7 million in the comparable period in 2002. The increase in operating cash flow during the first quarter of 2003 as compared to the first quarter of 2002 is primarily due to the collection of $108.5 million of accounts receivable, partially offset by a $35.6 million reduction in accounts payable and $12.8 million in income tax payments. Cash, cash equivalents and short-term investments were $128.0 million at March 31, 2003 compared to $73.3 million at December 31, 2002 and $1.4 million at March 31, 2002. Accounts receivable, decreased to $58.0 million at March 31, 2003, from $169.7 million at December 31, 2002, due primarily to the collection of fourth quarter sales revenue, and increased from $45.6 million at March 31, 2002, due to increased sales. Allowance for accounts receivable were $9.4 million at March 31, 2003, compared to $16.4 million at December 31, 2002, and $8.2 million at March 31, 2002. Our first quarter is typically cash flow positive due primarily to the collection of accounts receivable generated from fourth quarter holiday season sales and is not fully indicative of our full year cash flow trend.

Net inventories were $81.9 million, $84.5 and $43.3 million at March 31, 2003, December 31, 2002, and March 31, 2002 respectively. We are moderating the rate of increase in inventory to ensure we adequately provide for our projected sales growth. However, we are considering what actions we can take to mitigate the impact of Severe Acute Respiratory Syndrome, or SARS on our supply chain, including the possibility of increasing our inventory levels or finding new manufacturers. For a discussion of SARS, see “The recent outbreak of Severe Acute Respiratory Syndrome, or SARS, may adversely impact our business or the operations of our contract manufacturers or our suppliers” under the heading “Risk Factors That May Affect Our Results and Stock Price.” We typically commit to inventory production, content development and advertising expenditures prior to the peak third and fourth quarters retail selling season. These timing differences between expenses incurred and the related cash collection negatively impact our cash flow during the year, particularly in the second half.

Net cash used in investing activities was $21.2 million in the three months ended March 31, 2003, compared to $3.5 million in the same period in 2002. The primary components of net cash used in investing activities in 2003 were purchases of $14.2 million of short-term investments, $4.0 million of property and equipment, and $3.0 million of intangible assets. In 2002, the $3.5 million used in investing activities related primarily to purchases of $3.3 million of property and equipment and $0.2 million of intangible assets.

Net cash provided by financing activities was $11.7 million in the three months ended March 31, 2003, compared to net cash used of $44.0 million in the same period in 2002. Net cash provided by financing activities in 2003 were related to proceeds received from stock option exercises, purchases through our employee stock purchase plan and payment of notes receivable from stockholders. In 2002, net cash used in financing activities was primarily related to borrowings under a credit agreement.

On December 31, 2002, we entered into a $30.0 million three-year unsecured senior credit facility, with an option to increase the facility to $50.0 million, for working capital purposes. The agreement requires that we comply with certain financial covenants, including the maintenance of a minimum quick ratio on a quarterly basis and a minimum level of EBITDA on a rolling quarterly basis. We were in compliance with these covenants at March 31, 2003. The level of a certain financial ratio maintained by us determines the interest rates on borrowings. The interest rate will be between prime and prime plus 0.25% or LIBOR plus 1.25% and LIBOR plus 2.00%. At March 31, 2003 and 2002, we had outstanding letters of credit of $0.4 million and $2.7 million, respectively. At March 31, 2003, $29.6 million of unused borrowings were available to us.

We conduct our corporate operations from leased facilities and lease some equipment under operating leases. Generally, our leased facilities and operating leases have initial lease periods of three to ten years and contain provisions for renewal options of five years at market rates.

We estimate that our capital expenditures for 2003 will be between $15.0 million and $20.0 million, as compared to $14.8 million in 2002. The increase in our 2003 estimate over our actual 2002 capital expenditures is primarily related to increased capitalization of externally developed content for our platforms and manufacturing tools related to increased production levels and new product designs. We review our capital expenditure program periodically and modify it as required to meet current business needs.

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

Sales of our platforms, related software and stand-alone products typically have grown in the periods following initial introduction, but we expect sales of specific products to decrease as they mature. The introduction of new products and the enhancement and extension of existing products, through the introduction of additional software or by other means, are critical to our future sales growth. The successful development of new products and the enhancement and extension of our current products will require us to anticipate the needs and preferences of consumers and educators and to forecast market and technological trends accurately. Consumer preferences, and particularly children’s preferences, are continuously changing and are difficult to predict. In addition, educational curricula change as states adopt new standards. The development of new interactive learning products requires high levels of innovation and this process can be lengthy and costly. To remain competitive, we must continue to develop enhancements of our NearTouch, Mind Station and other technologies successfully. By the end of 2003, we intend to introduce a significant number of new platforms, stand-alone products and interactive books and other software for each of our three business segments. We cannot assure you that these or other future products will be introduced or, if introduced, will be successful. The failure to enhance and extend our existing products or to develop and introduce new products that achieve and sustain market acceptance and produce acceptable margins would harm our business and operating results.

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

We outsource substantially all of our finished goods manufacturing to eight manufacturers, all of whom manufacture our products at facilities in the Guangdong province in the southeastern region of China. For example, Jetta Company Limited was the sole manufacturer of all our LeapPad platforms in 2002. We depend on these manufacturers to produce sufficient volumes of our products in a timely fashion and at satisfactory quality levels. We generally allow retailers and distributors to return or receive credit for defective or damaged products. If our manufacturers fail to produce quality products on time and in sufficient quantities due to capital shortages, late payments from us, political instability, labor shortages, intellectual property disputes, natural disasters, energy shortages, terrorism or other disruptions to their businesses, our reputation and operating results would suffer. In addition, if our manufacturers decide to increase production for their other customers, they may be unable to manufacture sufficient quantities of our products and our business could be harmed.

The recent outbreak of Severe Acute Respiratory Syndrome, or SARS, may adversely impact our business or the operations of our contract manufacturers or our suppliers.

The SARS outbreak has been significantly focused on Asia, particularly in Hong Kong, where we have an office, and in the Guangdong province of China, where all of our finished goods manufacturers are located. The design, development and manufacture of our products could suffer if a significant number of our employees or the employees of our manufacturers or their suppliers contract SARS or otherwise are unable to fulfill their responsibilities. In the event of any significant outbreak, quarantine or other disruption, we may be unable to quickly identify or secure alternate suppliers or manufacturing facilities and our results of operations would be adversely affected.

In order to minimize the potential risks of SARS affecting our current manufacturing processes, we may seek to establish additional manufacturing relationships in different geographical locations. Establishing new manufacturing facilities would result in production yield issues; increased tooling, personnel, travel and shipping costs; and disruption of existing manufacturing and sourcing activities. Also, these new facilities may not be operational in time for us to fulfill the seasonal demands of our customers. If we are unable to establish alternative manufacturing operations efficiently or on a timely basis, our business would be adversely affected.

Also, to protect against disruption due to SARS later in the year, we may initiate at an earlier date than usual increased production with our current manufacturers in anticipation of expected seasonal demand. Increasing production earlier than usual would result in increased inventory levels that we may be unable to sell on terms that are favorable to us. If we are unable to sell the increased inventory on favorable terms, it could adversely affect our results of operations.

In April 2003, we instituted travel restrictions to and from parts of China and southern Asia for our employees as a precaution. While we possess technology that would allow us to design and develop our products with minimal travel to or from these areas, our operations could suffer delays or reduced efficiencies. This reduced travel and any other restrictions or quarantines by other businesses or governmental agencies could result in disruption to the design, development, sourcing, manufacturing and transport of our goods, which could adversely impact our business.

Our products are shipped from China and any disruption of shipping could harm our business.

We rely on four contract ocean carriers to ship virtually all of the products that we import to our primary distribution centers in California. Retailers that take delivery of our products in China rely on a variety of carriers to import those products. Any disruption or slowdown of service on importation of products caused by SARS-related issues, labor strikes, other labor disputes, terrorism, international incidents, quarantines, lack of available shipping containers or otherwise could significantly harm our business and reputation. For example, in 2002, a key collective bargaining agreement between the Pacific Maritime Association and the International Longshore and Warehouse Union affecting shipping of products to the Western United States, including our products, expired and, after a temporary extension, resulted in an eleven-day cessation of work at West Coast docks. This cessation of work cost us approximately $3.0 million in additional freight expenses. Although the Pacific Maritime Association and International Longshore and Warehouse Union have entered into a new collective bargaining agreement, any further disruption or slowdown of service on importation of products caused by labor disputes, terrorism, international incidents, lack of available shipping containers or otherwise could significantly harm our business and reputation.

Our quarterly operating results are susceptible to fluctuations that could cause our stock price to decline.

Historically, our quarterly operating results have fluctuated significantly. For example, our net income (loss) for the first through fourth quarters of 2002 were $(5.1) million, $(7.5) million, $26.7 million and $29.4 million. Our net income (loss) for the first quarter of 2003 was $(1.0) million. We expect these fluctuations to continue for a number of reasons, including:

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

Our LeapPad platform and related interactive books accounted for approximately 48% of our net sales in 2002. No other product line, together with its related software, accounted for more than approximately 10% of our net sales 2002. A significant portion of our future sales will depend on the continued commercial success of our LeapPad platform and related interactive books. If the sales for our LeapPad platform are below expected sales or if sales of our LeapPad interactive books do not grow as we anticipate, sales of our other products may not be able to compensate for these shortfalls and our overall sales would suffer.

Our business depends on three retailers that together accounted for approximately 69% of our net sales in 2002, and our dependence upon a small group of retailers may increase.

Wal-Mart (including Sam’s Club), Toys “R” Us, and Target accounted in the aggregate for approximately 69% of our net sales in 2002. We expect that a small number of large retailers will continue to account for a significant majority of our sales and that our sales to these retailers may increase as a percentage of our total sales. At December 31, 2002, Wal-Mart (including Sam’s Club) accounted for approximately 33% of our accounts receivable and Toys “R” Us accounted for approximately 30% of our accounts receivable. If any of these retailers experience significant financial difficulty in the future or otherwise fail to satisfy their accounts payable, our allowance for doubtful accounts receivable could be insufficient. If any of these retailers reduce their purchases from us, change the terms on which we conduct business with them or experience a future downturn in their business, our business and operating results could be harmed.

We do not have long-term agreements with our retailers and changes in our relationships with retailers could significantly harm our business and operating results.

We do not have long-term agreements with any of our retailers. As a result, agreements with respect to pricing, shelf space, cooperative advertising or special promotions, among other things, are subject to periodic negotiation with each retailer. Retailers make no binding long-term commitments to us regarding purchase volumes and make all purchases by delivering one-time purchase orders. If the number of our products increases as we have planned or the roll out of versions of our Learning Center shelf displays in selected retail stores proceeds as we anticipate, we will require more retail shelf space to display our various products. Any retailer could reduce its overall purchases of our products, reduce the number and variety of our products that it carries and the shelf space allotted for our products, decide not to incorporate versions of our Learning Center shelf displays in its stores or otherwise materially change the terms of our current relationship at any time. Any such change could significantly harm our business and operating results.

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

If we cannot increase market acceptance of our SchoolHouse division’s supplemental educational products, including our LeapTrack assessment system introduced in Fall 2002, the division may not become profitable and our future sales could suffer. As of December 31, 2001, we had capitalized $3.5 million of our content development costs relating to our SchoolHouse division. In 2002 we capitalized an additional $3.1 million and in the first quarter of 2003 we capitalized approximately $0.8 million. If the SchoolHouse division does not become profitable, we may have to write off some or all of these capitalized costs, which could significantly harm our operating results.

Our planned expansion into international markets may not succeed and our future operating results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

We have limited experience with sales operations outside the United States. In January 2000, we expanded beyond the use of international distributors to sell our products and started selling our products directly to retailers in the United Kingdom. We began selling directly to retailers in Canada in June 2002 and to retailers in France in July 2002, and we expect to begin selling to retailers in Mexico in the second half of 2003. We derived approximately 10% of our net sales from outside the United States in 2002 and 5% in 2001. We intend to increase our international sales through additional overseas offices to develop further our direct sales efforts, distributor relationships and strategic relationships with companies with operations outside of the United States, such as Benesse Corporation and Sega Toys in Japan. However, these and other efforts may not help increase sales of our products outside the United States. Our business is, and will increasingly be, subject to risks associated with conducting business internationally, including:

•	political and economic instability, military conflicts and civil unrest;

•	existing and future governmental policies;

•	greater difficulty in staffing and managing foreign operations;

•	complications in modifying our products for local markets or in complying with foreign laws, including consumer protection laws and local language laws;

•	transportation delays and interruptions;

•	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

•	trade protection measures and import or export licensing requirements;

•	currency conversion risks and currency fluctuations;

•	longer payment cycles, different accounting practices and problems in collecting accounts receivable; and

•	limitations, including taxes, on the repatriation of earnings.

Any difficulty with our international operations could harm our future sales and operating results.

Third parties have claimed, and may claim in the future, that we are infringing their intellectual property rights, which may cause us to incur significant litigation or licensing expenses or to stop selling some or all of our products or using some of our trademarks.

In the course of our business, we periodically receive claims of infringement or otherwise become aware of potentially relevant patents, copyrights, trademarks or other intellectual property rights held by other parties. Upon receipt of this type of communication, we evaluate the validity and applicability of allegations of infringement of intellectual property rights to determine whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies or trademarks or other proprietary matters in or on our products. Any dispute or litigation regarding patents, copyrights, trademarks or other intellectual property rights, regardless of its outcome, may be costly and time-consuming, and may divert our management and key personnel from our business operations. If we, our distributors or our manufacturers are adjudged to be infringing the intellectual property rights of any third party, we or they may be required to obtain a license to use those rights, which may not be obtainable on reasonable terms, if at all. We also may be subject to significant damages or injunctions against the development and sale of some or all of our products or against the use of a trademark in the sale of some or all of our products. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all the liability that could be imposed. We may presently be unaware of intellectual property rights of others that may cover some or all of our technology or products. We will continue to be subject to infringement claims as we increase the number and type of products we offer, as the number of products, services and competitors in our markets grow, as we enter new markets and as our products receive more attention and publicity. See “Part II, Item 1—Legal Proceedings” in this report for information about intellectual property infringement suits in which we are currently or have been involved. These suits include a suit filed by Technology Innovations, LLC alleging that our LeapPad platform, My First LeapPad platform and other products infringe one of its patents. If we fail to be successful in these lawsuits, it could require us to stop selling our LeapPad and other platforms and to pay damages.

Our intellectual property rights may not prevent our competitors from using our technologies or similar technologies to develop competing products, which could weaken our competitive position and harm our operating results.

Our success depends in large part on our proprietary technologies that are used in our My First LeapPad, LeapPad and Quantum Pad platforms, as well as our Explorer interactive globe series. We rely, and plan to continue to rely, on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with selected parties with whom we conduct business to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our intellectual property or deter independent third-

party development of similar technologies. For example, we are aware that products very similar to some of ours have been produced in China, and we are vigorously seeking to enforce our rights. However, we may not be able to enforce our intellectual property rights, if any, in China or other countries where such product may be manufactured or sold. Monitoring the unauthorized use of our proprietary technology and trademarks is costly, and any dispute or other litigation, regardless of outcome, may be costly and time-consuming and may divert our management and key personnel from our business operations. The steps we have taken may not prevent unauthorized use of our proprietary technology or trademarks, particularly in foreign countries where we do not hold patents or trademarks or where the laws may not protect our proprietary rights and trademarks as fully as in the United States. Some of our products and product features have limited intellectual property protection, and, as a consequence, we may not have the legal right to prevent others from reverse engineering or otherwise copying and using these features in competitive products. If we fail to protect or to enforce our intellectual property rights successfully, our rights could be diminished and our competitive position could suffer, which could harm our operating results.

If we are unable to compete effectively with existing or new competitors, our sales and market share could decline.

We currently compete primarily in the infant and toddler and preschool categories and electronic learning aids category of the U.S. toy industry and, to some degree, in the overall U.S. and international toy industry. Our SchoolHouse division competes in the supplemental educational materials market. Each of these markets is very competitive and we expect competition to increase in the future. For example, Mattel, Inc. will be introducing in 2003 a product under the name “Power Touch” having functionality similar to that of our LeapPad platform under Mattel’s Fisher-Price brand. We believe that we are beginning to compete, and will increasingly compete in the future, with makers of popular game platforms and smart mobile devices such as personal digital assistants. These companies are well situated to compete effectively in our primary markets. Additionally, we are beginning to cross over into their markets with products such as our iQuest handheld device and our Leapster platform, which is expected to be released by the end of 2003. Many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to changes in consumer requirements or preferences or to new or emerging technologies. They may also devote greater resources to the development, promotion and sale of their products than we do. We cannot assure you that we will be able to compete effectively in our markets.

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

Since the introduction of our first platform, we have grown rapidly, both domestically and internationally. Our net sales have grown from $71.9 million in 1999 to $531.8 million in 2002. During this period, the number of different products we offered at retail also increased significantly. At December 31, 1999, we had 85 employees and at December 31, 2002, we had 690 employees. In addition, we plan to hire a significant number of new employees over the remainder of 2003. This expansion has presented, and continues to present, significant challenges for our management systems and resources. If we fail to develop and maintain management systems and resources sufficient to keep pace with our planned growth, our operating results could suffer.

Changes in economic conditions, which can result in reduced demand for our products or higher prices for necessary commodities, could harm our business and operating results.

Recent weak economic conditions in the United States and elsewhere have adversely affected consumer confidence and consumer sales generally. In addition, the September 11, 2001 terrorist attacks significantly and negatively affected general economic conditions. Any future attacks and the responses to such attacks, including recent military action in the Middle East, or other significant events could further impact the economy. Further weakening of the economy could damage our sales in our U.S. Consumer and other segments. Other changes in general economic conditions, such as greater demand or higher prices for plastic, electronic components, liquid crystal displays and fuel, may delay manufacture of our products, increase our costs or otherwise harm our margins and operating results.

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

Knowledge Universe, L.L.C., Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken, together control all stockholder voting power as well as our board of directors.

Holders of our Class A common stock will not be able to affect the outcome of any stockholder vote. Our Class A common stock entitles its holders to one vote per share, and our Class B common stock entitles its holders to ten votes per share on all matters submitted to a vote of our stockholders. As of April 30, 2003, Lawrence J. Ellison and entities controlled by him, Michael R. Milken, Lowell J. Milken, and Knowledge Universe (which is controlled by Messrs. Milken, Milken and Ellison) and its affiliates, or, collectively, the “KU Control Group,” in the aggregate beneficially owned approximately 31.6 million shares of our Class B common stock, which represents approximately 93% of the combined voting power of our Class A common stock and Class B common stock. As a result, the KU Control Group controls all stockholder voting power, including with respect to:

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

This control by the KU Control Group could depress the market price of our Class A common stock or delay or prevent a change in control of LeapFrog. The KU Control Group is not prohibited from selling a controlling interest in us to a third party and can do so without requiring a buyer to acquire any of our Class A common stock.

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

Four of our nine directors are officers or directors of Knowledge Universe or its affiliates other than us. Our directors who are also officers or directors of Knowledge Universe or its other affiliates will have obligations to and interests in these companies as well as in us, and conflicts or potential conflicts of interest may result for these board members. Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken formed Knowledge Universe to build, through a combination of internal development and acquisitions, leading companies in areas relating to education, technology and career management and the improvement of individual and corporate performance. Knowledge Universe has formed, invested in or acquired, and in the future may form, invest in or acquire, other businesses that are involved in these and related areas, which businesses may be operated under the control of Knowledge Universe independently of us. Conflicts of interest between Knowledge Universe and its other affiliates and us may arise, and such conflicts of interest may not be resolved in a manner favorable to us, including potential competitive business activities, corporate opportunities, indemnity arrangements, registration rights, sales or distributions by Knowledge Universe or its affiliates of our common stock and the exercise by Knowledge Universe and its controlling owners of their ability to control our management and affairs. Our certificate of incorporation does not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest, or to ensure that potential business opportunities that may become available to both Knowledge Universe or its other affiliates and us will be reserved for or made available to us. Pertinent provisions of law will govern any such matters if they arise.

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

As of March 31, 2003, there were outstanding under our equity incentive plans options to purchase a total of approximately 8.7 million shares of Class A common stock. Contemporaneous with our initial public offering, we registered approximately 17.4 million shares of Class A common stock issuable under our equity incentive plans, which includes the shares issuable upon exercise of all of our options outstanding as of the date of our initial public offering as well as options to be granted in the future. To the extent we issue shares upon the exercise of any of these options, investors in our Class A common stock will experience additional dilution.

Sales of our shares could negatively affect the market price of our stock.

Sales of substantial amounts of shares in the public market could harm the market price of our Class A common stock. We had approximately 56.5 million shares of Class A common stock outstanding as of April 30, 2003, assuming the conversion of all outstanding Class B common stock into Class A common stock, and assuming no exercise of our outstanding options. A substantial number of these 56.5 million shares are restricted securities as defined by Rule 144 adopted under the Securities Act. These shares may be sold in the public market after the date of our initial public offering only if registered or if they qualify for an exemption from registration under Rule 144 or Rule 701 adopted under the Securities Act. We cannot predict the effect that future sales made under Rule 144, Rule 701 or otherwise will have on the market price of our Class A common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We develop products in the United States and market our products primarily in North America and, to a lesser extent, in Europe and the rest of the world. As a result, our financial results could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. Because almost all of our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. We are billed by and pay our third-party manufacturers in U.S. dollars. Exchange rate fluctuations had an immaterial impact on our operating results for the three months ended March 31, 2003 and 2002.

Cash equivalents and short-term investments are presented at fair value on our balance sheets. We invest our excess cash in accordance with our investment policy. At March 31, 2003 our cash was invested primarily in municipal money market funds and short term fixed income municipal securities.

We are exposed to market risk from changes in interest rates on our outstanding bank debt. The level of a certain financial ratio maintained by LeapFrog determines interest rates we pay on borrowings. The interest rate will be between prime and prime plus 0.25% or LIBOR plus 1.25% and LIBOR plus 2.00%. Prime rate is the rate publicly announced by Bank of America as its prime rate. The interest cost of our bank debt is affected by changes in either prime rates or LIBOR. Any adverse changes could harm our operating results. We had no outstanding debt at March 31, 2003.

Item 4. Controls and Procedures.

Evaluation of LeapFrog’s Disclosure Controls and Internal Controls

Within the 90 days prior to the filing date of this quarterly report on Form 10-Q, LeapFrog evaluated the effectiveness of the design and operation of its “disclosure controls and procedures,” or “Disclosure Controls.” This evaluation, or “Controls Evaluation,” was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

CEO and CFO Certifications

Immediately following the Signatures section of this quarterly report, there are “Certifications” of the CEO and the CFO required by Rule 13a-14 of the Securities Exchange Act of 1934, or the Rule 13a-14 Certification. This Controls and Procedures section of the quarterly report includes the information concerning the Controls Evaluation referred to in the Rule 13a-14 Certifications and it should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures designed to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

Concluded Matters

Information regarding legal proceedings we were involved with that were withdrawn or dismissed during the period covered by this Report on Form 10-Q was previously reported in “Part I, Item 3—Legal Proceedings—Concluded Matters” of our Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 28, 2003 (SEC File No. 001-31396).

Pending Litigation

Information regarding our pending legal proceedings was previously reported in Part I, Item 3 “Pending Litigation” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 28, 2003 (SEC File No. 001-31396).

In May 2003, we entered into a confidential settlement agreement and release of all claims with General Creation LLC, and filed a joint motion in federal district court in Virginia seeking dismissal with prejudice of all of the claims and counterclaims in the patent lawsuit.

As we do not believe that the litigation between us and Modern Teaching Aids Pty Ltd. is material, we will no longer be providing updates on this proceeding.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit Index

3.03	*	Amended and Restated Certificate of Incorporation.

3.04	*	Amended and Restated Bylaws.

4.01	*	Form of Specimen Class A Common Stock Certificate.

4.02	*	Third Amended and Restated Stockholders Agreement, dated July 5, 2002, among LeapFrog and the investors named therein, and Waiver of CSC LF Holdings, LLC thereunder.

4.03	**	Warrant to Purchase Class B Common Stock of Knowledge Kids Enterprises, Inc. dated July 21, 1998 and issued to FrogPond, LLC.

4.04	**	Warrant to Purchase Class B Common Stock of Knowledge Kids Enterprises, Inc. dated July 21, 1998 and issued to Knowledge Kids, L.L.C.

10.27		Third Amendment dated March 27, 2003 to Net Lease, dated November 14, 2000, between Hollis Street Investors, LLC and LeapFrog, as amended.

10.28		Fourth Amendment dated March 27, 2003 to Net Lease, dated November 14, 2000, between Hollis Street Investors, LLC and LeapFrog, as amended.

99.1		Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the same numbered exhibit previously filed with the company’s registration statement on Form S-1 (SEC File No. 333-86898)
**	Incorporated by reference to the same numbered exhibit previously filed with the company’s report on Form 10-Q filed on November 12, 2002 (SEC File No. 001-31396)

(b)	Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc. (Registrant)

/s/ MICHAEL C. WOOD
Michael C. Wood Chief Executive Officer and President (Authorized Officer)

Dated: May 13, 2003

/s/ JAMES P. CURLEY
James P. Curley Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 13, 2003

CERTIFICATIONS

I, Michael C. Wood, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LeapFrog Enterprises, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”);

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ MICHAEL C. WOOD
Michael C. Wood Chief Executive Officer

CERTIFICATIONS—(Continued)

I, James P. Curley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LeapFrog Enterprises, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”);

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ JAMES P. CURLEY
James P. Curley Chief Financial Officer

EXHIBIT INDEX

3.03	*	Amended and Restated Certificate of Incorporation.

3.04	*	Amended and Restated Bylaws.

4.01	*	Form of Specimen Class A Common Stock Certificate.

4.02	*	Third Amended and Restated Stockholders Agreement, dated July 5, 2002, among LeapFrog and the investors named therein, and Waiver of CSC LF Holdings, LLC thereunder.

4.03	**	Warrant to Purchase Class B Common Stock of Knowledge Kids Enterprises, Inc. dated July 21, 1998 and issued to FrogPond, LLC.

4.04	**	Warrant to Purchase Class B Common Stock of Knowledge Kids Enterprises, Inc. dated July 21, 1998 and issued to Knowledge Kids, L.L.C.

10.27		Third Amendment dated March 27, 2003 to Net Lease, dated November 14, 2000, between Hollis Street Investors, LLC and LeapFrog, as amended.

10.28		Fourth Amendment dated March 27, 2003 to Net Lease, dated November 14, 2000, between Hollis Street Investors, LLC and LeapFrog, as amended.

99.1		Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the same numbered exhibit previously filed with the company’s registration statement on Form S-1 (SEC File No. 333-86898)
**	Incorporated by reference to the same numbered exhibit previously filed with the company’s report on Form 10-Q filed on November 12, 2002 (SEC File No. 001-31396)