Form 10-Q
period 2003-06-30
LEAPFROG ENTERPRISES INC
filed 2003-08-12
CIK 1138951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

The number of shares of Class A common stock, par value $0.0001, and Class B common stock, par value $0.0001, outstanding as of August 1, 2003, was 26,274,504 and 31,598,738, respectively.

i

PART 1.
FINANCIAL INFORMATION

Item 1. Financial Statements.

LEAPFROG ENTERPRISES, INC.
 CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,
			December 31, 2002
	2003	2002

	(Unaudited)		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$114,956	$388	$73,327
Short term investments	14,124	—	—
Accounts receivable, net of allowances of $7,455, $7,750 and $16,388 at June 30, 2003 and 2002 and December 31, 2002, respectively	55,174	29,804	169,670
Inventories, net	96,135	62,137	84,460
Prepaid expenses and other current assets	16,134	7,458	4,065
Notes receivable due from related parties	—	—	595
Deferred income taxes	11,270	6,760	16,783

Total current assets	307,793	106,547	348,900
Property and equipment, net	21,210	20,195	20,239
Other assets	172	93	284
Notes receivable due from related parties	—	694	—
Investments in affiliates and related parties	200	200	200
Deferred income taxes	16,034	6,327	4,867
Intangible assets, net	25,670	23,514	23,192

Total assets	$371,079	$157,570	$397,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,727	$32,363	$58,844
Accrued liabilities	20,795	13,575	40,533
Deferred revenue	1,520	2,786	3,006
Income taxes payable	—	—	21,832

Total current liabilities	59,042	48,724	124,215
Long term debt	—	22,228	—
Deferred rent and other long term liabilities	579	387	550
Deferred income taxes	2,787	—	4,119
Commitments and contingencies
Redeemable convertible series A preferred stock, $0.0001 par value; 2,000,000 shares authorized; -0- outstanding at June 30, 2003 and December 31, 2002; 2,000,000 issued and outstanding at June 30, 2002, net of $861 of issuance costs. (Liquidation preference of $25,000 at June 30, 2002).	—	24,139	—
Stockholders’ equity:
Class A common stock, par value $0.0001; 139,500,000 shares authorized; shares issued and outstanding: 25,941,093, 3,317,017 and 15,700,467 at June 30, 2003 and 2002 and December 31, 2002, respectively	3	—	2
Class B common stock, par value $0.0001; 40,500,000 shares authorized; 31,598,738, 30,487,805 and 38,678,831 shares issued and outstanding at June 30, 2003 and 2002 and December 31, 2002, respectively.	3	3	4
Additional paid-in capital	268,015	75,988	227,020
Deferred compensation	(3,746)	(2,588)	(4,922)
Notes receivable from stockholders	—	(4,365)	(2,624)
Accumulated other comprehensive (loss) income	138	(55)	165
(Accumulated deficit) retained earnings	44,258	(6,891)	49,153

Total stockholders’ equity	308,671	62,092	268,798

Total liabilities and stockholders’ equity	$371,079	$157,570	$397,682

See accompanying notes.

LEAPFROG ENTERPRISES, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net sales	$68,030	$43,218	$144,763	$101,198
Cost of sales	32,209	22,277	68,301	52,979

Gross profit	35,821	20,941	76,462	48,219
Operating expenses:
Selling, general and administrative	21,904	14,923	43,425	31,093
Research and development	13,272	12,987	27,676	25,673
Advertising	6,330	3,985	12,685	9,028
Depreciation and amortization	2,257	1,601	4,160	3,053

Total operating expenses	43,763	33,496	87,946	68,847

Loss from operations	(7,942)	(12,555)	(11,484)	(20,628)
Interest expense	(2)	(210)	(5)	(695)
Interest income	382	94	708	200
Other income, net	1,018	99	2,622	123

Loss before benefit for income taxes	(6,544)	(12,572)	(8,159)	(21,000)
Benefit for income taxes	(2,618)	(5,031)	(3,264)	(8,400)

Net loss	$(3,926)	$(7,541)	$(4,895)	$(12,600)

Net loss per common share - basic and diluted	$(0.07)	$(0.22)	$(0.09)	$(0.37)

Shares used in calculating net loss per share - basic and diluted	56,836,698	33,774,099	56,003,775	33,734,768

See accompanying notes.

LEAPFROG ENTERPRISES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2003	2002

Net loss	$(4,895)	$(12,600)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,643	4,653
Amortization	522	308
Loss on disposal of property and equipment	18	—
Provision for allowances for accounts receivable	5,184	3,520
Deferred income taxes	(6,986)	(6,819)
Deferred rent	29	114
Deferred revenue	(1,486)	536
Amortization of deferred compensation	1,101	542
Conversion of stock appreciation rights to non-statutory stock options	—	331
Stock option compensation related to nonemployees	454	36
Tax benefit from exercise of stock options	24,445	139
Amortization of bond premium	83	—
Other changes in operating assets and liabilities:
Accounts receivable	109,312	82,175
Inventories	(11,675)	(16,034)
Prepaid expenses and other current assets	(12,069)	(5,400)
Notes receivable due from related parties	595	(5)
Other assets	112	56
Accounts payable	(22,116)	(2,049)
Accrued liabilities	(19,738)	(739)
Income taxes payable	(21,832)	(9,634)

Net cash provided by operating activities	48,701	39,130
Investing activities:
Purchases of property and equipment	(8,632)	(7,991)
Purchase of intangible assets	(3,000)	(250)
Purchases of short term investments	(14,207)	—

Net cash used for investing activities	(25,839)	(8,241)
Financing activities:
Borrowings under credit agreement	—	156,689
Repayments under credit agreement	—	(195,624)
Proceeds from the payment of notes receivable from stockholders	2,624	—
Proceeds from the exercise of stock options and employee stock purchase plan	16,170	231

Net cash provided by (used in) financing activities	18,794	(38,704)
Effect of exchange rate changes on cash	(27)	(66)

Increase (decrease) in cash and cash equivalents	41,629	(7,881)
Cash and cash equivalents at beginning of period	73,327	8,269

Cash and cash equivalents at end of period	$114,956	$388

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$14,050	$8,800
Interest	$—	$985
Noncash investing and financing activities:
Common stock issued in exchange for notes receivable	$—	$292
Issuance of warrant for services rendered and previously accrued	$—	$142
Issuance of stock options related to conversion of stock appreciation rights	$—	$489

See accompanying notes.

LEAPFROG ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
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

          The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial information included herein should be read in conjunction with the Company’s consolidated financial statements and related notes in its 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003 (SEC File No. 001-31396).

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

          For purposes of disclosures pursuant to SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the estimated fair value of options is amortized over the options’ vesting period. The following table illustrates the effect on net loss and net loss per common share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss as reported	$(3,926)	$(7,541)	$(4,895)	$(12,600)
Add: Stock based employee compensation expense included in reported net loss, net of related tax effects	$326	$210	$661	$325
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,224)	(727)	(2,346)	(1,684)

Pro forma net loss	$(4,824)	$(8,058)	$(6,580)	$(13,959)

Net loss per common share as reported—basic and diluted	$(0.07)	$(0.22)	$(0.09)	$(0.37)

Pro forma net loss per common share—basic and diluted	$(0.08)	$(0.24)	$(0.12)	$(0.41)

LEAPFROG ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

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

4.       Short Term Investments

          Short term investments generally consist of investment grade municipal securities with maturities of one year or less. The Company classifies all short term investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a component of stockholders’ equity. The cost of securities sold is based on the specific identification method. At June 30, 2003, the $14,124 balance is comprised of municipal securities and the carrying value approximated the fair value.

5.       Inventories

          Inventories consist of the following:

	June 30,		December 31, 2002

	2003	2002

Raw materials	$28,726	$17,741	$17,007
Finished goods	67,409	44,396	67,453

Inventories, net	$96,135	$62,137	$84,460

6.       Intangible Assets

          In February 2003, the Company acquired certain trademark rights in connection with the settlement agreement entered into with Publications International, Ltd. The trademark was recorded at its estimated fair value of $3,000 and is being amortized over an estimated useful life of five years.

7.       Notes Receivable From Stockholders

          Notes receivable due from related parties consists of the interest and payroll tax owed on non-recourse promissory notes from former employees and full recourse promissory notes from current employees for the exercise of vested stock options. The receivable for the loan principal is recorded as notes receivable from stockholders under stockholders’ equity. For the non-recourse notes, both principal and accrued interest were due in full on the earlier of (1) December 31, 2006 or (2) 120 days following an initial public offering. For the full recourse notes, both principal and accrued interest were due in full on the earlier of (1) December 31, 2006 or (2) ten days following the later of an initial public offering or the expiration of the applicable lock-up period. Of notes receivable due from related parties, at December 31, 2002, $595 had been classified as current, while at June 30, 2002, $694 had been classified as long term.

          In January 2003, the entire balance of notes receivable from stockholders of $2,624, and the related accrued interest receivable of $347 and payroll tax receivable of $565, was paid to the Company by the respective stockholders. The Company has no remaining notes receivable due from stockholders.

LEAPFROG ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

8.       Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and currency translation adjustment.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss	$(3,926)	$(7,541)	$(4,895)	$(12,600)
Currency translation adjustment	30	(54)	(27)	(66)

Comprehensive loss	$(3,896)	$(7,595)	$(4,922)	$(12,666)

9.       Net Loss Per Share

          The Company follows the provisions of SFAS No. 128, Earnings Per Share (“SFAS 128”), which requires the presentation of basic net income (loss) per common share and diluted net income (loss) per common share. Basic net income (loss) per common share excludes any dilutive effects of options, warrants and convertible securities.

          If the Company had reported net income for the three and six months ended June 30, 2003, the calculation of diluted net income per share also would have included 3,325,532 and 3,604,776, respectively, of common equivalent shares related to outstanding stock options.  If the Company had reported net income for the three and six months ended June 30, 2002, the calculation of diluted net income per share also would have included 10,825,342 and 10,236,262, respectively, of common equivalent shares related to redeemable convertible preferred stock, outstanding stock options and warrants(determined using the treasury stock method).

10.     Segment Reporting

          The Company’s reportable segments include U.S. Consumer, Education and Training, and International.

          The U.S. Consumer segment includes the design, production and marketing of electronic educational toys and books, sold primarily through U.S. retail channels. The Education and Training segment includes the SchoolHouse division, which designs, produces and markets educational instructional materials sold primarily to K-12 school systems. For the International segment, the Company designs, markets and sells products in non-U.S. markets.

	Net Sales	Income /(Loss) from operations

Three Months Ended June 30, 2003
U.S. Consumer	$45,762	$(10,849)
Education and Training	13,140	1,888
International	9,128	1,019

Total	$68,030	$(7,942)

Three Months Ended June 30, 2002
U.S. Consumer	$32,288	$(10,194)
Education and Training	5,234	(1,831)
International	4,696	(530)

Total	$43,218	$(12,555)

Six Months Ended June 30, 2003
U.S. Consumer	$105,426	$(13,519)
Education and Training	19,078	(120)
International	20,259	2,155

Total	$144,763	$(11,484)

Six Months Ended June 30, 2002
U.S. Consumer	$78,541	$(17,566)
Education and Training	8,795	(3,260)
International	13,862	198

Total	$101,198	$(20,628)

Total Assets	June 30, 2003	June 30, 2002	December 31, 2002

U.S. Consumer	$352,437	$148,254	$354,874
Education and Training	7,751	4,856	6,602
International	10,891	4,460	36,206

Total	$371,079	$157,570	$397,682

LEAPFROG ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

11.     Conversion of Class B Common Stock

          During the six months ended June 30, 2003, a total of 7,080,093 shares of Class B common stock were converted to Class A common stock on a one-for-one basis.

12.     Legal Proceedings

          In February 2003, the Company entered into a settlement agreement and release of all claims with Franklin Electronic Publishers, Inc., or Franklin, and the northern federal district court of California granted the joint motion by Franklin and LeapFrog to dismiss with prejudice all of the claims and counterclaims in the lawsuit.

          In February 2003, the Company entered into a settlement agreement and release of claims with Publications International, Ltd., or PIL. As a result of the settlement, the Company acquired PIL’s rights to the designation LEAP FROG and LEAP FROG design trademark, and the lawsuit against the Company in federal court in Illinois was dismissed with prejudice.

          In May 2003, the Company entered into a confidential settlement agreement and release of all claims with General Creation LLC, and filed a joint motion in federal district court in Virginia seeking dismissal with prejudice of all of the claims and counterclaims in the patent lawsuit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

          The following discussion and analysis should be read with our financial statements and notes included elsewhere in this quarterly report on Form 10-Q. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” and “would” or any variations of words with similar meanings. These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, risks and uncertainty discussed in this report, including those discussed under the heading “Risk Factors That May Affect Our Results and Stock Price” and those that are or may be discussed from time to time in our public announcements and filings with the SEC, such as in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2003 (SEC File No. 001-31396) under the headings “Risk Factors That May Affect Our Results and Stock Price” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our future Forms 8-K, 10-Q and 10-K.  We undertake no obligation to revise the forward-looking statements contained in this quarterly report on Form 10-Q to reflect events or circumstances occurring after the date of the filing of this report.

OVERVIEW

          We design, develop and market technology-based educational products for sale to retailers, distributors and schools. We classify our products into three product categories: “platforms,” or hardware devices that offer age-appropriate user interfaces and work interactively with a variety of books, cartridges or other content units; “software,” or content such as interactive books and cartridges specifically designed for use with our platforms; and standalone educational products.  Since the founding of our business in 1995, we have grown from a start-up company selling stand-alone educational toys into a company selling multiple platform products and related interactive software, as well as stand-alone products, with total net sales in 2002 of $531.8 million.

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

     Revenue Recognition

          We recognize revenue upon shipment of our products provided that there are no significant post-delivery obligations to the customer and collection is reasonably assured, which generally occurs upon shipment, either from our U.S. distribution facility or directly from our third-party manufacturers. Net sales represent gross sales less negotiated price allowances based primarily on volume purchasing levels, estimated returns and allowances for defective products. A small portion of our revenue is deferred and recognized as revenue over an eighteen-month period, which is the estimated period of use of the product. We deferred less than 1% of net sales for each of the first half of 2003 and the first half of 2002.

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

     Intangible Assets

          Intangible assets, including excess purchase price over the cost of net assets acquired, arose from our September 23, 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, our acquisition of substantially all the assets of Explore Technologies on July 22, 1998, and our acquisition of certain trademark rights in February 2003. At June 30, 2003, our intangible assets had a net balance of $25.7 million. This balance included $19.5 million of goodwill and other indefinite lived assets, which are not subject to amortization. At December 31, 2002, we tested our goodwill and other intangible assets for impairment based on a combination of the fair value of the cash flows that the business can be expected to generate in the future, known as the income approach, and the fair value of the business as compared to other similar publicly traded companies, known as the market approach. Based on this assessment we determined that no adjustments were necessary to the stated values.

     Website Development, Content Development and Tooling Capitalization

          We capitalized website development costs in accordance with Emerging Issues Task Force 00-02, “Accounting for Website Development Costs” guidelines. The development work for our current website was largely completed in 2002. Therefore we did not incur any website development costs in the six months ended June 30, 2003. We depreciate capitalized website development costs on a straight-line basis over two years. We capitalized $0.3 million and $3.1 million of website development costs for the years ended December 31, 2002 and 2001, respectively.

          We capitalize the prepublication costs of books as content development costs. Only costs incurred with outside parties are capitalized. In the second quarter of 2003, we capitalized $0.9 million of content development costs, $0.3 million of which pertained to our Education and Training segment. In the second quarter of 2002, we capitalized $0.7 million in content development costs, $0.4 million of which pertained to our Education and Training segment. In the six months ended June 30, 2003, we capitalized $2.2 million of content development costs, $1.1 million of which pertained to our Education and Training segment. In the six months ended June 30, 2002, we capitalized $1.7 million in content development costs, $1.4 million of which pertained to our Education and Training segment. We amortize these assets from the time of publication over their estimated useful lives, estimated to be three years, using the sum of year’s digits method. If the related content is deemed to have a shorter useful life, its estimated useful life and the amount of periodic amortization is adjusted accordingly. To the extent that books are taken out of circulation, any remaining unamortized content development costs are written off at the time the book is taken out of production.

          As of the second quarter of 2003, we changed the reporting classification for the amortization of content development costs.  Previously, such costs were classified as “depreciation and amortization” in the operating expenses section of our consolidated statement of operations. Beginning with the second quarter of 2003, amortization of content development costs are being classified as “cost of sales” in our consolidated statement of operations. All prior periods reported in this Form 10-Q conform to this presentation. In the Education and Training segment, the change in classification increased cost of sales and decreased depreciation and amortization expense by $0.7 million and $0.2 million for the three months ended June 30, 2003 and 2002, respectively, and $1.4 million and $0.2 million for the six months ended June 30, 2003 and 2002, respectively. On a consolidated basis, the change in classification increased cost of sales and decreased depreciation and amortization expense by $0.9 million and $0.3 million for the three months ended June 30, 2003 and 2002, respectively, and $1.8 million and $0.4 million for the six months ended June 30, 2003 and 2002, respectively.

          We capitalize costs related to manufacturing tools developed for our products. We capitalized approximately $1.9 million related to manufacturing tools in each of the second quarter of 2003 and the second quarter of 2002. We capitalized $2.7 million and $3.1 million in the six months ended June 30, 2003 and 2002, respectively. We depreciate these assets on a straight-line basis, to cost of sales, over an estimated useful life of two years. If the related product line or our manufacturing production results in a shorter life than originally expected, its estimated useful life and the amount of periodic depreciation is adjusted accordingly. To the extent that product lines are discontinued, the net book value of any remaining manufacturing tools are written off at the time the tools are taken out of production.

     Stock-Based Compensation

          We account for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation is not recorded for options granted at fair value to employees and directors.

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

          In 2002, Mr. Wood, our founder, Chief Executive Officer and President, Mr. Thomas J. Kalinske, our Chairman, and Mr. Paul A. Rioux, our Vice Chairman and acting Chief Operating Officer, entered into new employment agreements providing for, among other things, acceleration of vesting of their stock options upon a change in control of LeapFrog during the term of the applicable agreement and continued vesting of their stock options during applicable severance periods triggered upon the termination of their employment by LeapFrog without cause or by the employee for good reason (as defined in the agreements). Under applicable accounting principles, upon any termination of employment or change in control resulting in such acceleration or extension, we would be required to recognize compensation expense. The amount of any such compensation expense would depend on the number of option shares affected by the acceleration or extension and could be material to our financial results.

          Prior to our initial public offering, we granted stock appreciation rights under our Amended and Restated Employee Equity Participation Plan that were measured at each period end against the fair value of the Class A common stock at that time. The resulting difference between periods is recognized as expense at each period-end measurement date based on the vesting of the rights.

          In February 2002, we converted 337,500 stock appreciation rights into options to purchase an aggregate of 337,500 shares of Class A common stock. Deferred compensation of $0.9 million related to the unvested portion will be amortized to expense through the third quarter of 2005 as the options vest.

          In July 2002, we converted 1,585,580 stock appreciation rights into options to purchase an aggregate of 1,585,580 shares of Class A common stock. The expense related to the conversion of the vested stock appreciation rights was $1.6 million through July 2002 based on vested rights with respect to 192,361 shares of Class A common stock outstanding as of July 25, 2002 at our initial public offering price of $13.00 per share. Our deferred compensation expense in connection with the conversion of 1,310,594 unvested stock appreciation rights, held by employees, converted to options to purchase 1,310,594 shares of Class A common stock, was $4.0 million. In accordance with generally accepted accounting principles, beginning in the third quarter of 2002 and for the following 16 quarters, we have recognized and will continue to recognize this expense over the remaining vesting period of the options into which the unvested rights are converted. Deferred compensation related to the unvested portion will be amortized to expense as the options vest. To the extent any of the unvested options are forfeited, our actual expense recognized could be lower than currently anticipated. Concurrently with our initial public offering, we stopped granting stock appreciation rights under the Amended and Restated Employee Equity Participation Plan.

RESULTS OF OPERATIONS

          The following table sets forth selected information concerning our results of operations as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	47.3	51.5	47.2	52.4

Gross Profit	52.7	48.5	52.8	47.6
Operating expenses:
Selling, general and administrative	32.2	34.5	30.0	30.7
Research and development	19.5	30.0	19.1	25.4
Advertising	9.3	9.2	8.8	8.9
Depreciation and amortization	3.3	3.7	2.9	3.0

Total operating expenses	64.3	77.5	60.8	68.0

Loss from operations	(11.7)	(29.1)	(7.9)	(20.4)
Interest and other income (expense) net	2.1	—	2.3	(0.4)

Loss before benefit for income taxes	(9.6)	(29.1)	(5.6)	(20.8)
Benefit for income taxes	(3.8)	(11.6)	(2.3)	(8.3)

Net loss	(5.8)%	(17.4)%	(3.4)%	(12.5)%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     Net Sales

          Net sales increased by $24.8 million, or 57%, from $43.2 million in the three months ended June 30, 2002 to $68.0 million in the three months ended June 30, 2003. Foreign currency exchange rates favorably impacted net sales by 1% due to stronger international currencies. The net sales increase was primarily driven by strong volume increases in platform and stand-alone sales and, to a lesser extent, software sales. Due to the seasonal nature of our business, the quarter’s product mix is not necessarily indicative of our expected full-year results.

          Net sales for each segment, in dollars and as a percentage of total company net sales, were as follows:

	Three Months Ended June 30,

	2003		2002

Segment	$ (1)	% of Total Company Sales	$ (1)	% of Total Company Sales

U.S. Consumer	$45.8	68%	$33.3	77%
Education and Training	13.1	19%	5.2	12%
International	9.1	13%	4.7	11%

Total Company	$68.0	100%	$43.2	100%

(1) In millions.

          U.S. Consumer.  Our U.S. Consumer segment’s net sales increased by $12.5 million, or 37%, from $33.3 million in the second quarter of 2002 to $45.8 million in the second quarter of 2003. This segment comprised 68% of total company net sales for the second quarter of 2003 and accounted for 50% of the increase in total company net sales.  We believe increased advertising and promotional activity in the quarter contributed to these higher sales.  In addition, we believe sales increases are being realized as our customers recognize the increasing momentum behind the LeapFrog brand and make LeapFrog products a larger part of their fall promotions planning.  Platform net sales in our U.S. Consumer segment increased by $11.7 million, or 92%, from $12.8 million in the second quarter of 2002 to $24.5 million in the second quarter of 2003. Sales of platforms were 54% of U.S. Consumer net sales for the second quarter of 2003 compared to 38% of total U.S. Consumer net sales in the second quarter of 2002. Software net sales in our U.S Consumer segment decreased by $2.1 million, or 20%, from $11.0 million in the second quarter of 2002 to $8.9 million in the second quarter of 2003. Sales of software products accounted for 19% of our U.S. Consumer segment net sales in the second quarter of 2003, compared to 33% of our U.S. Consumer segment net sales in the second quarter of 2002. We believe our U.S. Consumer segment’s year-to-year sales comparisons for both platforms and software reflect timing shifts between the first and second quarters.  For the first half of 2003, the segment’s sales of platforms and software increased 20% and 46%, respectively, over the first half of 2002.  Net sales of stand-alone products increased by $2.9 million, or 31%, from $9.5 million in the second quarter of 2002 to $12.4 million in the second quarter of 2003 in our U.S. Consumer segment. Sales of stand-alone products accounted for 27% of our U.S. Consumer segment net sales in the second quarter of 2003, compared to 29% in the second quarter of 2002.  The trend of platform sales comprising a larger percentage of the overall product mix, as in the second quarter of 2003, is not indicative of our full-year expected results. On a full-year basis, we expect sales dollar increases in platforms, software and stand-alone product lines. We anticipate software sales to comprise a larger percentage of the product mix on a full-year basis in our U.S. Consumer segment largely due to our growing installed base of platforms and an increase in the number of available software titles.

          Education and Training.  Our Education and Training segment’s net sales increased by $7.9 million, or 151%, from $5.2 million in the second quarter of 2002 to $13.1 million in the second quarter of 2003. This segment comprised 19% of total company net sales for the second quarter of 2003 and accounted for 32% of the increase in total company net sales. The increase in this segment’s net sales is primarily due to the growing success of our major products in the SchoolHouse division, especially the LeapTrack instruction and assessment system and our instructional book series, the increase in new classroom product offerings and the increased brand awareness from the adoption of LeapFrog products by school districts around the United States.

          International.  Our International segment’s net sales increased by $4.4 million, or 94%, from $4.7 million in the second quarter of 2002 to $9.1 million in the second quarter of 2003. Foreign currency exchange rates favorably impacted net sales by 7% due to stronger international currencies. This segment comprised 13% of total company net sales for the second quarter of 2003 and accounted for 18% of the increase in total company net sales in the same period in 2002. The strong performance in our International segment is primarily due to increased market penetration in the United Kingdom and Canada, which resulted from more localized product offerings and the recognition of the LeapFrog brand.

     Gross Profit

          Gross profit increased by $14.9 million, or 71%, from $20.9 million in the second quarter of 2002 to $35.8 million in the second quarter of 2003. Gross profit as a percentage of net sales, or gross profit margin, increased from 48.5% in the second quarter of 2002 to 52.7% in the second quarter of 2003. The increase in gross profit margin in all three segments was primarily achieved through lower integrated circuit costs and, to a lesser extent, lower manufacturing costs.

          Gross profit for each segment and the related percentage of segment net sales were as follows:

	Three Months Ended June 30,

	2003		2002

Segment	$ (1)	% of Segment Net Sales	$ (1)	% of Segment Net Sales

U.S. Consumer	$23.4	51.1%	$16.3	49.1%
Education and Training	8.4	63.9%	2.8	53.8%
International	4.0	44.2%	1.8	38.2%

Total Company	$35.8	52.7%	$20.9	48.5%

(1) In millions.

          U.S. Consumer.  Our U.S. Consumer segment’s gross profit increased by $7.1 million, or 43%, from $16.3 million in the second quarter of 2002 to $23.4 million in the second quarter of 2003. Gross profit margin increased from 49.1% in the second quarter of 2002 to 51.1% in the second quarter of 2003. This segment represented 47% of the total company gross profit increase.

          Education and Training.  Our Education and Training segment’s gross profit increased by $5.6 million, or 199%, from $2.8 million in the second quarter of 2002 to $8.4 million in the second quarter of 2003. Gross profit margin increased from 53.8% in the second quarter of 2002 to 63.9% in the second quarter of 2003. This segment represented 38% of the total company gross profit increase.

          International.  Our International segment’s gross profit increased by $2.2 million, or 125.0%, from $1.8 million in the second quarter of 2002 to $4.0 million in the second quarter of 2003.  Gross profit margin increased from 38.2% in the second quarter of 2002 to 44.2% in the second quarter of 2003. This segment represented 15% of the total company gross profit margin increase.

     Selling, General and Administrative Expenses

          Selling, general and administrative expenses increased by $7.0 million, or 47%, from $14.9 million in the second quarter of 2002 to $21.9 million in the second quarter of 2003. As a percentage of net sales, selling, general and administrative expenses decreased from 34.5% in the second quarter of 2002 to 32.2% in the second quarter of 2003. The dollar increase year over year is attributed to higher compensation expenses resulting from our emphasis on building internal sales and marketing teams and infrastructure to support our projected worldwide growth. On a full-year basis, we anticipate selling, general and administrative expenses to increase in dollars but to decrease as a percentage of net sales.

     Research and Development Expenses

          Research and development expenses, which include content and product development expenses, increased by $0.3 million, or 2%, from $13.0 million in the second quarter of 2002 to $13.3 million in the second quarter of 2003. As a percentage of net sales, research and development expenses decreased from 30.0% in the second quarter of 2002 to 19.5% in the second quarter of 2003.

          Content development expense decreased by $0.2 million, or 3%, from $7.7 million in the second quarter of 2002 to $7.5 million in the second quarter of 2003. As a percentage of net sales, content development expenses decreased from 17.9% in 2002 to 11.1% in 2003.  Spending on development of core content increased by 26% over the second quarter of 2002, but was fully offset by lower spending on Internet content as well as a general increase in external development activity, which is capitalized, and a decrease in internal development activity, which is expensed.  We anticipate content development expenses to increase in dollars year over year, but to decrease as a percentage of net sales.

          Product development and engineering expenses increased by $0.5 million, or 10%, from $5.2 million in the second quarter of 2002, to $5.7 million in the second quarter of 2003. As a percentage of net sales, product development and engineering expenses decreased from 12.1% to 8.4%. Spending on the development and engineering of new platforms and stand-alone products increased by 38% over the second quarter of 2002, partially offset by decreased website engineering expenses. We largely completed the development and engineering of our website in 2002, and the expenses related to the maintenance of the website are being classified as selling, general and administrative expenses beginning in the second quarter of 2003. We anticipate product development and engineering expenses to increase in dollars year over year, but to decrease as a percentage of net sales.

     Advertising Expense

          Advertising expense increased by $2.3 million, or 59%, from $4.0 million in the second quarter of 2002 to $6.3 million in the second quarter of 2003. As a percentage of net sales, advertising expense increased from 9.2% in 2002 to 9.3% in 2003. The increase in advertising expense was primarily due to the timing of increased television and print media advertising during the Easter holiday shopping season, which fell in the second quarter of 2003 as opposed to the first quarter in 2002, and was used to increase brand awareness.

     Depreciation and Amortization Expenses (Excluding depreciation of tooling and amortization of content development costs, which are included in cost of sales)

          Depreciation and amortization expenses increased by $0.7 million, or 41%, from $1.6 million in the second quarter of 2002, to $2.3 million in the second quarter of 2003. As a percentage of net sales, depreciation and amortization expenses decreased from 3.7% in the second quarter of 2002 to 3.3% in the second quarter of 2003. The dollar increase was primarily due to higher depreciation expense of computers and software purchased to support employee headcount growth.

     Income (Loss) From Operations

          Our loss from operations decreased by $4.7 million, or 37%, from a loss of $12.6 million in the second quarter of 2002 to a loss of $7.9 million in the second quarter of 2003. As a percentage of net sales, our loss from operations decreased from (29.1)% in the second quarter of 2002 to (11.7)% in the second quarter of 2003.  The improvement was primarily due to increased sales, improved gross profit margin and operating expense leverage.

          Income or loss from operations for each segment and the related percentage of segment net sales were as follows:

	Three Months Ended June 30,

	2003		2002

Segment	$ (1)	% of Segment Net Sales	$ (1)	% of Segment Net Sales

U.S. Consumer	$(10.8)	(23.7)%	$(10.2)	(30.6)%
Education and Training	1.9	14.4%	(1.8)	(35.0)%
International	1.0	11.2%	(0.5)	(11.3)%

Total Company	$(7.9)	(11.7)%	$(12.6)	(29.1)%

(1) In millions.

          U.S. Consumer.  Our U.S. Consumer segment’s loss from operations increased by $0.6 million, or 6%, from a loss of $10.2 million in the second quarter of 2002 to a loss of $10.8 million in the second quarter of 2003. As a percentage of net sales, loss from operations decreased from (30.6)% in the second quarter of 2002 to (23.7)% in the second quarter of 2003. The improved operating loss as a percentage of net sales compared to last year was primarily due to strong sales growth and improved gross profit margin.

          Education and Training. Our Education and Training segment’s income from operations increased by $3.7 million from a loss of $1.8 million in the second quarter of 2002 to income of $1.9 million in the second quarter of 2003. This is our first quarter of operating profitability in this segment. As a percentage of net sales, income from operations increased from (35.0)% in the second quarter of 2002 to 14.4% in the second quarter of 2003.  The achievement of operating income compared to last year’s loss was primarily due to the increase in net sales and higher gross profit margin.

          International. Our International segment’s income from operations increased by $1.5 million from a loss of  $0.5 million in the second quarter of 2002 to income of $1.0 million in the second quarter of 2003. As a percentage of net sales, income from operations increased from (11.3)% in the second quarter of 2002 to 11.2% in the second quarter of 2003.  The dollar increase in operating income year over year is primarily due to increased sales in the United Kingdom and Canada.

     Other

          Net interest income (expense) increased by $0.5 million from an expense of $0.1 million in the second quarter of 2002 to income of $0.4 million in the second quarter of 2003. This increase was primarily due to higher invested average cash balances and the elimination of our debt.

          Other income increased by $0.9 million due primarily to foreign exchange gains relating to the United Kingdom and France.

     Net Loss

          In the second quarter of 2003, we realized a net loss of $3.9 million, or (5.8)% of net sales, as a result of the above-described factors. In the comparable period in 2002, we realized a net loss of $7.5 million, or (17.4)% of net sales.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     Net Sales

          Net sales increased by $43.6 million, or 43%, from $101.2 million in the six months ended June 30, 2002 to $144.8 million in the six months ended June 30, 2003. Foreign currency exchange rates favorably impacted net sales by 1% due to stronger international currencies. The net sales increase is primarily due to strong volume increases in platform, software and stand-alone products. Year over year, the increase of software product sales was higher than the increase in platform and stand-alone products. On a full-year basis, we anticipate software product sales to continue to increase at a greater rate than platform and stand-alone product sales.

          Net sales for each segment, in dollars and as a percentage of total company net sales, were as follows:

	Six Months Ended June 30,

	2003		2002

Segment	$ (1)	% of Total Company Sales	$ (1)	% of Total Company Sales

U.S. Consumer	$105.4	73%	$78.5	77%
Education and Training	19.1	13%	8.8	9%
International	20.3	14%	13.9	14%

Total Company	$144.8	100%	$101.2	100%

(1) In millions.

          U.S. Consumer.  Our U.S. Consumer segment’s net sales increased by $26.9 million, or 34%, from $78.5 million in 2002 to $105.4 million in 2003. This segment comprised 73% of total company net sales in 2003 and accounted for 62% of the increase in total company net sales. Platform net sales in our U.S. Consumer segment increased by $6.9 million, or 20%, from $33.7 million in 2002 to $40.6 million in 2003. Sales of platforms were 38% of U.S. Consumer net sales in 2003 compared to 43% of total U.S. Consumer net sales in 2002. Software net sales in our U.S Consumer segment increased by $11.8 million, or 46%, from $25.8 million in 2002 to $37.6 million in 2003. Sales of software products accounted for 36% of our U.S. Consumer segment net sales in 2003, compared to 33% of our U.S. Consumer segment net sales in 2002. Net sales of stand-alone products increased by $8.2 million, or 43%, from $19.0 million in 2002 to $27.2 million in 2003 in our U.S. Consumer segment. Sales of stand-alone products accounted for 26% of our U.S. Consumer segment net sales in 2003, compared to 24% in 2002.  As our installed platform base grows, on a full-year basis we anticipate software sales to represent a larger percentage of the overall product mix.

          Education and Training.  Our Education and Training segment’s net sales increased by $10.3 million, or 117%, from $8.8 million in 2002 to $19.1 million in 2003. This segment comprised 13% of total company net sales in 2003 and accounted for 23% of the increase in total company net sales. The increase in this segment’s net sales was primarily due to the growing success of our major products in the SchoolHouse division, especially the LeapTrack instruction and assessment system and our instructional book series, the increase in new classroom product offerings and the increased brand awareness from the adoption of LeapFrog products by school districts around the United States.

          International.  Our International segment’s net sales increased by $6.4 million, or 46%, from $13.9 million in 2002 to $20.3 million in 2003. Foreign currency exchange rates favorably impacted net sales by 8% due to stronger international currencies. This segment comprised 14% of total company net sales in 2003 and accounted for 15% of the increase in total company net sales. The strong performance in our International segment was primarily due to increased sales in the United Kingdom and Canada, offset by a decrease in Japan. The sales increase in the United Kingdom and Canada was primarily due to larger market penetration resulting from more localized products and additional retail shelf space. The sales decrease in Japan was primarily due to the cancellation of our two-year Quantum Pad sales program with Benesse Corporation in the first quarter of 2003. We have an ongoing relationship with Benesse Corporation with focus on our LeapPad platform and its related content.

     Gross Profit

          Gross profit increased by $28.2 million, or 59%, from $48.2 million in 2002 to $76.5 million in 2003. Gross profit margin increased from 47.6% in 2002 to 52.8% in 2003. The increase in gross profit margin in all three segments was primarily achieved through lower integrated circuit and, to a lesser extent, lower manufacturing costs.

          Gross profit for each segment and the related percentage of segment net sales were as follows:

	Six Months Ended June 30,

	2003		2002

Segment	$ (1)	% of Segment Net Sales	$ (1)	% of Segment Net Sales

U.S. Consumer	$54.6	51.8%	$38.3	48.8%
Education and Training	11.9	62.2%	5.1	58.4%
International	10.0	49.4%	4.8	34.3%

Total Company	$76.5	52.8%	$48.2	47.6%

          U.S. Consumer.  Our U.S. Consumer segment’s gross profit increased by $16.3 million, or 43%, from $38.3 million in 2002 to $54.6 million in 2003. Gross profit margin increased from 48.8% in 2002 to 51.8% in 2003. This segment represented 58% of the total company gross profit increase.

          Education and Training.  Our Education and Training segment’s gross profit increased by $6.7 million, or 131%, from $5.1 million in 2002 to $11.9 million in 2003. Gross profit margin increased from 58.4% in 2002 to 62.2% in 2003. This segment represented 24% of the total company gross profit increase.

          International.  Our International segment’s gross profit increased by $5.2 million, or 110.0%, from $4.8 million 2002 to $10.0 million in 2003.  Gross profit margin increased from 34.3% in 2002 to 49.4% in 2003. This segment represented 18% of the total company gross profit margin increase.

     Selling, General and Administrative Expenses

          Selling, general and administrative expenses increased by $12.3 million, or 40%, from $31.1 million in 2002 to $43.4 million in 2003. As a percentage of net sales, selling, general and administrative expenses decreased from 30.7% in 2002 to 30.0% in 2003. The dollar increase year over year is primarily due to higher compensation expenses resulting from our worldwide expansion and increased legal services fees. We anticipate selling, general and administrative expenses to increase in dollars as we continue our expansion but to decrease as a percentage of net sales.

     Research and Development Expenses

          Research and development expenses, which include content and product development expenses, increased by $2.0 million, or 8%, from $25.7 million in 2002 to $27.7 million in 2003. As a percentage of net sales, research and development expenses decreased from 25.4% 2002 to 19.1% in 2003.

          Content development expense increased by $1.4 million, or 10%, from $14.5 million in 2002 to $15.9 million 2003. However, as a percentage of net sales, content development expenses decreased from 33.4% in 2002 to 23.3% in 2003. The dollar increase in our content development expenses was primarily due to our expanded assortment of content for use with our existing and new platforms.

          Product development and engineering expenses increased by $0.6 million, or 5%, from $11.2 million in 2002, to $11.8 million in 2003. As a percentage of net sales, product development and engineering expenses decreased from 26.0% in 2002 to 17.4% in 2003. The dollar increase year over year is largely due to the development costs of our new platforms scheduled to be released in the fall of 2003, offset by decreased website engineering expenses.

          We anticipate research and development expenses to increase in dollars as we continue the development of our platform and stand-alone products, but to decrease as a percentage of net sales due to our expected higher sales volume.

     Advertising Expense

          Advertising expense increased by $3.7 million, or 41%, from $9.0 million in 2002 to $12.7 million in 2003. As a percentage of net sales, advertising expense decreased from 8.9% in 2002 to 8.8% in 2003 due to higher sales volume in 2003.

          The increase in dollars year over year is primarily due to increased print and television media advertising to promote brand awareness as a result of our worldwide expansion. As a result, we anticipate this dollar increase to continue in the third and fourth quarters of 2003 compared to the same periods last year, however, advertising expenses as a percentage of net sales should remain flat compared to last year.

     Depreciation and Amortization Expenses (Excluding depreciation of tooling and amortization of content development costs, which are included in cost of sales)

          Depreciation and amortization expenses increased by $1.1 million, or 36%, from $3.1 million in 2002, to $4.2 million in 2003. As a percentage of net sales, depreciation and amortization expenses decreased from 3.0% in 2002 to 2.9% in 2003. The dollar increase was primarily due to the depreciation of computers and software purchased to support our worldwide expansion.

     Income (Loss) From Operations

          Our loss from operations decreased by $9.1 million, or 44%, from a loss of $20.6 million in 2002 to a loss of $11.5 million in 2003. As a percentage of net sales, our loss from operations decreased from (20.4)% in 2002 to (7.9)% in 2003. The improvement in income or loss from operations in all three segments was primarily due to increased sales and gross profit margins.

Income or loss from operations for each segment and the related percentage of segment net sales were as follows:

	Six Months Ended June 30,

	2003		2002

Segment	$ (1)	% of Segment Net Sales	$ (1)	% of Segment Net Sales

U.S. Consumer	$(13.5)	(12.8)%	$(17.6)	(22.4)%
Education and Training	(0.1)	(0.6)%	(3.3)	(37.1)%
International	2.2	10.6%	0.2	1.4%

Total Company	$(11.5)	(7.9)%	$(20.6)	(20.4)%

(1) In millions.

          U.S. Consumer.  Our U.S. Consumer segment’s loss from operations decreased by $4.0 million, or 23%, from a loss of $17.6 million in 2002 to a loss of $13.5 million in 2003. As a percentage of net sales, loss from operations decreased from (22.4)% in 2002 to (12.8)% in 2003. The improved operating loss as a percentage of net sales compared to last year was primarily due to strong sales growth and improved gross profit margin.

          Education and Training. Our Education and Training segment’s loss from operations decreased by $3.1 million, or 96%, from a loss of $3.3 million in 2002 to a loss of $0.1 million in 2003. As a percentage of net sales, loss from operations decreased from (37.1)% in 2002 to (0.6)% in 2003.  The improved operating loss as a percentage of net sales compared to last year was primarily due to strong sales growth.

          International. Our International segment’s income from operations increased by $2.0 million, or 988%, from $0.2 million in 2002 to $2.2 million in 2003. As a percentage of net sales, income from operations increased from 1.4% in 2002 to 10.6% in 2003.  The increase in operating income year over year was primarily due to increased sales in the United Kingdom and Canada, offset by decreased sales to Benesse Corporation in Japan and higher operating expenses due to our worldwide expansion.

     Other

          Net interest income (expense) increased by $1.2 million from expense of $0.5 million in 2002 to income of $0.7 million in 2003. This increase was primarily due to higher invested average cash balances and the elimination of our debt.

          Other income increased by $2.5 million due primarily to the one-time payment received from Benesse Corporation and also due to net foreign exchange gains related to our European operations. The payment received from Benesse Corporation was in connection with the early cancellation of our Quantum Pad sales contract related to a discontinued direct-to-home program for Benesse’s middle school subscribers.

     Net Loss

          For the six months ended June 30, 2003, we realized a net loss of $4.9 million, or (3.4)% of net sales, as a result of the above-described factors. In the comparable period in 2002, we realized a net loss of $12.6 million, or (12.5)% of net sales.

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

LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided by operating activities was $48.7 million for the six months ended June 30, 2003, compared to $39.1 million for the comparable period in 2002. The $48.7 million net cash provided by operations for the six months ended June 30, 2003 was largely due to the collection of $109.3 million of accounts receivable, partially offset by a $22.1 million reduction in accounts payable, $19.7 million reduction of accrued expenses, and $14.1 million in income tax payments.  The $9.6 million increase in net cash provided by operating activities as compared to the same period in the prior year was due primarily to increased collection of accounts receivable due to higher sales and the decreased net loss. Cash, cash equivalents and short-term investments were $129.1 million at June 30, 2003, an increase of $55.8 million from $73.3 million at December 31, 2002 and an increase of $128.7 million from $0.4 million at June 30, 2002. The $55.8 million increase from December 31, 2002 was primarily due to the collection of accounts receivable and proceeds from the exercise of stock options, partially offset by seasonal reductions in accounts payable and accrued liabilities. The $128.7 million increase from June 30, 2002 was primarily due to $115.1 million raised in the initial public offering of our Class A common stock, net income from operations, and proceeds from the exercise of stock options, partially offset by the repayment of our entire outstanding debt balance of $34.1 million.  Accounts receivable decreased to $55.2 million at June 30, 2003, from $169.7 million at December 31, 2002, due primarily to the collection of fourth quarter sales revenue, and increased from $29.8 million at June 30, 2002, due to increased sales. Allowances for accounts receivable were $7.5 million at June 30, 2003, compared to $16.4 million at December 31, 2002, and $7.8 million at June 30, 2002. The first six months of the year is typically cash flow positive due primarily to the collection of accounts receivable generated from the prior year’s fourth quarter holiday season sales and is not fully indicative of our full-year cash flow trend.

          Net inventories were $96.1 million, $84.5 and $62.1 million at June 30, 2003, December 31, 2002, and June 30, 2002, respectively. Net inventory at June 30, 2003 has increased 55% from June 30, 2002 as compared to second quarter year over year sales growth of 57%. We believe our inventory position is at an appropriate level to support our projected sales growth for the second half of 2003.We typically commit to inventory production, content development and advertising expenditures prior to the peak third and fourth quarter retail selling season. These timing differences between expenses incurred and the related cash collection negatively impact our cash flow during the year, particularly in the second half.

          Net cash used in investing activities was $25.8 million in the six months ended June 30, 2003, compared to $8.2 million in the same period in 2002. The primary components of net cash used in investing activities in 2003 were purchases of $14.2 million of short-term investments, $8.6 million of property and equipment and $3.0 million of intangible assets. In 2002, the $8.2 million used in investing activities related primarily to purchases of $8.0 million of property and equipment and $0.2 million of intangible assets.

          Net cash provided by financing activities was $18.8 million in the six months ended June 30, 2003, compared to net cash used of $38.7 million in the same period in 2002. Net cash provided by financing activities in 2003 related to proceeds received from stock option exercises, purchases through our employee stock purchase plan and payment of notes receivable from stockholders. In 2002, net cash used in financing activities was primarily related to borrowings under a credit agreement.

          On December 31, 2002, we entered into a $30.0 million three-year unsecured senior credit facility, with an option to increase the facility to $50.0 million, for working capital purposes. The agreement requires that we comply with certain financial covenants, including the maintenance of a minimum quick ratio on a quarterly basis and a minimum level of “earnings before interest, tax, depreciation and amortization” or EBITDA, as such term is defined in the credit facility agreement, on a rolling quarterly basis. We were in compliance with these covenants at June 30, 2003. The level of a certain financial ratio maintained by us determines the interest rates on borrowings. The interest rate will be between prime and prime plus 0.25% or LIBOR plus 1.25% and LIBOR plus 2.00%. At June 30, 2003 and 2002, we had outstanding letters of credit of $0.3 million and $2.2 million, respectively. At June 30, 2003, $29.7 million of unused borrowings were available to us.

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

          We believe the cash raised from future seasonal borrowings, if any, and anticipated cash flow from operations will be sufficient to meet our working capital and capital requirements through at least 2004.

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

          Sales of our platforms, related software and stand-alone products typically have grown in the periods following initial introduction, but we expect sales of specific products to decrease as they mature. The introduction of new products and the enhancement and extension of existing products, through the introduction of additional software or by other means, are critical to our future sales growth. The successful development of new products and the enhancement and extension of our current products will require us to anticipate the needs and preferences of consumers and educators and to forecast market and technological trends accurately. Consumer preferences, and particularly children’s preferences, are continuously changing and are difficult to predict. In addition, educational curricula change as states adopt new standards. The development of new interactive learning products requires high levels of innovation and this process can be lengthy and costly. To remain competitive, we must continue to develop enhancements of our NearTouch and other technologies successfully. By the end of 2003, we intend to introduce a significant number of new platforms, stand-alone products and interactive books and other software for each of our three business segments. We cannot assure you that these or other future products will be introduced or, if introduced, will be successful. The failure to enhance and extend our existing products or to develop and introduce new products that achieve and sustain market acceptance and produce acceptable margins would harm our business and operating results.

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

          The SARS outbreak has been significantly focused on Asia, particularly in Hong Kong, where we have an office, and in the Guangdong province of China, where almost all of our finished goods manufacturers are located.  The design, development and manufacture of our products could suffer if a significant number of our employees or the employees of our manufacturers or their suppliers contract SARS or otherwise are unable to fulfill their responsibilities.  In the event of any significant outbreak, quarantine or other disruption, we may be unable to quickly identify or secure alternate suppliers or manufacturing facilities and our results of operations would be adversely affected.

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

          We rely on four contract ocean carriers to ship virtually all of the products that we import to our primary distribution centers in California. Retailers that take delivery of our products in China rely on a variety of carriers to import those products. Any disruption or slowdown of service on importation of products caused by SARS-related issues, labor disputes, terrorism, international incidents, quarantines, lack of available shipping containers or otherwise could significantly harm our business and reputation. For example, in 2002, a key collective bargaining agreement between the Pacific Maritime Association and the International Longshore and Warehouse Union affecting shipping of products to the Western United States, including our products, expired and, after a temporary extension, resulted in an eleven-day cessation of work at West Coast docks. This cessation of work cost us approximately $3.0 million in additional freight expenses. Although the Pacific Maritime Association and International Longshore and Warehouse Union have entered into a new collective bargaining agreement, any further disruption or slowdown of service on importation of products caused by labor disputes, terrorism, international incidents, lack of available shipping containers or otherwise could significantly harm our business and reputation.

If we are unable to compete effectively with existing or new competitors, our sales and market share could decline.

          We currently compete primarily in the infant and toddler and preschool categories and electronic learning aids category of the U.S. toy industry and, to some degree, in the overall U.S. and international toy industry. Our SchoolHouse division competes in the supplemental educational materials market. Each of these markets is very competitive and we expect competition to increase in the future. For example, in July 2003, Mattel, Inc. introduced  under its Fisher-Price brand a product called “Power Touch” having functionality similar to that of our LeapPad platform. We believe that we are beginning to compete, and will increasingly compete in the future, with makers of popular game platforms and smart mobile devices such as personal digital assistants. These companies are well situated to compete effectively in our primary markets. Additionally, we are beginning to cross over into their markets with products such as our iQuest handheld device and our Leapster platform, which is expected to be released by the end of 2003. Many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to changes in consumer requirements or preferences or to new or emerging technologies. They may also devote greater resources to the development, promotion and sale of their products than we do. We cannot assure you that we will be able to compete effectively in our markets.

Our quarterly operating results are susceptible to fluctuations that could cause our stock price to decline.

          Historically, our quarterly operating results have fluctuated significantly. For example, our net income (loss) for the first through fourth quarters of 2002 was $(5.1) million, $(7.5) million, $26.7 million and $29.4 million, respectively.

Our net income (loss) for the first and second quarters of 2003 was $(1.0) million and $(3.9) million, respectively.  We expect these fluctuations to continue for a number of reasons, including:

•	seasonal influences on our sales, such as the holiday shopping season and back-to-school purchasing;
•	unpredictable consumer preferences and spending trends;
•	the need to increase inventories in advance of our primary selling season;
•	timing of new product introductions;
•	general economic conditions;
•	changes in our pricing policies, the pricing policies of our competitors and general pricing trends in consumer electronics and toy markets;
•	international sales volume and the mix of such sales among countries with similar or different holidays and school years than the United States;
•	the impact of strategic relationships;
•	the sales cycle to schools, which may be uneven depending on budget constraints, the timing of purchases and other seasonal influences; and
•	the timing of orders by our customers.

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

          We launched our SchoolHouse division in June 1999, and to date the division, which accounts for substantially all of the results of our Education and Training segment, has incurred cumulative losses. Although the division reported an operating profit for the second quarter of 2003, we anticipate that it may incur additional operating losses in the near term. Sales from our SchoolHouse division’s curriculum-based products will depend principally on broadening market acceptance of those products, which in turn depends on a number of factors, including:

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

          If we cannot increase market acceptance of our SchoolHouse division’s supplemental educational products, including our LeapTrack assessment system introduced in fall 2002, the division may not continue to achieve operating profits and our future sales could suffer. As of December 31, 2001, we had capitalized $3.5 million of our content development costs relating to our SchoolHouse division. In 2002 we capitalized an additional $3.1 million. In the first and second quarters of 2003 we capitalized approximately $0.8 million and $0.3 million. If the SchoolHouse division does not continue to achieve operating profits, we may have to write off some or all of these capitalized costs, which could significantly harm our operating results.

Our planned expansion into international markets may not succeed and our future operating results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

          We have limited experience with sales operations outside the United States. In January 2000, we expanded beyond the use of international distributors to sell our products and started selling our products directly to retailers in the United Kingdom. We began selling directly to retailers in Canada in June 2002 and to retailers in France in July 2002, and we expect to begin selling to retailers in Mexico in the second half of 2003 and to the German-speaking markets in Europe through our distributor Stadlbauer Marketing + Vertrieb G.m.b.H., in the second half of 2004. We derived approximately 10% of our net sales from outside the United States in 2002 and 5% in 2001. We intend to increase our international sales through additional overseas offices to develop further our direct sales efforts, distributor relationships and strategic relationships with companies with operations outside of the United States, such as Benesse Corporation and Sega Toys in Japan. However, these and other efforts may not help increase sales of our products outside the United States. Our business is, and will increasingly be, subject to risks associated with conducting business internationally, including:

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

          In the course of our business, we periodically receive claims of infringement or otherwise become aware of potentially relevant patents, copyrights, trademarks or other intellectual property rights held by other parties. Upon receipt of this type of communication, we evaluate the validity and applicability of allegations of infringement of intellectual property rights to determine whether we must negotiate licenses or cross-licenses to incorporate or use any proprietary technologies or trademarks or other proprietary matters in or on our products. Any dispute or litigation regarding patents, copyrights, trademarks or other intellectual property rights, regardless of its outcome, may be costly and time-consuming, and may divert our management and key personnel from our business operations. If we, our distributors or our manufacturers are adjudged to be infringing the intellectual property rights of any third party, we or they may be required to obtain a license to use those rights, which may not be obtainable on reasonable terms, if at all. We also may be subject to significant damages or injunctions against the development and sale of some or all of our products or against the use of a trademark in the sale of some or all of our products. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all the liability that could be imposed. We may presently be unaware of intellectual property rights of others that may cover some or all of our technology or products. We will continue to be subject to infringement claims as we increase the number and type of products we offer, as the number of products, services and competitors in our markets grow, as we enter new markets and as our products receive more attention and publicity. In particular, we currently face a lawsuit filed by Technology Innovations, LLC alleging that our LeapPad platform, My First LeapPad platform and other products infringe one of its patents. For more information on the lawsuit filed by Technology Innovations, LLC, see “Item 3. Legal Proceedings” in our Form 10-K for the year ended December 31, 2002, filed with the SEC on March 28, 2003(SEC File No. 001-31396). If we fail to be successful in these lawsuits, it could require us to stop selling our LeapPad and other platforms and to pay damages.

Our intellectual property rights may not prevent our competitors from using our technologies or similar technologies to develop competing products, which could weaken our competitive position and harm our operating results.

          Our success depends in large part on our proprietary technologies that are used in our My First LeapPad, LeapPad and Quantum Pad platforms, as well as our Explorer and Odyssey interactive globe series. We rely, and plan to continue to rely, on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with selected parties with whom we conduct business to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our intellectual property or deter independent third-party development of similar technologies. For example, we are aware that products very similar to some of ours have been produced in China, and we are vigorously seeking to enforce our rights. However, we may not be able to enforce our intellectual property rights, if any, in China or other countries where such product may be manufactured or sold. Monitoring the unauthorized use of our intellectual property is costly, and any dispute or other litigation, regardless of outcome, may be costly and time-consuming and may divert our management and key personnel from our business operations. The steps we have taken may not prevent unauthorized use of our intellectual property, particularly in foreign countries where we do not hold patents or trademarks or where the laws may not protect our intellectual property as fully as in the United States. Some of our products and product features have limited intellectual property protection, and, as a consequence, we may not have the legal right to prevent others from reverse engineering or otherwise copying and using these features in competitive products. If we fail to protect or to enforce our intellectual property rights successfully, our rights could be diminished and our competitive position could suffer, which could harm our operating results.

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

          Since the introduction of our first platform, we have grown rapidly, both domestically and internationally. Our net sales have grown from $71.9 million in 1999 to $531.8 million in 2002. During this period, the number of different products we offered at retail also increased significantly. At December 31, 1999, we had 85 employees and at December 31, 2002, we had 690 employees. In addition, we plan to hire a significant number of new employees in 2003. This expansion has presented, and continues to present, significant challenges for our management systems and resources. If we fail to develop and maintain management systems and resources sufficient to keep pace with our planned growth, our operating results could suffer.

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

          Our two primary U.S. distribution centers, our Silicon Valley engineering office and our corporate headquarters are located in California near major earthquake faults that have experienced earthquakes in the past. An earthquake or other natural disasters could disrupt our operations. Additionally, the loss of electric power, such as the temporary loss of power caused by power shortages in the grid servicing our facilities in California, could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could impair our distribution of products, damage inventory, interrupt critical functions or otherwise affect our business negatively, harming our operating results. Our existing earthquake insurance relating to our distribution center may be insufficient and does not cover any of our other operations. If the facilities of our third party finished goods or component manufacturers are affected by earthquakes, power shortages, floods, monsoons, terrorism or other events outside of our control, our business could suffer.

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

          Holders of our Class A common stock will not be able to affect the outcome of any stockholder vote. Our Class A common stock entitles its holders to one vote per share, and our Class B common stock entitles its holders to ten votes per share on all matters submitted to a vote of our stockholders. As of August 1, 2003, Lawrence J. Ellison and entities controlled by him, Michael R. Milken, Lowell J. Milken, and Knowledge Universe (which is controlled by Messrs. Milken, Milken and Ellison) and its affiliates, or, collectively, the “KU Control Group,” in the aggregate beneficially owned approximately 31.6 million shares of our Class B common stock, which represents approximately 92.4% of the combined voting power of our Class A common stock and Class B common stock. As a result, the KU Control Group controls all stockholder voting power, including with respect to:

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

Conflicts of interest may arise between our controlling stockholders and us.

          Four of our nine directors are officers or directors of Knowledge Universe or its affiliates other than us. Our directors who are also officers or directors of Knowledge Universe or its other affiliates will have obligations to and interests in these companies as well as in us, and conflicts or potential conflicts of interest may result for these board members. Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken formed Knowledge Universe to build, through a combination of internal development and acquisitions, leading companies in areas relating to education, technology and career management and the improvement of individual and corporate performance. Knowledge Universe has formed, invested in or acquired, and in the future may form, invest in or acquire, other businesses that are involved in these and related areas, which businesses may be operated under the control of Knowledge Universe independently of us. Conflicts of interest between Knowledge Universe and its controlling owners and other affiliates and us may arise, and such conflicts of interest may not be resolved in a manner favorable to us, including potential competitive business activities, corporate opportunities, indemnity arrangements, registration rights, sales or distributions by Knowledge Universe or its affiliates of our common stock and the exercise by Knowledge Universe and its controlling owners of their ability to control our management and affairs. Our certificate of incorporation does not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest, or to ensure that potential business opportunities that may become available to both Knowledge Universe or its other affiliates and us will be reserved for or made available to us. Pertinent provisions of law will govern any such matters if they arise.

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

          As of August 1, 2003, there were outstanding under our equity incentive plans options to purchase a total of approximately 7.2 million shares of Class A common stock. Contemporaneous with our initial public offering, we registered approximately 17.4 million shares of Class A common stock issuable under our equity incentive plans, which includes the shares issuable upon exercise of all of our options outstanding as of the date of our initial public offering as well as options to be granted in the future. To the extent we issue shares upon the exercise of any of these options, investors in our Class A common stock will experience additional dilution.

Sales of our shares could negatively affect the market price of our stock.

          Sales of substantial amounts of shares in the public market could harm the market price of our Class A common stock. We had approximately 57.9 million shares of Class A common stock outstanding as of August 1, 2003, assuming the conversion of all outstanding Class B common stock into Class A common stock, and assuming no exercise of our then-outstanding options. A substantial number of these 57.9 million shares are restricted securities as defined by Rule 144 adopted under the Securities Act. These shares may be sold in the public market after the date of our initial public offering only if registered or if they qualify for an exemption from registration under Rule 144 or Rule 701 adopted under the Securities Act. We cannot predict the effect that future sales made under Rule 144, Rule 701 or otherwise will have on the market price of our Class A common stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

          We develop products in the United States and market our products primarily in North America and, to a lesser extent, in Europe and the rest of the world. As a result, our financial results could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. Because almost all of our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. We are billed by and pay our third-party manufacturers in U.S. dollars. In the three and six months ended June 30, 2003, we experienced net foreign currency exchange gains of $1.0 million and $0.7 million, respectively.  In the comparable periods in 2002, exchange rate fluctuations had little impact on our operating results.

          Cash equivalents and short-term investments are presented at fair value on our balance sheets. We invest our excess cash in accordance with our investment policy. Any adverse changes in interest rates or securities prices may harm the valuation of our short term investments and operating results. At June 30, 2003 our cash was invested primarily in municipal money market funds and investment grade short term fixed income municipal securities, the carrying value of which approximate market value.

          We are exposed to market risk from changes in interest rates on our outstanding bank debt. The level of a certain financial ratio maintained by LeapFrog determines interest rates we pay on borrowings. The interest rate will be between prime and prime plus 0.25% or LIBOR plus 1.25% and LIBOR plus 2.00%. Prime rate is the rate publicly announced by Bank of America as its prime rate. The interest cost of our bank debt is affected by changes in either prime rates or LIBOR. Any adverse changes could harm our operating results. We had no outstanding debt at June 30, 2003.

Item 4.  Controls and Procedures.

Evaluation of LeapFrog’s Disclosure Controls and Internal Controls

          As of the end of the period covered by this quarterly report on Form 10-Q, LeapFrog evaluated the effectiveness of the design and operation of its “disclosure controls and procedures,” or “Disclosure Controls.” This evaluation, or “Controls Evaluation,” was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

CEO and CFO Certifications

          Attached as exhibits to this quarterly report, there are “Certifications” of the CEO and the CFO required by Rule 13a-14(a) of the Securities Exchange Act of 1934, or the Rule 13a-14(a) Certifications. This Controls and Procedures section of the quarterly report includes the information concerning the Controls Evaluation referred to in the Rule 13a-14(a) Certifications and it should be read in conjunction with the Rule 13a-14(a) Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Control Over Financial Reporting

          Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.  Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal control over financial reporting is a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Limitations on the Effectiveness of Controls

          Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within LeapFrog have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions

          Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to LeapFrog is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

          There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1. Legal Proceedings.

In May 2003, we entered into a confidential settlement agreement and release of all claims with General Creation LLC, and filed a joint motion in federal district court in Virginia seeking dismissal with prejudice of all of the claims and counterclaims in the patent lawsuit.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 21, 2003, we held our annual meeting of stockholders for the purpose of electing nine directors to serve until the next annual meeting of stockholders and to ratify the selection by the audit committee of our board of directors of Ernst & Young LLP as our independent auditors for our fiscal year ending December 31, 2003.  The following directors were elected to our board of directors according to the following votes:

Nominees	For	Withheld

Thomas J. Kalinske	356,161,791	2,916,350
Michael C. Wood	356,205,529	2,872,792
Paul A. Rioux	356,162,654	2,915,667
Jeffrey Berg	358,579,466	498,855
Steven B. Fink	358,503,041	575,280
Stanley E. Maron	356,459,003	2,619,318
Barry Munitz	356,259,994	2,813,727
Stewart A. Resnick	358,558,632	519,689
Sarina D. Simon	358,511,788	566,533

Ernst & Young LLP was ratified as our independent auditors for our fiscal year ending December 31, 2003 according to the following votes:

For	358,829,220
Against	235,332
Abstained	13,769

Item 5. Other Information.

On August 4, 2003, G. Frederick Forsyth joined the company as chief operating officer.  In this role, Mr. Forsyth will oversee product development, engineering and worldwide manufacturing and logistics.  Paul Rioux, the company’s Vice Chairman of the board of directors, has been serving as acting chief operating officer. With the appointment of Mr. Forsyth, Mr. Rioux will turn over those duties and continue to actively support the company in the capacity of Vice Chairman and as a leader of strategic initiatives.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibit Index

	3.03*	Amended and Restated Certificate of Incorporation.
	3.04*	Amended and Restated Bylaws.
	4.01*	Form of Specimen Class A Common Stock Certificate.
	4.02	Fourth Amended and Restated Stockholders Agreement, dated May 30, 2003, among LeapFrog and the investors named therein.
	31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Incorporated by reference to the same numbered exhibit previously filed with the company’s registration statement on Form S-1 (SEC File No. 333-86898)

(b)	Reports on Form 8-K

On April 23, 2003, we filed a report on Form 8-K relating to a press release issued by LeapFrog to announce our financial results for our fiscal quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAPFROG ENTERPRISES, INC.
(Registrant)

/s/ MICHAEL C. WOOD

Michael C. Wood Chief Executive Officer and President (Authorized Officer)

Dated: August 11, 2003

/s/ JAMES P. CURLEY

James P. Curley Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 11, 2003

EXHIBIT INDEX

3.03*	Amended and Restated Certificate of Incorporation.
3.04*	Amended and Restated Bylaws.
4.01*	Form of Specimen Class A Common Stock Certificate.
4.02	Fourth Amended and Restated Stockholders Agreement, dated May 30, 2003, among LeapFrog and the investors named therein.
31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit previously filed with the company’s registration statement on Form S-1 (SEC File No. 333-86898)