Form 10-Q
period 2003-09-30
LEAPFROG ENTERPRISES INC
filed 2003-11-10
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares of Class A common stock, par value $0.0001, and Class B common stock, par value $0.0001, outstanding as of November 4, 2003, was 29,919,720 and 28,882,817, respectively.

Part I

Financial Information

Part II

Other Information

i

PART 1.

FINANCIAL INFORMATION

Item 1. Financial Statements.

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,		December 31, 2002
	2003	2002
	(Unaudited)		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$84,728	$57, 848	$73,327
Short term investments	13,115	—	—
Accounts receivable, net of allowances of $10,004, $11,343 and $16,388 at September 30, 2003 and 2002 and December 31, 2002, respectively	155,447	130,137	169,670
Inventories, net	119,508	92,337	84,460
Prepaid expenses and other current assets	9,847	8,976	4,065
Notes receivable from related parties	—	595	595
Deferred income taxes	26,121	10,201	16,783

Total current assets	408,766	300,094	348,900
Property and equipment, net	22,028	20,449	20,239
Other assets	185	431	284
Investments in affiliates and related parties	—	200	200
Deferred income taxes	9,332	5,889	4,867
Intangible assets, net	25,359	23,353	23,192

Total assets	$465,670	$350,416	$397,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,230	$68,031	$58,844
Accrued liabilities	32,700	26,106	40,533
Deferred revenue	1,027	3,853	3,006
Income taxes payable	2,440	13,730	21,832

Total current liabilities	100,397	111,720	124,215
Deferred rent and other long term liabilities	575	478	550
Deferred income taxes	3,595	4,390	4,119

Commitments and contingencies

Redeemable convertible series A preferred stock, $0.0001 par value; 2,000,000 shares authorized;-0-outstanding at September 30, 2003 and December 31, 2002; 2,000,000 issued and outstanding at September 30, 2002, net of $861 of issuance costs. (Liquidation preference of $25,000 at September 30, 2002)	—	24,139	—

Stockholders’ equity:
Class A common stock, par value $0.0001; 139,500,000 shares authorized; shares issued and outstanding: 28,165,532, 13,640,347 and 15,700,467 at September 30, 2003 and 2002 and December 31, 2002, respectively	3	1	2

Class B common stock, par value $0.0001; 40,500,000 shares authorized; 30,345,698, 30,487,805 and 38,678,831shares issued and outstanding at September 30, 2003 and 2002 and December 31, 2002, respectively	3	3	4
Additional paid-in capital	286,284	199,520	227,020
Deferred compensation	(3,113)	(5,871)	(4,922)
Notes receivable from stockholders	—	(3,860)	(2,624)
Accumulated other comprehensive income	264	104	165
Retained earnings	77,662	19,792	49,153

Total stockholders’ equity	361,103	209,689	268,798

Total liabilities and stockholders’ equity	$465,670	$350,416	$397,682

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$203,888	$182,127	$348,651	$283,325
Cost of sales	99,066	87,071	167,367	140,050

Gross profit	104,822	95,056	181,284	143,275

Operating expenses:
Selling, general and administrative	22,750	22,865	66,175	53,958
Research and development	14,003	14,137	41,679	39,810
Advertising	13,545	11,925	26,230	20,953
Depreciation and amortization	1,943	1,751	6,103	4,804

Total operating expenses	52,241	50,678	140,187	119,525

Income from operations	52,581	44,378	41,097	23,750

Interest expense	(3)	(127)	(8)	(822)
Interest income	250	259	958	459
Other income (expense), net	412	(38)	3,034	85

Income before provision for income taxes	53,240	44,472	45,081	23,472
Provision for income taxes	19,836	17,789	16,572	9,389

Net income	$33,404	$26,683	$28,509	$14,083

Net income per common share:
Basic	$0.58	$0.65	$0.50	$0.39
Diluted	$0.55	$0.50	$0.47	$0.30

Shares used in calculating net income per common share:
Basic	58,045,325	41,274,608	56,691,770	36,275,667
Diluted	61,086,489	53,384,455	60,168,609	47,221,080

See accompanying notes.

LEAPFROG ENTERPRISES, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Net income	$28,509	$14,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,375	7,776
Amortization	833	469
Loss on disposal of property and equipment	20	—
Loss on sale of investment with related party	19	—
Provision for allowances for accounts receivable	10,667	9,981
Deferred income taxes	(14,327)	(5,432)
Deferred rent	25	233
Deferred revenue	(1,979)	1,603
Amortization of deferred compensation	1,627	1,069
Conversion of stock appreciation rights to non-statutory stock options	—	1,341
Stock option compensation related to nonemployees	705	111
Tax benefit from exercise of stock options and other	35,542	1,838
Amortization of bond premium	112	—

Other changes in operating assets and liabilities:
Accounts receivable	3,556	(24,619)
Inventories	(35,048)	(46,234)
Prepaid expenses and other current assets	(5,782)	(6,918)
Notes receivable due from related parties	595	94
Other assets	99	(283)
Accounts payable	5,386	33,620
Accrued liabilities	(7,833)	12,317
Income taxes payable	(19,392)	4,096

Net cash provided by operating activities	14,709	5,145

Investing activities:
Purchases of property and equipment	(13,183)	(11,368)
Purchase of intangible assets	(3,000)	(250)
Purchases of short term investments	(19,738)	—
Sale of short term investments	6,510	—
Sale of investment in related party	181	—

Net cash used in investing activities	(29,230)	(11,618)

Financing activities:
Borrowings under credit agreement	—	182,000
Repayments under credit agreement	—	(243,163)
Proceeds from the payment of notes receivable from stockholders	2,624	505
Proceeds from the exercise of stock options and employee stock purchase plan	23,199	1,501
Proceeds from the issuance of common stock	—	115,116

Net cash provided by financing activities	25,823	55,959
Effect of exchange rate changes on cash	99	93

Increase in cash and cash equivalents	11,401	49,579
Cash and cash equivalents at beginning of period	73,327	8,269

Cash and cash equivalents at end of period	$84,728	$57,848

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$14,839	$8,800
Interest	$—	$1,154
Noncash investing and financing activities:
Common stock issued in exchange for notes receivable	$—	$292
Issuance of warrant for services rendered and previously accrued	$—	$142
Issuance of stock options related to conversion of stock appreciation rights	$—	$1,041

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

2. Stock Based Compensation

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. As allowed under the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with stock options granted to employees where exercise prices are equal to or greater than fair value. Deferred compensation for options granted to employees is determined as the difference between the fair market value of the Company’s common stock on the date options were granted in excess of the exercise price.

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

For purposes of disclosures pursuant to SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the estimated fair value of options is amortized over the options’ vesting period. The following table illustrates the effect on net income and net income per common share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income as reported	$33,404	$26,683	$28,509	$14,083
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	$368	$316	$1,029	$641
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects.	(1,756)	(1,387)	(4,102)	(3,071)

Pro forma net income	$32,016	$25,612	$25,436	$11,653

Net income per common share as reported:
Basic	$0.58	$0.65	$0.50	$0.39
Diluted	$0.55	$0.50	$0.47	$0.30
Pro forma net income per common share:
Basic	$0.55	$0.62	$0.45	$0.32
Diluted	$0.52	$0.48	$0.42	$0.25

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

4. Short Term Investments

Short term investments generally consist of investment grade municipal securities with maturities of one year or less. The Company classifies all short term investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a component of stockholders’ equity. The cost of securities sold is based on the specific identification method. At September 30, 2003, the $13,115 balance is comprised of municipal securities and the carrying value approximated the fair value.

5. Inventories

Inventories consist of the following:

	September 30,		December 31, 2002
	2003	2002
Raw materials	$30,444	$18,849	$17,007
Finished goods	89,064	73,488	67,453

Inventories, net	$119,508	$92,337	$84,460

6. Investment In Affiliates And Related Parties

In 2000, the Company entered into a partnership agreement with an employee of the Company for the purchase of real estate to be used as the executive’s primary residence. Under the terms of the agreement, the Company invested $200, and in exchange was entitled to participate in any potential gains and losses attributable to the property. In September 2003, the Company transferred 100% of its interest in the partnership to the employee in exchange for a payment of $181. Accordingly, the Company recorded a loss of $19 in the third quarter of 2003. The Company has no remaining rights or obligations under the partnership agreement.

7. Intangible Assets

In February 2003, the Company acquired certain trademark rights in connection with the settlement agreement entered into with Publications International, Ltd. The trademark was recorded at its estimated fair value of $3,000 and is being amortized over an estimated useful life of five years.Amortization expense related to the trademark was $150 and $350 for the three and nine months ended September 30, 2003, respectively.

8. Income Taxes

Our effective income tax rates were approximately 37.3% and 36.8% for the three and nine months ended September 30, 2003, respectively, and were 40% for the three and nine months ended September 30, 2002.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

9. Notes Receivable From Related Parties and Stockholders

Notes receivable from related parties and notes receivable from stockholders consisted of the principal, interest and payroll tax owed by employees for the exercise of vested stock options. The receivable for the loan principal is recorded as notes receivable from stockholders under stockholders’ equity. The receivable for the interest and payroll tax owed by employees is recorded as notes receivable from related parties under current assets.

By January 31, 2003, the entire balance of notes receivable from related parties and notes receivable from stockholders was paid to the Company by the respective related parties and stockholders. The Company has no remaining notes receivable due from related parties and stockholders.

10. Comprehensive Income

Comprehensive income is comprised of net income and currency translation adjustment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$33,404	$26,683	$28,509	$14,083

Currency translation adjustment.	126	159	99	93

Comprehensive income	$33,530	$26,842	$28,608	$14,176

11. Net Income Per Common Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share (“SFAS 128”), which requires the presentation of basic net income per common share and diluted net income per common share. Basic net income per common share excludes any dilutive effects of options, warrants and convertible securities.

The following sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Net income	$33,404	$26,683	$28,509	$14,083

Denominator:
Class A and B common stock—weighted average shares	58,045,325	41,274,608	56,691,770	36,275,667

Denominator for net income per Class A and B common share—basic	58,045,325	41,274,608	56,691,770	36,275,667

Effect of dilutive securities:
Employee stock options	3,041,164	3,308,681	3,476,839	2,817,940
Warrants	—	6,801,166	—	6,127,473
Convertible preferred stock	—	2,000,000	—	2,000,000

Denominator for diluted net income per Class A and B common share—adjusted weighted average shares and assumed conversions	61,086,489	53,384,455	60,168,609	47,221,080
Net income per Class A and B common share:
Basic	$0.58	$0.65	$0.50	$0.39
Diluted	$0.55	$0.50	$0.47	$0.30

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

12. Segment Reporting

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

	Net Sales	Income / (Loss) from operations
Three Months Ended September 30, 2003
U.S. Consumer	$167,126	$44,356
Education and Training	7,255	(1,170)
International	29,507	9,395

Total	$203,888	$52,581

Three Months Ended September 30, 2002
U.S. Consumer	$160,969	$43,771
Education and Training	5,332	(2,852)
International	15,826	3,459

Total	$182,127	$44,378

Nine Months Ended September 30, 2003
U.S. Consumer	$272,552	$30,837
Education and Training	26,333	(1,290)
International	49,766	11,550

Total	$348,651	$41,097

Nine Months Ended September 30, 2002
U.S. Consumer	$239,510	$26,205
Education and Training	14,127	(6,112)
International	29,688	3,657

Total	$283,325	$23,750

Total Assets	September 30, 2003	September 30, 2002	December 31, 2002
U.S. Consumer	$414,383	$324,651	$354,874
Education and Training	7,783	5,760	6,602
International	43,504	20,005	36,206

Total	$465,670	$350,416	$397,682

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

13. Conversion of Class B Common Stock

During the nine months ended September 30, 2003, a total of 8,333,133 shares of Class B common stock were converted to Class A common stock on a one-for-one basis.

14. Legal Proceedings

In May 2003, the Company entered into a confidential settlement agreement and release of all claims with General Creation LLC, and filed a joint motion in federal district court in Virginia seeking dismissal with prejudice of all of the claims and counterclaims in the patent lawsuit. The case was dismissed by the federal district court in Virginia in May 2003.

In September 2003, the Company, its co-defendants and Technology Innovations, LLC entered into a settlement agreement. The case was dismissed by the federal district court for the Western District of New York in September 2003.

In October 2003, the Company filed a complaint in the federal district court for the district of Delaware against Fisher-Price, Inc., alleging patent infringement involving Fisher-Price’s PowerTouch learning system. The Company is seeking damages and injunctive relief.

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

We operate three business segments, which we refer to as U.S. Consumer, Education and Training, and International. In the U.S. Consumer segment, we market and sell our products directly to national and regional mass-market and specialty retailers as well as to other retail stores through sales representatives. Our Education and Training segment targets the school market in the United States, including sales directly to educational institutions, to teacher supply stores and through catalogs aimed at educators. In our International segment, we sell our products outside the United States directly to overseas retailers and through various distribution and strategic arrangements. To date, we have sold our products predominantly through the toy sections of major retailers. For further information regarding our three business segments, see Note 12 to our consolidated financial statements contained elsewhere in this quarterly report.

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

Revenue Recognition

We recognize revenue upon shipment of our products provided that there are no significant post-delivery obligations to the customer and collection is reasonably assured, which generally occurs upon shipment, either from our U.S. distribution facility or directly from our third-party manufacturers. Net sales represent gross sales less negotiated price allowances based primarily on volume purchasing levels, estimated returns and allowances for defective products. A small portion of our revenue is deferred and recognized as revenue over an eighteen-month period, which is the estimated period of use of the product. We deferred 1% or less of net sales for each of the nine months ended September 30, 2003, and 2002.

Allowances For Accounts Receivable

We reduce accounts receivable by an allowance for amounts that may become uncollectible in the future. This allowance is an estimate based primarily on our management’s evaluation of the customer’s financial condition, past collection history and aging of the receivable. If the financial condition of any of our customers deteriorates, resulting in impairment of their ability to make payments, additional allowances may be required.

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

Inventories and Related Allowance For Slow-Moving, Excess and Obsolete Inventory

Inventories are stated at the lower of cost, on a first-in, first-out basis, or market value and are reduced by an allowance for slow-moving, excess and obsolete inventories. Our estimate for slow-moving, excess and obsolete inventories is based on our review of on hand inventories compared to estimated future usage and demand for our products. If actual future usage and demand for our products are less favorable than those that we project, additional inventory write-downs may be required.

Intangible Assets

Intangible assets, including excess of purchase price over the cost of net assets acquired, arose from our September 23, 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, our acquisition of substantially all the assets of Explore Technologies on July 22, 1998, and our acquisition of certain trademark rights in February 2003. At September 30, 2003, our intangible assets had a net balance of $25.4 million. This balance included $19.5 million of goodwill and other indefinite lived assets, which are not subject to amortization. At December 31, 2002, we tested our goodwill and other intangible assets for impairment based on a combination of the fair value of the cash flows that the business can be expected to generate in the future, known as the income approach, and the fair value of the business as compared to other similar publicly traded companies, known as the market approach. Based on this assessment we determined that no adjustments were necessary to the stated values. We review intangible assets, as well as other long-lived assets, annually and whenever events or circumstances indicate the carrying amount may not be fully recoverable.

Website Development, Content Development and Tooling Capitalization

We capitalized website development costs in accordance with Emerging Issues Task Force 00-02, “Accounting for Website Development Costs” guidelines. The development work for our current website was largely completed in 2002. Therefore, we did not incur any website development costs in the nine months ended September 30, 2003. We depreciate capitalized website development costs on a straight-line basis over two years. We capitalized $0.3 million and $3.1 million of website development costs for the years ended December 31, 2002 and 2001, respectively.

We capitalize the prepublication costs of books as content development costs. Only costs incurred with outside parties are capitalized. In the third quarter of 2003, we capitalized $0.3 million of content development costs, $32,000 of which pertained to our Education and Training segment. In the third quarter of 2002, we capitalized $1.0 million in content development costs, $0.9 million of which pertained to our Education and Training segment. In the nine months ended September 30, 2003, we capitalized $2.5 million of content development costs, $1.2 million of which pertained to our Education and Training segment. In the nine months ended September 30, 2002, we capitalized $2.7 million in content development costs, $2.2 million of which pertained to our Education and Training segment. We amortize these assets from the time of publication over their estimated useful lives, estimated to be three years, using the sum of year’s digits method. If the related content is deemed to have a shorter useful life, its estimated useful life and the amount of periodic amortization is adjusted accordingly. To the extent that books are taken out of circulation, any remaining unamortized content development costs are written off at the time the book is taken out of production.

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

We capitalize costs related to manufacturing tools developed for our products. We capitalized $1.2 million related to manufacturing tools in the third quarter of 2003 compared to $1.0 million for the same period in 2002. We capitalized $3.9 million and $4.2 million in the nine months ended September 30, 2003 and 2002, respectively. We depreciate these assets on a straight-line basis, to cost of sales, over an estimated useful life of two years. If the related product line or our manufacturing production results in a shorter life than originally expected, its estimated useful life and the amount of periodic depreciation is adjusted accordingly. To the extent that product lines are discontinued, the net book value of any remaining manufacturing tools are written off at the time the tools are taken out of production.

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

RESULTS OF OPERATIONS

The following table sets forth selected information concerning our results of operations as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.6	47.8	48.0	49.4

Gross profit	51.4	52.2	52.0	50.6
Operating expenses:
Selling, general and administrative	11.2	12.6	19.0	19.0
Research and development	6.9	7.8	12.0	14.1
Advertising	6.6	6.5	7.5	7.4
Depreciation and amortization	1.0	1.0	1.8	1.7

Total operating expenses	25.6	27.8	40.2	42.2

Income from operations	25.8	24.4	11.8	8.4
Interest and other income (expense) net	0.3	0.1	1.1	(0.1)

Income before provision for income taxes	26.1	24.4	12.9	8.3
Provision for income taxes	9.7	9.8	4.8	3.3

Net income	16.4%	14.7%	8.2%	5.0%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net Sales

Net sales increased by $21.8 million, or 12%, from $182.1 million in the three months ended September 30, 2002 to $203.9 million in the three months ended September 30, 2003. Foreign currency exchange rates favorably impacted net sales by 1% due to stronger international currencies. The net sales increase was primarily driven by strong volume increases in stand-alone product sales and, to a lesser extent, software and platform sales growth. For the 2003 third quarter, net sales of our standalone products increased 31%, and net sales of our software products and platform products increased 14% and 2%, respectively, compared to the third quarter of 2002.

Net sales for each segment, in dollars and as a percentage of total company net sales, were as follows:

	Three Months Ended September 30,
	2003		2002
Segment	$ (1)	% of Total Company Sales	$ (1)	% of Total Company Sales
U.S. Consumer	$167.1	82%	$161.0	88%
Education and Training	7.3	4%	5.3	3%
International	29.5	14%	15.8	9%

Total Company	$203.9	100%	$182.1	100%

(1)	In millions.

U.S. Consumer. Our U.S. Consumer segment’s net sales increased by $6.1 million, or 4%, from $161.0 million in the third quarter of 2002 to $167.1 million in the third quarter of 2003. This segment comprised 82% of total company net sales for the third quarter of 2003 and accounted for 28% of the increase in total company net sales. Net sales of stand-alone products increased by $7.5 million, or 20%, from $36.8 million in the third quarter of 2002 to $44.3 million in the third quarter of 2003 in our U.S. Consumer segment. Sales of stand-alone products accounted for 27% of our U.S. Consumer segment net sales in the third quarter of 2003, compared to 23% in the third quarter of 2002. The 20% increase in stand-alone sales year-over-year is primarily due to the success of our new and previously existing line of stand-alone products. Software net sales in our U.S Consumer segment increased by $3.0 million, or 7%, from $44.1 million in the third quarter of 2002 to $47.1 million in the third quarter of 2003. Sales of software products accounted for 28% of our U.S. Consumer segment net sales in the third quarter of 2003, compared to 27% of our U.S. Consumer segment net sales in the third quarter of 2002. Platform net sales in our U.S. Consumer segment decreased by $4.4 million, or 5%, from $80.1 million in the third quarter of 2002 to $75.7 million in the third quarter of 2003. Sales of platforms were 45% of U.S. Consumer net sales for the third quarter of 2003 compared to 50% of total U.S. Consumer net sales in the third quarter of 2002. The decline in platform sales in the third quarter was primarily due to decreased sales of our existing line of LeapPad platforms, partially offset by strong sales of the new generation of LeapPad-family platforms. Year-to-date U.S. Consumer segment platform sales increased 2% as compared to the same period in 2002. We expect platform sales in the fourth quarter of 2003 to strengthen due to the introduction of three new platforms in the second half of 2003 and continued sales of our existing platforms.

The net sales growth experienced in the U.S. Consumer segment in the third quarter of 2003 compared to the 2002 third quarter was lower than the net sales growth in each of the first and second quarters of 2003 as compared to the same quarters in 2002, primarily due to the timing of shipments to key customers. We anticipate a higher level of net sales growth for this segment in the fourth quarter of 2003 as compared to the fourth quarter of 2002 than we experienced in the third quarter of 2003. On a full-year basis, we expect sales dollar increases in platforms, software and stand-alone product lines.

Education and Training. Our Education and Training segment’s net sales increased by $2.0 million, or 36%, from $5.3 million in the third quarter of 2002 to $7.3 million in the third quarter of 2003. This segment comprised 4% of total company net sales for the third quarter of 2003 and accounted for 9% of the increase in total company net sales. The increase in this segment’s net sales is primarily due to the growing success of our major products in the SchoolHouse division, especially the LeapTrack instruction and assessment system and our instructional book series, the increase in new classroom product offerings and the increased brand awareness from the adoption of LeapFrog products by school districts around the United States.

International. Our International segment’s net sales increased by $13.7 million, or 86%, from $15.8 million in the third quarter of 2002 to $29.5 million in the third quarter of 2003. Foreign currency exchange rates favorably impacted net sales by 9% due to stronger international currencies. This segment comprised 14% of total company net sales for the third quarter of 2003 and accounted for 63% of the increase in total company net sales. The strong performance in our International segment is primarily due to increased market penetration in the United Kingdom and Canada, which resulted from more localized product offerings and the recognition of the LeapFrog brand.

Gross Profit

Gross profit increased by $9.7 million, or 10%, from $95.1 million in the third quarter of 2002 to $104.8 million in the third quarter of 2003. Gross profit as a percentage of net sales, or gross profit margin, decreased from 52.2% in the third quarter of 2002 to 51.4% in the third quarter of 2003. The decrease in gross profit margin was primarily due to decreased margin in our U.S. Consumer segment, offset by increased margin in our International and Education and Training segment.

Gross profit for each segment and the related percentage of segment net sales were as follows:

	Three Months Ended September 30,
	2003		2002
Segment	$ (1)	% of Segment Net Sales	$ (1)	% of Segment Net Sales
U.S. Consumer	$84.8	50.8%	$85.1	52.8%
Education and Training	3.7	51.4%	2.4	45.9%
International	16.3	55.1%	7.5	47.7%

Total Company	$104.8	51.4%	$95.1	52.2%

(1)	In millions.

U.S. Consumer. Our U.S. Consumer segment’s gross profit remained relatively flat at $84.8 million in the third quarter of 2003 compared to $85.1 million in the third quarter of 2002. Gross profit margin decreased from 52.8% in the third quarter of 2002 to 50.8% in the third quarter of 2003. The decrease in gross profit margin was primarily due to higher royalty expenses resulting from increased sales of royalty-bearing products, higher warehousing expenses, and increased freight costs, partially offset by savings in lower integrated circuit costs. In the fourth quarter, we anticipate gross profit dollars will increase as compared to the prior year.

Education and Training. Our Education and Training segment’s gross profit increased by $1.3 million, or 52%, from $2.4 million in the third quarter of 2002 to $3.7 million in the third quarter of 2003. Gross profit margin increased from 45.9% in the third quarter of 2002 to 51.4% in the second quarter of 2003. The increase in gross profit margin in this segment was primarily due to lower product costs, partially offset by higher freight and warehousing expenses.

International. Our International segment’s gross profit increased by $8.8 million, or 116%, from $7.5 million in the third quarter of 2002 to $16.3 million in the third quarter of 2003. Gross profit margin increased from 47.7% in the third quarter of 2002 to 55.1% in the third quarter of 2003. The increase in gross profit margin in this segment was primarily due to lower product cost and the fact that higher-margin software sales comprised a larger percentage of the product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.1 million, or 1%, from $22.9 million in the third quarter of 2002 to $22.8 million in the third quarter of 2003. As a percentage of net sales, selling, general and administrative expenses decreased from 12.6% in the third quarter of 2002 to 11.2% in the second quarter of 2003. The dollar decrease year-over-year was primarily due to lower incentive compensation, litigation, and bad debt expenses, offset by increased fixed compensation expenses. Decreased incentive compensation expense was due to reduced employee incentive and commission expenses related to lower sales performance as compared to internal goals. Litigation expenses were lower in the third quarter of 2003 compared to the same period in 2002, primarily due to the settlement, in the second quarter of 2003, of most of our outstanding litigation matters. Bad debt expense was lower than last year due to the loss incurred on the sale of the remaining Kmart pre-petition bankruptcy receivables in the prior year. The higher fixed compensation expense resulted from our emphasis on building internal sales and marketing teams and infrastructure to support our projected worldwide growth. On a full-year basis, we anticipate selling, general and administrative expenses to increase in dollars but to decrease as a percentage of net sales as compared to 2002.

Research and Development Expenses

Research and development expenses, which include content and product development expenses, decreased by $0.1 million, or 1%, from $14.1 million in the third quarter of 2002 to $14.0 million in the third quarter of 2003. As a percentage of net sales, research and development expenses decreased from 7.8% in the third quarter of 2002 to 6.9% in the third quarter of 2003.

Content development expense increased by $0.4 million, or 6%, from $6.9 million in the third quarter of 2002 to $7.3 million in the third quarter of 2003. As a percentage of net sales, content development expenses decreased from 3.8% in 2002 to 3.6% in 2003. Spending on development of software products increased by 8% over the third quarter of 2002, but was fully offset by lower spending on Internet content. We anticipate content development expenses to increase in dollars year-over-year, but to decrease as a percentage of net sales.

Product development and engineering expenses decreased by $0.6 million, or 8%, from $7.3 million in the third quarter of 2002, to $6.7 million in the third quarter of 2003. As a percentage of net sales, product development and engineering expenses decreased from 4.0% in 2002 to 3.3% in 2003. Spending on the development and engineering of new platforms and stand-alone products increased by 11% over the third quarter of 2002, but was fully offset by decreased website engineering expenses. We largely completed the development and engineering of our website in 2002, and the expenses related to the maintenance of the website are classified as selling, general and administrative expenses. We anticipate product development and engineering expenses to increase in dollars year over year, but to decrease as a percentage of net sales.

Advertising Expense

Advertising expense increased by $1.6 million, or 14%, from $11.9 million in the third quarter of 2002 to $13.5 million in the third quarter of 2003. As a percentage of net sales, advertising expense increased from 6.5% in 2002 to 6.6% in 2003. The increase in advertising expense was primarily due to increased television advertising to promote brand awareness for the upcoming holiday season. We anticipate this dollar increase to continue in the fourth quarter of 2003 compared to the same period last year.

Depreciation and Amortization Expenses

Depreciation and amortization expenses, which exclude depreciation of tooling and amortization of content development costs included in cost of sales, increased by $0.1 million, or 11%, from $1.8 million in the third quarter of 2002, to $1.9 million in the third quarter of 2003. As a percentage of net sales, depreciation and amortization expense was

1% for the third quarter of 2003 and 2002. The dollar increase was primarily due to higher depreciation expense of computers and software purchased to support employee headcount growth, offset by decreased amortization of website development expenses. We largely completed the development of our website last year.

Income (Loss) From Operations

Our income from operations increased by $8.2 million, or 19%, from $44.4 million in the third quarter of 2002 to $52.6 million in the third quarter of 2003. As a percentage of net sales, our income from operations increased from 24.4% in the third quarter of 2002 to 25.8% in the third quarter of 2003. The improvement was primarily due to increased operating expense leverage.

Income or loss from operations for each segment and the related percentage of segment net sales were as follows:

	Three Months Ended September 30,
	2003		2002
Segment	$ (1)	% of Segment Net Sales	$ (1)	% of Segment Net Sales
U.S. Consumer	$44.4	26.5%	$43.8	27.2%
Education and Training	(1.2)	(16.1)%	(2.9)	(53.5)%
International	9.4	31.8%	3.5	21.9%

Total Company	$52.6	25.8%	$44.4	24.4%

(1)	In millions.

U.S. Consumer. Our U.S. Consumer segment’s income from operations increased by $0.6 million, or 1%, from $43.8 million in the third quarter of 2002 to $44.4 million in the third quarter of 2003. As a percentage of net sales, income from operations decreased from 27.2% in the third quarter of 2002 to 26.5% in the third quarter of 2003. Operating income, as a percentage of net sales, decreased from last year due primarily to lower gross profit margin.

Education and Training. Our Education and Training segment’s loss from operations improved by $1.7 million, or 59%, from a loss of $2.9 million in the third quarter of 2002 to a loss of $1.2 million in the third quarter of 2003. As a percentage of net sales, loss from operations improved from (53.5)% in the third quarter of 2002 to (16.1)% in the third quarter of 2003. The improved operating loss compared to last year was primarily due to the increase in net sales, higher gross profit margin and operating expense leverage.

International. Our International segment’s income from operations increased by $5.9 million, or 172%, from $3.5 million in the third quarter of 2002 to $9.4 million in the third quarter of 2003. As a percentage of net sales, income from operations increased from 21.9% in the third quarter of 2002 to 31.8% in the third quarter of 2003. The dollar increase in operating income year over year is primarily due to net sales growth in the United Kingdom and Canada.

Other

Net interest income increased by $0.1 million from $0.1 million in the third quarter of 2002 to $0.2 million in the third quarter of 2003. This increase was primarily due to higher invested average cash balances and the elimination of our debt in July 2002.

Other income increased by $0.5 million due primarily to foreign exchange gains relating to the United Kingdom and France.

Our effective income tax rates were 37.3% and 40.0% for the third quarter of 2003 and 2002, respectively. The decline in the effective tax rate was primarily due to research and development tax credits. We expect our annual tax rate to be approximately 37.5% for 2003.

Net Income

Net income increased $6.7 million, or 25%, from $26.7 million in the third quarter of 2002 to $33.4 million in the third quarter of 2003. As a percentage of net sales, net income increased from 8.2% in the third quarter of 2002 to 16.4% in the third quarter 2003.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Net Sales

Net sales increased by $65.3 million, or 23%, from $283.3 million in the nine months ended September 30, 2002 to $348.7 million in the nine months ended September 30, 2003. Foreign currency exchange rates favorably impacted net sales by 1% due to stronger international currencies. The net sales increase is primarily due to strong volume increases in stand-alone and software products, and to a lesser extent increases in platform products.

Net sales for each segment, in dollars and as a percentage of total company net sales, were as follows:

	Nine Months Ended September 30,
	2003		2002
Segment	$ (1)	% of Total Company Sales	$ (1)	% of Total Company Sales
U.S. Consumer	$272.6	78%	$239.5	85%
Education and Training	26.3	8%	14.1	5%
International	49.8	14%	29.7	10%

Total Company	$348.7	100%	$283.3	100%

(1)	In millions.

U.S. Consumer. Our U.S. Consumer segment’s net sales increased by $33.0 million, or 14%, from $239.5 million in 2002 to $272.6 million in 2003. This segment comprised 78% of total company net sales in 2003 and accounted for 50% of the increase in total company net sales. Net sales of stand-alone products increased by $15.7 million, or 28%, from $55.8 million in 2002 to $71.5 million in 2003 in our U.S. Consumer segment. Sales of stand-alone products accounted for 26% of our U.S. Consumer segment net sales in 2003, compared to 23% in 2002. Software net sales in our U.S Consumer segment increased by $14.9 million, or 21%, from $69.9 million in 2002 to $84.8 million in 2003. Sales of software products accounted for 31% of our U.S. Consumer segment net sales in 2003, compared to 29% of our U.S. Consumer segment net sales in 2002. Platform net sales in our U.S. Consumer segment increased by $2.5 million, or 2%, from $113.8 million in 2002 to $116.3 million in 2003. Sales of platforms were 43% of U.S. Consumer net sales in 2003 compared to 48% of total U.S. Consumer net sales in 2002.

Education and Training. Our Education and Training segment’s net sales increased by $12.2 million, or 86%, from $14.1 million in 2002 to $26.3 million in 2003. This segment comprised 8% of total company net sales in 2003 and accounted for 19% of the increase in total company net sales. The increase in this segment’s net sales was primarily due to the growing success of our major products in the SchoolHouse division, especially the LeapTrack instruction and assessment system and our instructional book series, the increase in new classroom product offerings and the increased brand awareness from the adoption of LeapFrog products by school districts around the United States.

International. Our International segment’s net sales increased by $20.1 million, or 68%, from $29.7 million in 2002 to $49.8 million in 2003. Foreign currency exchange rates favorably impacted net sales by 8% due to stronger international currencies. This segment comprised 14% of total company net sales in 2003 and accounted for 31% of the increase in total company net sales. The strong performance in our International segment was primarily due to increased sales in the United Kingdom and Canada, offset by a decrease in Japan. The sales increase in the United Kingdom and Canada was primarily due to larger market penetration resulting from more localized products and additional retail shelf space. The sales decrease in Japan was primarily due to the cancellation of our two-year Quantum Pad sales program with Benesse Corporation in the first quarter of 2003. We have an ongoing relationship with Benesse Corporation with focus on our LeapPad platform and its related content.

Gross Profit

Gross profit increased by $38.0 million, or 27%, from $143.3 million in 2002 to $181.3 million in 2003. Gross profit margin increased from 50.6% in 2002 to 52.0% in 2003. Gross profit margin increased in our Education and Training and International segments, and declined in our U.S. Consumer segment.

Gross profit for each segment and the related percentage of segment net sales were as follows:

	Nine Months Ended September 30,
	2003		2002
Segment	$ (1)	% of Segment Net Sales	$ (1)	% of Segment Net Sales
U.S. Consumer	$139.4	51.2%	$123.4	51.5%
Education and Training	15.6	59.2%	7.6	53.7%
International	26.3	52.8%	12.3	41.5%

Total Company	$181.3	52.0%	$143.3	50.6%

U.S. Consumer. Our U.S. Consumer segment’s gross profit increased by $16.0 million, or 13%, from $123.4 million in 2002 to $139.4 million in 2003. Gross profit margin decreased from 51.5% in 2002 to 51.2% in 2003. This segment represented 42% of the total company gross profit increase. The decrease in gross profit margin in this segment was primarily due to higher royalty and warehousing expenses, partially offset by lower product costs.

Education and Training. Our Education and Training segment’s gross profit increased by $8.0 million, or 106%, from $7.6 million in 2002 to $15.6 million in 2003. Gross profit margin increased from 53.7% in 2002 to 59.2% in 2003. This segment represented 21% of the total company gross profit increase. The increase in gross profit margin in this segment was primarily due to lower product cost, partially offset by higher warehousing expenses.

International. Our International segment’s gross profit increased by $14.0 million, or 113%, from $12.3 million 2002 to $26.3 million in 2003. Gross profit margin increased from 41.5% in 2002 to 52.8% in 2003. This segment represented 37% of the total company gross profit margin increase. The increase in gross profit margin in this segment was primarily due to lower product cost.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $12.2 million, or 23%, from $54.0 million in 2002 to $66.2 million in 2003. As a percentage of net sales, selling, general and administrative expenses remained flat at 19.0%. The dollar increase year over year is primarily due to higher fixed compensation expenses resulting from our worldwide expansion, offset by lower incentive compensation expenses.

Research and Development Expenses

Research and development expenses, which include content and product development expenses, increased by $1.9 million, or 5%, from $39.8 million in 2002 to $41.7 million in 2003. As a percentage of net sales, research and development expenses decreased from 14.1% in 2002 to 12.0% in 2003.

Content development expenses increased by $1.9 million, or 9%, from $21.3 million in 2002 to $23.2 million in 2003. However, as a percentage of net sales, content development expenses decreased from 7.5% in 2002 to 6.6% in 2003. The dollar increase in our content development expenses was primarily due to our expanded assortment of content for use with our existing and new platforms.

Product development and engineering expenses remained flat at $18.5 million. As a percentage of net sales, product development and engineering expenses decreased from 6.5% in 2002 to 5.3% in 2003. Our core product development expenses increased by $3.8 million, or 28%. The increase in core product development expenses year over year is primarily due to the development costs of our new platforms scheduled to be released in the fall of 2003, offset by decreased website engineering expenses.

Advertising Expense

Advertising expense increased by $5.3 million, or 25%, from $21.0 million in 2002 to $26.2 million in 2003. As a percentage of net sales, advertising expense increased from 7.4% in 2002 to 7.5% in 2003 due to higher television advertising and higher advertising agency fees.

The increase in dollars year over year is primarily due to increased print and television media advertising to promote brand awareness as a result of our worldwide expansion.

Depreciation and Amortization Expenses

Depreciation and amortization expenses, which exclude depreciation of tooling and amortization of content development costs included in cost of sales, increased by $1.3 million, or 27%, from $4.8 million in 2002, to $6.1 million in 2003. As a percentage of net sales, depreciation and amortization expenses increased from 1.7% in 2002 to 1.8% in 2003. The dollar increase was primarily due to the depreciation of computers and software purchased to support our worldwide expansion.

Income (Loss) From Operations

Our income from operations increased by $17.3 million, or 73%, from $23.8 million in 2002 to $41.1 million in 2003. As a percentage of net sales, our income from operations increased from 8.4% in 2002 to 11.8% in 2003. The improvement in income or loss from operations in all three segments was primarily due to increased sales and operating expense leverage.

Income or loss from operations for each segment and the related percentage of segment net sales were as follows:

	Nine Months Ended September 30,
	2003		2002
Segment	$ (1)	% of Segment Net Sales	$ (1)	% of Segment Net Sales
U.S. Consumer	$30.8	11.3%	$26.2	10.9%
Education and Training	(1.3)	(4.9)%	(6.1)	(43.3)%
International	11.6	23.2%	3.7	12.3%

Total Company	$41.1	11.8%	$23.8	8.4%

(1)	In millions.

U.S. Consumer. Our U.S. Consumer segment’s income from operations increased by $4.6 million, or 18%, from $26.2 million in 2002 to $30.8 million in 2003. As a percentage of net sales, income from operations increased from 10.9% in 2002 to 11.3% in 2003. The increase in operating income as a percentage of net sales compared to last year was primarily due to strong sales growth and operating expense leverage achieved.

Education and Training. Our Education and Training segment’s loss from operations decreased by $4.8 million, or 79%, from a loss of $6.1 million in 2002 to a loss of $1.3 million in 2003. As a percentage of net sales, loss from operations decreased from (43.3)% in 2002 to (4.9)% in 2003. The improved operating loss as a percentage of net sales compared to last year was primarily due to strong sales growth, improved gross margin profit and operating expense leverage.

International. Our International segment’s income from operations increased by $7.9 million, or 216%, from $3.7 million in 2002 to $11.6 million in 2003. As a percentage of net sales, income from operations increased from 12.3% in 2002 to 23.2% in 2003. The increase in operating income year over year was primarily due to increased sales in the United Kingdom and Canada combined with improved gross profit margin, offset by decreased sales to Benesse Corporation in Japan and higher operating expenses due to our worldwide expansion.

Other

Net interest income (expense) increased by $1.3 million from expense of $0.4 million in 2002 to income of $1.0 million in 2003. This increase was primarily due to higher invested average cash balances and the elimination of our debt.

Other income increased by $2.9 million due primarily to the one-time payment received from Benesse Corporation and net foreign exchange gains related to our European operations. The payment received from Benesse Corporation was in connection with the early cancellation of our Quantum Pad sales contract related to a discontinued direct-to-home program for Benesse’s middle school subscribers.

Our effective income tax rates were 36.8% and 40.0% for the nine months of 2003 and 2002, respectively. The decline in the effective tax rate was primarily due to research and development tax credits. We expect our annual tax rate to be approximately 37.5% for 2003.

Net Income

Net income increased $14.4 million, or 102%, from $14.1 million for the nine months ended September 30. 2002 to $28.5 million for the nine months ended September 30. 2003. As a percentage of net sales, net income increased from 5.0% in the nine months ended September 30. 2002 to 8.2% in the nine months ended September 30. 2003.

SEASONALITY

Our business is subject to significant seasonal fluctuations. The substantial majority of our net sales and all of our net income are realized during the third and fourth calendar quarters. In addition, our quarterly results of operations have fluctuated significantly in the past, and can be expected to continue to fluctuate significantly in the future, as a result of many factors, including: seasonal influences on our sales, such as the holiday shopping season and back-to-school purchasing; unpredictable consumer preferences and spending trends; the need to increase inventories in advance of our primary selling season; timing of orders by our customers and timing of introductions of our new products. For a discussion of these and other factors affecting seasonality, see “Our business is seasonal, and therefore our annual operating results will depend, in large part, on sales relating to the brief holiday season” and “Our quarterly operating results are susceptible to fluctuations that could cause our stock price to decline” under the heading “Risk Factors That May Affect Our Results and Stock Price.”

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $14.7 million for the nine months ended September 30, 2003, compared to $5.1 million for the comparable period in 2002. The $9.6 million increase in net cash provided by operating activities as compared to the same period in the prior year was due primarily to increased net income. Cash, cash equivalents and short-term investments were $97.8 million at September 30, 2003, an increase of $24.5 million from $73.3 million at December 31, 2002 and an increase of $40.0 million from $57.8 million at September 30, 2002. The $24.5 million increase from December 31, 2002 was primarily due to proceeds from the exercise of stock options and net income from operations, partially offset by seasonal increases in inventory purchases. The $40.0 million increase from September 30, 2002 was primarily due to net income from operations and proceeds from the exercise of stock options, offset by increased purchases of inventory to support our sales growth and purchases of property and equipment. Accounts receivable decreased to $155.4 million at September 30, 2003, from $169.7 million at December 31, 2002, due primarily to the seasonality of sales, and increased from $130.1 million at September 30, 2002, due to increased sales. Allowances for accounts receivable were $10.0 million at September 30, 2003, compared to $16.4 million at December 31, 2002, and $11.3 million at September 30, 2002.

Net inventories were $119.5 million, $84.5 and $92.3 million at September 30, 2003, December 31, 2002, and September 30, 2002, respectively. Net inventory at September 30, 2003 has increased 29% from September 30, 2002 as compared to third quarter year over year sales growth of 23%. We believe our inventory position and scheduled production level is appropriate to support our projected sales for the 2003 holiday season. We typically commit to inventory production, content development and advertising expenditures prior to the peak third and fourth quarter retail selling season. These timing differences between expenditures and the related cash collection negatively impact our cash flow during the year, particularly in the second half.

Net cash used in investing activities was $29.2 million in the nine months ended September 30, 2003, compared to $11.6 million in the same period in 2002. The primary components of net cash used in investing activities in 2003 were purchases of $19.7 million of short-term investments, $13.2 million of property and equipment and $3.0 million of intangible assets, offset by sales of $6.5 million of short-term investments. In 2002, the $11.6 million used in investing activities related primarily to purchases of $11.4 million of property and equipment and $0.2 million of intangible assets.

Net cash provided by financing activities was $25.8 million in the nine months ended September 30, 2003, compared to $56.0 million in the same period in 2002. Net cash provided by financing activities in 2003 related to proceeds received from stock option exercises andpurchases through our employee stock purchase plan of $23.2 million and the $2.6 million payment of notes receivable from stockholders. In 2002, net cash provided by financing activities was primarily related to $115.1 million in proceeds received from our July 2002 initial public offering of our Class A common stock, offset by the repayment of $61.2 million in borrowings, which includes the $34.1 million repayment of our entire outstanding long term debt balance on July 30, 2002.

On December 31, 2002, we entered into a $30.0 million three-year unsecured senior credit facility, with an option to increase the facility to $50.0 million, for working capital purposes. The agreement requires that we comply with certain financial covenants, including the maintenance of a minimum quick ratio on a quarterly basis and a minimum level of “earnings before interest, tax, depreciation and amortization” or EBITDA, as such term is defined in the credit facility agreement, on a rolling quarterly basis. We were in compliance with these covenants at September 30, 2003. The level of a certain financial ratio maintained by us determines the interest rates on borrowings. The interest rate will be between prime and prime plus 0.25% or LIBOR plus 1.25% and LIBOR plus 2.00%. At September 30, 2003 and 2002, we had outstanding letters of credit of $0.3 million and $1.7 million, respectively. At September 30, 2003, $29.7 million of unused borrowings were available to us.

We conduct our corporate operations from leased facilities and lease some equipment under operating leases. Generally, our leased facilities and operating leases have initial lease periods of three to ten years and contain provisions for renewal options of five years at market rates.

We estimate that our capital expenditures for 2003 will be between $15.0 million and $17.0 million, as compared to $14.8 million in 2002. Capital expenditures, in both years, consist primarily of manufacturing tools, computers and software, and capitalization of external costs of developing content for our platforms. We review our capital expenditure program periodically and modify it as required to meet current business needs.

We believe our existing cash and short term investments and anticipated cash flow from operations will be sufficient to meet our working capital and capital requirements through at least 2004.

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

Outbreaks of Severe Acute Respiratory Syndrome, or SARS, may adversely impact our business or the operations of our contract manufacturers or our suppliers.

In the past, outbreaks of SARS have been significantly focused on Asia, particularly in Hong Kong, where we have an office, and in the Guangdong province of China, where almost all of our finished goods manufacturers are located. The design, development and manufacture of our products could suffer if a significant number of our employees or the employees of our manufacturers or their suppliers contract SARS or otherwise are unable to fulfill their responsibilities. In the event of any significant outbreak, quarantine or other disruption, we may be unable to quickly identify or secure alternate suppliers or manufacturing facilities and our results of operations would be adversely affected.

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

We currently compete primarily in the infant and toddler and preschool categories and electronic learning aids category of the U.S. toy industry and, to some degree, in the overall U.S. and international toy industry. Our SchoolHouse division competes in the supplemental educational materials market. Each of these markets is very competitive and we expect competition to increase in the future. For example, in July 2003, Mattel, Inc. introduced under its Fisher-Price brand a product called “PowerTouch” having functionality similar to that of our LeapPad platform. We believe that we are beginning to compete, and will increasingly compete in the future, with makers of popular game platforms and smart mobile devices such as personal digital assistants. These companies are well situated to compete effectively in our primary markets. Additionally, we are beginning to cross over into their markets with products such as our Leapster platform and iQuest handheld device. Many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to changes in consumer requirements or preferences or to new or emerging technologies. They may also devote greater resources to the development, promotion and sale of their products than we do. We cannot assure you that we will be able to compete effectively in our markets.

Our quarterly operating results are susceptible to fluctuations that could cause our stock price to decline.

Historically, our quarterly operating results have fluctuated significantly. For example, our net income (loss) for the first through fourth quarters of 2002 was $(5.1) million, $(7.5) million, $26.7 million and $29.4 million, respectively. Our net income (loss) for the first through third quarters of 2003 was $(1.0) million, $(3.9) million and $33.4 million, respectively. We expect these fluctuations to continue for a number of reasons, including:

•	seasonal influences on our sales, such as the holiday shopping season and back-to-school purchasing;

•	unpredictable consumer preferences and spending trends;

•	the need to increase inventories in advance of our primary selling season;

•	timing of new product introductions;

•	general economic conditions;

•	changes in our pricing policies, the pricing policies of our competitors and general pricing trends in consumer electronics and toy markets;

•	international sales volume and the mix of such sales among countries with similar or different holidays and school years than the United States;

•	the impact of strategic relationships;

•	the sales cycle to schools, which may be uneven depending on budget constraints, the timing of purchases and other seasonal influences; and

•	the timing of orders by our customers and our ability to fulfill those orders in a timely manner, or at all.

We expect that we will continue to incur losses during the first and second quarters of each year for the foreseeable future. We do not have sufficient operating experience to predict the overall effect of various seasonal factors and their effect on our future quarterly operating results. If we fail to meet our projected net sales or other projected operating results, or if we fail to meet analysts’ or investors’ expectations, the market price of our Class A common stock could decrease.

We currently rely, and expect to continue to rely, on our LeapPad platform and related interactive books for a significant portion of our sales.

Our LeapPad platform and related interactive books accounted for approximately 48% of our net sales in 2002. No other product line, together with its related software, accounted for more than approximately 10% of our net sales in 2002. A significant portion of our future sales will depend on the continued commercial success of our LeapPad platform and related interactive books. If the sales for our LeapPad platform are below expected sales or if sales of our LeapPad interactive books do not grow as we anticipate, sales of our other products may not be able to compensate for these shortfalls and our overall sales would suffer.

Our business depends on three retailers that together accounted for approximately 69% of our net sales in 2002, and our dependence upon a small group of retailers may increase.

Wal-Mart (including Sam’s Club), Toys “R” Us and Target accounted in the aggregate for approximately 69% of our net sales in 2002. We expect that a small number of large retailers will continue to account for a significant majority of our sales and that our sales to these retailers may increase as a percentage of our total sales. At December 31, 2002, Wal-Mart (including Sam’s Club) accounted for approximately 33% of our accounts receivable and Toys “R” Us accounted for approximately 30% of our accounts receivable. If any of these retailers experience significant financial difficulty in the future or otherwise fail to satisfy their accounts payable, our allowance for doubtful accounts receivable could be insufficient. If any of these retailers reduce their purchases from us, change the terms on which we conduct business with them or experience a future downturn in their business, our business and operating results could be harmed.

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

We launched our SchoolHouse division in June 1999, and to date the division, which accounts for substantially all of the results of our Education and Training segment, has incurred cumulative losses. Although the division reported an operating profit for the second quarter of 2003, it incurred an operating loss in the third quarter of 2003 and we anticipate that it will incur additional operating losses in the near term. Sales from our SchoolHouse division’s curriculum-based products will depend principally on broadening market acceptance of those products, which in turn depends on a number of factors, including:

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

If we cannot increase market acceptance of our SchoolHouse division’s supplemental educational products, including our LeapTrack assessment system introduced in Fall 2002, the division may not be able to achieve operating profits on a full-year basis and our future sales could suffer. As of December 31, 2001, we had capitalized $3.5 million of our content development costs relating to our SchoolHouse division. In 2002 we capitalized an additional $3.1 million. For the nine months ended September 30, 2003, we capitalized approximately $1.2 million. If the SchoolHouse division does not continue to achieve operating profits, we may have to write off some or all of these capitalized costs, which could significantly harm our operating results.

Our planned expansion into additional international markets may not succeed and our future operating results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

We have limited experience with sales operations outside the United States. In January 2000, we expanded beyond the use of international distributors to sell our products and started selling our products directly to retailers in the United Kingdom. We began selling directly to retailers in Canada in June 2002, to retailers in France in July 2002, and to retailers in Mexico in September 2003, and we plan to enter the German-speaking markets in Europe through our distributor, Stadlbauer Marketing + Vertrieb G.m.b.H., in the second half of 2004. We derived approximately 10% of our net sales from outside the United States in 2002 and 5% in 2001. We intend to increase our international sales through additional overseas offices to develop further our direct sales efforts, distributor relationships and strategic relationships with companies with operations outside of the United States, such as Benesse Corporation and Sega Toys in Japan. However, these and other efforts may not help increase sales of our products outside the United States. Our business is, and will increasingly be, subject to risks associated with conducting business internationally, including:

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

In the course of our business, we periodically receive claims of infringement or otherwise become aware of potentially relevant patents, copyrights, trademarks or other intellectual property rights held by other parties. Upon receipt of this type of communication, we evaluate the validity and applicability of allegations of infringement of intellectual property rights to determine whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies or trademarks or other proprietary matters in or on our products. Any dispute or litigation regarding patents, copyrights, trademarks or other intellectual property rights, regardless of its outcome, may be costly and time-consuming, and may divert our management and key personnel from our business operations. If we, our distributors or our manufacturers are adjudged to be infringing the intellectual property rights of any third party, we or they may be required to obtain a license to use those rights, which may not be obtainable on reasonable terms, if at all. We also may be subject to significant damages or injunctions against the development and sale of some or all of our products or against the use of a trademark in the sale of some or all of our products. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all the liability that could be imposed. We may presently be unaware of intellectual property rights of others that may cover some or all of our technology or products. We will continue to be subject to infringement claims as we increase the number and type of products we offer, as the number of products, services and competitors in our markets grow, as we enter new markets and as our products receive more attention and publicity. If we fail to be successful against these claims, it could require us to stop selling our LeapPad and other platforms and to pay damages.

Our intellectual property rights may not prevent our competitors from using our technologies or similar technologies to develop competing products, which could weaken our competitive position and harm our operating results.

Our success depends in large part on our proprietary technologies that are used in our My First LeapPad, LeapPad, LeapPad Plus Writing and Quantum Pad platforms, as well as our Explorer and Odyssey interactive globe series. We rely, and plan to continue to rely, on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with selected parties with whom we conduct business to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our intellectual property or deter independent third-party development of similar technologies. For example, we are aware that products very similar to some of ours have been produced in China, and we are vigorously seeking to enforce our rights. However, we may not be able to enforce our intellectual property rights, if any, in China or other countries where such product may be manufactured or sold. Monitoring the unauthorized use of our intellectual property is costly, and any dispute or other litigation, regardless of outcome, may be costly and time-consuming and may divert our management and key personnel from our business operations. The steps we have taken may not prevent unauthorized use of our intellectual property, particularly in foreign countries where we do not hold patents or trademarks or where the laws may not protect our intellectual property as fully as in the United States. Some of our products and product features have limited intellectual property protection, and, as a consequence, we may not have the legal right to prevent others from reverse engineering or otherwise copying and using these features in competitive products. If we fail to protect or to enforce our intellectual property rights successfully, our rights could be diminished and our competitive position could suffer, which could harm our operating results.

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

•	If our forecasts of demand are too high, we may accumulate excess inventories of components and finished products, which could lead to markdown allowances or write-offs affecting some or all of such excess inventories. We may also have to adjust the prices of our existing products to reduce such excess inventories.

•	If demand for specific products increases beyond what we forecast, our suppliers and third-party manufacturers may not be able to increase production rapidly enough to meet the demand. Our failure to meet market demand would lead to missed opportunities to increase our base of users, damage our relationships with retailers and harm our business.

•	Rapid increases in production levels to meet unanticipated demand could result in increased manufacturing errors, as well as higher component, manufacturing and shipping costs, all of which could reduce our profit margins and harm our relationships with retailers and consumers.

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

Since the introduction of our first platform, we have grown rapidly, both domestically and internationally. Our net sales have grown from $71.9 million in 1999 to $531.8 million in 2002. During this period, the number of different products we offered at retail also increased significantly. At December 31, 1999, we had 85 employees and at December 31, 2002, we had 690 employees. In addition, we plan to hire a significant number of new employees in 2004. This expansion has presented, and continues to present, significant challenges for our management systems and resources. If we fail to develop and maintain management systems and resources sufficient to keep pace with our planned growth, our operating results could suffer.

Changes in economic conditions, which can result in reduced demand for our products or higher prices for necessary commodities, could harm our business and operating results.

Recent weak economic conditions in the United States and elsewhere have adversely affected consumer confidence and consumer sales generally. In addition, the September 11, 2001 terrorist attacks significantly and negatively affected general economic conditions. Any future attacks and the responses to such attacks, including military action in the Middle East, or other significant events could further impact the economy. Further weakening of the economy could damage our sales in our U.S. Consumer and other segments. Other changes in general economic conditions, such as greater demand or higher prices for plastic, electronic components, liquid crystal displays and fuel, may delay manufacture of our products, increase our costs or otherwise harm our margins and operating results.

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

Knowledge Universe, L.L.C., Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken, together control all stockholder voting power as well as the composition of our board of directors.

Holders of our Class A common stock will not be able to affect the outcome of any stockholder vote. Our Class A common stock entitles its holders to one vote per share, and our Class B common stock entitles its holders to ten votes per share on all matters submitted to a vote of our stockholders. As of November 4, 2003, Lawrence J. Ellison and entities controlled by him, Michael R. Milken, Lowell J. Milken, and Knowledge Universe (which is controlled by Messrs. Milken, Milken and Ellison) and its affiliates, or, collectively, the “KU Control Group,” in the aggregate beneficially owned approximately 28.9 million shares of our Class B common stock, which represents approximately 90.6% of the combined voting power of our Class A common stock and Class B common stock. As a result, the KU Control Group controls all stockholder voting power, including with respect to:

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

As of November 4, 2003, there were outstanding under our equity incentive plans options to purchase a total of approximately 6.7 million shares of Class A common stock. Contemporaneous with our initial public offering, we registered approximately 17.4 million shares of Class A common stock issuable under our equity incentive plans, which includes the shares issuable upon exercise of all of our options outstanding as of the date of our initial public offering as well as options to be granted in the future. To the extent we issue shares upon the exercise of any of these options, investors in our Class A common stock will experience additional dilution.

Sales of our shares could negatively affect the market price of our stock.

Sales of substantial amounts of shares in the public market could harm the market price of our Class A common stock. We had approximately 58.8 million shares of Class A common stock outstanding as of November 4, 2003, assuming the conversion of all outstanding Class B common stock into Class A common stock, and assuming no exercise of our then-outstanding options. A substantial number of these 58.8 million shares are restricted securities as defined by Rule 144 adopted under the Securities Act. These shares may be sold in the public market after the date of our initial public offering only if registered or if they qualify for an exemption from registration under Rule 144 or Rule 701 adopted under the Securities Act. We cannot predict the effect that future sales made under Rule 144, Rule 701 or otherwise will have on the market price of our Class A common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We develop products in the United States and market our products primarily in North America and, to a lesser extent, in Europe and the rest of the world. As a result, our financial results could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. Because almost all of our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. We are billed by and pay our third-party manufacturers in U.S. dollars. In the three and nine months ended September 30, 2003, we experienced net foreign currency exchange gains of $0.4 million and $1.2 million, respectively. In the comparable periods in 2002, exchange rate fluctuations had little impact on our operating results.

Cash equivalents and short-term investments are presented at fair value on our balance sheets. We invest our excess cash in accordance with our investment policy. Any adverse changes in interest rates or securities prices may harm the valuation of our short term investments and operating results. At September 30, 2003 our cash was invested primarily in municipal money market funds and investment grade short term fixed income municipal securities, the carrying value of which approximate market value.

We are exposed to market risk from changes in interest rates on our outstanding bank debt. The level of a certain financial ratio maintained by LeapFrog determines interest rates we pay on borrowings. The interest rate will be between prime and prime plus 0.25% or LIBOR plus 1.25% and LIBOR plus 2.00%. Prime rate is the rate publicly announced by Bank of America as its prime rate. The interest cost of our bank debt is affected by changes in either prime rates or LIBOR. Any adverse changes could harm our operating results. We had no outstanding debt at September 30, 2003.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

In September 2003, we, our co-defendants and Technology Innovations, LLC entered into a settlement agreement relating to Technology Innovations’ patent infringement claim. The case was dismissed by the federal district court for the Western District of New York in September 2003.

In October 2003, we filed a complaint in the federal district court of Delaware against Fisher-Price, Inc. alleging that Fisher Price’s PowerTouch learning system violates United States Patent No. 5,813,861. We are seeking damages and injunctive relief.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibit Index

3.03*	Amended and Restated Certificate of Incorporation.

3.04*	Amended and Restated Bylaws.

4.01*	Form of Specimen Class A Common Stock Certificate.

4.02**	Fourth Amended and Restated Stockholders Agreement, dated May 30, 2003, among LeapFrog and the investors named therein.

10.01	Employment Agreement with G. Fred Forsyth, dated August 4, 2003

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit previously filed with the company’s registration statement on Form S-1 (SEC File No. 333-86898)
**	Incorporated by reference to the same numbered exhibit previously filed with the company’s quarterly report on Form 10-Q filed with the SEC on August 12, 2003 (SEC File No. 333-86898)

(b)	Reports on Form 8-K

On July 23, 2003, we filed a report on Form 8-K relating to a press release issued by LeapFrog to announce our financial results for our fiscal quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc. (Registrant)

/s/ Michael C. Wood
Michael C. Wood Chief Executive Officer and President (Authorized Officer)

Dated: November 10, 2003

/s/ James P. Curley
James P. Curley Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 10, 2003

EXHIBIT INDEX

3.03*	Amended and Restated Certificate of Incorporation.

3.04*	Amended and Restated Bylaws.

4.01*	Form of Specimen Class A Common Stock Certificate.

4.02**	Fourth Amended and Restated Stockholders Agreement, dated May 30, 2003, among LeapFrog and the investors named therein.

10.01	Employment Agreement with G. Fred Forsyth, dated August 4, 2003

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit previously filed with the company’s registration statement on Form S-1 (SEC File No. 333-86898)
**	Incorporated by reference to the same numbered exhibit previously filed with the company’s quarterly report on Form 10-Q filed with the SEC on August 12, 2003 (SEC File No. 333-86898)