Form 10-K
period 2003-12-31
LEAPFROG ENTERPRISES INC
filed 2004-03-12
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    ☒  Yes    ☐  No

The aggregate market value of the common equity held by non-affiliates of the registrant calculated using the market price as of the close of business on June 30, 2003 was approximately $719,166,000. The registrant does not have non-voting common stock outstanding.

The number of shares of Class A common stock and Class B common stock, outstanding as of March 1, 2004, was 31,517,258 and 27,882,817, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference in Part III of this report on Form 10-K portions of its definitive Proxy Statement for the Annual Meeting of Stockholders, to be filed by April 29, 2004.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This report on Form 10-K, including the sections entitled “Item 1. Business,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations,” contains forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors That May Affect Our Results and Stock Price” in Item 7 of this Form 10-K and those found elsewhere in this Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “may,”“will,”“should,”“expect,”“intend,”“plan,”“anticipate,”“believe,”“estimate”“predict,”“potential,”“continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

TRADEMARKS AND SERVICE MARKS

“LeapFrog,” the Leapfrog Logo, “LeapPad,” “Above & Beyond,” “Alphabet Pal,” “Hug & Learn,” “Imagination Desk,” “iQuest,” “Leap,” the Leaping Frog Design, “LeapTrack,” “Learning Something New Everyday,” “Learning Friend,” “Mind Station,” “NearTouch,” “Odyssey,” “Phonics Desk,” “Quantum Pad” and “Turbo Twist” are our registered trademarks or our service marks. “Baby Tad,” “Fridge Phonics,” “Great Reader,” “Language First!,” the LeapFrog SchoolHouse design, “Leap’s Pond,” “LeapStart,” “Fun-Damental,” “Ready, Set, Leap!,” the green GO circle, and the Bouncing Frog Logo are some of our trademarks or our service marks. This report on Form 10-K also includes other trademarks and service marks, as well as trade dress and trade names of ours. Other trademarks in this report on Form 10-K are property of their respective owners.

i

ii

PART I

Item 1. Business

Overview

LeapFrog is a leading designer, developer and marketer of innovative, technology-based educational products and related proprietary content, dedicated to making learning effective and engaging. We currently design our products to help infants and toddlers through high school students learn age- and skill-appropriate subject matter, including phonics, reading, writing, math, spelling, science, geography, history and music. We base our products on sound educational pedagogy under the guidance of our in-house educational experts and our Education Advisory Board. We then use our proprietary technologies and content to make these products interactive and engaging. Our product line includes: (1) learning platforms, which are portable, affordable hardware devices, (2) educational software-based content, such as interactive books and cartridges, specifically designed for use with our learning platforms and (3) stand-alone educational products. Our products are sold throughout the United States primarily by national and regional mass-market and specialty retailers, and to a lesser extent into international markets and to U.S. schools.

As of December 31, 2003, we have sold more than 23 million platform products since 1999. These platforms provide us with a large and growing installed base on which to build continued software content sales. In 2003 we introduced three new platforms, the LittleTouch LeapPad learning system designed for ages 6 months to 3 years, the LeapPad Plus Writing learning system designed for ages 4 to 8 years and the Leapster multimedia learning system designed for ages 4 to 8 years.

Our product line also includes a significant library of proprietary content, most of which has been developed internally, for use with our platforms. For our LittleTouch LeapPad, My First LeapPad, LeapPad, LeapPad Plus Writing and Quantum Pad platforms, which together constitutes our LeapPad family of platforms, each set of content related to those platforms consists of an audio cartridge as well as a corresponding interactive books and activity cards. For our Turbo Twist, iQuest and Leapster handhelds, our content comes in memory cartridges that slot easily into the platforms. We currently offer over 100 interactive books for our LeapPad family of platforms at U.S. retail stores. We also currently offer eight Leapster cartridges with math, phonics and writing, nine Turbo Twist cartridges with math, spelling and social studies questions, as well as seven cartridges for our iQuest platform covering material from over 250 major textbooks used in 5th through 8th grade classrooms in U.S. schools and for PSAT, SAT and ACT preparation materials for high school students.

By using a specially designed stylus that incorporates our proprietary NearTouch technology, children touch words and images on our interactive books placed in our LeapPad family of platforms. Depending on the book, they can hear information regarding various academic subjects, read engaging stories or play interactive, educational games. Our LeapPad family of platforms evolves with a child as his or her interests and abilities change, since switching the content is as easy as changing the book and related audio cartridge. Many of our LeapPad family-related interactive books feature our internally developed, branded LeapFrog characters, such as Leap, Lily, Tad and Professor Quigley, while others feature popular licensed characters such as Thomas the Tank Engine, Dora the Explorer, Bob the Builder, Winnie-the-Pooh, Disney Princesses, Scooby-Doo, Dr. Seuss’ The Cat in the Hat and characters from the movies like Monsters, Inc., The Lion King, Toy Story 2 and Finding Nemo.

Our product line also includes over 35 stand-alone educational products. These stand-alone products combine our proprietary technologies with a fixed set of content and include our interactive plush toys, our LeapStart learning table and our Fridge Phonics magnetic set products for infants and toddlers and our Explorer interactive globes for older children.

Since the inception of our business in 1995, we have focused primarily on the U.S. consumer market. This market represented the substantial majority of our sales and operating profit in 2003 and will continue to be our primary focus in the near future. However, we are increasing our focus on international markets and have customized or are planning to customize many of our products for use in foreign countries. To pursue our international strategy, we have established sales offices in the United Kingdom, Canada, Mexico and France. We also have relationships with distributors in Spain, Germany, Korea, Australia and several other countries. Further, we intend to leverage relationships with strategic partners in various countries, such as our existing relationships with Benesse Corporation and Sega Toys in Japan. For additional discussion of our three business segments, including our international segment, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Consolidated Financial Statements — Note 23. Segment Reporting.”

In addition to our international expansion, we established our Education and Training group in 1999. Within this group, our SchoolHouse division focuses on developing supplemental curriculum and assessment programs for pre-kindergarten to 8th grade classrooms and on the sale of new products incorporating our core technologies and specially modified versions of our products to schools, teacher supply stores and educational products catalogs in the United States. LeapFrog SchoolHouse product areas currently include assessment, early literacy, early childhood, reading, language arts, math, English Language Development, and special education. Our SchoolHouse products are research-based products that are tied to state standards, and have been adopted or listed in 13 cities, states and regions, including California, Illinois, New York City and Texas. Through

our SchoolHouse division, we currently offer exclusively for the school market, more than 200 LeapPad and Quantum Pad books, as well as over 450 interactive skill cards, which represent over 6,000 pages of interactive content. Our LeapTrack assessment and instruction system is designed to meet the increasing demands for accountability in schools. The LeapTrack system provides teachers with the ability to instantly assess their students, personalize student instruction and continuously monitor student progress relative to state standards. Our Literacy Center program has been adopted and listed as a supplemental early reading curriculum by seven states and one major metropolitan city. Our comprehensive, research-based pre-kindergarten curriculum, the Ready, Set, Leap! program, meets Head Start standards and was adopted by the Texas State Board of Education. We have also developed and introduced our nine-theme, 36-interactive book English language development program, Language First!, which is designed to build oral language skills for students for whom English is a second language. In addition to these core programs, our SchoolHouse division offers a library of interactive books to be used with our LeapPad and Quantum Pad learning platforms, and which are designed to address challenging issues in classroom instruction

We have grown significantly and consistently by introducing innovative new platforms and other products, expanding our content offerings and increasing our distribution. From 2001 to 2003, our total net sales increased from $314.2 million to $680.0 million and our total net income increased from $9.7 million to $72.7 million.

The Educational Foundation of Our Products

We believe that sound educational principles are at the core of the value of our brands and products. All LeapFrog content and curriculum is based on a proprietary method of learning, created by our in-house educational experts with the assistance of our Education Advisory Board, that identifies what children learn and when and how they learn it. Our grade-based content is aligned with state and national education standards, often mirroring what is learned in the classroom.

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

Ability-Appropriate Tasks Motivate Learners

We believe that learning is most effective when a task matches the learner’s ability. For instance, a task that is too easy may quickly become boring while a task that is too difficult may be discouraging and demoralizing. To address this issue, we offer a variety of age-appropriate platforms and a library of content for each of these platforms to address the specific needs of children as their skills develop and interests mature. Through our Learning Center shelf displays and our LeapFrog newsletter, we provide guidance to parents on how to select the appropriate product and content for each child’s age and ability. We have also developed products that adapt to the user’s abilities. For example, we have designed our Turbo Twist handhelds to deliver easier or more difficult questions based on a child’s performance. We believe this technology enables the child to spend more time within his or her optimal learning zone.

Supplemental Materials Should Complement and Enhance What Children Learn at School

We design our products and content to be consistent with the curricula used in schools across the U.S. For example, we offer a library of content cartridges compatible with our iQuest handheld of test questions corresponding to over 250 major textbooks currently used in U.S. middle schools. With the guidance of the educational experts in our SchoolHouse division, we also design our products in accordance with state and federal standards regarding the scope and sequence of learning.

We believe these educational principles are fundamental building blocks on which our company is built. We implement these principles by leveraging our team of in-house educational experts and our outside Education Advisory Board, which consists of distinguished educators. The members of our Education Advisory Board actively participate in the design and development of our products by meeting with our creative design team several times each year. Our Education Advisory Board also is an external source of feedback for our creative design team with respect to new products that are in the development stage. We believe that both our in-house experts and outside advisors are critical in the creation of our learning products.

Our Education Advisory Board

The members of our Education Advisory Board are involved deeply in the research of both education and reading development. As of March 1, 2004, the members of our Education Advisory Board were:

Robert Calfee, Ph.D. Dr. Calfee has chaired our Education Advisory Board since our business started in 1995. He has been a prolific researcher and author in the area of reading and reading development for the past 30 years. Dr. Calfee is presently Distinguished Professor and Dean Emeritus at the School of Education at the University of California, Riverside. He is professor emeritus at Stanford University’s School of Education, as well as a member of the board of the Society for Scientific Study of Reading. Dr. Calfee is editor emeritus for Education Assessment and the Journal of Educational Psychology. Dr. Calfee has published eight books and over 150 articles in journals such as Educational Psychologist, the Journal of Reading, Issues in Education and Assessment in Education.

Anne Cunningham, Ph.D. Dr. Cunningham is an associate professor of cognition and development at the University of California, Berkeley and the Director of the Joint Doctoral Program in Special Education. She is a past member of the board of the Society for Scientific Study of Reading and the board of directors for American Educational Research Association, Division C. Dr. Cunningham has published over 35 articles in journals such as Development Psychology, Journal of Educational Psychology, Reading and Writing, and The American Educator. Dr. Cunningham is a former classroom teacher and reading resource specialist, having taught pre-school and kindergarten through third grade for 10 years. She serves on numerous state and national committees surrounding literacy development and instruction such as the U.S. Department of Education Reading First expert panel.

Alma Flor Ada, Ph.D. Dr. Ada is the director of the Center for Multicultural Literature for Children and Young Adults at the University of San Francisco, where she has been a professor since 1976. She is an expert on bilingual education and was the founder and first editor-in-chief of the Journal of the National Association for Bilingual Education, where she has served on the advisory board for over 25 years. Dr. Ada is the author of numerous award-winning English and Spanish children’s books and English and Spanish reading programs. Additionally, she has shared her expertise on issues of transformative education, multicultural and multilingual education, home school interaction and early childhood education in Central and South America, the Caribbean, Europe, New Zealand, Micronesia and in the United States and Canada.

Karen Fuson, Ph.D. Dr. Fuson is a Professor Emeritus at the School of Education and Social Policy at Northwestern University. She is a mathematics educator and cognitive scientist whose work focuses on children’s mathematical understanding and the classroom conditions that can facilitate such understanding. Her past work has contributed to the understanding of children’s counting and understanding of whole number, fraction, and decimal computation. Dr. Fuson is currently a contributing editor of the Journal of Mathematical Behavior and has served as an editorial board member of Mathematical Cognition, Mathematical Thinking and Learning, and the Journal for Research in Mathematics Education. She has reviewed proposals for the National Science Foundation since 1978. Dr. Fuson served on the recent Mathematics Learning Committee of the National Research Council. She has published over 100 articles in books, handbooks, encyclopedias, and journals such as Cognition and Instruction, Journal of Educational Psychology, Journal for Research in Mathematics Education, Elementary School Journal, Cognitive Psycholog, and Child Development.

Ruth Nathan, Ph.D. Since June 2003, LeapFrog has employed Dr. Nathan as its Executive Educational Advisor. In addition, Dr. Nathan is a lead instructor at the University of California, Berkeley Extension Reading Certificate Program. Dr. Nathan has co-authored many books on literacy, including: Beginnings of Writing; Classroom Strategies That Work; Writers in the Classroom; The Great Source Reading Daybooks and Reading Source Books for third through fifth grades; and three writing handbooks, Writers Express, Write On Track, and Write Away. Additionally, she has published more than ten articles in journals such as Reading Research Quarterly, Child Development and Language Arts. Dr. Nathan has taught in the public school system over a thirty year period, alternating her full-time, classroom experience with university professorships and district consulting.

Scott G. Paris, Ph.D. Dr. Paris is a professor in the School of Education and professor and Chair of the Graduate Program in the Department of Psychology at the University of Michigan. He was a founding member of the Center for the Improvement of Early Reading Achievement and served on the board of directors of the National Reading Conference. He is on the editorial boards of the Educational Psychologist, Cognition and Instruction and Reading Research Quarterly, and he has previously served on the editorial boards of 11 other journals. Dr. Paris is a frequent contributor to scholarly publications in the field of education and developmental psychology. He has published 11 books, 50 chapters, and more than 75 articles in journals such as the Journal of Educational Psychology, Developmental Psychology, Child Development, Reading Research Quarterly and Educational Psychologist.

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

Jeni Leta Riley, Ph.D. Dr. Riley is the head of the School of Early Childhood and Primary Education for the Institute of Education, University of London. Dr. Riley received her conferment of title of Reader in Literacy in Primary Education in 2000 and has been active in early childhood literacy development as a teacher, lecturer, examiner and researcher for nearly 30 years. Among her research projects was a study of literacy development in the first year of school and is currently involved with a funded project called Storytalk, investigating how to support spoken language development most effectively in multicultural early years classrooms. Dr. Riley has served on many educational committees, including four years as the Deputy Chair of the National Association of Primary Teacher Education Conference (NaPTEC), and as a member of the Committee of the Heads of School, University of London, Institute of Education. Most recent publications include an edited book Learning in the Early Years: A guide for teachers of children 3-7 and research journal articles entitled The National Literacy Strategy: Success with literacy for all? and Developing young children’s thinking through learning to write argument.

Liliane Sprenger-Charolles, Ph.D. Dr. Sprenger-Charolles is a Senior Research Scientist and leads the Literacy Department of a laboratory that belongs both to the French National Center for Scientific Research (CNRS, Department of Humanities and Social Sciences) and to the University René Descartes, Paris. She is an expert in the field of literacy with extensive research on the role of phonological skills in reading acquisition and developmental dyslexia. Dr. Sprenger-Charolles has been widely published in dozens of international journals and textbooks including recent research findings featured in the Handbook of Children’s Literacy and in the Journal of Experimental Child Psychology. Additionally, she has shared her expertise in literacy research as a speaker in prestigious academic conferences and workshops across Europe and in the United States and Canada.

Keith E. Stanovich, Ph.D. Dr. Stanovich is a professor at the University of Toronto, Department of Human Development and Applied Psychology where he holds the Canada Research Chair in Applied Cognitive Science. Dr. Stanovich has been recognized for his research in reading including being awarded the Distinguished Scientific Contributions Award from the Society for the Scientific Study of Reading, July 2000, and the International Reading Association’s Albert J. Harris Award in 1988 and 1992, the only two-time winner. He was elected to the Reading Hall of Fame in 1995 by the members of that society. He has published over 125 articles in journals such as Journal of Educational Psychology, American Educator and Scientific Studies of Reading. Dr. Stanovich served four years on the board of directors for the Society of Scientific Study of Reading and is an editorial board member for several academic journals.

Our Products

We have developed a variety of learning platforms, a significant library of related content and more than 35 stand-alone products. Our platforms are hardware devices that work with multiple content sets. Our content comes in the form of memory cartridges and, where applicable, related interactive books, magazines and activity cards designed for use with specific platforms. Our stand-alone products combine our proprietary technology with a fixed set of content.

Hardware Platforms and Related Content

LeapPad Family of Platforms

•	LittleTouch LeapPad learning system (ages 6 months to 3 years). Our LittleTouch LeapPad learning system, which was launched in Fall 2003, is designed for infants and toddlers and offers an opportunity for parents to introduce the reading experience and early learning concepts using finger touch-based interactivity. The LittleTouch platform is padded on the back so that adults can rest it on their laps for a parent/child reading experience, or young children can rest it on the ground for an independent learning experience.

The LittleTouch library of content includes interactive books and activity cards made of tear resistant material that feature activities that introduce ABCs, letter sounds, numbers, colors, shapes and reading readiness. The LittleTouch content is designed to match the rapid growth and development that occurs during the infant and toddler years. Each interactive book contains three learning experiences that are designed to stimulate learning at various developmental levels. One setting features music, rhythms and sounds to help infants recognize key, pitch and tempo. Another setting focuses on word play in order to introduce word-object association and early language concepts. A third setting features early learning concepts to help build preschool readiness by introducing abstract concepts like colors, shapes and numbers, as well as word production and early grammar skills.

Currently we have six LittleTouch LeapPad interactive books available at retail.

•	My First LeapPad learning system (ages 3 to 5). Our My First LeapPad learning system encourages preschoolers to take their first steps toward pre-reading and pre-math skills development. It incorporates the same proprietary NearTouch technology of our LeapPad learning system in a platform designed for younger children. Children place a specially designed flipbook and corresponding cartridge in the platform. On the story side, children can hear the story, play a game or perform an activity related to the story. In addition, using the NearTouch stylus, children can touch words and pictures to hear their pronunciation as well as develop small motor skills with the “magic” pen in preparation for pre-kindergarten learning. On the activity side, children can touch words, numbers and pictures to learn about them, or select from three games that help reinforce letter and number recognition, object identification and music. The audio feedback feature gives children the option of using the platform with or without adult supervision. We have developed an interactive series with guidance from our educational experts that is designed to help develop skills in reading, math, vocabulary, science, social studies, safety, community awareness and more. The My First LeapPad book series uses our family of Leap characters as well as licensed characters such as Winnie-the-Pooh, Dora the Explorer and Thomas the Tank Engine.

Sales of our My First LeapPad platforms and related interactive books accounted for approximately 4% of our total net sales in 2001, approximately 9% of our total net sales in 2002 and approximately 12% of our total net sales in 2003.

Currently we have twelve My First LeapPad interactive books available at retail.

•	LeapPad learning system (ages 4 to 8). Our LeapPad learning system, the first platform of our LeapPad family of platforms, is based on our proprietary NearTouch technology. Since 1999, the LeapPad platform has transformed our LeapPad books into audio-interactive learning devices. When children touch words and pictures with the stylus pen, they receive instant audio feedback that helps them sound out and pronounce words, learn to read and build vocabulary. These experiences also reinforce other fundamental learning concepts. The LeapPad learning system allows children to read and learn at their own pace, using educational games, activities, music and positive feedback.

The LeapPad platform is available in English, French, Korean, Japanese and Spanish, and is sold in U.S. schools.

The retail LeapPad library was developed with guidance from our educational experts and is designed to help children build skills they need to excel in reading, math, vocabulary, science, music, logic and more. The library is divided into grade-based categories so children can learn appropriate skills at appropriate intervals, and include:

•	Pre-Kindergarten and Kindergarten: First category of books designed to teach and reinforce reading and math readiness skills, such as letter and number recognition and sounds.

•	Phonics Program(pre-kindergarten through 1st grade): Ten storybooks and four activity books make up this integrated, step-by-step approach to teaching children phonics, the key to learning how to read.

•	First Grade: Helps teach basic reading fundamentals and vocabulary and expands on phonics awareness.

•	Second Grade: Introduces children to chapter reading, helps strengthen vocabulary and reading comprehension and expands children’s knowledge through math, science, music and more.

•	Leap’s Pond magazine, which features content from Time for Kids, a children’s magazine from the publishers of Time. Leap’s Pond magazine reinforces reading fundamentals with puzzles, games and articles of interest to children.

Our retail library includes titles featuring our Leap family of characters as well as popular characters like Scooby-Doo, Winnie-the-Pooh and SpongeBob SquarePants, as well as characters from movies like Toy Story 2, The Lion King, Monsters, Inc. and Finding Nemo.

Our SchoolHouse version of the LeapPad learning system is reinforced for classroom use and comes with an AC adapter and headphones. The SchoolHouse division offers over 450 activity cards and over 200 books for use in schools, which represent over 6,000 pages of interactive content. For more details regarding the LeapPad platform products offered by our SchoolHouse division, see “Item 1. Business. —SchoolHouse.”

•	LeapPad Plus Writing learning system (ages 4 to 8). Our LeapPad Plus Writing learning system adds a new dimension to the original platform by converting the NearTouch-based stylus into a “magic” pencil that can also write on specially designed interactive books. The dual function stylus/pencil can easily be switched between writing mode and non-writing mode. The entire LeapPad library can be used with LeapPad Plus Writing platforms. The LeapPad Plus Writing learning system was launched in Fall 2003 with an exclusive library of writing activity-enabled books.

•	Quantum Pad learning system (3rd to 5th grades). Our Quantum Pad learning system incorporates design features intended to appeal to 3rd through 5th grade students. The entire LeapPad library can be used with the Quantum Pad platform. The Quantum Pad learning system uses our proprietary NearTouch technology as well as a “write-on” feature that allows students to write directly on erasable transparent plastic pages. We believe this added feature makes the Quantum Pad system effective for use with more complex math and science concepts. The Quantum Pad series of books is developed in conjunction with our educational experts to focus on subjects children are learning in school, such as science, social science, complex reading comprehension, upper level math and the arts, including the following interactive book series:

•	Fun-Damentals: Curriculum-based books that focus on development in academic subjects such as geography, math and science and a grade-based series of three books that provides children with information on skills essential to the 3rd, 4th and 5th grades, such as grammar, history, math and science.

•	Great Reader: Encourages reading and builds on more complex reading skills such as comprehension, plot, theme, characters and opinion.

•	Above and Beyond: Introduces new subjects to children including the arts, logic, geography, planets and space exploration, movie making, culture and music.

Aggregate sales of our LeapPad, LeapPad Plus Writing and Quantum Pad platforms, each of which are based on our NearTouch technology and can work together with a significant majority of the same interactive books, together with aggregate sales of the interactive books compatible with these three platforms, accounted for approximately 53% of our total net sales in 2001, approximately 56% of our total net sales in 2002 and approximately 47% of our total net sales in 2003.

Currently we have over 100 interactive books available at retail, the significant majority of which are compatible with each of the LeapPad, LeapPad Plus Writing and Quantum Pad platforms.

Leapster Multimedia Learning System (ages 4 to 8)

The Leapster multimedia learning system, launched in November 2003, is designed to teach kids in the manner in which they like to play. Similar to handheld video game devices, the Leapster handheld allows children to play action-packed learning games with backlit color animation using a multi-directional control pad and a touch-screen enabled by a built-in stylus. In addition, the Leapster content also allows “players” to read electronic books, create works of art and watch interactive videos. Currently we have eight interactive Leapster titles available at retail, including educational games featuring Dora the Explorer and SpongeBob SquarePants, a digital art title, an educational book on phonics and our interactive The Letter Factory video.

Turbo Twist Handhelds: Spelling, Math, and Vocabulator Versions and BrainQuest Edition (1st through 6th grades)

Our Turbo Twist handhelds let children twist, pound and press the handheld device while they learn spelling, math, social studies and vocabulary. Using our proprietary technology, each Turbo Twist platform self-adjusts as the child answers questions to deliver content appropriate for his or her individual skill level. Each handheld was developed to reinforce the skills and information children learn in school. Each comes preloaded with spelling, math, social studies or vocabulary questions. Content cartridges for math, spelling and social studies for 1st through 6th grades are available at retail. The Turbo Twist BrainQuest edition covers our social studies curricula, and features BrainQuest licensed content. In 2004, we expect to introduce a new version of the Turbo Twist handheld that is compatible with grade-specific cartridges containing multiple learning categories.

iQuest Interactive Handheld (5th grade through high school)

Our iQuest interactive handheld was initially created specially to assist children in studying for tests at the middle school level. We have created outlines, review games and tips for over 250 major textbooks used in 5th through 8th grade social studies, science and math classes. Each iQuest handheld comes pre-loaded with a 75,000 word pocket version of the Merriam-Webster dictionary and a cartridge with over 1,000 basic fact questions created in conjunction with The Princeton Review, as well as a program that lets children input addresses and phone numbers. Additional content cartridges are available with test questions from over 250 textbooks used in schools across the United States. Our test preparatory materials licensed from Kaplan, Inc., allow students to use their iQuest handheld to study for the PSAT, SAT and ACT standardized tests and include a workbook and corresponding content cartridge.

Stand-Alone Products

Our more than 35 stand-alone educational products are designed for children who are too young to use our platforms effectively. These stand-alone products help develop fine motor skills and color, sound and letter recognition. These products are generally affordable and simpler to localize for foreign markets than our platform and content suites. Some of our more popular stand-alone products include:

•	LeapStart Learning Table — a learning table designed for infants and toddlers to refine motor skills, introduce letters and numbers and encourage development;

•	Fridge Phonics Magnet Set — a magnetic letter set designed for preschoolers and kindergarteners that teaches letter names, letter sounds and learning songs; and

•	Explorer Globe — an interactive, touch-sensitive globe utilizing our NearTouch technology designed for older children and teens that introduces interesting facts about continents, countries, capitals, currency and more.

SchoolHouse

Our SchoolHouse division, part of our Education and Training group, offers supplemental pre-kindergarten through 8th grade school curriculum programs that incorporate our proprietary technology platforms and research-based instructional principles. Our SchoolHouse division curriculum provides over 200 interactive book titles and over 450 interactive assessment cards, for a total of over 6,000 pages of interactive content. The interactive content includes instruction and assessment for subject areas such as early literacy, early childhood, reading, language arts, math, science, English language development and special education. Our multi-sensory classroom programs include:

•	LeapTrack assessment and instruction system (kindergarten through 5th grade). In 2002, we launched our LeapTrack assessment and instruction system, which has become our flagship SchoolHouse product. The LeapTrack system is an instructional management system using the LeapPad platform, re-writable flash memory cartridges, a LeapPort cartridge station and a CD-ROM-based computer program to instruct and assess students in kindergarten through 5th grade. Test results are uploaded from the LeapPad platform via the re-writable flash memory cartridge to the management system for immediate scoring and evaluation. These tests correspond to state standards, giving teachers an early opportunity to monitor the performance of their students in subject areas such as reading, math and language arts. Based on each student’s individual results, the system then prescribes individualized instructional content for each student, which is available for immediate download via the re-writable flash memory cartridge for use on the LeapPad platform. The LeapTrack system includes 12 LeapPad or Quantum Pad platforms for use in the classroom and has a list price of approximately $3,795 for each individual classroom kit.

•	The Literacy Center (pre-kindergarten through 2nd grade). The SchoolHouse Literacy Center is a curriculum for reading instruction with pre-kindergarten, kindergarten and grade 1+ editions that offer an interactive multi-sensory approach to developing early literacy skills. The program includes whole-class instruction as well as small-group and individual work using our LeapPad platform outfitted with headphones, our LeapDesk and LeapMat interactive products and an array of posters, books, activity cards and sing-along music for the classroom. We offer manuals to help teachers incorporate books, activity cards and other materials into an effective daily lesson plan. Some packages include backpacks to encourage students to take their LeapPad platforms home for additional practice and parental involvement.

•

Language First! program (kindergarten through 2nd grade+). Our Language First! Program is an English language development program for kindergarten through 2nd grade. Launched in 2002, our Language First! curriculum is designed to help teach English to children with limited English proficiency or for whom English is not their primary language through the use of 36 interactive LeapPad books. Over the past few years, many states and school districts have moved away from bilingual education for non-English speakers in favor of English immersion programs. The Language First! program is designed to help children gain these required language skills.

•	Ready, Set, Leap! program (pre-kindergarten). Also in 2002, we introduced the Ready, Set, Leap! curriculum program for the pre-kindergarten market. The scope and sequence of the Ready, Set, Leap! curriculum cover subject matter in language and early literacy, mathematics, social studies, science, fine arts, health and safety, and personal and social development, as well as physical development. This research-based program uses LeapFrog SchoolHouse’s award-winning interactive platforms, including the LeapPad platform, the LeapDesk workstation, the LeapMat learning surface, and the Imagination Desk learning system, to create a multisensory, hands-on learning experience. This program has been adopted by the Texas State Board of Education.

International

Our international strategy includes the creation of LeapFrog products in foreign languages as well as marketing English-language products as tools for learning English as a foreign language. As of December 31, 2003, our products had been marketed and sold in five languages and more than 20 countries, including the United Kingdom, Canada, France, Spain, Mexico, Japan, Australia and Korea. We currently sell our My First LeapPad and LeapPad platforms in countries where we have created content for our platforms in the local language. We have created British English content for the U.K. market and have developed a variety of our content in other languages, including French, Japanese, Korean and Spanish. We sell our LeapPad platform to the consumer market in Japan under the CoCoPad brand name through our relationship with Sega Toys. In addition, Benesse Corporation, a supplemental educational materials company, is currently distributing a co-branded CoCoPad version of our LeapPad platform to preschool to third grade level subscribers of its educational program. We market and sell local language versions of some of our stand-alone products, including French and Spanish versions of the Discovery Ball, Learning Drum and Learning Table. These stand-alone products, with their limited set of content, are typically easier to localize than our platform and content suites. Finally, we sell our English language content internationally through consumer retail and educational channels and believe that significant opportunities exist to market our products as tools to learn English as a foreign language.

Advertising and Marketing

Our advertising and marketing strategy is designed to establish LeapFrog as the leading provider of engaging, effective and affordable learning solutions for the infant through high school audience and as a brand that parents and educators will seek to supplement a child’s educational needs. We use a variety of advertising and marketing tools to implement our strategy, including network and national cable television advertisements and national print advertisements that feature our LeapFrog brand and our “Learn Something New Every Day” campaign that highlights the educational nature and extended life of our products. We are able to feature our products through cooperative print advertisements in local newspapers with key retail chains. These advertisements, run by our retail partners such as Toys “R” Us, Wal-Mart, Kmart and Target, highlight the availability of particular LeapFrog products at these retail outlets.

In key retail stores, we feature our products via our Learning Center shelf displays, which are designed to highlight our LeapFrog brand as the “one stop” solution for technology-based educational products. We have received additional brand exposure through television appearances by senior management and other television spots showcasing our products, often during the key holiday season.

Sales and Distribution

U.S. Consumer

We market and sell our products primarily through national and regional mass-market retail stores as well as specialty toy stores. In 2003, sales of our products to Toys “R” Us, Wal-Mart (including Sam’s Club) and Target accounted for over 79% of net sales in our U.S. Consumer segment. Our remaining U.S. Consumer retail sales came from sales of our products to specialty toy stores and, to a lesser extent, to book, electronics and office supply stores and other retailers.

Our sales team works in conjunction with store buyers from our key retailers to forecast demand for our products, develop the store floor footprint, secure retail shelf space for our products and agree upon pricing components, including cooperative advertising allowances. The large retail chains generally provide us with a preliminary forecast of their expected purchases of our products early in the year. While these and subsequent forecasts are not contractually binding, they provide important feedback that we use in our planning process throughout the year. We work closely with our key retailers during the year to establish and revise our expected demand forecasts and plan our production and delivery needs accordingly. Most retailers issue purchase orders to us, as they need product. Based on these purchase orders, we prepare shipments for delivery through various methods. We sell to smaller retail stores through a combination of sales representatives and direct salespeople.

Education and Training

Our Education and Training group’s primary customers represent U.S. pre-kindergarten through 8th grade classrooms as well as teacher supply stores and catalogs through our SchoolHouse division. As of December 31, 2003, using our in-house sales team as well as independent sales representatives, we estimate that we have sold our Literacy Centers, LeapTrack systems and Ready, Set, Leap! programs, as well as other products into an estimated 25,000 classrooms. We plan to grow our sales team significantly over the next few years to provide a more focused sales effort and increase our penetration of the school market.

International

In 2000, we established our U.K. office, located outside London, England, which sells our products directly to Woolworth’s, Early Learning Centres, Toys “R” Us, Argos and other leading U.K. retailers. Our emerging success in penetrating the U.K. market is exemplified by the British Association of Toy Retailers choosing our LeapPad platform as the top preschool toy for each of 2001, 2002 and 2003. Our U.K. office also coordinates distribution of our U.K.-localized British English products into Australia and New Zealand. We also have satellite offices in Hong Kong and Macau that help us oversee global manufacturing of our products. In 2002, we began selling directly to retailers in Canada and in France and in 2003 we began selling directly to retailers in Mexico.

Prior to the establishment of overseas offices or subsidiaries, we utilize simple distribution arrangements to sell our products in other non-English speaking countries, using separate distributors for the consumer and school markets as appropriate. In markets where we do not establish direct sales, we plan on continuing to use these distribution arrangements. Paralleling our segmentation of the U.S. market between consumer and school markets, we believe that overseas markets represent similar dual opportunities. Although we plan to develop most key consumer markets directly, we expect to seek a strategic education partner in key overseas markets given the costs and challenges associated with developing country-by-country curricula.

We currently have distribution arrangements with distributors in countries such as Spain, Korea, Australia and New Zealand. In March 2002, Sega Toys began distributing the CoCoPad system, a co-branded, modified version of our LeapPad platform, and Sega Toys has developed original Japanese-language content for interactive books used with the CoCoPad system, including books by Berlitz International that help teach English. Benesse Corporation is assisting us in developing the Japanese supplemental educational materials market by distributing the CoCoPad system to its preschool through third grade level subscribers. Additionally, Benesse Corporation has developed original educational content in Japanese and English for interactive books to be used with the CoCoPad system.

Financial Information about Geographic Areas

Our International segment represented 14% of our total consolidated net sales in 2003. For the year ended December 31, 2003, 2002 and 2001, net sales in dollars and as a percentage of our International segment net sales were as follows:

	Year Ended December 31,			% of Total International
	2003	2002	2001	2003	2002	2001
Europe	$48,946	$25,258	$9,696	51%	47%	59%
North America (excluding U.S.)	31,197	13,441	4,219	32%	25%	26%
Asia & Australia	16,424	14,887	2,407	17%	28%	15%

Total International	$96,567	$53,586	$16,322	100%	100%	100%

(1)	In thousands

No individual country within our International segment exceeded 10% of consolidated net sales during 2003.

Our long-lived assets are primarily comprised of net fixed assets and net intangibles. In 2003, approximately 3% of our long-lived assets were located outside of the United States. For the year ended December 31, 2003, 2002 and 2001, long-lived assets in dollars and as a percentage of total long-lived assets were as follows:

	Year Ended December 31,			% of Total Long-Lived Assets
	2003	2002	2001	2003	2002	2001
United States	$45,420	$48,364	$42,057	97%	99%	99%
Asia	1,568	258	167	3%	1%	1%
Europe	274	159	83	0%	0%	0%

Total Long-Lived Assets	$46,988	$48,622	$42,224	100%	100%	100%

(1)	In thousands

Research and Development

Hardware and Software Development

To develop our products and content, we have assembled a team of technologists with backgrounds in a wide variety of fields including education, child development, hardware engineering, software development, video games and toys. We have developed internally each of our current platforms and stand-alone products, although we use licensed technology if it is advantageous to do so. For example, we use a version of Macromedia’s Flash player in our Leapster platform.

We have successfully developed proprietary technologies that we use across a number of products in the markets we serve. We have made innovations in the areas of touch detection technology, speech compression, music synthesis and content generation. By combining technology developments in mixed signal application-specific integrated circuits, or ASICs, we have been able to add features at comparatively low cost.

We have built internal expertise in hardware design, hardware synthesis, mixed signal custom ASIC design, real-time embedded systems, software design, tools for packaging and compiling product content and mechanical engineering. The research and development team participates in all phases of the product development process from concept through manufacturing launch.

Content Development

Our dedicated content production department has written scripts and designed a large majority of the art, audio and other content for our interactive books, activity cards and stand-alone products, applying our own pedagogical approach that is based on established educational standards. Most of the members of our content production team have prior experience in the education, entertainment and educational software or video game industries.

We have developed a portion of our content using licensed characters such as Disney Princesses, Thomas the Tank Engine, Scooby-Doo and the characters from the movie Finding Nemo, and we plan to continue the use of licensed characters in our interactive books for our LeapPad family of platforms as well as content for our other platforms, such as Dora the Explorer and SpongeBob SquarePants in interactive content for our Leapster platform. In addition, we offer licensed BrainQuest content for our Turbo Twist handheld and test preparation materials from Kaplan, Inc. for use with our iQuest handheld.

We launched our Developer’s Studio in July 2001, a team dedicated to creating software tools that help turn the content designed by our content developers into interactive content that work with our various platforms. The tools developed by this team have shortened the time-to-market for our new interactive books. In an effort to increase the amount and variety of content available for our platform products, we make these tools available to outside developers. Our Developer’s Studio team trains and provides technical support to internal and external content development teams, and works with our production team to turn our internally developed content into interactive books. Finally, this team is responsible for managing the business relationships with our growing community of third party developers that are trained to create content for our platforms.

Our research and development expenses were $38.4 million in 2001, $54.4 million in 2002 and $57.6 million in 2003.

Intellectual Property

We believe that the protection of our patents, trademarks, trade dress, copyrights and trade secrets is critical to our future success, and we aggressively protect our proprietary rights through a combination of patents, trademarks, copyrights, trade secrets, confidentiality procedures, nondisclosure agreements and other contractual agreements. As of December 31, 2003, we had over 25 utility and design patents issued by the U.S. Patent and Trademark Office, as well as over 30 issued internationally. These include 20 domestic and foreign patents related to our LeapPad platform technology, which do not expire before 2013. Additionally, we have filed over 140 patent applications pending in the United States and other countries. We cannot assure you that any of our pending patent applications will result in the issuance of any patents, or that, if issued, any of these patents, or our patents that have already issued, will offer protection against competitors with similar technology. As of December 31, 2003, we also had over 62 U.S. trademark registrations, including for marks incorporating “LeapFrog” and the “LeapPad” and “NearTouch” marks, as well as over 138 foreign trademark registrations. We also rely upon trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. For a discussion of how our intellectual property rights may not prevent our competitors from using similar or identical technology, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors That May Affect Our Results and Stock Price — Our

intellectual property rights may not prevent our competitors from using our technologies or similar technologies to develop competing products, which could weaken our competitive position and harm our operating results.” For a discussion of how our intellectual property rights may not insulate us from claims of infringement by third parties, see “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors That May Affect Our Results and Stock Price — Third parties have claimed, and may claim in the future, that we are infringing their intellectual property rights, which may cause us to incur significant litigation or licensing expenses or to stop selling some or all of our products or using some of our trademarks.”

Manufacturing, Logistics and Other Operations

Our manufacturing and operations strategy is designed to maximize the use of outsourced services particularly with respect to the actual production and physical distribution of our products and to concentrate our internal resources on areas such as engineering, production planning and quality control. We believe our outsourcing strategy also enhances the scalability of our manufacturing efforts. In order to work closely with our manufacturing service providers, we have established offices in Hong Kong and Macau. We use several turnkey contract manufacturers to source components and build finished products to our specifications. We order our products on a purchase order basis from component suppliers and some of the components used to make our products, including our ASICs, currently come from a single supplier. For information as to how this concentration of suppliers could affect our business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors That May Affect Our Results and Stock Price — We do not have long-term agreements with our major suppliers, and they may stop manufacturing our components at any time;” and “— We depend on our suppliers for our components, and our production would be seriously harmed if these suppliers are not able to meet our demand and alternative sources are not available. “ We currently use eight contract manufacturers located in mainland China to build our finished products, which are selected based on their technical and production capabilities and are matched to particular products to achieve cost and quality efficiencies. We have our own quality assurance employees on site at each of our contract manufacturers. During the years from 2001 to 2003, Jetta Company Limited, one of our manufacturers in China, supplied 35%, 45% and 32% of our products, respectively, and our top three manufacturers combined supplied a total of 53%, 58% and 48% of our products, respectively. For information as to how this concentration of manufacturing could affect our business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors That May Affect Our Results and Stock Price — We rely on a limited number of manufacturers, virtually all of which are located in China, to produce our finished products, and our reputation and operating results could be harmed if they fail to produce quality products in a timely manner and in sufficient quantities.” The majority of our products are shipped directly to our contract warehouse in Ontario, California and are later shipped to meet the demands of our major U.S. retailers and other smaller retailers and distributors throughout the United States.

Information Technology

Our information technology environment is built around an Oracle system that supports our core order management, distribution, manufacturing and financial operations worldwide. We are also in the process of implementing new applications that are intended to further improve our supply chain management capabilities. These applications include supply chain planning software and warehouse management systems for our new distribution facility that is anticipated to be operational in mid-2004. In addition, we also have software systems that we use for both sales analytics and financial planning.

Customer Service

We believe that our ability to establish and maintain long-term relationships with consumers and retailers depends, in part, on the strength of our customer support and service operations. We encourage and utilize frequent communication with and feedback from our customers and retailers to continually improve our products and service. Our consumer service center operates 24 hours a day, 7 days a week during peak periods, specifically from November through January, and 14 hours on weekdays, and 9 hours on Saturdays during off-peak periods. We offer toll-free telephone support for consumers and retailers who prefer to talk directly with a customer service representative. We also respond to email inquiries received through our website, and we have a team of in-house customer service representatives who oversee and coordinate our customer service activities with our third-party customer service provider. In addition, on our website, we have a knowledge resource link that directs consumers to a frequently asked questions section, which we update as we receive consumer feedback. We also have a dedicated retail sales service team. This team works with our top retailers and provides point-of-sale related analysis for better forecasting and inventory plans. Our service operations are based in our Emeryville, California facility.

Competition

We compete primarily in the infant and toddler category, preschool category and the electronic learning aids category of the U.S. toy industry and, to some degree, in the overall U.S. and international toy industries. We believe the principal competitive factors impacting the market for our products in retail stores are brand, design, features, educational soundness, quality and price. We believe that we compare favorably with many of our current competitors with respect to some or all of these factors. Our current principal competitors in the toy industry compete in the preschool category and include Hasbro, Inc., Mattel, Inc. and VTech Corporation. In 2003, Mattel introduced a product under the name “PowerTouch” under Mattel’s Fisher-Price brand, and Publications International, Ltd. introduced a product under the name “ActivePAD,” each having functionality similar to that of some of the platforms in our LeapPad family of platforms. In June 2002, Toshiba Corporation began selling an interactive educational platform product in Japan under the name “Ex-Pad.” We also compete with educational software publishers, such as Knowledge Adventure (a studio of Vivendi Universal Games), whose products have distribution at mass retailers and electronics and toy stores, and with producers of popular handheld game platforms, such as Nintendo Co., Ltd. and Sony Corporation, whose products may compete with our Leapster platform. We believe that producers of smart mobile devices, such as personal digital assistants, non-mobile game platforms and computer-based software may be able to compete effectively in our primary markets by developing engaging educational products that run on their platforms. These companies have significantly larger installed bases than we do. We are also beginning to cross over into their markets with products such as our iQuest handheld device. In addition, a number of major hardware and software makers have developed pen-based portable computers like the Tablet PC that could compete with some of our products, such as our LeapPad family of platforms. Consequently, competitors may include companies like Acer Inc., Apple Computer, Inc., Fujitsu Limited, Hewlett-Packard Company, Microsoft Corporation, NEC Corporation, palmOne, Inc., PalmSource, Inc., Sega Corporation, and Toshiba. Many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do.

Our SchoolHouse division competes in the U.S. supplemental educational materials market. We believe the principal competitive factors affecting the market for our products in the school market are educational soundness, proven effectiveness, brand, features and price. Our SchoolHouse division faces competition in the supplemental curriculum market from major textbook publishers such as Harcourt (a division of Reed Elsevier), Houghton Mifflin Company, McGraw-Hill, Pearson plc and Scholastic Corporation, as well as electronic educational material and service providers such as Knowledge Adventure, PLATO Learning, Inc., Renaissance Learning and Riverdeep Group plc. Many of the companies with whom we compete have significantly more experience in the supplemental educational materials market and greater resources than we do.

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

Employees

As of December 31, 2003, we had 869 full-time employees. We intend to hire additional employees as needed at each of our facilities. We also retain independent contractors to provide various services, primarily in connection with our software development and sales activities. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.

Executive Officers of the Registrant

The following table sets forth information with respect to our executive officers as March 1, 2004:

Name	Age	Position Held
Thomas J. Kalinske	59	Chief Executive Officer and Director
Jerome J. Perez	46	President and Director
Paul A. Rioux	58	Vice Chairman and Director
Michael C. Wood	51	Chief Vision & Creative Officer, Vice Chairman and Director
James P. Curley	48	Chief Financial Officer, Treasurer and Secretary
G. Frederick Forsyth	59	Chief Operating Officer
Timothy M. Bender	43	President, Worldwide Consumer Group
Robert W. Lally	42	President, SchoolHouse Division and Executive Vice President, Education and Training Group
Mark B. Flowers	44	Executive Vice President, Chief Technology Officer
L. James Marggraff	45	Executive Vice President, Content
Madeline T. Schroeder	44	Executive Vice President, Publishing Services

Thomas J. Kalinske has served as our Chief Executive Officer since February 2004 and previously served in that capacity from September 1997 to March 2002. He has served on our board of directors since September 1997 and was the Chairman of our board of directors from September 1997 to February 2004. From 1996 to February 2004, Mr. Kalinske served as the President of Knowledge Universe. From 1990 to 1996, he served as President and Chief Executive Officer of Sega of America. Prior to that, he was President and Chief Executive Officer of the Universal Matchbox Group from 1987 to 1990. Prior to that, he served as President and Co-Chief Executive Officer of Mattel, Inc. Mr. Kalinske has served as Chairman of the Toy Manufacturers Association of America, and in 1997, he was inducted into the Toy Industry Hall of Fame. He also is a member of the board of the Milken Family Foundation, the National Foundation for the Improvement of Education and the RAND Education Board. He earned a B.S. from the University of Wisconsin and an M.B.A. from the University of Arizona.

Jerome J. Perez has served as our President and has served on our board of directors since February 2004. From July 2003 to February 2004, he was President of Geronimo Consulting LLC, a marketing and consumer product development consulting firm that provided us consulting services. From November 1995 to July 2003, Mr. Perez served in various capacities at Fisher-Price, Inc., most recently as Executive Vice President of Marketing and Design. Prior to that, he served as Vice President of Marketing at Kenner Products, a division of Hasbro, Inc., from 1985 to 1991. From 1981 to 1985, Mr. Perez served in various marketing positions at the Quaker Oats Company. He has a B.A. from University of Notre Dame and an M.B.A from University of Michigan.

Paul A. Rioux was elected to our board of directors in January 2001, has served as our Vice Chairman since January 2001 and served as our acting Chief Operating Officer from October 2002 to August 2003 after implementing our planning, manufacturing and operating strategy since January 2001. Mr. Rioux worked as an independent consultant from June 1999 to December 2000, and worked almost exclusively for us in that capacity from August 2000 to December 2000. Prior to joining us, Mr. Rioux also served as President of Universal Studios New Media Group, the technology, Internet and video games business unit of Universal Studios, from May 1996 to May 1999. Prior to that, he worked at Sega of America from 1989 to 1996, most recently as an Executive Vice President. Mr. Rioux also served as Chief Operating Officer of Wonderline Toys, Inc. from 1986 to 1988 and worked at Mattel, Inc.’s Toys and Electronics divisions from 1973 to 1985, most recently as its Senior Vice President. Mr. Rioux has a B.S. and an M.S. from the California State University at Northridge.

Michael C. Wood has served as our Chief Vision & Creative Officer since February 2004 and as our Vice Chairman of our board of directors since September 1997. Previously, he served as our Chief Executive Officer from March 2002 to February 2004 and as our President from September 1997 to February 2004. He served as the Chief Executive Officer of LeapFrog RBT, LLC, our predecessor limited liability company, from its inception in January 1995 until September 1997. Mr. Wood founded LeapFrog in 1995 after developing the patented Phonics Letters and Phonics Desk products. Before founding LeapFrog, Mr. Wood served as partner at Cooley Godward LLP, a national law firm, where he specialized in venture capital and emerging technology law. Mr. Wood also serves on the board of directors of Sangamo BioSciences, Inc., a biotechnology company. He earned his B.A. at Stanford University and also has a J.D. from the University of California, Hastings College of the Law, and an M.B.A. from the University of California, Berkeley.

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

G. Frederick Forsyth has served as our Chief Operating Officer since August 2003. Prior to joining us, he served as Chief Executive Officer and President of NewRoads, Inc., a company providing outsourced fulfillment for the direct channel, from May 2000 to May 2003. From February 1999 to May 2000, Mr. Forsyth served as President of the Americas of Solectron Corporation, a provider of electronics manufacturing services to original equipment manufacturers. From August 1997 to February 1999, he served as Corporate Senior Vice President and President of Professional Storage Products Division of Iomega Corporation, a manufacturer of removable storage systems for digital information. From July 1989 to February 1997, Mr. Forsyth served in various positions with Apple Computer, Inc., including Senior Vice President and General Manager of the Power Macintosh Group from May 1996 to February 1997 and Senior Vice President of Worldwide Operations of Apple Computer from June 1993 to May 1996. Mr. Forsyth has a B.S. from University of New Hampshire and an M.B.A. from Babson College.

Timothy M. Bender has served as our President, Worldwide Consumer Group since January 2002, and served as our Senior Vice President of Sales and Marketing from July 1999 to December 2001 and as our Senior Vice President of Sales from

November 1997 to June 1999. Prior to joining us, he served as the Director of National Accounts at Yes! Entertainment Corporation, a toy and entertainment products company, from October 1994 to January 1997, and as Senior Vice President of Sales from February 1997 to October 1997. Prior to that, Mr. Bender was at Lego Systems, Inc. since 1984, and served in various positions including Senior National Account Manager. Mr. Bender has a B.S. from Bradley University.

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

L. James Marggraff has served as our Executive Vice President, Content since January 2002. From March to December 2001, he was an independent consultant of ours, focusing on developing new products and software for our LeapPad and Leap’s Pond product lines. From September 2000 to February 2001, Mr. Marggraff served as President of Ubiquity LLC, a subsidiary of our wholly owned subsidiary NT(2) LLC, which was established to investigate new applications for our NearTouch technology and LeapPad devices. Prior to that, from August 1999 to August 2000, Mr. Marggraff served as the President of our Internet division, and from July 1998 to July 1999, he served as our Vice President of Content. Mr. Marggraff is the co-inventor of the LeapPad learning system and the Odyssey and Explorer interactive globe lines, and was co-founder, President, and Vice President of Marketing and Sales of Explore Technologies from September 1995 to July 1998. Previously, from 1984 to 1992, he was an engineering co-founder and Manager of Marketing and Sales of StrataCom, Inc., a wide-area networking communications company that was acquired by Cisco Systems, Inc. in 1996. Mr. Marggraff holds numerous patents and has a B.S. and an M.S. from the Massachusetts Institute of Technology.

Madeline T. Schroeder has served as our Executive Vice President, Publishing Services since February 2004 and served as our Senior Vice President, Worldwide Publishing Services from June 2002 to February 2004 and as Vice President, Publishing Services from April 2001 to June 2002. From April 1998 to April 2001, Ms. Schroeder served as an interim operating executive across of variety of industries, including elder care, online syndication and electronic gaming. From February 1996 to April 1998, she served as the Chief Executive Officer and President of Mambo.com, an integrated invitations and payment service. She was co-founder of Crystal Dynamics, a developer and publisher of video games that was acquired by Eidos Inc, and served as Executive Vice President of Marketing and Product Development for Eidos, Inc. from February 1992 to February 1996. Ms. Schroeder holds a B.A. from University of California, Berkeley.

Available Information

We are subject to the information requirements of the Securities Exchange Act of 1934, or the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. Such reports, proxy statements, and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, available (free of charge) on or through our web site located at www.leapfrog.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Information contained in our website is not deemed to be part of this report on Form 10-K.

Item 2. Properties.

Our headquarters are located in Emeryville, California, where we occupy approximately 102,810 square feet of office space under a lease that expires in January 2006. Our headquarters are used for the operation of our three business segments. We currently lease approximately 14,500 square feet in Los Gatos, California, for our engineering, research and development operations related to our three business segments under a lease that expires in January 2007. We have offices in Austin, Texas, which we use for our Education and Training segment, and we have offices near London, England and near Paris, France, each of which is used for our International segment. In addition, we have offices in Hong Kong and in Macau, as well as a trade showroom in New York City, each of which is used for all three of our business segments. We believe that our facilities are adequate for our current needs, and suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or accommodate expansion of our operations.

Item 3. Legal Proceedings.

Pending Litigation

In the ordinary course of our business, we are from time to time subject to litigation, including the following:

LeapFrog Enterprises, Inc. v. Fisher-Price, Inc.

In October 2003, we filed a complaint in the federal district court of Delaware against Fisher-Price, Inc. alleging that Fisher Price’s PowerTouch learning system violates United States Patent No. 5,813,861. In January 2004, we served Fisher-Price with the complaint. We are seeking damages and injunctive relief.

Learning Resources, Inc. v. LeapFrog Enterprises, Inc.

In November 2003, Learning Resources filed a complaint against us in federal district court in Illinois alleging that our trademark PRETEND & LEARN infringes on its trademark PRETEND & PLAY. Learning Resources seeks unspecified monetary damages and injunctive relief.

We believe that we have meritorious defenses to Learning Resources claims and intend to vigorously defend ourselves.

Stockholder Class Action and Derivative Lawsuits

On December 2, 2003, a class action complaint entitled Miller v. LeapFrog Enterprises, Inc., et al., No. 03-5421 RMW, was filed in federal district court for the Northern District of California against LeapFrog and certain of its current and former officers and directors alleging violations of the Securities Exchange Act of 1934, or 1934 Act. Subsequently, three similar actions were filed in the same court: Weil v. LeapFrog Enterprises, Inc., et al., No. 03-5481 MJJ; Abrams v. LeapFrog Enterprises Inc., et al., No. 03-5486 MJJ; and Ornelas v. LeapFrog Enterprises, Inc., et al., No. 03-5593 SBA. Each of those complaints purports to be a class action lawsuit brought on behalf of persons who acquired our Class A common stock during the period of July 24, 2003 through October 21, 2003. On February 18, 2004, the plaintiff in the Weil action amended her complaint and now seeks to maintain a class action on behalf of persons who acquired our Class A common stock during the period of July 24, 2003 through February 10, 2004. All of the complaints allege that the defendants caused us to make false and misleading statements about our business and forecasts about our financial performance, and that certain of our individual officers and directors sold portions of their stock holdings while in the possession of adverse, non-public information. The Weil complaint also alleges that our financial statements were false and misleading. The complaints do not specify the amount of damages sought. We anticipate that all of these actions will ultimately be consolidated into one action and that a consolidated amended complaint will be filed after the appointment of a lead plaintiff. The U.S. District Court has scheduled a hearing on the appointment of a lead plaintiff and consolidation on March 12, 2004. We have not yet responded to any of the complaints, discovery has not commenced, and no trial date has been established. While we intend to defend against these actions vigorously and do not believe that these lawsuits will have a material effect on our financial position, results of operations or cash flows, there can be no assurance as to the ultimate disposition of these lawsuits.

On December 9, 2003, a stockholder derivative complaint entitled Santos v. Michael Wood, et al., No. RG03130947, was filed in the Superior Court of the State of California, County of Alameda, against certain of our officers and directors. The complaint alleges causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, based upon allegations that certain of our officers and directors participated in the conduct alleged in the securities class action complaints and participated in alleged improper stock sales. The complaint seeks unspecified damages against the individual defendants on behalf of LeapFrog, equitable relief and attorneys’ fees. On February 11, 2004, we filed a motion to dismiss this derivative complaint. The basis of our motion is that we believe the plaintiff does not have standing to bring this lawsuit since the plaintiff has never served a demand on our board of directors that the board take certain actions on behalf of LeapFrog. The individual officer and director defendants have also filed a similar motion to dismiss this stockholder derivative complaint. The hearing on these motions is expected to take place in April 2004. Discovery has not commenced and no trial date has been established.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our stockholders during the fourth quarter of our 2003 fiscal year.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our Class A common stock is listed on the New York Stock Exchange, or the NYSE, under the symbol “LF.” There is no established public trading market for our Class B common stock. On March 1, 2004, there were approximately 650 holders of record of our Class A common stock and six holders of record of our Class B common stock.

The following table sets forth for the calendar quarter indicated the high and low sales prices per share of our Class A common stock on the NYSE. The Class A common stock began trading on the NYSE on July 25, 2002.

2003	High	Low
First quarter	$28.14	$19.01
Second quarter	$34.06	$22.93
Third quarter	$40.36	$27.65
Fourth quarter	$46.54	$24.05

2002	High	Low
Third quarter (commencing July 25, 2002)	$19.30	$13.00
Fourth quarter	$35.70	$14.95

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. Our current credit facility prohibits our payment of cash dividends. We expect to retain any future earnings to fund the development and expansion of our business. Therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table shows certain information concerning our Class A common stock to be issued in connection with our equity compensation plans as of December 31, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,469,031	$11.84	5,920,765	(1)
Equity compensation plans not approved by security holders	0	$0.00	0

TOTAL	6,469,031	$11.84	5,920,765

(1)	Includes 1,844,068 shares reserved for issuance under our 2002 Employee Stock Purchase Plan.

For a discussion of our equity compensation plans, see “Note 16. Stockholders’ Equity” in the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.

Item 6. Selected Financial Data

Selected Consolidated Financial Data

The following selected consolidated financial data for the five years ended December 31, 2003, have been derived from our consolidated financial statements. The following information is qualified by reference to, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto.

	For the Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$680,012	$531,772	$314,243	$160,128	$71,867
Gross profit	340,144	270,041	144,645	68,281	28,989

Income from operations	109,458	71,351	16,435	132	1,449

Net income (loss)	$72,675	$43,444	$9,669	$(2,259)	$1,539

Net income (loss) per common share:
Basic	$1.27	$1.09	$0.29	$(0.07)	$0.05
Diluted	$1.20	$0.86	$0.25	$(0.07)	$0.05
Shares used in calculating net income (loss) per share:
Basic	57,246	39,695	33,449	32,462	31,878
Diluted	60,548	50,744	38,470	32,462	33,268

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$112,603	$73,327	$8,269	$5,327	$12,009

Working capital	368,456	224,685	117,960	30,323	35,569
Total assets	552,659	397,682	221,973	139,797	84,588
Long term debt	—	—	61,163	—	—
Redeemable convertible Series A preferred stock	—	—	24,139	—	—
Total stockholders’ equity	415,146	268,798	72,848	61,811	63,751

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

We design, develop and market technology-based educational platforms, related interactive content and stand-alone products for sale to retailers, distributors and schools. Since the founding of our business in 1995, we have grown from a start-up business selling stand-alone educational toys into a company selling multiple platform products and related interactive content, as well as stand-alone products, with total net sales in 2003 of $680.0 million. We operate three business segments, which we refer to as U.S. Consumer, Education and Training, and International. To date, we have sold our products predominantly through the toy sections of major retailers. For further information regarding our three business segments, see “Note 23. Segment Reporting” in the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.

Our vision for LeapFrog is to become the leading brand for technology-based educational products for home and school use for all ages around the world. We believe that LeapFrog is in the early stage of this vision. To date, we have established our brand and products largely focused on children in the preschool through third grade levels primarily in the U.S. retail market. We believe that LeapFrog is, first and foremost, an educational products company, and we use the toy form factor to make learning fun and engaging. As a result, our sales in our U.S. Consumer segment, our largest business segment, currently are generated in the toy aisles of retailers across the United States. The market for toy retailers has seen, and continues to see consolidation. In addition to the traditional channel of specialty toy retailers, of which Toys “R” Us has become the major player, the mass-market retail channel has grown in importance. For example, Wal-Mart, Target and a number of regional mass-market retailers have seen growth in their market shares within the U.S. toy retail market. The mass-market retailers have certain competitive advantages in the highly seasonal toy market because they have the ability to dedicate a significant amount of shelf space to toys during the Fall holiday season, and then reduce the allocated shelf space for toys during the rest of the year. The net sales in our U.S. Consumer segment have increased in both amount and percentage with these mass-market retailers, and as a result of the seasonal changes of retail space allocation to toys, including our products, by these retailers, the seasonal effects of the toy retail market are exacerbated. We anticipate that the toy industry’s dependence on mass-market retailers will continue to grow.

In the U.S. Consumer segment, we market and sell our products directly to national and regional mass-market and specialty retailers as well as to other retail stores through sales representatives. Our U.S. Consumer segment is our most developed business, and is subject to significant seasonal influences, with the substantial majority of our sales occurring in the third and fourth quarters. In 2003, this segment represented approximately 80% of our total net sales. Although we are expanding our retail presence by selling our products to bookstores and electronics and office supply stores, the significant majority of our U.S. Consumer sales are to a few large retailers. Sales to Wal-Mart (including Sam’s Club), Toys “R” Us and Target accounted for approximately 68% of our total net sales in 2003 compared to 69% in 2002 and 68% in 2001. At December 31, 2003, Wal-Mart, Toys “R” Us and Target accounted for 35%, 26% and 12%, respectively, of our accounts receivable. Consistent with industry practice, we rely on short-term purchase orders for the sale of our products to U.S. retailers. In 2003, we successfully launched three new platforms: LeapPad Plus Writing, LittleTouch LeapPad and Leapster. Combined, these new platforms accounted for approximately 20% of our U.S. Consumer segment’s net sales in 2003. Although we believe net sales for this business segment will grow in the future, we anticipate that this segment’s percentage of total company net sales will decrease, as we expect our other two segments to grow at a faster rate than our U.S. Consumer segment.

Our Education and Training segment targets the school market in the United States, including sales directly to educational institutions, to teacher supply stores and through catalogs aimed at educators. The Education and Training segment represented approximately 6% of our total net sales in 2003. Net sales in our Education and Training segment increased by 86% from 2002 to 2003, and the segment reduced its operating loss from $9.0 million in 2002 to an operating loss of $0.2 million in 2003.

In our International segment, we sell our products outside the United States directly to overseas retailers and through various distribution and strategic arrangements. We have four direct sales offices in the United Kingdom, Canada, France and Mexico, and maintain various distribution and strategic arrangements in countries such as Australia, Japan and Korea among others. The International segment represented approximately 14% of our total net sales in 2003. Net sales in our International segment increased 80% from 2002 to 2003 and operating income grew from $7.7 million in 2002 to $26.4 million in 2003. We believe this segment is in the early stage of its development and will continue its expansion to represent a larger percentage of our total net sales in coming years.

Gross profit margins in 2003 decreased by 80 basis points, from 50.8% in 2002 to 50.0% in 2003. This decrease was primarily due to lower profit margins in our U.S. Consumer segment, offset by higher profit margins in our Education and Training and our International segments. The decrease in gross profit margins in our U.S. Consumer segment was the result of lower margin Leapster platform sales, as well as higher freight and warehousing expenses. We expect that our gross profit margins in the U.S. Consumer segment will remain relatively flat for 2004.

Selling, general and administrative expenses consist primarily of salaries and related employee benefits, legal, marketing expenses, systems costs, rent and office equipment and supplies. Our research and development expenses consist primarily of costs associated with content development, product development and product engineering. Our advertising expenses consist primarily of television advertising, cooperative advertising and in-store displays. Depreciation and amortization expenses consist primarily of depreciation of fixed assets and capitalized website development and amortization of intangibles, however it excludes depreciation of manufacturing tools and capitalized content development, which are classified in cost of sales.

Critical Accounting Policies, Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and reported disclosures. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowances for accounts receivable, inventories and related allowances, intangible assets and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

We recognize revenue upon shipment of our products provided that there are no significant post-delivery obligations to the customer and collection is reasonably assured, which generally occurs upon shipment, either from our U.S. distribution facility or directly from our third-party manufacturers. Net sales represent gross sales less negotiated price allowances based primarily on volume purchasing levels, estimated returns and allowances for defective products. A small portion of our revenue is deferred and recognized as revenue over a period of twelve to eighteen months, which is the estimated period of use of the products. We deferred approximately 0.3%, 0.9% and 2.5% of net sales in 2003, 2002 and 2001, respectively.

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

We provide estimated allowances for product returns, charge backs and defectives on product sales in the same period that we record the related revenue. We estimate our allowances by utilizing historical information for existing products. For new products, we estimate our allowances for product returns on specific terms for product returns and our experience with similar products. In estimating returns, we analyze (i) historical returns and sales patterns, (ii) analysis of credit memo data, (iii) current inventory on hand at customers, (iv) changes in demand and (v) introduction of new products. We continually assess the historical rates experience and adjust our allowances as appropriate, and consider other known factors. If actual product returns, charge backs and defective products are greater than our estimates, additional allowances may be required. Historically, our estimated reserves for accounts receivables, returns, charge backs and defectives have been adequate to cover actual charges.

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

Intangible Assets

Intangible assets, including excess purchase price over the cost of net assets acquired, arose from our September 23, 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, and our acquisition of substantially all the assets of Explore Technologies on July 22, 1998. At December 31, 2003, our intangible assets had a net balance of $25.0 million. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires the use of a nonamortization approach to account for goodwill and some other intangible assets. We adopted the pronouncement effective January 1, 2002, and accordingly we no longer amortize goodwill and other indefinite-lived intangible assets. As of December 31, 2003, we had $19.5 million, net, of goodwill and other indefinite-lived intangible assets, which are no longer subject to amortization. At December 31, 2003, we tested our goodwill and other intangible assets for impairment based on the fair value of the cash flows that the business can be expected to generate in the future, known as the income approach. Based on this assessment we determined that no adjustments were necessary to the stated values.

The determination of related useful lives and whether the intangible assets are impaired involves significant judgment. Changes in strategy or market conditions could significantly impact these judgments and require that adjustments be recorded to asset balances. We review intangible assets, as well as other long-lived assets, for impairment whenever events or circumstances indicate that the carrying value may not be fully recoverable.

Content Development, Home Video Production and Tooling Capitalization

Our management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

We capitalize the prepublication costs of books as content development costs. Only costs incurred with outside parties are capitalized. In 2003, we capitalized $1.7 million of content development costs, $1.3 million of which pertained to our Education and Training segment. In 2002, we capitalized $3.6 million in content development costs, $3.1 million of which pertained to our Education and Training segment. We depreciate these assets from the time of publication over their estimated useful lives, estimated to be three years, using the sum of years digits method. If the related content is deemed to have a shorter useful life, the remaining balance is written off when the content is no longer used in production.

In 2003, we changed the reporting classification for the amortization of content development costs. Previously, such costs were classified as “depreciation and amortization” in the operating expenses section. Amortization of content development costs are now being classified as “cost of sales.” All prior periods reported have been reclassified in this Form 10-K to conform to this presentation.

We capitalize costs related to the production of home video in accordance with AICPA Statement of Accounting Position No. 00-2, “Accounting by Producers or Distributors of Film.” Video production costs are amortized based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources on an individual production basis. In the year ended December 31, 2003, we capitalized $1.0 million and amortized $0.6 million of video production costs. We had no video production cost in prior years. If the related video production costs are deemed to have lower gross revenues than originally expected, the remaining balance is written off when the revised revenues are earned.

We capitalize costs related to manufacturing tools developed for our products. We capitalized $4.8 million in 2003 compared with $5.4 million in 2002 related to manufacturing tools. We depreciate these assets on a straight-line basis, in cost of sales, over an estimated useful life of two years. If the related product line or our manufacturing production results in a shorter life than originally expected, we write off the remaining balance when we remove the tool from production.

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

In 2002, Mr. Kalinske, our Chief Executive Officer; Mr. Rioux, our Vice Chairman and Mr. Wood our Chief Vision and

Creative Officer, and in 2003, Mr. Bender, our President, Worldwide Consumer Group, entered into new employment agreements providing for, among other things, acceleration of vesting and extension of the exercise period of their stock options upon the termination of their employment by LeapFrog without cause or by the employee for good reason (as defined in the agreements) or a change in control of LeapFrog during the term of the applicable agreement. Under applicable accounting principles, upon any termination of employment or change in control resulting in such acceleration or extension, we would be required to recognize compensation expense. The amount of any such compensation expense would depend on the number of option shares affected by the acceleration or extension and could be material to our financial results.

Prior to our July 2002 initial public offering, we granted stock appreciation rights under our Amended and Restated Employee Equity Participation Plan that are measured at each period end against the fair value of the Class A common stock at that time. The resulting difference between periods is recognized as expense at each period-end measurement date based on the vesting of the rights.

In February 2002, we converted 337,500 stock appreciation rights into options to purchase an aggregate of 337,500 shares of Class A common stock. Deferred compensation of approximately $0.9 million related to the unvested portion will be amortized to expense through the third quarter of 2005 as the options vest.

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

Results of Operations

The following table sets forth selected information concerning our results of operations as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	50.0	49.2	54.0

Gross Profit	50.0	50.8	46.0
Operating expenses:
Selling, general and administrative	13.5	15.2	17.7
Research and development	8.5	10.2	12.2
Advertising	10.8	10.7	9.6
Depreciation and amortization	1.1	1.3	1.3

Total operating expenses	33.9	37.4	40.8

Income from operations	16.1	13.4	5.2
Interest and other income (expense), net	0.9	0.2	(0.6)

Income before provision for income taxes	17.0	13.6	4.6
Provision for income taxes	6.3	5.4	1.5

Net income	10.7%	8.2%	3.1%

Twelve Months Ended December 31, 2003 Compared To Twelve Months Ended December 31, 2002

Net Sales

Net sales increased by $148.2 million, or 28%, from $531.8 million in 2002 to $680.0 million in 2003. Each of our three segments had increased sales over last year. Our Education and Training segment increased by 86% to $37.5 million, our International segment increased by 80% to $96.6 million and our U.S. Consumer segment increased by 19% to $546.0 million compared to 2002. Net sales of our standalone, software and platform products increased by 42%, 31% and 18%, respectively, year-over-year. Foreign currency exchange rates favorably impacted our total company net sales by 1% due to stronger international currencies.

Net sales for each segment and its percentage of total company net sales were as follows:

	Year Ended December 31,
	2003		2002		Change
Segment	$(1)	% of Total Company Sales	$(1)	% of Total Company Sales	$(1)%
U.S. Consumer	$546.0	80%	$458.0	86%	$87.9	19%
Education and Training	37.5	6%	20.1	4%	17.3	86%
International	96.6	14%	53.6	10%	43.0	80%

Total Company	$680.0	100%	$531.8	100%	$148.2	28%

(1)	In millions.

U.S. Consumer. Our U.S. Consumer segment’s net sales increased by $87.9, or 19%, from $458.0 million in 2002 to $546.0 million in 2003. This segment comprised 80% of total company net sales in 2003 and accounted for 59% of the increase in total company net sales from 2002 to 2003.

Net sales of platform, software and standalone products in dollars and as a percentage of total net sales were as follows:

	Sales				% of Total
	Year Ended December 31,		Change		Year Ended December 31,
	2003(1)	2002(1)	$(1)%		2003	2002
Platform	$232.9	$207.1	$25.8	13%	42.7%	45.2%
Software	175.9	139.6	36.3	26%	32.2%	30.5%
Standalone	137.2	111.3	25.9	23%	25.1%	24.3%

Net Sales	$546.0	$458.0	$88.0	19%	100.0%	100.0%

(1)	In millions.

•	The 13% increase in platform sales year-over-year was primarily due to the successful launch of our newest platform, the Leapster multimedia learning system, and the continued success of our LeapPad family of platforms. Our LeapPad family of platforms, includes two new platforms launched in 2003, LeapPad Plus Writing and LittleTouch LeapPad, and also includes our classic LeapPad, My First LeapPad and Quantum Pad platforms.

•	The 26% growth in software sales year-over-year was primarily due to increased software sales related to our LeapPad family of platforms, and software sales for our Leapster platform.

•	The 23% increase in standalone sales was primarily due to the continued growth of our Leapstart Learning Table, Alphabet Pal and Hug and Learn Baby Tad product sales.

Education and Training. Our Education and Training segment’s net sales increased by $17.3 million, or 86%, from $20.1 million in 2002 to $37.5 million in 2003. This segment comprised 6% of total company net sales in 2003 and accounted for 12% of the increase in total company net sales from 2002 to 2003. The segment’s 86% net sales increase year-over-year is attributed to the success and sales growth of our top four selling products in this segment, the LeapTrack Learning Center, the Literacy Center, the Ready, Set, Leap! program and the Language First! program. 2003 was the first full year of sales for each of the LeapTrack system, the Ready, Set, Leap! program and the Language First! program.

International. Our International segment’s net sales increased by $43.0 million, or 80%, from $53.6 million in 2002 to $96.6 million in 2003. This segment comprised 14% of total company’s net sales in 2003 and accounted for 29% of the increase in total company net sales from 2002 to 2003. The increase in our International segment was primarily due to increased sales in the United Kingdom and Canada, and to a lesser extent sales increases in France and Australia, offset by a decrease in Japan. Sales into the United Kingdom and Canada accounted for 44% and 38%, respectively, of the segment’s sales increase from 2002 to 2003. The sales increase in the United Kingdom and Canada was primarily due to larger market penetration resulting from more localized products. Sales in Japan decreased 42% from 2002 to 2003, primarily due to the cancellation of our two-year Quantum Pad sales program with Benesse Corporation in the first quarter of 2003, however, we have an ongoing relationship with Benesse Corporation with focus on our LeapPad platform and its related content.

Foreign currency exchange rates favorably impacted our International segment’s net sales by 8.0% in 2003. The favorable currency impact was due to the strength of the Canadian Dollar and the British Pound, and to a lesser extent, the Euro.

Gross Profit

Gross profit increased by $70.1 million, or 26%, from $270.0 million in 2002 to $340.1 million in 2002. Gross profit as a percentage of net sales decreased from 50.8% in 2002 to 50.0% in 2003. The gross profit in dollars for each segment and the related percentage of segment net sales were as follows:

	Year Ended December 31,
	2003		2002		Change
Segment	$(1)	% of Segment’s Net Sales	$(1)	% of Segment’s Net Sales	$(1)%
U.S. Consumer	$266.1	48.7%	$236.4	51.6%	$29.7	13%
Education and Training	22.7	60.5%	10.3	51.1%	12.4	121%
International	51.4	53.2%	23.4	43.6%	28.0	120%

Total Company	$340.1	50.0%	$270.0	50.8%	$70.1	26%

(1)	In millions.

U.S. Consumer. Our U.S. Consumer segment’s gross profit increased by $29.7 million, or 13%, from $236.4 million in 2002 to $266.1 million in 2003. Gross profit as a percentage of net sales decreased from 51.6% in 2002 to 48.7% in 2003. The 290 basis points decrease in gross profit percent year-over-year was primarily due to product mix and increased warehousing, freight and royalty expenses as follows:

•	Unfavorable product mix was primarily due to sales of the new Leapster platform, which has a lower gross margin percent than our other platforms. We are seeking to build a large base of installed Leapster platform users that will lead to sales of higher margin Leapster software. In addition, our other two new platforms, LeapPad Plus Writing and LittleTouch LeapPad, have lower margins than our existing mature platforms. Historically, as our platforms mature, gross margins have benefited from engineering improvements and higher sales volumes.

•	Higher warehousing fees were incurred due to increased sales volume and average inventory levels compared to last year.

•	Higher freight expenses were due to increased ocean freight rates and due to air freight costs incurred to expedite delivery of our new platforms, particularly the Leapster platform, from Asia in time for the holiday shopping season.

•	Higher royalty expenses were incurred due to increased sales from our expanded library of licensed products for our existing and new platforms.

Education and Training. Our Education and Training segment’s gross profit increased by $12.4 million, or 121%, from $10.3 million in 2002 to $22.7 million in 2003. Gross profit as a percentage of net sales increased from 51.1% in 2002 to 60.5% in 2003. The 940 basis points increase in gross profit percent year-over-year was primarily due to lower product cost and favorable product mix, offset by higher warehousing due to higher inventory levels, and content amortization expenses.

International. Our International segment’s gross profit increased by $28.0 million, or 120%, from $23.4 million in 2002 to $51.4 million in 2003. Gross profit as a percentage of net sales increased from 43.6% in 2002 to 53.2% in 2003. The 960 basis points increase in gross profit percent year-over-year was primarily due to lower product cost, offset by higher royalty, warehousing and freight expenses. Foreign exchange gains favorably impacted our International segment’s gross profit by 8.3% in 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $10.7 million, or 13%, from $80.9 million in 2002 to $91.6 million in 2003. As a percentage of net sales, selling, general and administrative expenses decreased from 15.2% in 2002 to 13.5% in 2003. All three of our business segments had reductions in selling, general and administrative expenses as a percentage of net sales. This was due primarily to leverage achieved against the strong growth in sales in all segments.

Selling, general and administrative expenses for our U.S. Consumer segment increased $4.3 million or 7% from 2002 to 2003. As a percentage of net sales, this expense decreased from 13.1% in 2002 to 11.8% in 2003. The dollar increase was primarily due to higher salaries and benefit expenses, offset by lower litigation and incentive compensation expenses as follows:

•	Salaries and related employee benefits were higher than last year by $11.8 million, primarily due to the emphasis on building internal sales and marketing teams and infrastructure to support our worldwide expansion.

•	Litigation expenses decreased by $9.4 million compared to last year primarily due to the settlement in the first half of 2003 of a number of outstanding legal proceedings that had been active throughout most or all of 2002.

•	Incentive compensation expense decreased by $2.7 million compared to last year as a result of reduced bonuses.

Selling, general and administrative expenses for our Education and Training segment increased by $3.2 million or 24% from 2002 to 2003. As a percentage of net sales, this expense decreased from 65.3% in 2002 to 43.6% in 2002. The dollar increase in these expenses was primarily due to higher salaries and sales commissions expenses resulting from our substantial investment in our own direct sales force, offset by lower direct marketing and consulting expenses.

Selling, general and administrative expenses for our International segment increased $3.2 million or 42% from 2002 to 2003. As a percentage of net sales, this expense decreased from 14.4% in 2002 to 11.3% in 2003. The dollar increase in these expenses was largely related to higher fixed compensation expenses resulting from our operations in Europe, Canada and Asia.

We anticipate that selling, general and administrative expenses will increase in dollars and as a percentage of sales in 2004, primarily due to anticipated higher litigation expenses, and to support our continued expansion and growth in sales.

Research and Development Expenses

Research and development expenses increased by $3.2 million, or 6%, from $54.4 million in 2002 to $57.6 million in 2003. As a percentage of net sales, research and development expenses decreased from 10.2% in 2002 to 8.5% in 2003. The reduction in the percentage of net sales was primarily achieved through strong net sales growth in all segments and increased leverage of our internal software and platform development groups. The increased expenses year-over-year were due to higher spending in our U.S. Consumer and International segments, offset by lower spending in our Education and Training segment.

•	The increase in the U.S. Consumer and International segments was primarily due to the increased development of content for existing platforms and the development of three new platforms and their related content.

•	The expense increase in our International segment was due to the localization of existing content to foreign cultures.

•	The development of the current generation of platforms in our Education and Training segment was largely completed in 2002. Thus the spending in 2003 was only related to the refresh of existing content and development of new content.

Content development expenses increased by $1.9 million, or 6%, from $29.1 million in 2002 to $31.0 million in 2003. As a percentage of net sales, content development expenses decreased from 5.5% in 2002 to 4.6% in 2003. Spending on development of software content increased by 6% year-over-year primarily due to the development of content for our new line of platforms and an expanded assortment of content for our existing line of platforms.

Product development and engineering expenses increased by $1.3 million, or 5%, from $25.3 million in 2002 to $26.6 million in 2003. As a percentage of net sales, product development expenses decreased from 4.8% in 2002 to 3.9% in 2003. Spending on the development and engineering of new platforms and standalone products increased by 25% year-over-year while website engineering expenses decreased by 78%. The increase in new product development was primarily due to the development expenses for our LeapPad Plus Writing, LittleTouch LeapPad and Leapster platforms, each of which were launched in 2003. We largely completed the development and engineering of our website in 2002, and the expenses related to the maintenance of the website are classified as selling, general and administrative expenses beginning in the second quarter of 2003.

We anticipate that in 2004, our overall research and development expenses will continue to increase in dollars primarily due to continued increases in content offerings and research and development of new platforms and stand-alone products, but to remain relatively flat as a percentage of sales.

Advertising Expense

Advertising expense increased by $17.0 million, or 30%, from $56.7 million in 2002 to $73.8 million in 2003. As a percentage of net sales, advertising expense increased from 10.7% in 2002 to 10.8% in 2003. Our U.S. Consumer and International segments accounted for the entire increase in the advertising expense.

The increase in advertising expense was primarily related to increases in television advertising. The increase in television advertising expense was due to a substantial increase in media time used in an effort to strengthen our brand awareness and promote our expanded product line, including the introductions of our Leapster, LeapPad Plus Writing and LittleTouch LeapPad platforms. The increase in our International segment was related primarily to our television and print advertising spending in the United Kingdom and Canada.

We anticipate advertising expenses to increase in dollars but remain relatively flat, as a percentage of net sales, in 2004.

Depreciation and Amortization Expenses (excluding depreciation of tooling and amortization of content development costs, which are included in cost of sales)

Depreciation and amortization expenses increased by $1.0 million, or 16%, from $6.6 million in 2002, to $7.7 million in 2003. As a percentage of net sales, depreciation and amortization expense decreased from 1.3% in 2002 to 1.1% in 2003.

The increase in the depreciation and amortization expense is primarily due to higher depreciation expense of computers and software purchased to support our worldwide expansion, offset by lower amortization of website development expenses. We are no longer capitalizing website development costs as our website design and development was largely completed in 2002.

Income (Loss) From Operations

Our income from operations increased by $38.1 million, or 53%, from $71.4 million in 2002 to $109.5 million in 2003. As a percentage of net sales, our income from operations increased from 13.4% in 2002 to 16.1% in 2003. The improvement was primarily due to increased sales and operating expense leverage.

Income (loss) from operations in dollars and the related percentage of segment net sales were as follows:

	Year Ended December 31,
	2003		2002		Change
Segment	$(1)	% of Segment’s Net Sales	$(1)	% of Segment’s Net Sales	$(1)%
U.S. Consumer	$83.2	15.2%	$72.7	15.9%	$10.5	15%
Education and Training	(0.2)	(0.5)%	(9.0)	(44.9)%	8.8	98%
International	26.4	27.4%	7.7	14.4%	18.7	243%

Total Company	$109.5	16.1%	$71.4	13.4%	$38.1	53%

(1)	In millions.

U.S. Consumer. Our U.S. Consumer segment’s income from operations increased by $10.5 million, or 15%, from $72.7 million in 2002 to $83.2 million in 2003 due largely to strong sales growth. As a percentage of net sales, income from operations decreased from 15.9% in 2002 to 15.2% in 2003. The decline was primarily due to lower gross margin, offset by improved expense leverage.

Education and Training. Our Education and Training segment’s loss from operations improved from a loss of $9.0 million in 2002 to a loss of $0.2 million in 2003. This improvement in operating results was largely due to strong sales growth, increased gross profit margins and operating expense leverage. We anticipate the sales growth to continue, and we expect this segment to generate positive income from operations in 2004; however, we cannot provide any assurances in this regard.

International. Our International segment’s income from operations increased by $18.7 million, or 243%, from $7.7 million in 2002 to $26.4 million in 2003. As a percentage of net sales, income from operations increased from 14.4% in 2002 to 27.4% in 2003. The operating income increase was largely due to strong sales growth, primarily in the United Kingdom and Canada, increased gross profit margins, and operating expense leverage. Foreign currency exchange rates favorably impacted our International segment’s operating income by 9.6% in 2003. The favorable currency impact was due to the strengthening of the Canadian Dollar and the British Pound, and to a lesser extent, the Euro.

Other

Net interest income (expense) increased by $1.3 million, from an expense of $0.1 million in 2002 to income of $1.2 million in 2003. This increase resulted from our higher balance of invested average cash and short-term investment balances and the elimination of our debt in July 2002.

Other income increased by $3.6 million, or 343%, from $1.1 million in 2002 to $4.7 million in 2003. This increase was primarily due to foreign exchange gains resulting from the strengthening of the Canadian Dollar and the British Pound, and the one-time payment received from Benesse Corporation. The payment received from Benesse Corporation was in connection with the early cancellation of a Quantum Pad sales contract related to a discontinued direct-to-home program from Benesse’s middle school subscribers. In 2004, the impact of foreign currencies on our income statement is expected to be minimal as we have put in place a foreign currency hedging policy to minimize the impact of adverse currency movements on reported foreign currency gains or losses.

Our effective tax rate was 37.0% in 2003 and was 39.9% in 2002. The 2003 effective tax rate was impacted by the research and development tax credits accumulated from current and prior years. We anticipate that our effective tax rate for 2004 will be approximately 34.0%.

Net Income

Net income increased by $29.3 million, or 67%, from $43.4 million in 2002 to $72.7 million in 2003 due to the above-described factors. As a percentage of net sales, net income increased from 8.2% in 2002 to 10.7% in 2003.

Twelve Months Ended December 31, 2002 Compared To Twelve Months Ended December 31, 2001

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

Net sales for each segment and its percentage of total company net sales were as follows:

	Year Ended December 31,
	2002		2001		Change
Segment	$(1)	% of Total Company Sales	$(1)	% of Total Company Sales	$(1)%
U.S. Consumer	$458.0	86%	$289.1	92%	$168.9	58%
Education and Training	20.1	4%	8.8	3%	11.3	129%
International	53.6	10%	16.3	5%	37.3	228%

Total Company	$531.8	100%	$314.2	100%	$217.6	69%

(1)	In millions.

U.S. Consumer. Our U.S. Consumer segment comprised 86% of total company net sales for the twelve months ended December 31, 2002 and accounted for 78% of the increase in total company net sales from 2001 to 2002. Platform net sales in our U.S. Consumer segment increased 38%, from $149.9 million in 2001 to $207.1 million in 2002. Platform sales, as a percentage of total U.S. Consumer sales, were 45% and 52% in 2002 and 2001, respectively. The increase in net sales from platform products is primarily due to the successful introduction of the Quantum Pad platform, the growth in our My First LeapPad and iQuest platforms, and to the continued success in our LeapPad platform. Software net sales in our U.S. Consumer segment increased 126%, from $61.8 million in 2001 to $139.6 million in 2002. Software sales, as a percentage of total U.S. Consumer sales, were 31% and 21% in 2002 and 2001, respectively. The increase in net sales from software products is primarily due to our LeapPad books, the introduction of Quantum Pad books and the growth in My First LeapPad books and iQuest cartridges. Net sales of standalone products increased 44%, from $77.4 million in 2001 to $111.3 million in 2002. Standalone sales, as a percentage of total U.S. Consumer sales, were 24% and 27% in 2002 and 2001, respectively. The increase in net sales from standalone products is primarily due to the introduction of the LeapStart learning table and the LeapFrog shopping cart.

Net sales of platform, software and standalone products in dollars and as a percentage of total net sales were as follows:

	Sales				% of Total
	Year Ended December 31,		Change		Year Ended December 31,
	2002(1)	2001(1)	$(1)%		2002	2001
Platform	$207.1	$149.9	$57.2	38%	45.2%	51.8%
Software	139.6	61.8	77.8	126%	30.5%	21.4%
Standalone	111.3	77.4	33.9	44%	24.3%	26.8%

Net Sales	$458.0	$289.1	$168.9	58%	100.0%	100.0%

(1)	In millions.

Education and Training. Our Education and Training segment comprised 4% of total company net sales for the twelve months ended December 31, 2002 and accounted for 5% of the increase in total company net sales. We believe the year-over-year 129% increase in net sales for our Education and Training segment was the result of our larger direct sales force and increased brand offerings and awareness.

International. Our International segment comprised 10% of total company’s net sales in 2002 and accounted for 17% of the increase in total company net sales from 2001 to 2002. The year-over-year increase of 228% was primarily due to sales into the United Kingdom, Japan and Canada. Sales into the United Kingdom accounted for 33% of the segment’s increase from 2001 to 2002. This increase is primarily due to strong advertising and marketing campaigns and larger shelf space in the major toy retailers. Our sales into Japan accounted for 31% of the segment’s increase in net sales. This increase was primarily the result of our strategic relationships with Benesse Corporation and Sega Toys that commenced in January 2002. Our sales into Canada represented 23% of the segment’s increase in net sales. The increase in net sales into Canada was primarily due to our transition from an outside distributor to an internally controlled supply and distribution operation.

Gross Profit

Gross profit increased by $125.4 million, or 87%, from $144.6 million for the twelve months ended December 31, 2001 to $270.0 million for the same period in 2002. Gross profit as a percentage of net sales increased from 46.0% for the twelve months ended December 31, 2001 to 50.8% for the twelve months ended December 31, 2002. The gross profit in dollars for each segment and the related percentage of segment net sales were as follows:

	Year Ended December 31,
	2002		2001		Change
Segment	$(1)	% of Segment’s Net Sales	$(1)	% of Segment’s Net Sales	$(1)%
U.S. Consumer	$236.4	51.6%	$133.2	46.1%	$103.2	77%
Education and Training	10.3	51.1%	5.6	63.8%	4.7	84%
International	23.4	43.6%	5.8	35.4%	17.6	303%

Total Company	$270.0	50.8%	$144.6	46.0%	$125.4	87%

(1)	In millions.

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

Our U.S. Consumer accounted for 81% of the increase in the advertising expense, primarily related to increases in television advertising and cooperative advertising with our major retailers. The increase in television advertising expense was due to a substantial increase in media time used in an effort to promote our expanded product line and strengthen our brand awareness. Co-operative advertising agreements with our major retailers were expanded in 2002 to increase our advertising exposure to their large customer bases. The increase in our International segment is related primarily to our television and print advertising spending in the United Kingdom, which increased 295% from 2001 to 2002.

Depreciation and Amortization Expenses (excluding depreciation of tooling and other manufacturing equipment, which is included in cost of sales)

Depreciation and amortization expenses increased by $2.4 million, or 57%, from $4.2 million in 2001, to $6.6 million in 2002. As a percentage of net sales, depreciation and amortization expense remained flat at 1.3%.

Our U.S. Consumer segment’s depreciation and amortization expense increased by $2.4 million or 57%, and accounted for 99% of the total company depreciation and amortization expense. The increase in the depreciation and amortization expense is primarily due to increased depreciation of computers and software, amortization of intangibles and having a full year of amortization for our capitalized website and content development costs.

Income From Operations

Our income from operations increased by $54.9 million, or 334%, from $16.4 million in 2001 to $71.4 million in 2002. As a percentage of net sales, our income from operations increased from 5.2% in 2001 to 13.4% in 2002. Income from operations in dollars and the related percentage of segment net sales were as follows:

	Year Ended December 31,
	2002		2001		Change
Segment	$(1)	% of Segment’s Net Sales	$(1)	% of Segment’s Net Sales	$(1)%
U.S. Consumer	$72.7	15.9%	$21.8	7.5%	$50.9	234%
Education and Training	(9.0)	(44.9)%	(6.7)	(75.9)%	(2.3)	(34)%
International	7.7	14.4%	1.3	8.2%	6.4	476%

Total Company	$71.4	13.4%	$16.4	5.2%	$54.9	335%

(1)	In millions.

Income from operations in the U.S. consumer segment increased by $50.9 million, or 234%, from 2001 to 2002. The increase is largely due to strong sales growth and our increased gross profit margins.

Our Education and Training segment experienced an operating loss of $9.0 million compared to an operating loss of $6.7 million in 2001. This increase in operating loss was due primarily to higher operating expenses and lower capitalization of content costs as compared to the prior year. This segment is in the early stage of growth, and our decision to invest in operations, personnel and product development is based on what we believe to be a large opportunity in the U.S. school market. Income from operations in our international segment increased by $6.4 million or 476% from 2001 to 2002, primarily due to increased sales and gross profit margins.

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

Our effective tax rate was 39.9% and 33.1% in 2002 and 2001, respectively. The 2001 effective tax rate was impacted by the complete reversal of a deferred tax valuation allowance. We anticipate that our effective tax rate for 2003 will be approximately 37%.

Net Income

Net income increased by $33.7 million, or 350%, from $9.7 million in 2001 to $43.4 million in 2002. As a percentage of net sales, net income increased from 3.1% in 2002 to 8.2% in 2003.

Seasonality and Quarterly Results of Operations

Our business is subject to significant seasonal fluctuations. The substantial majority of our net sales and all of our net income are realized during the third and fourth calendar quarters. In addition, our quarterly results of operations have fluctuated significantly in the past, and can be expected to continue to fluctuate significantly in the future, as a result of many factors, including:

•	seasonal influences on our sales, such as the holiday shopping season and back-to-school purchasing;

•	unpredictable consumer preferences and spending trends;

•	the need to increase inventories in advance of our primary selling season; and

•	the timing of introductions of new products.

For a discussion of these and other factors affecting seasonality, see “Risk Factors That May Affect Our Results and Stock Price — Our business is seasonal, and therefore our annual operating results will depend, in large part, on sales relating to the brief holiday season;” and “— Our quarterly operating results are susceptible to fluctuations that could cause our stock price to decline.”

The following table sets forth selected unaudited quarterly statement of operations information for 2002 and 2003. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown. Historically, we have been profitable in our third and fourth quarters and unprofitable in our first and second quarters. We expect that we will continue to incur losses during the first and second quarters of each year for the foreseeable future. Because of the seasonality of our business and other factors, results for any interim period are not necessarily indicative of the results that may be achieved for the full fiscal year.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(In thousands)
2003
Net sales	$76,733	$68,030	$203,888	$331,361	$680,012
Gross profit	40,641	35,821	104,822	158,860	340,144
Income (loss) from operations	(3,542)	(7,942)	52,581	68,361	109,458
Net income (loss)	(969)	(3,926)	33,404	44,166	72,675
Net income (loss) per common share:
Basic	$(0.02)	$(0.07)	$0.58	$0.75	$1.27
Diluted	$(0.02)	$(0.07)	$0.55	$0.72	$1.20

2002
Net sales	$57,980	$43,218	$182,127	$248,447	$531,772
Gross profit	27,278	20,941	95,056	126,766	270,041
Income (loss) from operations	(8,073)	(12,555)	44,378	47,601	71,351
Net income (loss)	(5,059)	(7,541)	26,683	29,361	43,444
Net income (loss) per common share:
Basic	$(0.15)	$(0.22)	$0.65	$0.59	$1.09
Diluted	$(0.15)	$(0.22)	$0.50	$0.50	$0.86

The amortization of capitalized content development has been reclassified from depreciation and amortization to cost of sales to conform with the presentation of the annual consolidated financial statements.

Liquidity and Capital Resources

LeapFrog’s primary sources of liquidity in 2003 and 2002 have been:

•	Financing activities: primarily proceeds from our initial public offering of Class A common stock in July 2002, and from exercise of stock options and employee stock purchase plan; and

•	Cash flows generated from operating activities primarily resulting from increased net income.

Prior to our IPO, we relied on our long term secured credit facility with Foothill Capital Corporation to fund our operations. On July 30, 2002, upon completion of our initial public offering we repaid the entire outstanding balance of $34.1 million under this credit facility. On October 28, 2002, we formally terminated this facility.

On December 31, 2002, we entered into a $30.0 million three year unsecured senior credit facility, with an option to increase the facility to $50.0 million, for working capital purposes. The agreement requires that we comply with certain financial covenants, including the maintenance of a minimum quick ratio on a quarterly basis and a minimum level of EBITDA on a rolling quarterly basis. We were in compliance with these covenants at December 31, 2003. The level of a certain financial ratio maintained by us determines interest rates on borrowings. The interest rate will be between prime and prime plus 0.25% or LIBOR plus 1.25% and LIBOR plus 2.00%. We had outstanding letters of credit of $0.3 million at December 31, 2003 and $1.4 million at December 31, 2002. At December 31, 2003, $29.7 million of unused borrowings were available to us.

We typically commit to inventory production, content development and advertising expenditures prior to the peak third and fourth quarter retail selling season. In addition, our accounts receivable balance typically peaks in the third and fourth quarters, and most of these accounts receivable are not due for payment until the fourth quarter or the subsequent year. As a result, cash flow from operating activities is strongest in the first and fourth quarters of the year.

Quarterly cash flow from operating activities were as follows:

	Cash Flow From Operating Activities
	2003 (1)	2002 (1)	2001 (1)
1st Qtr	$50.1	$40.7	$3.4
2nd Qtr	(1.4)	(1.5)	(16.2)
3rd Qtr	(34.0)	(34.0)	(22.2)
4th Qtr	12.1	17.3	(0.4)

Total	$26.8	$22.5	$(35.3)

(1)	In millions.

Operating activities

Net cash provided by operating activities was $26.8 million in 2003 compared to $22.5 million in 2002. Net cash used in operating activities was $35.3 million in 2001. The $4.3 million increase in net cash provided by operating activities from 2002 to 2003 was primarily due the following factors:

•	Our inventory balances increased at a lower rate from 2002 to 2003, an increase of $6.4 million, compared to $38.4 million from 2001 to 2002. Our inventory balances were adequate in supporting our sales growth in 2003, as reflected by the year-over-year sales growth in all our segments. We believe that our inventory is at an adequate level to support our continued growth in the first half of 2004.

•	The $29.2 million, or 67%, growth in net income also contributed to the improvement of net cash provided by operating activities. Net income increased primarily due to increased sales and operating expense leverage achieved in 2003 compared to 2002.

•	Increase in tax benefit from exercise of stock options of $34.2 million due to the increase in option exercises in 2003.

•	The higher receivable balances negatively impacted our cash flows from operations by $58.0 million from 2002 to 2003. Our days sales outstanding, or DSO, increased from 61.5 days at December 31, 2002 to 76.5 days at December 31, 2003. The DSO increase was primarily due to the timing of shipments, as a higher percentage of sales in 2003 were shipped later in the fourth quarter, pushing collection into early 2004. As of February 29, 2004, our account receivables balance, net of allowances, was approximately $87.0 million. We anticipate the collection of these receivables will positively impact our cash flow from operations in the first quarter of 2004. Our year-end allowances related to accounts receivable were $27.0 million at December 31, 2003, $16.4 million at December 31, 2002 and $9.9 million at December 31, 2001, primarily due to lower average selling prices resulting from discounts on our more matured platforms.

The net cash used in operating activities in 2001 of $35.3 million consisted primarily of the net income in 2001 of $9.7 million, and increases in the provision for allowances for accounts receivable of $16.0 million and income taxes payable of $9.6 million, offset by the increase in accounts receivable of $77.3 million.

Investing activities

Net cash used in investing activities was $59.0 million in 2003 compared to $17.6 million in 2002 and $14.6 million in 2001. The primary component of net cash used in investing activities for 2003 was net purchases of short-term investments of $40.4 million and $15.8 million in purchases of property and equipment. The primary components of the net cash used in investing activities for 2002 and 2001 were purchases of property and equipment of $14.8 million in 2002 and $13.6 million in 2001, used in the ordinary course of our business.

Financing activities

Net cash provided by financing activities was $30.6 million in 2003 compared to $57.5 million in 2002 and $52.8 million in 2001. The primary component of cash from financing activities in 2003 was proceeds received from the exercise of stock options and purchases of our common stock pursuant to our employee stock purchase plan. In 2001 and for part of 2002, we relied on our long-term secured credit facility with Foothill Capital Corporation and proceeds received from the issuance of Series A preferred stock to fund our operations. We repaid the entire amount of our outstanding long-term loan with Foothill from the proceeds from our initial public offering in 2002. The Series A preferred stock was converted to Class A common stock in November 2002.

We estimate that our capital expenditures for 2004 will be between $19.0 million and $24.0 million, as compared to $15.8 million in 2003, $14.8 million in 2002 and $13.6 million in 2001. The increase in our 2004 estimate over 2003 is primarily related to increased computers and software expenses, resulting from our continued growth, and increased manufacturing tool purchases for use in the production of our existing and new products.

We believe our current cash and short-term investments and anticipated cash flow from operations will be sufficient to meet our working capital and capital requirements through 2005.

Contractual Obligations

We conduct our corporate operations from leased facilities and lease some equipment under operating leases. Generally, these have initial lease periods of three to ten years and contain provisions for renewal options of five years at market rates. The following table summarizes our outstanding long-term contractual obligations at December 31, 2003.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(In thousands)
Operating Leases	$9,947	$4,284	$5,367	$296	$—
Royalty Guarantees	12,477	4,503	7,912	62	—

Total	$22,424	$8,787	$13,279	$358	$—

In January 2004, we and one of our subsidiaries entered into a ten-year technology license agreement with a foreign company to jointly develop and customize our respective technologies to be combined in a platform and related licensed products. The agreement calls for contractual payments by our subsidiary of $6.0 million in license fees payable in 2004 and $11.0 million in advance royalties payable in 2005. Additionally, there are $1.0 million of engineering fees payable subject to attainment of specific milestones.

Related Party Transactions

In 2000, we extended loans to four of our current executive officers for the purpose of purchasing stock from us and paying associated expenses. The loans were evidenced by full recourse promissory notes bearing interest at an annual rate of 6.62% and were due on the earlier of (1) December 31, 2006 or (2) ten days following the later of an initial public offering or the expiration of the applicable lock-up period. Each of these promissory notes was paid in full in January 2003.

As of March 1, 2004, Knowledge Universe and its affiliates beneficially owned 31,636,962 shares of our Class B common stock, which represents approximately 87% of the combined voting power of our Class A common stock and Class B common stock. For more information, see “Risk Factors That May Affect Our Results and Stock Price — Knowledge Universe, L.L.C., Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken, together control all stockholder voting power as well as our board of directors.”

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

In March 2001, we entered into an agreement with Knowledge Kids Network, in which Knowledge Kids Network, an affiliate of Knowledge Universe, agreed to develop content and provide technical services in connection with LeapPad interactive books. We incurred $122,000, $658,000 and $1,371,000 in 2003, 2002 and 2001, respectively, in expenses for services from Knowledge Kids Network.

Since 1998, we and certain other Knowledge Universe affiliates have filed combined state income tax returns in California and other states in which we have been deemed to constitute a “unitary” group of taxpayers under applicable state laws. Accordingly, we have not filed separate income tax returns or paid income taxes in those states, and those functions have been performed by another Knowledge Universe affiliate on behalf of all members of the group. In July 2002, we entered into a tax sharing agreement with Knowledge Universe, Inc., a Knowledge Universe affiliate, formalizing this arrangement. Under the agreement, Knowledge Universe, Inc. agreed to prepare and file combined income tax returns in the relevant states and to pay any income taxes the group may owe to such states, and we agreed to pay Knowledge Universe, Inc. a cash amount equal to what our income tax liability to the relevant states, reduced to reflect the lost tax benefit, if any, for state taxes paid on our federal tax return, would have been if we had been a stand-alone taxpayer. The liabilities computed under the tax sharing agreement were $0 in 2003, $2.7 million in 2002 and $79,000 in 2001. In March 2004, Knowledge Universe notified us that as of April 2003, we were no longer a “unitary” group of taxpayers due to Knowledge Universe no longer having voting control over us as of April 2003. We will be included in the combined state income tax returns filed by Knowledge Universe through April 2003. For all subsequent periods we will be filing our own state income tax returns.

The law firm of Maron & Sandler served as our primary outside general counsel from August 1997 through July 2002 and they continue to provide legal services to us. Maron & Sandler is the transfer agent for our Class B common stock. Stanley E. Maron, a member of our board of directors, is a partner of Maron & Sandler. In 2003, 2002 and 2001, we paid Maron & Sandler $5,000, $320,000 and $222,000, respectively, for legal services rendered to us. In addition, Mr. Maron and other attorneys of Maron & Sandler hold interests in an entity that holds non-voting units of a limited liability company that holds an equity interest in Knowledge Universe. These non-voting units amount to a less than 1% economic interest in Knowledge Universe.

In 2003, 2002 and 2001 we purchased software products and support services from Oracle Corporation totaling $569,000, $280,000 and $137,000, respectively. Lawrence J. Ellison, the Chairman and Chief Executive Officer of Oracle Corporation, may be deemed to have or share the power to direct the voting and disposition, and therefore to have beneficial ownership, of any shares of our capital stock owned directly or indirectly by Knowledge Universe. Jeffrey Berg, a member of our board of directors, serves on the board of directors of Oracle Corporation.

In March 2001, we sold 2,000,000 shares of our Series A preferred stock for aggregate consideration of $25 million to CSC LF Holdings, LLC, Publishing and Broadcasting International Ltd. and Windsor Digital Studio LLC. In connection with this sale, we entered into an Amended and Restated Stockholders Agreement with these purchasers, Knowledge Kids, L.L.C., an affiliate of Knowledge Universe, FrogPond, Michael C. Wood and Explore Technologies, a holder of our Class A common stock. In May 2003, the agreement was amended and restated to delete provisions that terminated as a result of our initial public offering and subsequent trading results of our Class A common stock, to clarify the transfer provisions set forth in the agreement and to accept and acknowledge the distribution of shares by certain stockholders that are a party to the agreement. Explore Holdings LLC and FrogPond LLC are not parties to this Fourth Amended and Restated Stockholders Agreement as neither entity held any of our common stock as of the date of the amended and restated agreement.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN 46. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued a revision to FIN 46, or FIN 46R. FIN 46R provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities to the first reporting period ending after March 15, 2004. We do not expect the adoption of FIN 46 to have a material impact on our financial position, cash flows or results of operations.

In November 2002, the Emerging Issues Task Force, or EITF, issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the delivered items have stand alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 was effective for revenue arrangements entered into after June 30, 2003. The application of EITF 00-21 did not have a material impact on our financial position, operating results or cash flows for the year ended December 31, 2003.

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

Sales of our platforms, related software and stand-alone products typically have grown in the periods following initial introduction, but we expect sales of specific products to decrease as they mature. The introduction of new products and the enhancement and extension of existing products, through the introduction of additional software or by other means, are critical to our future sales growth. The successful development of new products and the enhancement and extension of our current products will require us to anticipate the needs and preferences of consumers and educators and to forecast market and technological trends accurately. Consumer preferences, and particularly children’s preferences, are continuously changing and are difficult to predict. In addition, educational curricula change as states adopt new standards. The development of new interactive learning products requires high levels of innovation and this process can be lengthy and costly. To remain competitive, we must continue to develop enhancements of our NearTouch and other technologies successfully. In 2004, we intend to introduce a number of new platforms, stand-alone products and interactive books and other software for each of our three business segments. We cannot assure you that these or other future products will be introduced or, if introduced, will be successful. The failure to enhance and extend our existing products or to develop and introduce new products that achieve and sustain market acceptance and produce acceptable margins would harm our business and operating results.

Our business is seasonal, and therefore our annual operating results depend, in large part, on sales relating to the brief holiday season.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, causing the substantial majority of our sales to U.S. retailers to occur during the third and fourth quarters. In 2003, approximately 79% of our total net sales occurred during this period. This percentage of total sales may increase as retailers become more efficient in their control of inventory levels through just-in-time inventory management systems. Generally, retailers time their orders so that suppliers like us will fill the orders closer to the time of purchase by consumers, thereby reducing their need to maintain larger on-hand inventories throughout the year to meet demand. While these techniques reduce retailers’ investments in their inventory, they increase pressure on suppliers to fill orders promptly and shift a significant portion of inventory risk and carrying costs to suppliers like us. The logistics of supplying more product within shorter time periods will increase the risk that we fail to meet tight shipping schedules, which could damage our relationships with retailers, increase our shipping costs or cause sales opportunities to be delayed or lost. For example, in the second half of 2003, one of our largest retail customers changed its order pattern to occur later in the holiday season, which we believe delayed a significant portion of our net sales to this customer from the third quarter of 2003 to the fourth quarter of 2003. The seasonal pattern of sales in the retail channel requires significant use of our working capital to manufacture and carry inventory in anticipation of the holiday season, as well as early and accurate forecasting of holiday sales. Failure to predict accurately and respond appropriately to consumer demand on a timely basis to meet seasonal fluctuations, or any disruption of consumer buying habits during this key period, would harm our business and operating results.

We rely on a limited number of manufacturers, virtually all of which are located in China, to produce our finished products, and our reputation and operating results could be harmed if they fail to produce quality products in a timely manner and in sufficient quantities.

We outsource substantially all of our finished goods manufacturing to eight manufacturers, all of whom manufacture our products at facilities in the Guangdong province in the southeastern region of China. One of these manufacturers, Jetta Company Limited, was the sole manufacturer of all our LeapPad platforms in 2002. We depend on these manufacturers to produce sufficient volumes of our products in a timely fashion and at satisfactory quality levels. We generally allow retailers and distributors to return or receive credit for defective or damaged products. If our manufacturers fail to produce quality products on time and in sufficient quantities due to capital shortages, late payments from us, political instability, labor shortages, intellectual property disputes, natural disasters, energy shortages, terrorism or other disruptions to their businesses, our reputation and operating results would suffer. In addition, if our manufacturers decide to increase production for their other customers, they may be unable to manufacture sufficient quantities of our products and our business could be harmed.

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

Historically, our quarterly operating results have fluctuated significantly. For example, our net income (loss) for the first through fourth quarters of 2003 was $(1.0) million, $(3.9) million, $33.4 million and $44.2 million, respectively. Our net income (loss) for the first through fourth quarters of 2002 was $(5.1) million, $(7.5) million, $26.7 million and $29.4 million, respectively. We expect these fluctuations to continue for a number of reasons, including:

•	seasonal influences on our sales, such as the holiday shopping season and back-to-school purchasing;

•	unpredictable consumer preferences and spending trends;

•	the need to increase inventories in advance of our primary selling season;

•	timing of new product introductions;

•	general economic conditions;

•	the results of legal proceedings;

•	changes in our pricing policies, the pricing policies of our competitors and general pricing trends in consumer electronics and toy markets;

•	international sales volume and the mix of such sales among countries with similar or different holidays and school years than the United States;

•	the impact of strategic relationships;

•	the sales cycle to schools, which may be uneven depending on budget constraints, the timing of purchases and other seasonal influences; and

•	the timing of orders by our customers and our ability to fulfill those orders in a timely manner, or at all.

For example, FAO, Inc. filed for bankruptcy protection in December 2003 and KB Toys, Inc. filed for bankruptcy in January 2004. These and other retailers may elect to close a significant number of stores in 2004, and such actions would affect the timing and amounts of orders of our products from these retailers. In turn, the effects of any changes in orders from these retailers could have a material effect on our quarterly operating results, particularly in the first two quarters of the year, when our sales are generally much lower than in the second half of the year.

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

We currently rely, and expect to continue to rely, on our LeapPad family of platforms and related interactive books for a significant portion of our sales.

Our LeapPad, LeapPad Plus Writing and Quantum Pad platforms, each of which is based on our NearTouch technology, together with interactive books related to those platforms that are generally compatible with any of those platforms, accounted for an aggregate of approximately 47% of our net sales in 2003. Our My First LeapPad platform and My First LeapPad interactive books accounted for an aggregate of approximately 12% of our net sales in 2003. No other product line, together with any related software, accounted for more than approximately 10% of our net sales in 2003. A significant portion of our future sales will depend on the continued commercial success of our LeapPad, LeapPad Plus Writing, Quantum Pad platforms and compatible interactive books, and our My First LeapPad platforms and related interactive books. If the sales for our LeapPad, LeapPad Plus Writing, Quantum Pad and My First LeapPad platforms are below expected sales or if sales of their related interactive books do not grow as we anticipate, sales of our other products may not be able to compensate for these shortfalls and our overall sales would suffer.

Our business depends on three retailers that together accounted for approximately 68% of our net sales in 2003, and our dependence upon a small group of retailers may increase.

Wal-Mart (including Sam’s Club), Toys “R” Us and Target accounted in the aggregate for approximately 68% of our net sales in 2003. We expect that a small number of large retailers will continue to account for a significant majority of our sales and that our sales to these retailers may increase as a percentage of our total sales. At December 31, 2002, Wal-Mart (including Sam’s Club) accounted for approximately 33% of our accounts receivable and Toys “R” Us accounted for approximately 30% of our accounts receivable. If any of these retailers experience significant financial difficulty in the future or otherwise fail to satisfy their accounts payable, our allowance for doubtful accounts receivable could be insufficient. If any of these retailers reduce their purchases from us, change the terms on which we conduct business with them or experience a future downturn in their business, our business and operating results could be harmed.

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

We launched our SchoolHouse division in June 1999, and to date the division, which accounts for substantially all of the results of our Education and Training segment, has incurred cumulative losses. Although the division reported an operating profit for the second quarter of 2003, it incurred operating losses in the third and fourth quarters of 2003 and we anticipate that it may incur additional operating losses in the near term. Sales from our SchoolHouse division’s curriculum-based products will depend principally on broadening market acceptance of those products, which in turn depends on a number of factors, including:

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

If we cannot increase market acceptance of our SchoolHouse division’s supplemental educational products, including our LeapTrack assessment system introduced in Fall 2002, the division may not be able to achieve operating profits on a full-year basis and our future sales could suffer. As of December 31, 2001, we had capitalized $3.5 million of our content development costs relating to our SchoolHouse division. In 2002 we capitalized an additional $3.1 million. In 2003, we capitalized approximately $1.3 million. If the SchoolHouse division does not achieve operating profits, we may have to write off some or all of these capitalized costs, which could significantly harm our operating results.

Our planned expansion into additional international markets may not succeed and our future operating results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

We have limited experience with sales operations outside the United States. In 2000, we expanded beyond the use of international distributors to sell our products and started selling our products directly to retailers in the United Kingdom. We began selling directly to retailers in Canada in June 2002, to retailers in France in July 2002, and to retailers in Mexico in September 2003, and we plan to enter the German-speaking markets in Europe through our distributor, Stadlbauer Marketing + Vertrieb G.m.b.H., in the second half of 2004. We derived approximately 14% of our net sales from outside the United States in 2003 and 10% in 2002. We intend to increase our international sales through additional overseas offices to develop further our direct sales efforts, distributor relationships and strategic relationships with companies with operations outside of the United States, such as Benesse Corporation and Sega Toys in Japan. However, these and other efforts may not help increase sales of our products outside the United States. Our business is, and will increasingly be, subject to risks associated with conducting business internationally, including:

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

In the course of our business, we periodically receive claims of infringement or otherwise become aware of potentially relevant patents, copyrights, trademarks or other intellectual property rights held by other parties. Upon receipt of this type of communication, we evaluate the validity and applicability of allegations of infringement of intellectual property rights to determine whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies or trademarks or other proprietary matters in or on our products. Any dispute or litigation regarding patents, copyrights, trademarks or other intellectual property rights, regardless of its outcome, may be costly and time-consuming, and may divert our management and key personnel from our business operations. If we, our distributors or our manufacturers are adjudged to be infringing the intellectual property rights of any third party, we or they may be required to obtain a license to use those rights, which may not be obtainable on reasonable terms, if at all. We also may be subject to significant damages or injunctions against the development and sale of some or all of our products or against the use of a trademark in the sale of some or all of our products. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all the liability that could be imposed. We may presently be unaware of intellectual property rights of others that may cover some or all of our technology or products. We will continue to be subject to infringement claims as we increase the number and type of products we offer, as the number of products, services and competitors in our markets grow, as we enter new markets and as our products receive more attention and publicity. For additional discussion of litigation related to the protection of our intellectual property, see “Item 3. Legal Proceedings. — Learning Resources, Inc. v. LeapFrog Enterprises, Inc.” If we fail to be successful against these claims, it could require us to stop selling our LeapPad and other platforms and to pay damages.

Our intellectual property rights may not prevent our competitors from using our technologies or similar technologies to develop competing products, which could weaken our competitive position and harm our operating results.

Our success depends in large part on our proprietary technologies that are used in our learning platforms and related software, such as My First LeapPad, LeapPad, LeapPad Plus Writing, Quantum Pad and Leapster platforms, as well as our Explorer and Odyssey interactive globe series. We rely, and plan to continue to rely, on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. The contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our intellectual property or deter independent third-party development of similar technologies. For example, we are aware that products very similar to some of ours have been produced by others in China, and we are vigorously seeking to enforce our rights. However, we may not be able to enforce our intellectual property rights, if any, in China or other countries where such product may be manufactured or sold. Monitoring the unauthorized use of our intellectual property is costly, and any dispute or other litigation, regardless of outcome, may be costly and time-consuming and may divert our management and key personnel from our business operations. The steps we have taken may not prevent unauthorized use of our intellectual property, particularly in foreign countries where we do not hold patents or trademarks or where the laws may not protect our intellectual property as fully as in the United States. Some of our products and product features have limited intellectual property protection, and, as a consequence, we may not have the legal right to prevent others from reverse engineering or otherwise copying and using these features in competitive products. For additional discussion of litigation related to the protection of our intellectual property, see “Item 3. Legal Proceedings. — LeapFrog Enterprises, Inc. v. Fisher-Price, Inc.” If we fail to protect or to enforce our intellectual property rights successfully, our rights could be diminished and our competitive position could suffer, which could harm our operating results.

Outbreaks of health epidemics, such as Severe Acute Respiratory Syndrome, or SARS, and the so-called “Asian bird flu” may adversely impact our business or the operations of our contract manufacturers or our suppliers.

In the past, outbreaks of SARS have been significantly focused on Asia, particularly in Hong Kong, where we have an office, and in the Guangdong province of China, where almost all of our finished goods manufacturers are located. In addition, recent outbreaks of avian influenza, or “Asian bird flu” have occurred throughout Asia, including cases in Guangdong province.

The design, development and manufacture of our products could suffer if a significant number of our employees or the employees of our manufacturers or their suppliers contract SARS or Asian bird flu or otherwise are unable to fulfill their responsibilities or quarantine or other disease-mitigation measures disrupt operations. In the event of any significant outbreak, quarantine or other disruption, we may be unable to quickly identify or secure alternate suppliers or manufacturing facilities and our results of operations would be adversely affected.

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

We do not have long-term agreements with our major suppliers, and they may stop manufacturing our components at any time.

We presently order our products on a purchase order basis from our component suppliers, and we do not have long-term manufacturing agreements with any of them. The absence of long-term agreements means that, with little or no notice, our suppliers could refuse to manufacture some or all of our components, reduce the number of units of a component that they will manufacture or change the terms under which they manufacture our components. If our suppliers stop manufacturing our components, we may be unable to find alternative suppliers on a timely or cost-effective basis, if at all, which would harm our operating results. In addition, if any of our suppliers changes the terms under which they manufacture for us, our costs could increase and our profitability would suffer.

We depend on our suppliers for our components, and our production would be seriously harmed if these suppliers are not able to meet our demand and alternative sources are not available.

Some of the components used to make our products, including our ASICs, currently come from a single supplier. Additionally, the demand for some components such as liquid crystal displays, integrated circuits or other electronic components is volatile, which may lead to shortages. If our suppliers are unable to meet our demand for our components and if we are unable to obtain an alternative source or if the price available from our current suppliers or an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products would be seriously harmed and our operating results would suffer.

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

We have experienced, and in the future may experience, delays in releasing some models and versions of our products due to defects or errors in our products. Our products may contain errors or defects after commercial shipments have begun, which could result in the rejection of our products by our retailers, damage to our reputation, lost sales, diverted development resources and increased customer service and support costs and warranty claims, any of which could harm our business. Children could sustain injuries from our products, and we may be subject to claims or lawsuits resulting from such injuries. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. Moreover, we may be unable to retain adequate liability insurance in the future. We are subject to the Federal Hazardous Substances Act, the Flammable Fabrics Act, regulation by the Consumer Product Safety Commission, or CPSC, and other similar federal and state rules and regulatory authorities. Our products could be subject to involuntary recalls and other actions by such authorities. Concerns about potential liability may lead us to recall voluntarily selected products. In December 2000, the CPSC announced our voluntary repair program for the approximately 900,000 units of our Alphabet Pal product sold prior to that date. We had instituted the repair proceedings with the CPSC because we were concerned that the product could cause injury. Our costs in connection with the repair were approximately $1.1 million. Any recalls or post-manufacture repairs of our products could harm our reputation, increase our costs or reduce our net sales.

Our rapid growth has presented significant challenges to our management systems and resources, and we may experience difficulties managing our growth.

Since 2001, we have grown rapidly, both domestically and internationally. Our net sales have grown from $314.2 million in 2001 to $680.0 million in 2003. During this period, the number of different products we offered at retail also increased significantly, and we have opened offices in Canada, France, Macau and Mexico. At December 31, 2001, we had 438 full-time employees and at December 31, 2003, we had 869 full-time employees. In addition, we plan to hire a significant number of new employees in 2004. We are upgrading existing and implementing new operational software systems, including supply chain management systems. Further, we are planning on consolidating multiple third party distribution warehouses into a single distribution warehouse to handle our needs. This expansion has presented, and continues to present, significant challenges for our management systems and resources. If we fail to develop and maintain management systems and resources sufficient to keep pace with our planned growth, our operating results could suffer.

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

Holders of our Class A common stock will not be able to affect the outcome of any stockholder vote. Our Class A common stock entitles its holders to one vote per share, and our Class B common stock entitles its holders to ten votes per share on all matters submitted to a vote of our stockholders. As of December 31, 2003, Lawrence J. Ellison and entities controlled by him, Michael R. Milken, Lowell J. Milken, and Knowledge Universe (which is controlled by Messrs. Milken, Milken and Ellison) and its affiliates, or, collectively, the “KU Control Group,” in the aggregate beneficially owned approximately 27.9 million shares of our Class B common stock, which represents approximately 90.0% of the combined voting power of our Class A common stock and Class B common stock. As a result, the KU Control Group controls all stockholder voting power, including with respect to:

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

Four of our eleven directors are officers or directors of Knowledge Universe or its affiliates other than us. Our directors who are also officers or directors of Knowledge Universe or its other affiliates will have obligations to and interests in these companies as well as in us, and conflicts or potential conflicts of interest may result for these board members. Lawrence J. Ellison, Michael R. Milken and Lowell J. Milken formed Knowledge Universe to build, through a combination of internal development and acquisitions, leading companies in areas relating to education, technology and career management and the improvement of individual and corporate performance. Knowledge Universe has formed, invested in or acquired, and in the future may form, invest in or acquire, other businesses that are involved in these and related areas, which businesses may be operated under the control of Knowledge Universe independently of us. Conflicts of interest between Knowledge Universe and its controlling owners and other affiliates and us may arise, and such conflicts of interest may not be resolved in a manner favorable to us, including potential competitive business activities, corporate opportunities, indemnity arrangements, registration rights, sales or distributions by Knowledge Universe or its affiliates of our common stock and the exercise by Knowledge Universe and its controlling owners of their ability to control our management and affairs. Our certificate of incorporation does not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest, or to ensure that potential business opportunities that may become available to both Knowledge Universe or its other affiliates and us will be reserved for or made available to us. Pertinent provisions of law will govern any such matters if they arise.

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

As of December 31, 2003, there were outstanding under our equity incentive plans options to purchase a total of approximately 6.5 million shares of Class A common stock. Contemporaneous with our July 2002 initial public offering, we registered approximately 17.4 million shares of Class A common stock issuable under our equity incentive plans, which includes the shares issuable upon exercise of all of our options outstanding as of the date of our initial public offering as well as options to be granted in the future. To the extent we issue shares upon the exercise of any of these options, investors in our Class A common stock will experience additional dilution.

Sales of our shares could negatively affect the market price of our stock.

Sales of substantial amounts of shares in the public market could harm the market price of our Class A common stock. We had approximately 59.2 million shares of Class A common stock outstanding as of December 31, 2003, assuming the conversion of all outstanding Class B common stock into Class A common stock, and assuming no exercise of our then-outstanding options. A number of these 59.2 million shares are restricted securities as defined by Rule 144 adopted under the Securities Act of 1933, as amended, or the Securities Act. These shares may be sold in the public market only if registered or if they qualify for an exemption from registration under the Securities Act, including exemptions provided by Rules 144 and 701. We cannot predict the effect that future sales made under Rule 144, Rule 701 or otherwise will have on the market price of our Class A common stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We develop products in the United States and market our products primarily in North America and, to a lesser extent, in Europe and the rest of the world. We are billed by and pay our third-party manufacturers in U.S. dollars. Sales to our international customers are transacted primarily in the country’s local currency. As a result, our financial results could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. In 2003, we experienced a foreign currency exchange gain of approximately $2.0 million, as compared to a foreign currency exchange gain of approximately $1.0 million in 2002. Prior to 2002, exchange rate fluctuations had little impact on our operating results.

Beginning in the first quarter of 2004, we began managing our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements.

Cash equivalents and short term investments are presented at fair value on our balance sheets. We invest our excess cash in accordance with our investment policy. Any adverse changes in interest rates or securities prices may harm the valuation of our short term investments and operating results. At December 31, 2003 and December 31, 2002, our cash was invested primarily in municipal money market funds, short term fixed income municipal securities and auction preferred securities.

We are exposed to market risk from changes in interest rates on our outstanding bank debt. The level of a certain financial ratio maintained by us determines interest rates we pay on borrowings. The interest rate will be between prime and prime plus 0.25% or LIBOR plus 1.25% and LIBOR plus 2.00%. Prime rate is the rate publicly announced by Bank of America as its prime rate The interest cost of our bank debt is affected by changes in either prime rates or LIBOR. Any adverse changes could harm our operating results. We had no outstanding debt at December 31, 2003.

Item 8. Financial Statements and Supplementary Data.

See “Index to Consolidated Financial Statements” at page F-1 below.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of LeapFrog’s Disclosure Controls and Internal Controls

As of the end of the period covered by this annual report on Form 10-K, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” or “Disclosure Controls.” This evaluation, or “Controls Evaluation,” was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

CEO and CFO Certifications

Attached as exhibits to this annual report, there are “Certifications” of our CEO and the CFO required by Rule 13a-14(a) of the Securities Exchange Act of 1934, or the Rule 13a-14(a) Certifications. This Controls and Procedures section of the annual report includes the information concerning the Controls Evaluation referred to in the Rule 13a-14(a) Certifications and it should be read in conjunction with the Rule 13a-14(a) Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Control Over Financial Reporting

Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal control over financial reporting is a process designed by, or under the supervision of, an issuer’s principal executive and principal financial officers, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions

Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to our business is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive proxy statement relating to our 2004 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Form 10-K as our 2004 Proxy Statement, no later than April 29, 2004, and certain information to be included in this our 2004 Proxy Statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

The information regarding Directors and Executive Officers appearing under the heading “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2004 Proxy Statement is incorporated by reference. The information under the heading “Executive Officers of the Registrant” in Item 1 of this Form 10-K is also incorporated by reference in this section.

On February 9, 2004, our Board of Directors adopted the LeapFrog Finance Code of Ethics which applies to our Chief Executive Officer, Chief Financial Officer (who also serves as our Principal Accounting Officer) and each member of our finance team. The text of this code of ethics is posted on our web site located at www.leapfrog.com. To date, there have been no waivers under our Finance Code of Ethics. We will post any waivers, if and when granted, of our Finance Code of Ethics on our web site located at www.leapfrog.com.

Item 11. Executive Compensation

The information appearing under the headings “Compensation of Directors,” “Executive Compensation,” “Employment Agreements,” and “Compensation Committee Interlocks and Insider Participation” in the 2004 Proxy Statement is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in our 2004 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference.

See the information contained under the heading “Equity Compensation Plan Information” within Item 5 of this Form 10-K regarding shares authorized for issuance under equity compensation plans approved by stockholders and not approved by stockholders.

Item 13. Certain Relationships and Related Transactions

The information appearing in our 2004 Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information appearing in our 2004 Proxy Statement under the heading “Independent Auditor Fee Information” is incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) (1)	Financial Statements: See “Index to Consolidated Financial Statements” at page F-1 below.

(2)	Financial Statement Schedules: The following financial statement schedule is included as Appendix A of this report:

Valuation and Qualifying Accounts and Allowances

(3)	The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

(b)	The following reports on Form 8-K were furnished or filed by us during the last quarter of the period covered by this report on Form 10-K:

•	On October 21, 2003, we furnished a Form 8-K reporting under Item 12 that on October 21, 2003 we issued a press release regarding our financial results for the quarter ended September 30, 2003.

•	On December 5, 2003, we filed a Form 8-K reporting under Item 5 that on December 2, 2003 a class action complaint had been filed in the United States District Court for the Northern District of California alleging that we violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, by making certain alleged false and misleading statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAPFROG ENTERPRISES, INC.

By:	/s/ James P. Curley
James P. Curley, Chief Financial Officer

Date: March 10, 2004

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Thomas J. Kalinske and James P. Curley, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Thomas J. Kalinske Thomas J. Kalinske	Chief Executive Officer (Principal Executive Officer)	March 10, 2004

/s/ James P. Curley James P. Curley	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2004

/s/ Steven B. Fink Steven B. Fink	Chairman and Director	March 10, 2004

/s/ Michael C. Wood Michael C. Wood	Chief Creative and Vision Officer, Vice Chairman and Director	March 10, 2004

/s/ Paul A. Rioux Paul A. Rioux	Vice Chairman and Director	March 10, 2004

/s/ Jerome J. Perez Jerome J. Perez	President and Director	March 10, 2004

/s/ Jeffrey Berg Jeffrey Berg	Director	March 10, 2004

/s/ Stanley E. Maron Stanley E. Maron	Director	March 10, 2004

/s/ E. Stanton McKee E. Stanton McKee	Director	March 10, 2004

/s/ Barry Munitz Barry Munitz	Director	March 10, 2004

/s/ Stewart A. Resnick Stewart A. Resnick	Director	March 10, 2004

/s/ Sarina D. Simon Sarina D. Simon	Director	March 10, 2004

Appendix A

Schedule II - Valuation and Qualifying Accounts and Allowances

(In thousands)

	Balance at Beginning of Year	Additions Charged to Operations		Net Deductions		Balance at End of Year
Allowances for accounts receivable
Year ended December 31, 2001	$11,424	$16,008	(a)	$17,578	(b)	$9,854
Year ended December 31, 2002	9,854	24,043	(c)	17,509		16,388
Year ended December 31, 2003	16,388	40,165	(d)	29,573		26,980

Allowance for inventory
Year ended December 31, 2001	$2,956	$5,359	(e)	$1,969	(f)	$6,346
Year ended December 31, 2002	6,346	2,005		2,999		5,352
Year ended December 31, 2003	5,352	41	(g)	2,096		3,297

(a)	Increase in bad debt expense charged to operations in 2001 is due to the bankruptcy filing of Kmart, which led to $6,400 in bad debt expense, as well as increased sales and related returns.
(b)	Includes the write-off of $6,400 in accounts receivable from Kmart considered to be uncollectible, as well as other write-offs taken in the ordinary course of business.
(c)	Increase in expense charged to operations in 2002 due primarily to the increase in sales, and related returns from retailers, for 2002.
(d)	Increase in expense charged to operations in 2003 due primarily to the ratable increase in sales and higher promotional allowances given to major retailers for in-store promotions.
(e)	Increase in obsolescence, slow-moving and excess inventory provision charged to operations in 2001 is due to discontinued and slow-moving products. Our primary discontinued products included the previous versions of our globe and Internet connectivity products, which have been replaced by our new globe and Mind Station products, respectively. The total reserve taken for these two items was $2,824. The remaining provision was primarily for excess and slow-moving inventory. The estimates of the reserve necessary for excess and obsolete inventory is based on a review of inventories on hand compared to their estimated future usage and demand for products.
(f)	Increase in deductions in 2001 were primarily related to the write down of inventory in connection with obsolete product lines.
(g)	Decrease in obsolescence, slow-moving and excess inventory provision charged to operations in 2003 was primarily due to the fact that we did not have any discontinued products in 2003 and that reserves are adequate to cover all anticipated inventory risks.

LEAPFROG ENTERPRISES, INC.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors

LeapFrog Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of LeapFrog Enterprises, Inc. (the “Company”), as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LeapFrog Enterprises, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other indefinite lived intangible assets.

/s/    ERNST & YOUNG LLP

San Francisco, California

February 4, 2004

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$69,844	$70,827
Short term investments	42,759	2,500
Accounts receivable, net of allowances of $26,980 and $16,388 at December 31, 2003 and 2002, respectively	281,792	169,670
Inventories, net	90,897	84,460
Prepaid expenses and other current assets	8,370	4,065
Notes receivable due from related parties	—	595
Deferred income taxes	11,735	16,783

Total current assets	505,397	348,900

Property and equipment, net	20,547	20,239
Other assets	1,048	284
Investments in affiliates and related parties	—	200
Deferred income taxes	619	4,867
Intangible assets, net	25,048	23,192

Total assets	$552,659	$397,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86,161	$58,844
Accrued liabilities	44,634	40,533
Deferred revenue	1,417	3,006
Income taxes payable	4,729	21,832

Total current liabilities	136,941	124,215

Deferred rent and other long term liabilities	572	550
Deferred income taxes	—	4,119

Commitments and contingencies

Stockholders’ equity:
Class A common stock, par value $0.0001; 139,500 shares authorized; shares issued and outstanding: 31,273 and 15,700 at December 31, 2003 and 2002, respectively	3	2
Class B common stock, par value $0.0001; 40,500 shares authorized; 27,883 and 38,679 shares issued and outstanding at December 31, 2003 and 2002, respectively.	3	4
Additional paid-in capital	294,976	227,020
Deferred compensation	(2,492)	(4,922)
Notes receivable from stockholders	—	(2,624)
Accumulated other comprehensive income	828	165
Retained earnings	121,828	49,153

Total stockholders’ equity	415,146	268,798

Total liabilities and stockholders’ equity	$552,659	$397,682

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Net sales	$680,012	$531,772	$314,243
Cost of sales	339,868	261,731	169,598

Gross profit	340,144	270,041	144,645

Operating expenses:
Selling, general and administrative	91,619	80,915	55,519
Research and development	57,605	54,405	38,376
Advertising	73,765	56,722	30,124
Depreciation and amortization	7,697	6,648	4,191

Total operating expenses	230,686	198,690	128,210

Income from operations	109,458	71,351	16,435

Interest expense	(10)	(823)	(2,889)
Interest income	1,191	694	613
Other income, net	4,656	1,051	294

Income before provision for income taxes	115,295	72,273	14,453

Provision for income taxes	42,620	28,829	4,784

Net income	$72,675	$43,444	$9,669

Net income per common share:
Basic	$1.27	$1.09	$0.29
Diluted	$1.20	$0.86	$0.25

Shares used in calculating net income per common share:
Basic	57,246	39,695	33,449
Diluted	60,548	50,744	38,470

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Deferred Compensation	Notes Receivable from Stockholders	Accumu lated Other Comprehen- sive (Loss)/ Income	Retained Earnings (Accumulated Deficit)	Total Stockholder’s Equity
Balances at December 31, 2000	$—	$3	$(550)	$69,673	$(61)	$(3,255)	$(39)	$(3,960)	$61,811
Amortization of deferred compensation	—	—	—	—	681	—	—		681
Deferred compensation	—	—	—	3,250	(3,250)	—	—	—	—
Reversal of deferred compensation due to employee termination	—	—	—	(70)	70	—	—	—	—
Class A common stock issued in exchange for notes receivable (174 shares)	—	—	—	818	—	(818)	—	—	—
Issuance of stock options to nonemployees and notes receivable	—	—	—	637	—	—	—	—	637
Comprehensive income:
Net income	—	—	—	—	—	—	—	9,669	9,669
Cumulative translation adjustment	—	—	—	—	—	—	50	—	50

Total comprehensive income	—	—	—	—	—	—	—	—	9,719

Balances at December 31, 2001	—	3	(550)	74,308	(2,560)	(4,073)	11	5,709	72,848
Amortization of deferred compensation	—	—	—	—	1,752	—	—		1,752
Deferred compensation	—	—	—	5,034	(5,034)	—	—	—	—
Reversal of deferred compensation due to employee termination	—	—	—	(920)	920	—	—	—	—
Class A common stock issued upon exercise of stock options and warrants (470 shares)	1	—	—	1,821	—	—	—	—	1,822
Class A common stock issued in exchange for notes receivable (66 shares)	—	—	—	292	—	(292)	—	—	—
Public offering of Class A common stock, net of offering costs (9,960 shares)	1	—	—	115,115	—	—	—	—	115,116
Issuance of stock options to nonemployees and notes receivable	—	—	—	349	—	—	—	—	349
Warrants issued in exchange for services rendered	—	—	—	142	—	—	—	—	142
Conversion of stock appreciation rights to non-qualified stock options	—	—	—	2,382	—	—	—	—	2,382
Conversion of Series A preferred stock to Class A common stock (2,000 shares)	—	—	—	24,139	—	—	—	—	24,139
Class B common stock issued upon exercise of warrants (8,191 shares)	—	1	—	—	—	—	—	—	1
Tax benefit of stock option exercises	—	—	—	4,908	—	—	—	—	4,908
Repayments of notes receivable from stockholders	—	—	—	—	—	1,741	—	—	1,741
Retirement of treasury stock (232 shares)	—	—	550	(550)	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	43,444	43,444
Cumulative translation adjustment	—	—	—	—	—	—	154	—	154

Total comprehensive income	—	—	—	—	—	—	—	—	43,598

Balances at December 31, 2002	2	4	—	227,020	(4,922)	(2,624)	165	49,153	268,798
Amortization of deferred compensation	—	—	—	—	2,203	—	—		2,203
Deferred compensation	—	—	—	127	(127)	—	—	—	—
Reversal of deferred compensation due to employee termination	—	—	—	(354)	354	—	—	—	—
Repayments of notes receivable from stockholders	—	—	—	—	—	2,624	—	—	2,624
Class A common stock issued upon exercise of stock option and employee purchase plan (4,777 shares)	—	—	—	27,960	—	—	—	—	27,960
Issuance of stock options to nonemployees	—	—	—	1,093	—	—	—	—	1,093
Tax benefit of stock option exercises and other	—	—	—	39,130	—	—	—	—	39,130
Conversion of Class B to Class A shares (10,796 shares)	1	(1)	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	72,675	72,675
Cumulative translation adjustment	—	—	—	—	—	—	663	—	663

Total comprehensive income	—	—	—	—	—	—	—	—	73,338

Balances at December 31, 2003	$3	$3	$—	$294,976	$(2,492)	$—	$828	$121,828	$415,146

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Net income	$72,675	$43,444	$9,669
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	15,481	11,274	4,695
Amortization	1,144	630	1,081
Loss on disposal of property and equipment	21	176	256
Loss on sale of investment with related party	19	—	16
Provision for allowances for accounts receivable	40,165	25,178	16,008
Deferred income taxes	5,177	(11,263)	(5,068)
Deferred rent	22	305	223
Deferred revenue	(1,589)	756	2,013
Amortization of deferred compensation	2,203	1,752	681
Conversion of stock appreciation rights to non-statutory stock options	—	1,341	—
Stock option compensation related to nonemployees and non recourse notes receivable	1,093	349	637
Tax benefit from exercise of stock options and other	39,130	4,908	—
Amortization of investment premium	142	—	—
Other changes in operating assets and liabilities:
Accounts receivable	(152,287)	(79,349)	(77,309)
Inventories	(6,437)	(38,357)	(3,199)
Prepaid expenses and other current assets	(4,305)	(2,007)	(293)
Notes receivable due from related parties	595	94	(25)
Other assets	(764)	(136)	7
Accounts payable	27,317	24,433	1,247
Accrued liabilities	4,101	26,744	4,420
Income taxes payable	(17,103)	12,198	9,634

Net cash provided by (used in) operating activities	26,800	22,470	(35,307)

Investing activities:
Purchases of property and equipment	(15,810)	(14,832)	(13,593)
Purchase of intangible assets	(3,000)	(250)	(1,300)
Purchases of short term investments	(76,136)	(2,500)	—
Sale of short term investments	35,735	—	—
Sale of investment in related party	181	—	—
Investments in affiliates and related parties	—	—	284

Net cash used in investing activities	(59,030)	(17,582)	(14,609)

Financing activities:
Borrowings under credit agreement	—	182,000	313,032
Repayments under credit agreement	—	(243,163)	(279,245)
Repayments on notes payable to affiliates	—	—	(5,118)
Proceeds from the payment of notes receivable from stockholders	2,624	1,741	—
Proceeds from the issuance of common stock	—	115,116	—
Proceeds from the exercise of stock options and employee stock purchase plan	27,960	1,822	—
Proceeds from issuance of redeemable convertible Series A preferred stock, net of issuance costs	—	—	24,139

Net cash provided by financing activities	30,584	57,516	52,808

Effect of exchange rate changes on cash	663	154	50

Increase (decrease) in cash and cash equivalents	(983)	62,558	2,942
Cash and cash equivalents at beginning of year	70,827	8,269	5,327

Cash and cash equivalents at end of period	$69,844	$70,827	$8,269

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
Income taxes	$15,716	$23,476	$16
Interest	$—	$1,163	$2,810

Noncash investing and financing activities:
Common stock issued in exchange for notes receivable	$—	$292	$818
Issuance of warrant for services rendered and previously accrued	$—	$142	$—
Issuance of stock options related to conversion of stock appreciation rights	$—	$1,041	$—
Issuance of Class A common stock related to conversion of redeemable convertible Series A preferred stock	$—	$24,139	$—

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

1. Description of Business

LeapFrog Enterprises, Inc. (the “Company”), formerly known as Knowledge Kids Enterprises, Inc., is a designer, developer and marketer of technology-based educational products and related proprietary content, dedicated to making learning effective and engaging. The Company currently designs its products to help infants and toddlers through high school students learn age- and skill-appropriate subject matter, including phonics, reading, math, spelling, science, geography, history and music. The Company’s product line includes: (1) platforms, which are portable hardware devices, (2) content, such as books and cartridges, specifically designed for use with the Company’s platforms and (3) stand-alone educational products. The Company’s products are sold throughout the United States primarily by national and regional mass-market and specialty retailers, and, to a lesser extent into international markets and to U.S. schools.

The Company was a subsidiary of Knowledge Universe, L.L.C. until April 2003.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, primarily those organized in the United Kingdom, Canada, Macau (which includes Hong Kong), France and Mexico. Intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company recognizes revenue upon shipment of its products, provided that there are no significant post-delivery obligations to the customer and collection is reasonably assured. The Company provides for discounts, sales returns and allowances, including allowances for defective returns. Sales allowances may vary as a percentage of gross sales due to changes in the Company’s product mix, defective product allowances or other sales allowances. Sales returns and allowances were $88,450, $62,418 and $31,623 for the years ended December 31, 2003, 2002 and 2001, respectively. Actual amounts for returns and allowances may differ from the Company’s estimates and such differences could be material to the consolidated financial statements.

The revenue and related cost for the Company’s products whose sole purpose is Internet connectivity, principally the Mind Station connector, which has generally been packaged with other products, is recognized over a period of 12 to 18 months, based on an estimated period of use of the product. If the Company changes its estimate of the period of use, revisions to the revenue recognition may be required. At December 31, 2003 and 2002, the Company had deferred revenue of $1,416 and $3,006, respectively. In the year ended December 31, 2003 and 2002, revenue totaling $3,163 and $2,302, respectively, was recognized. No revenue was recognized in 2001.

Allowances for Accounts Receivable

The Company has established an allowance for uncollectible accounts based primarily on management’s evaluation of the customer’s financial condition, past collection history and aging of the accounts receivable balances.

The Company also provides for allowances related to returns, discounts and defective products. The Company records these allowances on product sales in the same period that the related revenues are recorded. The Company bases these estimates on historical sales returns, defective returns, analysis of credit memoranda and other known factors, as required.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Shipping and Handling Costs

Costs to ship merchandise from the Company’s warehouse facilities to customers are recorded in cost of goods sold.

Content and Video Capitalization and Amortization

The Company capitalizes certain external costs related to the content development of its books. Amortization of these costs begins when the respective book is initially released for sale and is then amortized over a three-year life using the sum of the years digits method. In the years ended December 31, 2003 and 2002, the Company capitalized $1,662 and $3,616, respectively, and amortized $3,604 and $1,991, respectively, of external content development costs. Capitalized content development is included in property and equipment, and the related amortization is included in cost of sales.

The Company capitalizes costs related to the production of home video in accordance with AICPA Statement of Accounting Position No. 00-2, “Accounting by Producers or Distributors of Film.” Video production costs are amortized based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources on an individual production basis. In the year ended December 31, 2003, the Company capitalized $1,015 and amortized $620 of video production costs. The Company had no video production cost in prior years. Capitalized video production cost is included in property and equipment, and the related amortization is included in cost of sales.

Advertising Expense

Production costs of commercials and programming are expensed when the production is first aired. The costs of advertising, in-store displays and promotion programs are expensed as incurred. Advertising costs associated with cooperative advertising are accrued as the related revenue is recognized.

Translation of Foreign Currencies

Assets, liabilities and operations of the Company’s United Kingdom, Hong Kong, France and Mexico subsidiaries are recorded based on their functional currency. When included in these consolidated financial statements, the assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average of the monthly exchange rates that were in effect during the year. The resulting translation adjustments are included as a separate component of equity. Foreign currency transaction gains and losses are included in income as incurred. In the year ended December 31, 2003 and 2002, respectively, transaction gains included in other income totaled $2,776 and $987, respectively. In 2001, transaction gain/loss was immaterial.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market funds, and highly liquid short-term fixed income municipal securities with an original maturity of 90 days or less.

Short-Term Investments

Short-term investments consist primarily of fixed income municipal securities and auction preferred securities with maturities of one year or less. The Company classifies all short-term investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a component of stockholders’ equity. The cost of securities sold is based on the specific identification method.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

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

The Company capitalizes website development costs in accordance with Emerging Issues Task Force (“EITF”) No. 00-02, “Accounting for Website Development Costs.” The costs capitalized included those to develop or acquire and customize code for web applications, costs to develop HTML web pages or develop templates and costs to create initial graphics for the website that included the design or layout of each page. These costs are amortized on a straight-line basis over two years. For the years ended December 31, 2003 and 2002, the Company amortized $2,083 and $3,037, respectively, of website development costs. At December 31, 2003, all capitalized website development costs were fully amortized.

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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 specifies the criteria that intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires, among other things, that the assembled workforce be reclassified to goodwill and that goodwill (including the assembled workforce) and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with SFAS No. 142. The Company adopted the provisions of SFAS 141 immediately and SFAS 142 effective January 1, 2002. Accordingly, $19,500 in goodwill is no longer being amortized.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Stock-based compensation arrangements to nonemployees are accounted for in accordance with SFAS 123 and EITF No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” using a fair value approach. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

For purposes of disclosures pursuant to SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the estimated fair value of options is amortized over the options’ vesting period. The following table illustrates the effect on net income (loss) and net income (loss) per common share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Net income as reported	$72,675	$43,444	$9,669
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	$1,389	$1,053	$456
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(6,100)	(4,027)	(1,497)

Pro forma net income	$67,964	$40,470	$8,628

Pro forma net income per common share:
Basic	$1.19	$1.02	$0.26

Diluted	$1.13	$0.80	$0.22

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model for options granted after January 1, 2002 and the minimum value option pricing model was used for options granted prior to January 1, 2002. The following weighted average assumptions were used:

	Year Ended December 31,
	2003	2002	2001
Expected life (years)	4.0	4.0	4.0
Risk-free interest rate	2.5%	4.4%	4.3%
Volatility factor	68.7%	70.0%	70.0%
Dividend yield	0%	0%	0%

The minimum value option-pricing model is similar to the Black-Scholes option valuation model which was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable, except that it excludes the factor of volatility. In addition, option valuation models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The weighted-average fair value of options granted, which is the value assigned to the options under this disclosure policy for December 31, 2003, 2002 and 2001 was $15.66, $7.33 and $0.78 per share, respectively.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Impairment of Long-Lived Assets Other Than Goodwill

Long-lived assets, other than Goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of assets is measured by comparison of the carrying amount of the asset to the net undiscounted future cash flows expected to be generated from the asset. If the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets’ carrying value is adjusted to fair value. The Company regularly evaluates its long-lived assets for indicators of possible impairment. To date, no impairment has been recorded.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued a revision to FIN46, (“FIN 46R”). FIN 46R provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities to the first reporting period ending after March 15, 2004. We do not expect the adoption of FIN 46 to have a material impact on our financial position, cash flows or results of operations.

In November 2002, the EITF issued EITF 00-21, Revenue Arrangements with Multiple Deliverables, which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the delivered items have stand alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 was effective for revenue arrangements entered into after June 30, 2003. The application of EITF 00-21 did not have a material impact to our financial position, operating results or cash flows for the year ended December 31, 2003.

3. Fair Value of Financial Instruments

At December 31, 2003 and 2002, the respective carrying values of the Company’s financial instruments, including cash and cash equivalents, short-term investments, receivables, accounts payable and accrued liabilities, approximated their fair values.

4. Short-Term Investments

Available-for-sale securities consisted of the following:

	December 31,
	2003	2002
Municipal bonds	$13,509	$—
Auction preferred securities	8,550	—
Corporate auction preferred securities	20,700	2,500

Total	$42,759	$2,500

At December 31, 2003 and 2002, the carrying value of these securities approximated the fair value and had maturities of less than one year.

5. Inventories

Inventories consisted of the following:

	December 31,
	2003	2002
Raw Materials	$27,911	$17,007
Finished Goods	62,986	67,453

Inventories, net	$90,897	$84,460

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

6. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2003	2002
Tooling, cards, dies, and plates	$15,903	$11,372
Computers and software	14,363	8,210
Equipment, furniture and fixtures	3,756	2,795
Leasehold improvements	1,817	1,604
Capitalized content development	10,298	8,636
Capitalized website costs	6,267	6,267
Capitalized video costs	1,015	—
Displays	602	602

	54,021	39,486
Less: accumulated depreciation	(33,474)	(19,247)

Property and equipment, net	$20,547	$20,239

7. Intangible Assets

	December 31,
	2003	2002
Trademarks, patents and other intangibles	$8,058	$5,058
Less accumulated amortization	(2,559)	(1,415)

	5,499	3,643

Goodwill	19,549	19,549

Intangible assets, net	$25,048	$23,192

The Company adopted SFAS 142 on January 1, 2002. The Company ceased amortizing goodwill and other indefinite-lived intangible assets on January 1, 2002. The amortization expense and adjusted net income for the three years ended December 31, 2003 is as follows:

	Year Ended December 31,
	2003	2002	2001
Net income as reported	$72,675	$43,444	$9,669
Add back amortization, net of tax	—	—	502

Adjusted net income	$72,675	$43,444	$10,171

Adjusted net income per common share – basic	$1.27	$1.09	$0.30

Adjusted net income per common share – diluted	$1.20	$0.86	$0.26

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Amortization expense related to other intangible assets was $1,144, $630 and $260 for the years ended December 31, 2003, 2002, and 2001, respectively. The estimated future amortization expense related to these intangible assets is as follows:

Year Ended December 31,
2004	$1,244
2005	1,091
2006	1,034
2007	817
2008	317
Thereafter	996

$5,499

8. Investments in Affiliate and Related Parties

In 2000, the Company entered into a partnership agreement with an employee of the Company for the purchase of real estate to be used as the executive’s primary residence. Under the terms of the agreement, the Company invested $200, and in exchange was entitled to participate in any potential gains and losses attributable to the property. In September 2003, the Company transferred 100% of its interest in the partnership to the employee in exchange for a payment of $181. Accordingly, the Company recorded a loss of $19 in 2003. The Company has no remaining rights or obligations under the partnership agreement.

9. Related Party Transactions

In 2000, the Company extended loans to four of its executive officers for the purpose of purchasing stock from the Company and paying associated expenses. See Note 18 (Notes Receivable From Stockholders).

In August 1999, the Company purchased a 19.9% ownership interest in Knowledge Kids Media Group, Inc., an affiliate of Knowledge Universe, for $2,000. Knowledge Universe indirectly owns 80.1% of Knowledge Kids Media Group. Knowledge Kids Media Group owns substantially all of the voting power of Knowledge Kids Network, Inc. Sarina D. Simon, a member of the Company’s board of directors, is Chief Executive Officer of Knowledge Kids Media Group and Knowledge Kids Network. In 1999 and 2000, the Company wrote off its entire investment in Knowledge Kids Media Group. The Company has no obligation to provide funds to Knowledge Kids Media Group, Inc.

In March 2001, the Company entered into an agreement with Knowledge Kids Network, in which Knowledge Kids Network agreed to develop content and provide technical services in connection with LeapPad interactive books. The Company incurred $122, $658 and $1,371 in 2003, 2002 and 2001, respectively, in expenses for services from Knowledge Kids Network. The Company had $0 and $5 recorded in accounts payable to Knowledge Kids Network at December 31, 2003 and 2002, respectively.

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

The Company committed to lend Ubiquity up to $5,000 pursuant to the terms of a three-year promissory note. The Company was obligated to fund the losses of Ubiquity and was the sole source of financing in 2000 for Ubiquity. In February 2001, Ubiquity discontinued its efforts to pursue uses of the technology outside of educational toys. In consideration of, among other things, Knowledge Kids, L.L.C. being released from any commitment to invest in NT(2) or Ubiquity, Knowledge Kids executed a quitclaim effective as of January 2001, by which it abandoned and quitclaimed to the Company all of Knowledge Kids’ title and interest in and to NT(2) and Ubiquity. Since Knowledge Kids was the only other entity that held equity interests in NT(2) or Ubiquity, NT(2) became a wholly owned subsidiary of the Company and Ubiquity became an indirect wholly owned subsidiary of the Company upon the execution of the quitclaim by Knowledge Kids. As the Company provided the financing for the development efforts of Ubiquity, the amount funded in 2001 was $1,913 and was classified as research and development in the accompanying statement of operations. No funding was made in 2003 or 2002.

The law firm of Maron & Sandler has served as the Company’s primary outside general counsel from August 1997 through July 2002 and they continue to provide legal services to the Company. Maron & Sandler is the transfer agent for the Company’s Class B common stock. Stanley E. Maron, the Company’s assistant secretary and a member of the Board, is a partner of Maron & Sandler. In 2003, 2002 and 2001, the Company paid Maron & Sandler $6, $320 and $222, respectively, for legal services

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

rendered to the Company. In addition, Mr. Maron and other attorneys of Maron & Sandler hold interests in an entity that holds non-voting units of a limited liability company that holds an equity interest in Knowledge Universe. These non-voting units amount to a less than 1% economic interest in Knowledge Universe.

In 2003, 2002 and 2001 the Company purchased software products and support services from Oracle Corporation totaling $569, $280 and $137, respectively. Lawrence J. Ellison, the Chairman and Chief Executive Officer of Oracle Corporation, may be deemed to have or share the power to direct the voting and disposition, and therefore to have beneficial ownership, of any shares of the Company’s capital stock owned directly or indirectly by Knowledge Universe. Jeffrey Berg, a director of the Company, is a member of Oracle Corporation’s board of directors.

Affinity Squared, Inc., an affiliate of Knowledge Universe, provides health and welfare plan administration services to us. In 2003, 2002 and 2001, $201, $267 and $414, respectively, was incurred by us for services provided by Affinity Squared, Inc. Accounts payable to Affinity Squared, Inc. was $14, $26 and $0 at December 31, 2003, 2002 and 2001, respectively.

In March 2001, the Company sold 2,000 shares of its Series A preferred stock for an aggregate consideration of $25,000 to CSC LF Holdings, LLC, Publishing and Broadcasting International Ltd. and Windsor Digital Studio LLC. In connection with this sale, the Company entered into an Amended and Restated Stockholders Agreement with these purchasers, Knowledge Kids, L.L.C., an affiliate of Knowledge Universe, FrogPond, Michael C. Wood, the Company’s President and Chief Executive Officer, and Explore Technologies. This agreement was amended and restated in July 2002 and May 2003.

Also, see Note 14 (Income Taxes) for a discussion of a tax sharing agreement between the Company and Knowledge Universe, Inc.

10. Accrued Liabilities

	December 31,
	2003	2002
Cooperative advertising	$16,243	$15,037
Royalties and commission payable	8,437	5,587
Accrued inventory related costs	6,954	3,372
Accrued compensation and benefits	5,273	4,701
Sales and VAT tax payable	963	1,339
Legal fees and settlement costs	538	5,562
Other	6,226	4,935

	$44,634	$40,533

11. Borrowings Under Credit Agreements and Long-Term Debt

On July 30, 2002, upon completion of our initial public offering the Company repaid the entire outstanding balance of $34,100 owing under our long term secured credit facility with Foothill Capital Corporation. On October 28, 2002, the Company formally terminated this facility.

On December 31, 2002 the Company entered into a $30,000 three year unsecured senior credit facility with a financial institution, with an option to increase the facility to $50,000. The agreement requires the Company to comply with certain financial covenants, including the maintenance of a minimum quick ratio on a quarterly basis and a minimum level of EBITDA on a rolling quarterly basis. The Company was in compliance with these covenants at December 31, 2003. The level of a certain financial ratio maintained by the Company determines interest rates on borrowings. The interest rate will be between prime and prime plus 0.25% or LIBOR plus 1.25% and LIBOR plus 2.00%.

There was no outstanding balance at December 31, 2003 and 2002. At December 31, 2003 and 2002, the Company had outstanding letters of credit of $300 and $1,350, respectively. At December 31, 2003, $29,700 of unused borrowings were available to the Company.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

12. License Agreements

The Company licenses certain of its content from third parties under exclusive and nonexclusive agreements, which permit the Company to utilize characters, stories, illustrations and/or trade names throughout specified geographic territories. The total amount of royalty expense related to these license agreements was $12,628, $6,463 and $1,223 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company had $7,290 and $3,949 in accrued royalties at December 31, 2003 and 2002, respectively. See Note 21 (Commitments and Contingencies).

13. Concentrations of Credit Risk and Certain Other Risks

Financial instruments that subject the Company to concentrations of credit risk include cash equivalents, short-term investments and trade receivables. Cash and cash equivalents consist principally of cash, money market funds, short-term fixed income municipal securities. Short-term investments consist principally of fixed income municipal securities` and auction preferred securities. These instruments are short-term in nature and bear minimal risk. To date, the Company has not experienced any material losses on cash equivalents or short-term investments.

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

Off-Shore Manufacturing

Since the Company does not have its own manufacturing facilities, it is dependent on close working relationships with its contract manufacturers for the supply and quality of its products and the computer chips contained in these products. The Company expects to continue to use a limited number of contract manufacturers and fabricators, most of which are located in China, and, accordingly, will continue to be highly dependent upon sources outside the Company for timely production. Given the highly seasonal nature of the Company’s business, any unusual delays or quality control problems could have a material adverse effect on the Company’s operating results and financial condition. The Company’s top three vendors supplied a total of 48%, 58% and 53% of the Company’s products in 2003, 2002 and 2001, respectively; Jetta Company Limited, located in China, supplied 32%, 45% and 35%, respectively.

Customer Concentration

A limited number of customers historically have accounted for a substantial portion of the Company’s net sales. The significant customers and the relative percentage of net sales for these customers are approximately as follows:

	Year ended December 31,
	2003	2002	2001
Wal-Mart	31%	30%	30%
Toys “R” Us	25	28	28
Target	12	11	10
Kmart	4	6	10

Total	72%	75%	78%

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Wal-Mart, Toys “R” Us and Target accounted for 35%, 26% and 12%, respectively, of gross accounts receivable at December 31, 2003. At December 31, 2002, Wal-Mart, Toys “R” Us and Target accounted for 33%, 30% and 14%, respectively, of gross accounts receivable.

14. Income Taxes

For financial reporting purposes, income before taxes includes the following components:

	Year ended December 31,
	2003	2002	2001
Pre-tax income:
United States	$110,586	$64,189	$14,989
Foreign	4,709	8,084	(536)

Total	$115,295	$72,273	$14,453

The income tax provision recognized in the consolidated statements of operations consists of the following:

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$31,129	$31,505	$8,251
State	3,746	5,834	1,601
International	2,534	2,753	—

	37,409	40,092	9,852

Deferred:
Federal	4,824	(10,130)	(3,660)
State	505	(1,133)	(110)
International	(118)	—	—
Valuation allowance	—	—	(1,298)

	5,211	(11,263)	(5,068)

Provision for income taxes	$42,620	$28,829	$4,784

While the Company believes that its tax return positions are supportable, the tax provision includes sufficient accruals for possible future assessments that may result from the examination of prior year’s tax returns. The amounts ultimately paid on any possible future assessments may differ from the amounts accrued.

Tax benefits of $37,100 related to employee stock options were credited directly to Stockholders’ equity.

The components of the Company’s deferred taxes are as follows:

	December 31
	2003	2002
Deferred tax assets:
Inventory and other reserves	$10,272	$12,856
Equity in affiliates	—	698
Depreciation	227	1,118
Amortization of intangibles	392	—
Other	1,463	3,928

	12,354	18,600

Deferred tax liabilities:
Amortization of intangibles	—	(1,069)

Net deferred tax assets	$12,354	$17,531

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

As of December 31, 2003 and 2002, the Company had net deferred tax assets of $12,354 and $17,531, respectively. SFAS Statement 109, “Accounting for Income Taxes,” states that a valuation allowance must be recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management has determined that the Company is more likely than not to realize its entire deferred tax asset. Therefore, no valuation allowance has been established for 2003 or 2002.

The differences between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% for 2003, 2002 and 2001 were as follows:

	Year Ended December 31,
	2003	2002	2001
Income tax at the statutory rate	$40,353	$25,295	$5,059
State income taxes	4,798	2,632	703
Nondeductible items	180	108	111
R&D credit	(4,808)	—	—
Valuation allowance	—	—	(1,298)
Other	2,097	794	209

Income tax provision	$42,620	$28,829	$4,784

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $10,800 at December 31, 2003. The earnings are considered to be permanently reinvested and no deferred U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income tax in the approximate amount of $1,700.

For federal income tax purposes, the Company files a separate federal income tax return. However, due to its status as part of a related taxpayer controlled group with Knowledge Universe, Inc., the Company joined in the filing of several unitary/combined state tax returns with the Knowledge Universe, Inc. group for part of 2003 and in prior years. Beginning on April 30, 2003, the Company is no longer part of a related taxpayer controlled group of Knowledge Universe, Inc.

In July 2002, the Company entered into a tax sharing agreement with Knowledge Universe, Inc, with respect to certain state tax matters. In accordance with the agreement, the Company pays Knowledge Universe, Inc. amounts equal to what its liability would have been if it had been a stand-alone taxpayer. During 2003, payments totaling $3,590 were made to Knowledge Universe, Inc. pursuant to the tax sharing agreement for the 2002, 2001 and prior tax years. The liabilities computed under the tax sharing agreement for 2003, 2002, and 2001 were, $0, $2,701 and $79, respectively.

15. Redeemable Convertible Series A Preferred Stock

In March 2001, the Company issued 2,000 shares of Series A preferred stock at $12.50 per share for total proceeds of $24,139, net of issuance costs of $861.

In November 2002, all outstanding shares of our Series A preferred stock automatically converted into our Class A common stock on a one-for-one basis. Accordingly, 2,000 shares of our Series A preferred stock were converted into 2,000 shares of our Class A common stock.

16. Stockholders’ Equity

Common Stock

The Company is authorized to issue 180,000 shares of common stock at a $0.0001 par value per share, of which 139,500 shares are designated as Class A common stock and 40,500 shares are designated as Class B common stock.

Conversion

Each holder of Class B common stock shall have the right to convert each share of Class B common stock into one share of Class A common stock.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

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

Initial Public Offering

In July 2002, the Company raised $115,100, after offering expenses and underwriters’ commissions, in its initial public offering of 9,960 shares of its Class A common stock at a price to the public of $13.00 per share. The Company used $34,100 of the net proceeds to repay the entire balance outstanding under its revolving credit facility in July 2002.

Conversion of Stock Appreciation Rights

Prior to its initial public offering, the Company granted stock appreciation rights under its Amended and Restated Employee Equity Participation Plan,

In February 2002, the Company converted 338 stock appreciation rights into options to purchase an aggregate of 338 shares of Class A common stock. The Company recognized approximately $820 in expense through February, 2002 related to the vested portion of these rights. Deferred compensation of $868 related to the unvested portion will be amortized to expense through the third quarter of 2005 as the options vest. To the extent any of the unvested options are forfeited, the actual expense recognized could be lower than currently anticipated. Concurrent with the initial public offering, the Company stopped granting stock appreciation rights under the Employee Equity Participation Plan.

In July 2002, the Company converted 1,586 stock appreciation rights into options to purchase an aggregate of 1,586 shares of Class A common stock. The expense related to the conversion of the vested stock appreciation rights was $1,562 through July 2002 based on vested rights with respect to 192 shares of Class A common stock outstanding as of July 25, 2002 at the Company’s initial public offering price of $13 per share. The Company’s deferred compensation expense in connection with the conversion of 1,311 unvested stock appreciation rights held by employees, options to purchase 1,311 shares of Class A common stock, was $4,033 The Company will recognize this expense over the remaining vesting period of the options into which the unvested rights are converted. Deferred compensation related to the unvested portion will be amortized to expense as the options vest.

Stock Option Plans

The Company, with the approval of its stockholders and directors, began the granting of options to employees, directors and consultants in 1997. The Company adopted a Stock Option Plan (the “Plan”) in March 1999, which covered the conditions of options previously granted. Under the Plan, employees, outside directors and consultants are able to participate in the Company’s future performance through awards of incentive stock options and nonqualified stock options. The number of shares reserved and available for grant and issuance pursuant to the Plan is 15,000 shares.

In May 2002, the Board of Directors adopted the 2002 Equity Incentive Plan, which amends and restates the Plan. An additional 1,500 shares of Class A common stock have been reserved bringing the total issuable under the Equity Incentive Plan to 16,500. The Company’s stockholders approved the 2002 Equity Incentive Plan in July 2002. Each stock option is exercisable pursuant to the vesting schedule set forth in the stock option agreement granting such stock option. Unless a different period is provided for by the Board or a stock option agreement, each stock option is generally exercisable for a period of ten years from the date of grant. No stock option shall be exercisable after the expiration of its option term. Any incentive stock option granted to any

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

owners of 10% or more of the total combined voting power of the Company may be exercised only until December 31, 2002. The exercise price of the option shall be 100% of the fair market value of a share of Class A common stock on the date the stock option is granted, provided that the option price of an incentive stock option granted to any owner of 10% or more of the total combined voting power of the Company shall be 110% of such fair market value. The aggregate fair market value of Class A common stock with respect to which incentive stock options are exercisable by an optionee during any calendar year shall not exceed $100.

In July 2002, the Board of Directors adopted, and the Company’s stockholders approved, the 2002 Non-Employee Directors’ Stock Option Plan (“NED Plan”), under which 750 shares of Class A Common Stock have been reserved. The NED Plan provides for the following grants to be made to Non- Employee Directors without further action of the Company’s Board of Directors: (1) an option to purchase 25 shares of Class A common stock upon their initial appointment or election to the Board (2) an option to purchase 10 shares of Class A common stock shall be granted annually on July 1, commencing in 2003, to all existing Non-Employee Directors. Shares will be prorated based on annual service time. Each stock option is exercisable for a period of ten years from the date of grant, no stock option shall be exercisable after the expiration of its option term, the exercise price of the option shall be 100% of the fair market value of a share of Class A common stock on the date the stock option is granted, and options shall vest ratably over a thirty six month period.

A summary of the activity under the stock option plans is as follows.

		Optioned Class A Shares
	Reserved but Unoptioned Shares	Number of Shares	Price per Share	Weighted- Average Exercise Price
Balances, December 31, 2000	4,038	4,581	2.37-7.50	4.51
Options granted	(3,723)	3,723	5.00-7.50	5.00
Options exercised	—	(174)	2.37-5.00	4.72
Options canceled	862	(862)	2.37-5.00	4.99

Balances, December 31, 2001	1,177	7,268	2.37-7.50	4.72
Increase in options reserved	7,250	—
Options granted	(4,041)	4,041	5.00-19.71	10.41
Options exercised	—	(529)	2.37-10.00	3.99
Options canceled	583	(583)	2.37-19.71	5.32

Balances, December 31, 2002	4,969	10,197	2.37-19.71	6.96
Options granted	(1,170)	1,170	20.60-44.60	29.56
Options exercised	—	(4,621)	2.37-24.69	5.59
Options canceled	277	(277)	5.00-24.69	9.30

Balances, December 31, 2003	4,076	6,469	$2.37-44.60	$11.84

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2003:

Class A Options Outstanding				Class A Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 2.37	97	3.00	$2.37	97	$2.37
5.00	2,446	7.07	5.00	1,697	5.00
6.25 – 7.50	453	6.25	6.95	295	6.93
10.00	1,066	8.08	10.00	359	10.00
12.50	1,141	8.22	12.50	355	12.50
19.71 – 30.30	932	9.21	24.88	71	20.51
31.40 – 44.60	334	9.76	38.64	12	35.27

$ 2.37 – 44.60	6,469	7.77	$11.84	2,886	$7.16

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The number of Class A options exercisable at December 31, 2002 and 2001, were 5,158 shares and 3,142, respectively.

During the years ended December 31, 2003, 2002 and 2001, the Company granted options to consultants to purchase 14, 125 and 165 shares of Class A common stock at average exercise prices of $21.77, $9.89 and $5.00 per share, respectively. These options were granted in exchange for consulting services performed. The Company determined the fair value of these options using the Black-Scholes valuation model. Compensation expense related to options to consultants was $1,093, $349 and $420 for the years ended December 31, 2003, 2002 and 2001, respectively. Included in the 125 options granted to consultants in 2002 are 40 options issued in connection with the conversion of stock appreciation rights that were originally issued in prior years. Excluding these converted rights, 85 options at an average price of $12.20 were issued to consultants in 2002.

During the years ended December 31, 2003, 2002 and 2001, in connection with the grant of certain stock options to employees, the Company recorded deferred stock compensation for financial statement reporting purposes of $127, $5,034 and $3,250, respectively. Deferred stock compensation is included as a component of stockholders’ equity and is being amortized to expense on a straight-line basis over the vesting periods of the options. The Company recorded $2,203, $1,752 and $681 of stock-based compensation for the years ended December 31, 2003, 2002 and 2001, respectively.

Employee Stock Purchase Plan

In July 2002, the Company’s stockholders adopted the 2002 Employee Stock Purchase Plan, under which 2,000 shares of Class A common stock have been reserved. In the year ended December 31, 2003, 156 shares were issued under this plan. No shares were issued prior to 2003.

Shares Reserved For Future Issuance

The following table summarizes the number of shares of Class A common stock that are reserved for future issuance at December 31, 2003.

Class A
Options available and outstanding	10,545
Shares issuable under the Employee Stock Purchase Plan	1,844
Conversion of Class B Common Stock	27,883

40,272

17. Warrants

On July 21, 1998, the Board of Directors approved a dividend to be declared and paid to its then current stockholders of Class B common stock. The dividend was in the form of five-year warrants, terminating on July 20, 2003, to purchase an aggregate of 10,000 shares of Class B common stock of the Company for $5.00 per share. One warrant was issued to Knowledge Kids, L.L.C. for the purchase of 8,200 shares of Class B common stock. Another warrant was issued to FrogPond, LLC for the purchase of 1,800 shares of Class B common stock. At the time of the dividend, Knowledge Kids owned approximately 79% of the equity interests and approximately 82% of the voting power of the Company, and FrogPond owned approximately 17% of the equity interest and approximately 18% of the voting power of the Company. Knowledge Kids is an indirect, wholly owned subsidiary of Knowledge Universe. FrogPond owns the shares that were issued as consideration for the assets of LeapFrog RBT, LLC at the time that the Company acquired the assets of LeapFrog RBT in September 1997.

On November 8, 2002, Knowledge Kids, L.L.C. exercised such warrant through the surrender of 1,483 shares of previously-owned Class B common stock, the aggregate value of which was the total $41,000 exercise price in accordance with the terms of the warrant. As a result, Knowledge Kids acquired 6,717 additional shares of the Company’s Class B common stock on a net basis.

Also on November 8, 2002, FrogPond, LLC exercised such warrant by canceling a portion of the warrant equal in value to the total $9,000 exercise price in accordance with the terms of the warrant. As a result, FrogPond received 1,474 shares of Class B common stock on a net basis.

In March 2002, in connection with recruiting services rendered, the Company issued a warrant to purchase 20 shares of

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Class A common stock at an exercise price of $10.00 per share. The Company accounted for the fair value of the warrants of approximately $142 as an increase to additional paid in capital with a corresponding reduction of accrued expenses. The fair value of the warrant, which was expensed in 2001, was estimated using the Black-Scholes valuation model.

On July 29, 2002 such warrant was exercised through a cashless exercise, in accordance with the terms of the warrant, and 7 shares of Class A common stock were issued.

There were no warrants outstanding as of December 31, 2003.

18. Notes Receivable From Stockholders

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

19. Equity Participation Plan

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

In 2002, all existing, unexercised rights under the Equity Plan were converted into non-qualified stock options, and the plan was terminated in July 2002. At December 31, 2003 and 2002, there were no rights outstanding.

The Company recognized $0, $1,341 and $1,265 of compensation expense in connection with the Equity Plan for the years ended 2003, 2002 and 2001, respectively.

20. Net Income Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share (“SFAS 128”), which requires the presentation of basic net income (loss) per common share and diluted net income (loss) per common share. Basic net income (loss) per common share excludes any dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted net income (loss) per share.

	Year Ended December 31,
	2003	2002	2001
Numerator:
Net income	$72,675	$43,444	$9,669

Denominator:
Class A and B - weighted average shares	57,246	39,695	33,554
Less: weighted average shares of unvested stock	—	—	(105)

Denominator for net income per Class A and B share – basic	57,246	39,695	33,449
Effect of dilutive securities:
Employee stock options	3,302	3,359	1,144
Unvested stock	—	—	66
Warrants	—	5,909	2,260
Convertible preferred stock	—	1,781	1,551

Denominator for diluted net income per Class A and B share—adjusted weighted average shares and assumed conversions	60,548	50,744	38,470

Net income per Class A and B:
Basic	$1.27	$1.09	$0.29
Diluted	$1.20	$0.86	$0.25

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

21. Commitments and Contingencies

The Company leases office and warehouse space under noncancelable operating leases having initial terms in excess of one year and expiring in various years between 2004 and 2008. The Company also has several noncancelable office equipment leases with initial terms in excess of one year and which expire in various years between 2004 and 2008, certain leases contain rent escalation clauses. Generally, these have initial lease periods of three to ten years, and contain provisions for renewal options of five years at market rates. Rent expense for the years ended December 31, 2003, 2002 and 2001 was $3,656, $2,772 and $2,083, respectively. The Company is also obligated to pay certain minimum royalties in connection with license agreements to which the Company is a party.

Future minimum annual payments under the Company’s commitments for the years ended December 31 are:

Year	Commitments
2004	$8,787
2005	8,291
2006	4,988
2007	354
2008	4

Total	$22,424

Legal Proceedings

Various claims and lawsuits involving patent and trademark infringement are pending against the Company. The Company intends to defend these suits vigorously.

Publications International, Ltd. v. LeapFrog Enterprises, Inc.

In May 2001, Publications International, Ltd., or PIL, filed a lawsuit against the Company in federal court in Illinois alleging that the Company was infringing PIL’s alleged common law, or unregistered, trademark LEAP FROG for children’s books. PIL’s complaint sought unspecified monetary damages, injunctive relief and cancellation of the company’s U.S. trademark registration for LEAPFROG for coloring books, children’s books, children’s activity books and educational books. The Company had counter-sued PIL for infringement by PIL of three of the Company’s federally registered LEAPFROG trademarks, including one that it had acquired in 1996 from another company. In February 2003, we entered into a settlement agreement and release of claims with PIL. As a result of the settlement, we acquired PIL’s rights to the designation LEAP FROG and LEAP FROG design trademark, and the lawsuit against us in federal court in Illinois alleging that we infringed PIL’s alleged common law, or unregistered, trademark LEAP FROG for children’s book was dismissed with prejudice.

General Creation LLC, et al. v. LeapFrog Enterprises, Inc. et al.

In January 2002, General Creation LLC filed a lawsuit against the Company and against Knowledge Universe in federal district court in Virginia alleging that by making, using, importing and selling reading toys, the Company was infringing United States Patent No. 5,795,213. General Creation sought unspecified monetary damages, including triple damages based on its allegation of willful infringement, attorneys’ fees and injunctive relief. The Company joined Knowledge Universe in filing a motion to dismiss based on lack of personal jurisdiction over Knowledge Universe, or in the alternative, to transfer the suit to a federal district court in California. In response, General Creation filed a motion to dismiss Knowledge Universe and an opposition to the Company’s motion to dismiss or transfer the suit. Knowledge Universe was subsequently dismissed as a party to the lawsuit. The Company filed an answer and counterclaim seeking declaratory relief that the patent was invalid, unenforceable and not infringing. In May 2003, we entered into a confidential settlement agreement and release of all claims with General Creation, and filed a joint motion in federal district court in Virginia seeking dismissal with prejudice of all of the claims and counterclaims in the patent lawsuit.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Technology Innovations, LLC v. LeapFrog Enterprises, Inc.

In July 2002, Technology Innovations, LLC filed a complaint against the Company in the western federal district court of New York alleging that the Company infringed, and induced others to infringe, United States Patent No. 5,517,407, which it purported to own, by manufacturing, using, offering for sale and/or selling our LeapPad, LeapPad Pro and My First LeapPad platforms and other unspecified products. Technology Innovations sought unspecified monetary damages, including triple damages based on its allegation of willful infringement, an accounting for all profits received by us from the sale of allegedly infringing products, attorneys’ fees and injunctive relief. In August 2002, Technology Innovations filed an amended complaint adding seven defendants to the complaint: Knowledge Universe, LLC; F.A.O., Inc.; KBToys, Inc.; Staples, Inc.; Target Corporations; Toys “R” Us, Inc.; and Wal-Mart Stores, Inc. In September 2003, we, our co-defendants and Technology Innovations entered into a confidential settlement agreement relating to Technology Innovation’s complaint. The case was dismissed by the federal district court for the Western District of New York in September 2003.

LeapFrog Enterprises, Inc. v. Franklin Electronic Publishers, Inc.

In April 2002, based in part on assertions by Franklin Electronic Publishers, Inc. that a number of the Company’s products, infringed, contributorily infringed or induced infringement of United States Patent No. 5,203,705, issued to Franklin, the Company filed a lawsuit against Franklin in federal district court in California seeking declaratory relief that the patent was invalid, unenforceable and not infringing. In July 2002, Franklin filed a complaint against the Company and one of its finished goods manufacturers with the U.S. International Trade Commission, or ITC, requesting an investigation into whether the importation, distribution and sale of a number of the Company’s products directly infringed, induced infringement or contributorily infringed one or more claims of Franklin’s patent. In November 2002, the ITC granted Franklin Electronic Publishers, Inc.’s motion to withdraw its complaint and terminate the associated investigation. In February 2003, we entered into a settlement agreement and release of all claims with Franklin, and the northern federal district court of California granted the joint motion by Franklin and LeapFrog to dismiss with prejudice all of the claims and counterclaims in the patent lawsuit that alleged we had willfully infringed, actively induced infringement of and contributorily infringed Franklin’s United States Patent No. 5,203,705 patent by making, using, selling and offering for sale a number of our products.

LeapFrog Enterprises, Inc. v. Fisher-Price, Inc.

In October 2003, we filed a complaint in the federal district court of Delaware against Fisher-Price, Inc. alleging that Fisher Price’s PowerTouch learning system violates United States Patent No. 5,813,861. In January 2004, we served Fisher-Price with the complaint. We are seeking damages and injunctive relief.

Learning Resources, Inc. v. LeapFrog Enterprises, Inc.

In November 2003, Learning Resources filed a complaint against us in federal district court in Illinois alleging that our trademark PRETEND & LEARN infringes on its trademark PRETEND & PLAY. Learning Resources seeks unspecified monetary damages and injunctive relief. We believe that we have meritorious defenses to Learning Resources claims and intend to vigorously defend ourselves.

Securities Class Action Litigations and Shareholder Derivative Suit

In December 2003, four securities class action lawsuits alleging, among other things, securities fraud were filed against us in federal district court in the Northern District of California on behalf of purchasers of our class A common stock. The class actions are Miller v. LeapFrog Enterprises, Inc., et al., Weil v. LeapFrog Enterprises, Inc., et al., Abrams v. LeapFrog Enterprises, Inc., et al., and Ornelas v. LeapFrog Enterprises, Inc., et al. In January 2004, the court issued a notice of related case as to the four class actions. We anticipate that all four securities class actions will be consolidated into one action. In December 2003, a shareholder derivative suit, Santos v. Mike Wood, et al., was filed against us in the superior court of California for Alameda County alleging, among other things, that our directors and officers breached their fiduciary duty to the company. We believe that we have meritorious defenses to the allegations contained in the four class action complaints and the shareholder derivative complaint and intend to vigorously defend ourselves. We do not believe that the lawsuits will have a material effect on our financial position, results of operations or cash flows, however, there can be no assurance as to the ultimate disposition of the lawsuits.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

22. Defined Contribution Plan

The Company participates in a defined contribution plan sponsored by Knowledge Universe, Inc. under Section 401(k) of the Internal Revenue Code. The 401(k) plan is elective and provides for the Company to match 25% of employee contributions up to 4% of the participant’s compensation. The matching contributions are fully vested at the time the contribution is made.

Total expense to the Company related to this plan was $238, $169 and $114 in 2003, 2002 and 2001, respectively.

23. Segment Reporting

The Company’s reportable segments include U.S. Consumer, Education and Training and International.

The U.S. Consumer segment includes the design, production and marketing of electronic educational toys and books, sold primarily through the retail channels. The Education and Training segment includes the design, production and marketing of educational books and toys sold primarily to school systems. For the International segment, the Company designs, markets and sells products in non-U.S. markets.

The accounting policies of the segments are the same as those described in Note 2 of these notes to consolidated financial statements.

	Net Sales	Income (Loss) from Operations	Total Assets
2003
U.S. Consumer	$545,976	$83,209	$485,158
Education and Training	37,469	(194)	7,870
International	96,567	26,443	59,631

Total	$680,012	$109,458	$552,659

2002
U.S. Consumer	$458,048	$72,692	$354,874
Education and Training	20,138	(9,042)	6,602
International	53,586	7,701	36,206

Total	$531,772	$71,351	$397,682

2001
U.S. Consumer	$289,115	$21,755	$211,276
Education and Training	8,806	(6,681)	3,492
International	16,322	1,361	7,205

Total	$314,243	$16,435	$221,973

24. Quarterly Financials — Unaudited

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
2003
Net sales	$76,733	$68,030	$203,888	$331,361	$680,012
Gross profit	40,641	35,821	104,822	158,860	340,144
Income (loss) from operations	(3,542)	(7,942)	52,581	68,361	109,458
Net income (loss)	(969)	(3,926)	33,404	44,166	72,675

Net income (loss) per common share -
Basic	$(0.02)	$(0.07)	$0.58	$0.75	$1.27
Diluted	$(0.02)	$(0.07)	$0.55	$0.72	$1.20

2002
Net sales	$57,980	$43,218	$182,127	$248,447	$531,772
Gross profit	27,278	20,941	95,056	126,766	270,041
Income (loss) from operations	(8,073)	(12,555)	44,378	47,601	71,351
Net income (loss)	(5,059)	(7,541)	26,683	29,361	43,444
Net income (loss) per common share -
Basic	$(0.15)	$(0.22)	$0.65	$0.59	$1.09
Diluted	$(0.15)	$(0.22)	$0.50	$0.50	$0.86

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Certain amounts have been reclassified to conform to the presentation in the current year annual financial statements.

25. Subsequent Events (unaudited)

In January 2004, the Company and one of its subsidiaries entered into a technology license agreement with a foreign company to jointly develop and customize our respective technologies to be combined in a platform and related licensed products. The agreement calls for contractual payments of $17,000 in license fees and advance royalties. Additionally, there are $1,000 of engineering fees payable, subject to attainment of specific milestones.

EXHIBIT INDEX

3.03	*	Amended and Restated Certificate of Incorporation.

3.04	*	Amended and Restated Bylaws.

4.01	*	Form of Specimen Class A Common Stock Certificate.

4.02	**	Fourth Amended and Restated Stockholders Agreement, dated May 30, 2003, among LeapFrog and the investors named therein.

10.01	*	Form of Indemnification Agreement entered into by the Company with each of its directors and each of its officers named as an officer in the Company’s Registration Statement on Form S-1, as amended, filed with the SEC.

10.02	*	Net Lease, dated November 14, 2000, between Hollis Street Investors, LLC and LeapFrog, as amended.

10.03	*	Standard Lease Agreement, dated January 15, 2002, between Knowles Los Gatos, LLC and LeapFrog.

10.04	*	Amended and Restated Stock Option Plan.

10.05	*	Amended and Restated Employee Equity Participation Plan.

10.06	* †	2002 Equity Incentive Plan.

10.07	* †	Form of Stock Option Agreement under the 2002 Equity Incentive Plan.

10.08	* †	2002 Non-Employee Directors’ Stock Option Plan.

10.09	* †	Form of Nonstatutory Stock Option Agreement under the 2002 Non-Employee Directors’ Stock Option Plan.

10.10	* †	2002 Employee Stock Purchase Plan.

10.11	* †	Form of Offering under the 2002 Employee Stock Purchase Plan.

10.12	* †	Amended and Restated Employment Agreement, dated effective as of January 1, 2002, between Michael C. Wood and LeapFrog.

10.13	* †	Employment Agreement, dated as of April 1, 2002, between Thomas J. Kalinske and LeapFrog.

10.14	* †	Employment Agreement, effective as of April 1, 2002, between Paul Rioux and LeapFrog, as amended.

10.15		Employment Agreement, effective as of November 1, 2003, between Timothy Bender and LeapFrog.

10.22	*	Tax Sharing Agreement dated as of July 3, 2002, between Knowledge Universe, Inc. and LeapFrog.

10.26	(a)	Business Loan Agreement, dated December 31, 2002, between Bank of America, N.A. and LeapFrog.

10.27	(b)	Employment Agreement with G. Frederick Forsyth, dated August 4, 2003.

10.28		Employment Agreement, effective as of February 10, 2004, between Jerome Perez and LeapFrog.

21.01		List of Subsidiaries.

23.01		Consent of Ernst & Young LLP, Independent Auditors.

24.01		Power of Attorney (See signature page to this Form 10-K).

31.01		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01		Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the same numbered exhibit previously filed with the company’s registration statement on Form S-1 (SEC File No. 333-86898)
**	Incorporated by reference to the same numbered exhibit previously filed with the company’s report on Form 10-Q filed on August 12, 2003 (SEC File No. 001-31396)
(a)	Incorporated by reference to the same numbered exhibit previously filed with the company’s report on Form 10-K filed on March 28, 2003 (SEC File No. 001-31396)
(b)	Incorporated by reference to the exhibit number 10.01 filed with the company’s report on Form 10-Q filed on November 10, 2003 (SEC File No. 001-31396)
†	Compensation plans or arrangements in which directors or executive officers are eligible to participate or participate.