Form 10-Q
period 2004-03-31
LEAPFROG ENTERPRISES INC
filed 2004-05-10
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of Class A common stock, par value $0.0001, and Class B common stock, par value $0.0001, outstanding as of April 30, 2004, was 31,684,384 and 27,881,497, respectively.

Part I

Financial Information

		Page

Item 1.	Financial Statements and Notes (Unaudited)
	Consolidated Balance Sheets at March 31, 2004, March 31, 2003 and December 31, 2003	1
	Consolidated Statements of Operations for the Three Months Ended March 31, 2004 and 2003	2
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003	3
	Notes to Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Disclosure Controls and Procedures	26

Part II
Other Information
		Page

Item 1.	Legal Proceedings	28
Item 6.	Exhibits and Reports on Form 8-K	28

Signatures
Exhibit Index

i

PART 1.

FINANCIAL INFORMATION

Item 1.	Financial Statements

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,		December 31, 2003
	2004	2003
	(Unaudited)		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$126,545	$107,807	$69,844
Short term investments	74,124	20,211	42,759
Restricted cash	8,418	—	—
Accounts receivable, net of allowances of $14,526, $9,388 and $26,980 at March 31, 2004 and 2003 and December 31, 2003, respectively	69,170	57,989	281,792
Inventories, net	115,063	81,872	90,897
Prepaid expenses and other current assets	8,821	6,923	8,370
Deferred income taxes	18,774	9,671	11,735

Total current assets	420,915	284,473	505,397
Property and equipment, net	20,923	20,541	20,547
Investments in affiliates and related parties	—	200	—
Deferred income taxes	553	10,573	619
Intangible assets	30,555	26,031	25,048
Other assets	6,318	132	1,048

Total assets	$479,264	$341,950	$552,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,607	$23,237	$86,161
Accrued liabilities	26,294	21,201	44,634
Deferred revenue	240	2,186	1,417
Income taxes payable	3,069	—	4,729

Total current liabilities	68,210	46,624	136,941
Deferred rent and other long term liabilities	540	573	572
Deferred income taxes	31	3,344	—
Commitments and contingencies
Stockholders’ equity:
Class A common stock, par value $0.0001; 139,500 shares authorized; shares issued and outstanding: 31,651, 22,119 and 31,273 at March 31, 2004 and 2003 and December 31, 2003, respectively.	3	2	3
Class B common stock, par value $0.0001; 40,500 shares authorized; shares issued and outstanding: 27,883, 33,990 and 27,883 at March 31, 2004 and 2003 and December 31, 2003, respectively.	3	3	3
Additional paid-in capital	301,654	247,413	294,976
Deferred compensation	(1,965)	(4,301)	(2,492)
Accumulated other comprehensive income	783	108	828
Retained earnings	110,005	48,184	121,828

Total stockholders’ equity	410,483	291,409	415,146

Total liabilities and stockholders’ equity	$479,264	$341,950	$552,659

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net sales	$71,632	$76,733
Cost of sales	39,684	36,092

Gross profit	31,948	40,641
Operating expenses:
Selling, general and administrative	26,769	21,521
Research and development	13,946	14,404
Advertising	8,686	6,355
Depreciation and amortization	1,793	1,903

Total operating expenses	51,194	44,183

Loss from operations	(19,246)	(3,542)
Interest expense	(1)	(3)
Interest income	397	326
Other income	863	1,604

Loss before benefit for income taxes	(17,987)	(1,615)
Benefit for income taxes	(6,164)	(646)

Net loss	$(11,823)	$(969)

Net loss per common share - basic and diluted	$(0.20)	$(0.02)

Shares used in calculating net loss per common share - basic and diluted	59,373	55,162

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net loss	$(11,823)	$(969)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,755	3,706
Amortization	493	161
Provision for allowances for accounts receivable	7,333	3,173
Deferred income taxes	(6,942)	631
Deferred rent	(32)	23
Deferred revenue	(1,177)	(820)
Amortization of deferred compensation	481	557
Stock option compensation related to nonemployees	135	220
Tax benefit from exercise of stock options	3,179	11,194
Amortization of bond premium	50	(18)
Other changes in operating assets and liabilities:
Accounts receivable	205,289	108,508
Inventories	(24,166)	2,588
Prepaid expenses and other current assets	(451)	(2,539)
Notes receivable due from related parties	—	276
Other assets	(270)	152
Accounts payable	(47,554)	(35,606)
Accrued liabilities	(18,340)	(19,332)
Income taxes payable	(1,660)	(21,832)

Net cash provided by operating activities	108,300	50,073
Investing activities:
Purchases of property and equipment	(4,131)	(4,009)
Purchase of intangible assets	(6,000)	(3,000)
Purchases of short term investments	(60,854)	(20,193)
Sale of short term investments	16,021	—

Net cash used in investing activities	(54,964)	(27,202)
Financing activities:
Proceeds from the payment of notes receivable from stockholders	—	2,624
Proceeds from the exercise of stock options and employee stock purchase plan	3,410	9,042

Net cash provided by financing activities	3,410	11,666
Effect of exchange rate changes on cash	(45)	(57)

Increase in cash and cash equivalents	56,701	34,480
Cash and cash equivalents at beginning of period	69,844	73,327

Cash and cash equivalents at end of period	$126,545	$107,807

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$—	$12,746
Amount payable related to technology license	4,000	—

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

The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial information included herein should be read in conjunction with the Company’s consolidated financial statements and related notes in its 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004 (SEC File No. 001-31396).

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

For purposes of disclosures pursuant to SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the estimated fair value of options is amortized over the options’ vesting periods. The following table illustrates the effect on net loss and net loss per common share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended March 31,
	2004	2003
Net loss as reported	$(11,823)	$(969)
Add: Stock based employee compensation expense included in reported net loss, net of related tax effects	316	334
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,106)	(1,122)

Pro forma net loss	$(13,613)	$(1,757)

Net loss per common share as reported	$(0.20)	$(0.02)

Pro forma net loss per common share - basic and diluted	$(0.23)	$(0.03)

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

(Unaudited)

3.	Cash and Cash Equivalents

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

5.	Restricted Cash

Restricted cash at March 31, 2004 consists of cash used to collateralize irrevocable standby letters of credit to several of our inventory manufacturers and one technology partner. The standby letters of credit guarantee performance of the obligations of certain of our foreign subsidiaries to pay for trade payables and contractual obligations of up to $13,400 and are fully secured by cash deposits with the issuer. Of the $13,400 in outstanding letters of credit, $8,400 expires in December 2004 and $5,000 expires in December 2005. The cash collateral related to the $8,400 is classified in “restricted cash” and the cash collateral related to the $5,000 is included in “other assets (long term)” in our balance sheet.

6.	Inventories

Inventories consist of the following:

	March 31,
	2004	2003	December 31, 2003
Raw materials	$35,333	$18,795	$27,911
Work in process	2,667	—	—
Finished goods	77,063	63,077	62,986

Inventories, net	$115,063	$81,872	$90,897

7.	License Acquisition

In January 2004, the Company entered into a ten-year technology license agreement with a technology company to jointly develop and customize our respective technologies to be combined in a platform and related licensed products. The agreement calls for contractual payments of $6,000 in license fees, payable in 2004. The $6,000 license fee is included in intangible assets on the balance sheet and will be amortized to expense over the life of the contract.

8.	Comprehensive Loss

Comprehensive income (loss) is comprised of net loss and currency translation adjustment.

	Three Months Ended March 31,
	2004	2003
Net loss	$(11,823)	$(969)
Currency translation adjustment	(45)	(57)

Comprehensive loss	$(11,868)	$(1,026)

9.	Derivative Financial Instruments

The Company transacts business in various foreign currencies, primarily in the British Pound, Canadian Dollar and European currency or Euros. In order to protect itself against reductions in the value and volatility of future cash flows caused by changes in currency exchange rates, the Company implemented a foreign exchange hedging program for

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

(Unaudited)

its transaction exposure on January 9, 2004. The program utilizes foreign exchange forward contracts to hedge foreign currency exposures of underlying non-functional currency monetary assets and liabilities that are subject to remeasurement. The exposures are primarily generated through intercompany sales in foreign currencies. The hedging program reduces, but does always eliminate, the impact of currency exchange rate movements that are due to remeasurement of balance sheet items.

The Company does not use forward exchange hedging contracts for speculative or trading purposes. All forward contracts are carried on the balance sheet as assets or liabilities and the contract’s corresponding gains and losses are recognized in “Other income (expense)” on the Income Statement immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged.

The Company realized a net gain of $863 related to its foreign currency exposure and hedging contracts. This is the sole component of other income for the quarter ended March 31, 2004. Prior to the inception of the hedging program, a net gain of $1,070 was generated by the appreciation of foreign currencies. Subsequent to the implementation of the program, the Company recorded a net loss of $207, which includes an expense of $151 for forward points paid on the hedging contracts.

At March 31, 2004, the Company had outstanding foreign exchange forward contracts, all with maturities of less than three months, to purchase and sell approximately $25,300 in foreign currencies, including in British Pounds, Canadian Dollars and Euros. At March 31, 2004, the fair value of these contracts was not significant. The counterparties to these contracts are substantial and creditworthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts are not considered to be material. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no assurances that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations.

10.	Net Loss Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share (“SFAS 128”), which requires the presentation of basic net income (loss) per common share and diluted net income (loss) per common share. Basic net income (loss) per common share excludes any dilutive effects of options, warrants and convertible securities.

If the Company had reported net income for the three months ended March 31, 2004 and 2003, the calculation of diluted net income per share also would have included 2,157 and 3,834 of common equivalent shares related to outstanding stock option for 2004 and 2003, respectively.

11.	Segment Reporting

The Company’s reportable segments include U.S. Consumer, International and Education and Training.

The U.S. Consumer segment includes the design, production and marketing of electronic educational toys and books, sold primarily through U.S. retail channels. In the International segment, the Company designs, markets and sells products in non-U.S. markets. The Education and Training segment includes the SchoolHouse division, which designs, produces and markets educational instructional materials sold primarily to K-12 school systems.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

(Unaudited)

	Net Sales	Income (Loss) from Operations
Three Months Ended March 31, 2004
U.S. Consumer	$46,498	$(19,821)
International	16,024	701
Education and Training	9,110	(126)

Total	$71,632	$(19,246)

Three Months Ended March 31, 2003
U.S. Consumer	$59,664	$(2,670)
International	11,131	1,136
Education and Training	5,938	(2,008)

Total	$76,733	$(3,542)

Total Assets	March 31, 2004	March 31, 2003	December 31, 2003
U.S. Consumer	$434,773	$296,696	$489,285
International	41,281	39,554	59,631
Education and Training	3,210	5,700	3,743

Total	$479,264	$341,950	$552,659

13.	Legal Proceedings

In October 2003, the Company filed a complaint in the federal district court of Delaware against Fisher-Price, Inc. alleging that Fisher Price’s PowerTouch learning system violates United States Patent No. 5,813,861. In January 2004, the Company served Fisher-Price with the complaint. The Company is seeking damages and injunctive relief. In April 2004, the federal district court of Delaware set a trial date of May 16, 2005 for this matter.

14.	Subsequent Events

In April 2004, the Company entered into a lease for a distribution center located in the Fontana area of unincorporated San Bernardino County, California. The lease is for a building with approximately 600,000 square feet and has a term of 77 months. The Company’s minimum lease obligations over the term of the lease are $13,900.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read with our financial statements and notes included elsewhere in this quarterly report on Form 10-Q. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” and “would” or any variations of words with similar meanings. These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, risks and uncertainties discussed in this report, including those discussed under the heading “Risk Factors That May Affect Our Results and Stock Price” and those that are or may be discussed from time to time in our public announcements and filings with the SEC, such as in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2004 (SEC File No. 001-31396) under the headings “Risk Factors That May Affect Our Results and Stock Price” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our future Forms 8-K, 10-Q and 10-K. We undertake no obligation to revise the forward-looking statements contained in this quarterly report on Form 10-Q to reflect events or circumstances occurring after the date of the filing of this report.

OVERVIEW

We design, develop and market technology-based educational platforms, related interactive content and stand-alone products for sale to retailers, distributors and schools. Since the founding of our business in 1995, we have grown from a start-up company selling stand-alone educational toys into a company selling multiple platform products and related interactive software, as well as stand-alone products, with total net sales in 2003 of $680.0 million.

We operate three business segments, which we refer to as U.S. Consumer, International and Education and Training. In the U.S. Consumer segment, we market and sell our products directly to national and regional mass-market and specialty retailers as well as to other retail stores through sales representatives. In our International segment, we sell our products outside the United States directly to overseas retailers and through various distribution and strategic arrangements. Our Education and Training segment targets the school market in the United States, including sales directly to educational institutions, to teacher supply stores and through catalogs aimed at educators. To date, we have sold our products predominantly through the toy sections of major retailers. For further information regarding our three business segments, see Note 12 to our consolidated financial statements contained elsewhere in this quarterly report.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 12, 2004 (SEC File No. 001-31396). However, some of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue upon shipment of our products provided that there are no significant post-delivery obligations to the customer and collection is reasonably assured, which generally occurs upon shipment, either from our U.S. distribution facility or directly from our third-party manufacturers. Net sales represent gross sales less negotiated price allowances related to volume purchasing levels and various promotional programs, estimated returns, and allowances for defective products. Less than 1% of our revenue is deferred and recognized as revenue over a period of twelve to eighteen months, which is the estimated period of use of the products.

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

Intangible Assets

Intangible assets, including excess purchase price over the cost of net assets acquired, arose from our September 23, 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, our acquisition of substantially all the assets of Explore Technologies on July 22, 1998, our acquisition of certain trademark rights in February 2003, and the purchase of a technology license in January 2004. At March 31, 2004, our intangible assets had a net balance of $30.6 million. This balance included $19.5 million of goodwill and other indefinite lived assets, which are not subject to amortization. At December 31, 2003, we tested our goodwill and other intangible assets for impairment based on a combination of the fair value of the cash flows that the business can be expected to generate in the future, known as the income approach, and the fair value of the business as compared to other similar publicly traded companies, known as the market approach. Based on this assessment we determined that no adjustments were necessary to the stated values. We review intangible assets, as well as other long-lived assets, annually and whenever events or circumstances indicate the carrying amount may not be fully recoverable.

Content Development, Home Video Production and Tooling Capitalization

Our management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

We capitalize the prepublication costs of books as content development costs. Only costs incurred with outside parties are capitalized. In the first quarter of 2004, we capitalized $0.7 million of content development costs, $0.2 million of which pertained to our Education and Training segment. In the first quarter of 2003, we capitalized $1.3 million of content development costs, $0.8 million of which pertained to our Education and Training segment. We depreciate these assets from the time of publication over their estimated useful lives, estimated to be three years, using the sum of years digits method. If the related content is deemed to have a shorter useful life, the remaining balance is written off when the content is no longer used in production.

We capitalize costs related to the production of home video in accordance with AICPA Statement of Accounting Position No. 00-2, “Accounting by Producers or Distributors of Film.” Video production costs are amortized based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources on an individual production basis. In the first quarter of 2004, we capitalized $0.2 million and amortized $0.3 million of video production costs. We had no video production cost in the first quarter of 2003. If the related video production costs are deemed to have lower gross revenues than originally expected, the remaining balance is written off when the revised revenues are earned.

We capitalize costs related to manufacturing tools developed for our products. We capitalized $1.4 million and $0.9 million in the first quarter of 2004 and 2003, respectively. We depreciate these assets on a straight-line basis, in cost of sales, over an estimated useful life of two years. If the related product line or our manufacturing production results in a shorter life than originally expected, we write off the remaining balance when we remove the tool from production.

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

In 2002, Thomas Kalinske, our Chief Executive Officer; Paul Rioux, our Vice Chairman and Michael Wood our Chief Vision and Creative Officer, and in 2003, Timothy Bender, our President, Worldwide Consumer Group, entered into new employment agreements providing for, among other things, acceleration of vesting and extension of the exercise period of their stock options upon the termination of their employment by LeapFrog without cause or by the employee for good reason (as defined in the agreements) or a change in control of LeapFrog during the term of the applicable agreement. Under applicable accounting principles, upon any termination of employment or change in control resulting in such acceleration or extension, we would be required to recognize compensation expense. The amount of any such compensation expense would depend on the number of option shares affected by the acceleration or extension and could be material to our financial results.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

The following table sets forth selected information concerning our results of operations as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2004	2003
Net Sales	100.0%	100.0%
Cost of Sales	55.4	47.0

Gross Profit	44.6	53.0
Operating expenses:
Selling, general and administrative	37.4	28.0
Research and development	19.5	18.8
Advertising	12.1	8.3
Depreciation and amortization	2.5	2.5

Total operating expenses	71.5	57.6

Loss from operations	(26.9)	(4.6)
Interest and other income, net	1.8	2.5

Loss before benefit for income taxes	(25.1)	(2.1)
Benefit for income taxes	(8.6)	(0.8)

Net loss	(16.5)%	(1.3)%

Net Sales

Net sales decreased by $5.1 million, or 7%, from $76.7 million in the three months ended March 31, 2003 to $71.6 million in the three months ended March 31, 2004. The net sales decrease was primarily due to lower net sales in our U.S. Consumer segment, partially offset by increases in our International and Education and Training segments. Foreign currency exchange rates favorably impacted our total company net sales by 2% due to stronger international currencies.

Net sales for each segment, in dollars and as a percentage of total company net sales, were as follows:

	Three Months Ended March 31,
	2004		2003		Change
Segment	$(1)	% of Total Company Sales	$(1)	% of Total Company Sales	$(1)%
U.S. Consumer	$46.5	65%	$59.7	78%	$(13.2)	(22)%
International	16.0	22%	11.1	14%	4.9	44%
Education and Training	9.1	13%	5.9	8%	3.2	53%

Total Company	$71.6	100%	$76.7	100%	$(5.1)	(7)%

(1)	In millions.

U.S. Consumer. Our U.S. Consumer segment’s net sales decreased by $13.2 million, or 22%, from $59.7 million in the first quarter of 2003 to $46.5 million in the first quarter of 2004. This segment comprised 65% of total company net sales for the first quarter of 2004 compared to 78% for the same period in 2003. Due to the seasonal nature of our business, the first quarter sales trend and product mix is not necessarily indicative of our expected full year results.

Net sales of platform, software and standalone products in dollars and as a percentage of total net sales were as follows:

	Sales				% of Total
	Three Months Ended March 31,		Change		Three Months Ended March 31,
	2004(1)	2003(1)	$(1)%		2004	2003
Platform	$13.1	$16.1	$(3.0)	(18)%	28.2%	27.0%
Software	21.1	28.8	(7.7)	(27)%	45.5%	48.2%
Standalone	12.3	14.8	(2.5)	(17)%	26.3%	24.8%

Net Sales	$46.5	$59.7	$(13.2)	(22)%	100.0%	100.0%

(1)	In millions

The net sales decrease in this segment in the first quarter of 2004 compared to the same period in 2003 was a result of the following factors:

•	Lower orders in the first quarter from retailers reluctant to take on additional inventory.

•	Financial difficulties of some large retailers, including FAO Schwarz and KB Toys. These two retailers accounted for approximately 11% of our shipments in the first quarter of 2003.

•	Planned price reductions on our older platforms (classic LeapPad, My First LeapPad and Quantum Pad platforms) following the launch in the second half of 2003 of our LeapPad Plus Writing, LittleTouch and Leapster platforms. For the full year of 2004, we anticipate significant growth in new platforms sales and expect the price reductions to sustain further sales of our older platforms.

International. Our International segment’s net sales increased by $4.9 million, or 44%, from $11.1 million in the first quarter of 2003 to $16.0 million in the first quarter of 2004. This segment comprised 22% of total company net sales for the first quarter of 2004 as compared to 14% in the same period in 2003. The net sales increase in this segment was primarily due to higher sales in the United Kingdom and Canada. The increase in sales in both the United Kingdom and Canada was primarily due to larger market penetration resulting from more localized products and brand awareness. Foreign currency exchange rates favorably impacted our International segment’s net sales by 9% due to stronger international currencies.

Education and Training. Our Education and Training segment’s net sales increased by $3.2 million, or 53%, from $5.9 million in the first quarter of 2003 to $9.1 million in the first quarter of 2004. This segment comprised 13% of total company net sales for the first quarter of 2004 compared to 8% for the same period in 2003. The increase in net sales in this segment, compared to the first quarter of 2003, was primarily due to the continued sales penetration of our LeapTrack learning system, an overall expansion of a dedicated sales force, increased product offerings and brand awareness.

Gross Profit

Gross profit decreased by $8.7 million, or 21%, from $40.6 million in the first quarter of 2003 to $31.9 million in the first quarter of 2004. Gross profit as a percentage of net sales, or gross profit margin, decreased from 53.0% in the first quarter of 2003 to 44.6% in the first quarter of 2004.

Gross profit for each segment and the related percentage of segment net sales were as follows:

	Three Months Ended March 31,
	2004		2003		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$19.5	41.9%	$31.2	52.3%	$(11.7)	(38)%
International	7.2	45.1%	6.0	53.6%	1.2	21%
Education and Training	5.2	57.3%	3.4	58.2%	1.8	51%

Total Company	$31.9	44.6%	$40.6	53.0%	$(8.7)	(21)%

(1)	In millions.

U.S. Consumer. Our U.S. Consumer segment’s gross profit decreased by $11.7 million, or 38%, from $31.2 million in the first quarter of 2003 to $19.5 million in the first quarter of 2004. Gross profit margin decreased from 52.3% in the first quarter of 2003 to 41.9% in the first quarter of 2004. The decrease in gross profit margin year-over-year was primarily due to unfavorable product mix, sales of lower priced mature platforms and higher fixed costs as follows:

•	Unfavorable product mix was primarily due to a higher percentage of sales coming from our new platforms, LeapPad Plus Writing, LittleTouch LeapPad and Leapster platforms, which generally have lower margins than our older platforms. A decrease in the sales of our software, which generally has a higher margin than platform and standalone products, also negatively impacted the gross profit margin.

•	Price reductions on our older platforms, the classic LeapPad, My First LeapPad and Quantum Pad platforms, were made in order to achieve lower retail prices and drive future sales of these platforms and related software.

•	Higher expenses, such as warehousing, freight, and amortization and tooling depreciation expenses, negatively impacted the gross profit margin. Lower sales in the segment resulted in a loss of margin leverage on our fixed costs.

We anticipate gross profit margin for our U.S. Consumer segment to be higher for the full year of 2004 as manufacturing volume increases and we begin to realize lower costs of production, particularly on our new platforms launched in the second half of the year.

International. Our International segment’s gross profit increased by $1.2 million, or 21%, from $6.0 million in the first quarter of 2003 to $7.2 million in the first quarter of 2004. Gross profit percent decreased from 53.6% in the first quarter of 2003 to 45.1% in the first quarter of 2004. The 850 basis points decrease in gross profit percent year-over-year was primarily due to higher character royalties, warehousing and freight expenses.

Education and Training. Our Education and Training segment’s gross profit increased by $1.8 million, or 51%, from $3.4 million in the first quarter of 2003 to $5.2 million in the first quarter of 2004. Gross profit percent decreased from 58.2% in the first quarter of 2003 to 57.3% in the first quarter of 2004. The 90 basis points decrease in gross profit percent year-over-year was primarily due to higher training and product installation services in cost of goods sold.

We anticipate gross profit margin for our International and Education and Training segments to be higher for the full year of 2004 as we gain more sales leverage on the fixed expenses in these segments’ cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $5.3 million, or 24%, from $21.5 million in the first quarter of 2003 to $26.8 million in the first quarter of 2004. As a percentage of net sales, selling, general and administrative expenses increased from 28.0% in the first quarter of 2003 to 37.4% in the first quarter of 2004. This increase is attributed to higher compensation expenses due to increased headcount, higher bad debt expense related to the bankruptcy of KB Toys, and higher insurance expense.

We anticipate selling, general and administrative expenses to be higher in dollars and as a percentage of net sales for the full year of 2004 compared to 2003, primarily due to anticipated higher litigation expenses, and to support our continued expansion and growth in sales.

Research and Development Expenses

Research and development expenses decreased by $0.5 million, or 3%, from $14.4 million in the first quarter of 2003 to $13.9 million in the first quarter of 2004. As a percentage of net sales, research and development expenses increased from 18.8% in the first quarter of 2003 to 19.5% in the first quarter of 2004. The decrease in dollars was primarily due to the timing of spending as some development has been shifted to the second and third quarters of 2004.

Research and development expenses, which we classify into two categories, product development and content development, were as follows:

	Three Months Ended March 31,
	2004		2003		Change
	$(1)	% of Net sales	$(1)	% of Net sales	$(1)%
Product development	$6.7	9.4%	$6.1	8.0%	$0.6	10%
Content development	7.2	10.1%	8.3	10.8%	(1.1)	(13)%

Research & Development	$13.9	19.5%	$14.4	18.8%	$(0.5)	(3)%

(1)	In millions.

We anticipate research and development expenses to be higher in dollars for the full year of 2004 compared to 2003 primarily due to increased content offerings and development of new platforms and stand-alone products, but to remain relatively flat as a percentage of net sales.

Advertising Expense

Advertising expense increased by $2.3 million, or 37%, from $6.4 million in the first quarter of 2003 to $8.7 million in the first quarter of 2004. As a percentage of net sales, advertising expense increased from 8.3% in 2003 to 12.1% in 2004.

The dollar increase in advertising expense for the first quarter of 2004 as compared to the corresponding period of the prior year was primarily due to:

•	Higher expenses related to in-store Leapster platform merchandising displays and related servicing fees.

•	Higher television advertising to promote our new platforms.

•	Shift in the timing of our advertising for the earlier Easter season.

Historically, our advertising expense has increased significantly in dollars and as a percentage of net sales in the third and fourth quarters due to the concentration of our television advertising in the pre-holiday selling period. We anticipate that this seasonal trend will continue in 2004.

Depreciation and Amortization Expenses (excluding depreciation of tooling and amortization of content development expenses, which are included in cost of sales)

Depreciation and amortization expenses decreased by $0.1 million, or 6%, from $1.9 million in the first quarter of 2003, to $1.8 million in the first quarter of 2004. As a percentage of net sales, depreciation and amortization expenses were flat at 2.5% in the first quarter of 2004 and 2003.

Loss From Operations

Our loss from operations increased by $15.7 million, or 443%, from $3.5 million in the first quarter of 2003 to $19.2 million in the first quarter of 2004.

Income or loss from operations for each segment and the related percentage of segment net sales were as follows:

	Three Months Ended March 31,
	2004		2003		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$(19.8)	(42.6)%	$(2.7)	(4.5)%	$(17.1)	(642)%
International	0.7	4.4%	1.1	10.2%	(0.4)	(38)%
Education and Training	(0.1)	(1.4)%	(2.0)	(33.8)%	1.9	94%

Total Company	$(19.2)	(26.9)%	$(3.5)	(4.6)%	$(15.7)	(443)%

(1)	In millions.

U.S. Consumer. Our U.S. Consumer segment’s loss from operations increased by $17.1 million from $2.7 million in the first quarter of 2003 to $19.8 million in the first quarter of 2004. As a percentage of net sales, loss from operations increased from (4.5)% in the first quarter of 2003 to (42.6)% in the first quarter of 2004. The larger net loss from operations in our U.S. Consumer segment is due to lower net sales and higher operating expenses due to the factors discussed above.

International. Our International segment’s income from operations decreased by $0.4 million, or 38%, from $1.1 million in the first quarter of 2003 to $0.7 million in the first quarter of 2004. As a percentage of net sales, income from operations decreased from 10.2% in the first quarter of 2003 to 4.4% in the first quarter of 2004. The lower operating income in this segment was primarily due to higher operating expenses fueling our worldwide expansion, partially offset by net sales increases that were a result of that expansion.

Education and Training. Our Education and Training segment’s loss from operations improved by $1.9 million, or 94%, from $2.0 million in the first quarter of 2003 to $0.1 million in the first quarter of 2004. As a percentage of net sales, loss from operations decreased from (33.8)% in the first quarter of 2003 to (1.4)% in the first quarter of 2004. The segment’s lower operating loss resulted from higher net sales leveraged by lower operating expenses. We anticipate this improvement to continue and anticipate the segment to be profitable in 2004.

Other

Net interest income increased by $0.1 million from $0.3 million in the first quarter of 2003 to $0.4 million in the first quarter of 2003. This increase was due to higher interest income resulting from our larger average cash balances, offset by lower interest rates on invested balances.

Other income decreased by $0.7 million primarily due to a one-time benefit we realized in the first quarter of 2003 related to a cash settlement we received from Benesse Corporation, one of our primary distributors in Japan, for the early termination of our two-year sales agreement.

Our effective tax rate was 34.3% for the three months ended March 31, 2004, compared to 40.0% for the same period in 2003. The lower effective tax rate in 2004 was primarily the result of the expansion of our international operations.

Net Loss

In the first quarter of 2004, we realized a net loss of $11.8 million, or (16.5)% of net sales, as a result of the factors described above. In the comparable period in 2003, we realized a net loss of $1.0 million, or (1.3)% of net sales.

SEASONALITY

Our business is subject to significant seasonal fluctuations. The substantial majority of our net sales and all of our net income are realized during the third and fourth calendar quarters. In addition, our quarterly results of operations have fluctuated significantly in the past, and can be expected to continue to fluctuate significantly in the future, as a result of many factors, including:

•	seasonal influences on our sales, such as the holiday shopping season and back-to-school purchasing;

•	unpredictable consumer preferences and spending trends;

•	the expansion and contraction of available retail shelf space;

•	the financial condition of our retail customers;

•	the need to increase inventories in advance of our primary selling season; and

•	the timing of orders by our customers and timing of introductions of our new products.

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

LIQUIDITY AND CAPITAL RESOURCES

	March 31,
	2004(1)	2003(1)	Change(1)
Cash and cash equivalents	$126.5	$107.8	$18.7
Short term investments	74.1	20.2	53.9

	$200.7	$128.0	$72.7

% of total assets	42%	37%
Restricted Cash
Short Term	$8.4	$—	$8.4
Long Term	5.0	—	5.0

	$13.4	$—	$13.4

Net cash provided by operating activities	$108.3	$50.1	$58.2
Net cash used in investing activities	(55.0)	(27.2)	(27.8)
Net cash provided by financing activities	3.4	11.7	(8.3)
Effect of exchange rate changes on cash	(0.0)	(0.1)	0.0

Increase in cash and cash equivalents	$56.7	$34.5	$22.2

(1)	In millions.

LeapFrog’s sources of liquidity in the first quarter of 2004 consisted primarily of cash flows generated by operating activities, in particular from accounts receivable collections related to sales in the fourth quarter of 2003.

Our cash flow is very seasonal as approximately 80% of our sales typically occur in the last two quarters of the year as retailers expand inventories for the holiday selling season. Our accounts receivable balances are the highest in these last two quarters, and payments are not due until the subsequent quarter. Cash used to build inventory is the highest in the third quarter as we increase inventory to meet the holiday season demand. As a result of this seasonality, cash flow from operating activities is strongest in the first and fourth quarters of the year as illustrated in the table below:

	Cash Flow From Operating Activities
	2004(1)	2003(1)	2002(1)
1st Qtr	$108.3	$50.1	$40.7
2nd Qtr	N/A	(1.4)	(1.5)
3rd Qtr	N/A	(34.0)	(34.0)
4th Qtr	N/A	12.1	17.3

Total	N/A	$26.8	$22.5

(1)	In millions.

Operating activities

Net cash provided by operating activities was $108.3 million in the three months ended March 31, 2004 compared to $50.1 million for the same period in 2003. The $58.2 million increase in net cash provided by operating activities year-over-year was primarily due to the following factors:

•	Higher collections of year-end accounts receivable, which resulted from higher sales in the fourth quarter of 2003 as compared to 2002, and a shift in the timing of those sales. A higher percentage of sales were shipped in the last sixty days of 2003, as compared to the same period in 2002, pushing an increased percentage of collections into the first quarter of 2004.

•	Lower income tax payments resulting from tax benefits related to employee exercise of stock options.

The increase from accounts receivable was partially offset by the increase in our inventory balances, that negatively impacted our net cash provided by operating activities by $24.2 million, and the decrease in accounts payable of $47.6 million.

Working Capital – Major Components

Accounts receivable

Gross accounts receivable was $83.7 million at March 31, 2004, $67.4 million at March 31, 2003 and $308.8 million at December 31, 2003. Allowances for accounts receivable were $14.5 million at March 31, 2004, $9.4 million at March 31, 2003 and $27.0 million at December 31, 2003. Our days-sales-outstanding, or DSO, increased from 68.0 days at

March 31, 2003 to 87.0 days at March 31, 2004 and our DSO at December 31, 2003 was 76.5 days. The increase in our accounts receivable and DSO from March 31, 2003 to March 31, 2004 was due to:

•	Timing of sales in the first quarter of 2004. A higher percentage of sales were shipped in the last sixty days of the first quarter of 2004 compared to the same period in 2003.

•	Slower payments by large customers in our U.S. Consumer segment.

•	Strong school district sales in our Education and Training segment, which generally take longer to collect.

We believe these large customers and school districts are credit worthy, and we do not anticipate that the increase in DSO will lead to future write-offs.

Inventory

Inventory was $115.1 million at March 31, 2004, $81.9 million at March 31, 2003 and $90.9 million at December 31, 2003. The increase in inventory from March 31, 2003 to March 31, 2004 was primarily due to longer lead times in our manufacturing process and lower than expected first quarter sales in 2004.

Accounts payable

Accounts payable was $38.6 million at March 31, 2004, $23.2 million at March 31, 2003 and $86.2 million at December 31, 2003. The increase in accounts payable from March 31, 2003 to March 31, 2004 was primarily due to increased inventory purchases in the first quarter of 2004.

Accrued liabilities

Accrued liabilities was $26.3 million at March 31, 2004, $21.2 million at March 31, 2003 and $44.6 million at December 31, 2003. The increase in accrued liabilities from March 31, 2003 to March 31, 2004 was primarily due to the overall increase in operating and warehousing expenses in the first quarter of 2004.

Income taxes payable

Income taxes payable was $3.1 million at March 31, 2004, $0 at March 31, 2003 and $4.7 million at December 31, 2003. Essentially all of our income tax payments are made in December and March due to the seasonality of our business. In the first quarter of 2004, no income tax payments were made due to the tax deduction received for the exercise of stock options. This resulted in a reduction of income taxes payments of approximately $16.0 million. We expect this benefit to be lower in the future.

Investing activities

Net cash used in investing activities was $55.0 million in the three months ended March 31, 2004, compared to $27.2 million for the same period in 2003. The primary component of net cash used in investing activities for the first quarter of 2004 was net purchases of short-term investments of $44.8 million, and $10.1 million used in the purchase of intangible assets pursuant to a technology license agreement we entered into in the first quarter of 2004, and the purchase of property and equipment in the form of manufacturing tools.

Financing activities

Net cash provided by financing activities was $3.4 million in the three months ended March 31, 2004 compared to $11.7 million for the same period in 2003. The primary component of cash from financing activities was proceeds received from the exercise of stock options and purchases of our common stock pursuant to our employee stock purchase plan. In 2003, we also received $2.6 million from the payment of notes receivables from stockholders.

Financial Condition

We believe our current cash and short-term investments and anticipated cash flow from operations will be sufficient to meet our working capital and capital requirements through 2005.

We estimate that our capital expenditures for 2004 will be between $19.0 million and $24.0 million, as compared to $15.8 million in 2003. The increase in our 2004 estimate over 2003 is primarily related to additional purchased computers and software related to personnel additions made to support continued growth, and additional manufacturing tool purchases for use in the production of both existing and new products.

We have access to an unsecured credit line to fund our operations if needed. This unsecured credit facility of $30 million was entered into on December 31, 2002, with an option to increase the facility to $50 million, for working capital purposes. This agreement was amended in February 2004 to raise the allowable limit of investment in our foreign subsidiaries. The agreement requires that we comply with certain financial covenants, including the maintenance of a minimum quick ratio on a quarterly basis and a minimum level of EBITDA on a rolling quarterly basis. We were in compliance with these covenants at March 31, 2004. The level of a certain financial ratio maintained by us determines interest rates on borrowings. The interest rate will be between prime and prime plus 0.25% or LIBOR plus 1.25% and LIBOR plus 2.00%. We had outstanding letters of credit of $13.6 million as of March 31, 2004, of which $13.4 million was cash collateralized and $0.2 million was secured by our credit line. Our outstanding letters of credit at March 31, 2003 were $0.4 million. At March 31, 2004, $29.8 million of unused borrowings were available to us.

Commitments

We have provided irrevocable standby letters of credit to several of our inventory manufacturers and one technology partner. The standby letters of credit guarantee performance of the obligations of certain of our foreign subsidiaries to pay for trade payables and contractual obligations of up to $13.4 million and are fully secured by cash deposits with the issuer. Of the $13.4 million in outstanding letters of credit, $8.4 million expires in December 2004 and $5.0 million expires in December 2005. The cash collateral related to the $8.4 million is classified in “restricted cash” and the $5.0 million is included in “other assets (long term)” on our balance sheet.

In April 2004, we entered into a lease for a distribution center located in the Fontana area of unincorporated San Bernardino County, California. The lease is for a building with approximately 600,000 square feet and has a term of 77 months. Our minimum lease obligations over the term of the lease are $13.9 million.

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

Sales of our platforms, related software and stand-alone products typically have grown in the periods following initial introduction, but we expect sales of specific products to decrease as they mature. The introduction of new products and the enhancement and extension of existing products, through the introduction of additional software or by other means, are critical to our future sales growth. For example, in December 2003, we introduced a line of educational videos, and in 2004, we plan to enter the juvenile products category. The successful development of new products and the enhancement and extension of our current products will require us to anticipate the needs and preferences of consumers and educators and to forecast market and technological trends accurately. Consumer preferences, and particularly children’s preferences, are continuously changing and are difficult to predict. In addition, educational curricula change as states adopt new standards. The development of new interactive learning products requires high levels of innovation and this process can be lengthy and costly. To remain competitive, we must continue to develop enhancements of our NearTouch and other technologies successfully, as well as successfully integrate third party technology with our own. In 2004, we intend to introduce a number of new platforms, stand-alone products and interactive books and other software for each of our three business segments. We cannot assure you that these or other future products will be introduced or, if introduced, will be successful. The failure to enhance and extend our existing products or to develop and introduce new products that achieve and sustain market acceptance and produce acceptable margins would harm our business and operating results.

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

We rely on a limited number of manufacturers, virtually all of which are located in China, to produce our finished products, and our reputation and operating results could be harmed if they fail to produce quality products in a timely and cost-effective manner and in sufficient quantities.

We outsource substantially all of our finished goods manufacturing to nine manufacturers, all of whom manufacture our products at facilities in the Guangdong province in the southeastern region of China. In 2003, our LeapPad and Leapster platforms were manufactured by two manufacturers, while our remaining products were sole-sourced. We depend on these manufacturers to produce sufficient volumes of our products in a timely fashion and at satisfactory quality and cost levels. As part of our global sourcing initiative, we have added more resources in Asia to improve operating efficiencies and to work more closely with our suppliers. We generally allow retailers and distributors to return or receive credit for defective or damaged products. If our manufacturers fail to produce quality products on time, at expected cost targets and in sufficient quantities due to capital shortages, late payments from us, political instability, labor shortages, health epidemics, intellectual property disputes, changes in international economic policies, natural disasters, energy shortages, terrorism or other disruptions to their businesses, our reputation and operating results would suffer. In addition, if our manufacturers decide to increase production for their other customers, they may be unable to manufacture sufficient quantities of our products and our business could be harmed.

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

Historically, our quarterly operating results have fluctuated significantly. For example, our net loss for the first quarter of 2004 was $(11.8) million. Our net income (loss) for the first through fourth quarters of 2003 was $(1.0) million, $(3.9) million, $33.4 million and $44.2 million, respectively. We expect these fluctuations to continue for a number of reasons, including:

•	seasonal influences on our sales, such as the holiday shopping season and back-to-school purchasing;

•	unpredictable consumer preferences and spending trends;

•	the need to increase inventories in advance of our primary selling season;

•	timing of new product introductions;

•	general economic conditions;

•	the financial condition of our retail customers;

•	the results of legal proceedings;

•	changes in our pricing policies, the pricing policies of our competitors and general pricing trends in consumer electronics and toy markets;

•	international sales volume and the mix of such sales among countries with similar or different holidays and school years than the United States;

•	the impact of strategic relationships;

•	the sales cycle to schools, which may be uneven, depending on budget constraints, the timing of purchases and other seasonal influences; and

•	the timing of orders by our customers and our ability to fulfill those orders in a timely manner, or at all.

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

We launched our SchoolHouse division in June 1999, and to date the division, which accounts for substantially all of the results of our Education and Training segment, has incurred cumulative losses. Although the division reported an operating profit for the second quarter of 2003, it incurred operating losses in the third and fourth quarters of 2003 and the first quarter of 2004, and we anticipate that it may incur additional operating losses in the near term. Sales from our SchoolHouse division’s curriculum-based products will depend principally on broadening market acceptance of those products, which in turn depends on a number of factors, including:

•	our ability to demonstrate to teachers and other key educational institution decision-makers the usefulness of our products to supplement traditional teaching practices;

•	the willingness of teachers, administrators, parents and students to use products in a classroom setting from a company that may be perceived as a toy manufacturer;

•	the effectiveness of our sales force;

•	the availability of state and federal government funding, which may be severely limited due to budget shortfalls currently faced by many states and the federal government, to defray, subsidize or pay for the costs of our products; and

•	our ability to demonstrate that our products improve academic performance.

If we cannot increase market acceptance of our SchoolHouse division’s supplemental educational products, including our LeapTrack assessment system introduced in Fall 2002, the division may not be able to achieve operating profits on a full-year basis and our future sales could suffer. As of December 31, 2003, the net unamortized balance of our capitalized content development costs relating to our SchoolHouse division was $3.5 million. If the SchoolHouse division does not achieve operating profits, we may have to write off some or all of the balance of these costs, which could significantly harm our operating results.

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

We have limited experience with sales operations outside the United States. In 2000, we expanded beyond the use of international distributors to sell our products and started selling our products directly to retailers in the United Kingdom. We began selling directly to retailers in Canada in June 2002, to retailers in France in July 2002, and to retailers in Mexico in September 2003, and we plan to enter the German-speaking markets in Europe through our distributor, Stadlbauer Marketing + Vertrieb G.m.b.H., in the second half of 2004. We derived approximately 14% of our net sales from outside the United States in 2003 and 10% in 2002. We intend to increase our international sales through additional overseas offices to develop further our direct sales efforts, distributor relationships and strategic relationships with companies with operations outside of the United States, such as Benesse Corporation and Sega Toys in Japan. However, these and other efforts may not help increase sales of our products outside the United States. Our business is, and will increasingly be, subject to risks associated with conducting business internationally, including:

•	political and economic instability, military conflicts and civil unrest;

•	existing and future governmental policies;

•	greater difficulty in staffing and managing foreign operations;

•	complications in modifying our products for local markets or in complying with foreign laws, including consumer protection laws, competition laws and local language laws;

•	transportation delays and interruptions;

•	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

•	trade protection measures and import or export licensing requirements;

•	currency conversion risks and currency fluctuations;

•	longer payment cycles, different accounting practices and problems in collecting accounts receivable; and

•	limitations, including taxes, on the repatriation of earnings.

Any difficulty with our international operations could harm our future sales and operating results.

Third parties have claimed, and may claim in the future, that we are infringing their intellectual property rights, which may cause us to incur significant litigation or licensing expenses or to stop selling some or all of our products or using some of our trademarks.

In the course of our business, we periodically receive claims of infringement or otherwise become aware of potentially relevant patents, copyrights, trademarks or other intellectual property rights held by other parties. Upon receipt of this type of communication, we evaluate the validity and applicability of allegations of infringement of intellectual property rights to determine whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies or trademarks or other proprietary matters in or on our products. Any dispute or litigation regarding patents, copyrights, trademarks or other intellectual property rights, regardless of its outcome, may be costly and time-consuming, and may divert our management and key personnel from our business operations. If we, our distributors or our manufacturers are adjudged to be infringing the intellectual property rights of any third party, we or they may be required to obtain a license to use those rights, which may not be obtainable on reasonable terms, if at all. We also may be subject to significant damages or injunctions against the development and sale of some or all of our products or against the use of a trademark in the sale of some or all of our products. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all the liability that could be imposed. We may presently be unaware of intellectual property rights of others that may cover some or all of our technology or products. We will continue to be subject to infringement claims as we increase the number and type of products we offer, as the number of products, services and competitors in our markets grow, as we enter new markets and as our products receive more attention and publicity. If we are not successful in defending these kinds of claims, it could require us to stop selling certain products and to pay damages. For additional discussion of litigation related to the protection of our intellectual property, see “Item 3. Legal Proceedings. — Learning Resources, Inc. v. LeapFrog Enterprises, Inc.” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 12, 2004.

Our intellectual property rights may not prevent our competitors from using our technologies or similar technologies to develop competing products, which could weaken our competitive position and harm our operating results.

Our success depends in large part on our proprietary technologies that are used in our learning platforms and related software, such as My First LeapPad, LeapPad, LeapPad Plus Writing, Quantum Pad and Leapster platforms, as well as our Explorer and Odyssey interactive globe series. We rely, and plan to continue to rely, on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. The contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our intellectual property or deter independent third-party development of similar technologies. For example, we are aware that products very similar to some of ours have been produced by others in China, and we are vigorously seeking to enforce our rights. However, we may not be able to enforce our intellectual property rights, if any, in China or other countries where such product may be manufactured or sold. Monitoring the unauthorized use of our intellectual property is costly, and any dispute or other litigation, regardless of outcome, may be costly and time-consuming and may divert our management and key personnel from our business operations. The steps we have taken may not prevent unauthorized use of our intellectual property, particularly in foreign countries where we do not hold patents or trademarks or where the laws may not protect our intellectual property as fully as in the United States. Some of our products and product features have limited intellectual property protection, and, as a consequence, we may not have the legal right to prevent others from reverse engineering or otherwise copying and using these features in competitive products. For additional discussion of litigation related to the protection of our intellectual property, see “Part II — Item 1. Legal Proceedings. — LeapFrog Enterprises, Inc. v. Fisher-Price, Inc.” If we fail to protect or to enforce our intellectual property rights successfully, our rights could be diminished and our competitive position could suffer, which could harm our operating results.

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

We rely on four contract ocean carriers to ship virtually all of the products that we import to our primary distribution centers in California through the Long Beach, California port. Retailers that take delivery of our products in China rely on a variety of carriers to import those products. Any disruption or slowdown of service on importation of products caused by SARS-related issues, labor disputes, terrorism, international incidents, quarantines, lack of available shipping containers or otherwise could significantly harm our business and reputation. For example, in 2002, a key collective bargaining agreement between the Pacific Maritime Association and the International Longshore and Warehouse Union affecting shipping of products to the Western United States, including our products, expired and, after a temporary extension, resulted in an eleven-day cessation of work at West Coast docks. This cessation of work cost us approximately $3.0 million in additional freight expenses. Although the Pacific Maritime Association and International Longshore and Warehouse Union have entered into a new collective bargaining agreement, any further disruption or slowdown of service on importation of products caused by labor disputes, terrorism, international incidents, lack of available shipping containers or otherwise could significantly harm our business and reputation.

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

Historically, we have seen steady increases in demand for our products and have generally been able to increase production to meet that demand. However, the demand for our products depends on many factors such as consumer preferences, including children’s preferences, and the introduction or adoption of new hardware platforms for interactive educational products, and can be difficult to forecast. We expect that it will become more difficult to forecast demand for specific products as we introduce and support additional products, enter additional markets and as competition in our markets intensifies. If we misjudge the demand for our products, we could face the following problems in our operations, each of which could harm our operating results:

•	If our forecasts of demand are too high, we may accumulate excess inventories of components and finished products, which could lead to markdown allowances or write-offs affecting some or all of such excess inventories. We may also have to adjust the prices of our existing products to reduce such excess inventories.

•	If demand for specific products increases beyond what we forecast, our suppliers and third-party manufacturers may not be able to increase production rapidly enough to meet the demand. Our failure to meet market demand would lead to missed opportunities to increase our base of users, damage our relationships with retailers and harm our business.

•	Rapid increases in production levels to meet unanticipated demand could result in increased manufacturing errors, as well as higher component, manufacturing and shipping costs, including increased air-freight, all of which could reduce our profit margins and harm our relationships with retailers and consumers.

Any errors or defects contained in our products, or our failure to comply with applicable safety standards, could result in delayed shipments or rejection of our products, damage to our reputation and expose us to regulatory or other legal action.

We have experienced, and in the future may experience, delays in releasing some models and versions of our products due to defects or errors in our products. Our products may contain errors or defects after commercial shipments have begun, which could result in the rejection of our products by our retailers, damage to our reputation, lost sales, diverted development resources and increased customer service and support costs and warranty claims, any of which could harm our business. Children could sustain injuries from our products, and we may be subject to claims or lawsuits resulting from such injuries. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. Moreover, we may be unable to retain adequate liability insurance in the future. We are subject to the Federal Hazardous Substances Act, the Flammable Fabrics Act, regulation by the Consumer Product Safety Commission, or CPSC, and other similar federal and state rules and regulatory authorities. Our products could be subject to involuntary recalls and other actions by such authorities. Concerns about potential liability may lead us to recall voluntarily selected products. For example, in December 2000, the CPSC announced our voluntary repair program for the approximately 900,000 units of our Alphabet Pal product sold prior to that date. We had instituted the repair proceedings with the CPSC because we were concerned that the product could cause injury. Our costs in connection with the repair were approximately $1.1 million. Any recalls or post-manufacture repairs of our products could harm our reputation, increase our costs or reduce our net sales.

Our rapid growth has presented significant challenges to our management systems and resources, and we may experience difficulties managing our growth.

Since 2001, we have grown rapidly, both domestically and internationally. Our net sales have grown from $314.2 million in 2001 to $680.0 million in 2003. During this period, the number of different products we offered at retail also increased significantly, and we have opened offices in Canada, France, Macau and Mexico. At December 31, 2001, we had 438 full-time employees and at December 31, 2003, we had 869 full-time employees. In addition, we plan to hire a significant number of new employees in our Asia-based offices in 2004. We are upgrading existing and implementing new operational software systems, including supply chain management systems. Further, in mid-2004, we are planning on consolidating multiple third party distribution warehouses into a single distribution warehouse to handle our needs. This warehouse will be operated by a new third party logistics service provider. This expansion has presented, and continues to present, significant challenges for our management systems and resources. If we fail to develop and maintain management systems and resources sufficient to keep pace with our planned growth, our operating results could suffer.

Changes in economic conditions, which can result in reduced demand for our products or higher prices for necessary commodities, could harm our business and operating results.

Recent weak economic conditions in the United States and elsewhere have adversely affected consumer confidence and consumer sales generally. In addition, the September 11, 2001 terrorist attacks significantly and negatively affected general economic conditions. Any future attacks and the responses to such attacks, including military action in the Middle East, or other significant global events could further impact the economy. Further weakening of the economy could damage our sales in our U.S. Consumer and other segments. Other changes in general economic conditions, such as greater demand or higher prices for plastic, electronic components, liquid crystal displays and fuel, may delay manufacture of our products, increase our costs or otherwise harm our margins and operating results.

Earthquakes or other events outside of our control may damage our facilities or the facilities of third parties on which we depend.

Our two current primary U.S. distribution centers, our planned distribution center in Fontana, California, our Silicon Valley engineering office and our corporate headquarters are located in California near major earthquake faults that have experienced earthquakes in the past. An earthquake or other natural disasters could disrupt our operations. Additionally, the loss of electric power, such as the temporary loss of power caused by power shortages in the grid servicing our facilities in California, could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could impair our distribution of products, damage inventory, interrupt critical functions or otherwise affect our business negatively, harming our operating results. Our existing earthquake insurance relating to our distribution center may be insufficient and does not cover any of our other operations. If the facilities of our third party finished goods or component manufacturers are affected by earthquakes, power shortages, floods, monsoons, terrorism or other events outside of our control, our business could suffer.

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

One stockholder controls a majority of our voting power as well as the composition of our board of directors.

Holders of our Class A common stock will not be able to affect the outcome of any stockholder vote. Our Class A common stock entitles its holders to one vote per share, and our Class B common stock entitles its holders to ten votes per share on all matters submitted to a vote of our stockholders. As of April 30, 2004, Lawrence J. Ellison and entities controlled by him beneficially owned approximately 17.0 million shares of our Class B common stock, which represents approximately 55% of the combined voting power of our Class A common stock and Class B common stock. As a result, Mr. Ellison controls all stockholder voting power, including with respect to:

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

This control by Mr. Ellison could depress the market price of our Class A common stock or delay or prevent a change in control of LeapFrog.

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

As of April 30, 2004 there were outstanding under our equity incentive plans options to purchase a total of approximately 7.5 million shares of Class A common stock. Contemporaneous with our July 2002 initial public offering, we registered approximately 17.4 million shares of Class A common stock issuable under our equity incentive plans, which includes the shares issuable upon exercise of all of our options outstanding as of the date of our initial public offering as well as options to be granted in the future. To the extent we issue shares upon the exercise of any of these options, investors in our Class A common stock will experience additional dilution.

Sales of our shares could negatively affect the market price of our stock.

Sales of substantial amounts of shares in the public market could harm the market price of our Class A common stock. We had approximately 59.6 million shares of Class A common stock outstanding as of April 30, 2004, assuming the conversion of all outstanding Class B common stock into Class A common stock, and assuming no exercise of our then-outstanding options. A number of these 59.6 million shares are restricted securities as defined by Rule 144 adopted under the Securities Act of 1933, as amended, or the Securities Act. These shares may be sold in the public market only if registered or if they qualify for an exemption from registration under the Securities Act, including exemptions provided by Rules 144 and 701. We cannot predict the effect that future sales made under Rule 144, Rule 701 or otherwise will have on the market price of our Class A common stock. In addition, as approximately 17.0 million shares of our common stock are beneficially owned by Lawrence J. Ellison and entities controlled by him, sales by Mr. Ellison may negatively affect the market price of our stock depending on the size and timing of the sales of his shares.

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

Cash equivalents and short term investments are presented at fair value on our balance sheets. We invest our excess cash in accordance with our investment policy. Any adverse changes in interest rates or securities prices may harm the valuation of our short term investments and operating results. At March 31, 2004 and December 31, 2003, our cash was invested primarily in municipal money market funds, short term fixed income municipal securities and auction preferred securities. Due to the short-term nature of these investments, a 50 basis point movement in market interest rates would not have a material impact on the fair value of our portfolio at March 31, 2004.

We are exposed to market risk from changes in interest rates on our outstanding bank debt. The level of a certain financial ratio maintained by us determines interest rates we pay on borrowings. The interest rate will be between prime and prime plus 0.25% or LIBOR plus 1.25% and LIBOR plus 2.00%. Prime rate is the rate publicly announced by Bank of America as its prime rate The interest cost of our bank debt is affected by changes in either prime rates or LIBOR. Any adverse changes could harm our operating results. We had no outstanding debt at March 31, 2004.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

LeapFrog Enterprises, Inc. v. Fisher Price, Inc.

In October 2003, the Company filed a complaint in the federal district court of Delaware against Fisher-Price, Inc. alleging that Fisher Price’s PowerTouch learning system violates United States Patent No. 5,813,861. In January 2004, we served Fisher-Price with the complaint. We are seeking damages and injunctive relief. In April 2004, the federal district court of Delaware set a trial date of May 16, 2005 for this matter.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibit Index

3.03*	Amended and Restated Certificate of Incorporation.

3.04*	Amended and Restated Bylaws.

4.01*	Form of Specimen Class A Common Stock Certificate.

4.02**	Fourth Amended and Restated Stockholders Agreement, dated May 30, 2003, among LeapFrog and the investors named therein.

10.29	Industrial Lease by and between SP Kaiser Gateway I, LLC and LeapFrog Enterprises, Inc., entered into as of April 28, 2004.

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit previously filed with the company’s registration statement on Form S-1 (SEC File No. 333-86898).

**	Incorporated by reference to the same numbered exhibit previously filed with the company’s report on Form 10-Q filed on August 12, 2003 (SEC File No. 001-31396).

(b)	Reports on Form 8-K

On February 10, 2004, we furnished a report on Form 8-K relating to a press release issued by LeapFrog to announce our financial results for the fourth quarter and year ended December 31, 2003.

On February 11, 2004, we filed a report on Form 8-K relating to the resignation of Michael C. Wood as our Chief Executive Officer, resignation of Thomas J. Kalinske as the Chairman of our board of directors, appointment of Mr. Kalinske as our Chief Executive Officer, appointment of Steven B. Fink as the Chairman of our board of directors and appointment of Jerome J. Perez as our President and as a director to our board of directors. All such resignations and appointments were effective as of February 9, 2004.

On March 11, 2004, we furnished a report on Form 8-K relating to a press release issued by LeapFrog to announce our guidance for our first quarter of 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc. (Registrant)

/s/ THOMAS J. KALINSKE

Thomas J. Kalinske Chief Executive Officer (Authorized Officer)

Dated: May 7, 2004

/s/ JAMES P. CURLEY

James P. Curley Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 7, 2004

EXHIBIT INDEX

3.03	*	Amended and Restated Certificate of Incorporation.

3.04	*	Amended and Restated Bylaws.

4.01	*	Form of Specimen Class A Common Stock Certificate.

4.02	**	Fourth Amended and Restated Stockholders Agreement, dated May 3, 2003, among LeapFrog and the investors named therein.

10.29		Industrial Lease by and between SP Kaiser Gateway I, LLC and LeapFrog Enterprises, Inc., entered into as of April 28, 2004

31.01		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01		Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit previously filed with the company’s registration statement on Form S-1 (SEC File No. 333-86898).

**	Incorporated by reference to the same numbered exhibit previously filed with the company’s report on Form 10-Q filed on August 12, 2003 (SEC File No. 001-31396).