Form 10-Q
period 2004-06-30
LEAPFROG ENTERPRISES INC
filed 2004-08-06
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares of Class A common stock, par value $0.0001, and Class B common stock, par value $0.0001, outstanding as of July 30, 2004, was 32,169,632 and 27,671,804, respectively.

Part I

Financial Information

Part II

Other Information

Signatures
Exhibit Index

i

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,		December 31, 2003
	2004	2003
	(Unaudited)		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$103,474	$105,256	$69,844
Short term investments	57,019	23,824	42,759
Restricted cash	8,918	—	—
Accounts receivable, net of allowances of $12,295, $7,455 and $26,980 at June 30, 2004 and 2003 and December 31, 2003, respectively	65,328	55,174	281,792
Inventories, net	177,404	96,135	90,897
Prepaid expenses and other current assets	9,162	16,134	8,370
Deferred income taxes	21,696	21,478	11,735

Total current assets	443,001	318,001	505,397

Property and equipment, net	23,780	21,210	20,547
Investments in affiliates and related parties	—	200	—
Deferred income taxes	576	5,826	619
Intangible assets, net	30,476	25,670	25,048
Other assets	8,720	172	1,048

Total assets	$506,553	$371,079	$552,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,576	$36,727	$86,161
Accrued liabilities	27,338	20,795	44,634
Deferred revenue	228	1,520	1,417
Income taxes payable	—	—	4,729

Total current liabilities	100,142	59,042	136,941

Deferred rent and other long term liabilities	496	579	572
Deferred income taxes	31	2,787	—

Commitments and contingencies

Stockholders’ equity:
Class A common stock, par value $0.0001; 139,500 shares authorized; shares issued and outstanding: 32,068, 25,941 and 31,273 at June 30, 2004 and 2003 and December 31, 2003, respectively.	3	3	3

Class B common stock, par value $0.0001; 40,500 shares authorized; shares issued and outstanding: 27,672, 31,599 and 27,883 at June 30, 2004 and 2003 and December 31, 2003, respectively.	3	3	3

Additional paid-in capital	303,951	268,015	294,976

Deferred compensation	(1,382)	(3,746)	(2,492)

Accumulated other comprehensive income	711	138	828

Retained earnings	102,598	44,258	121,828

Total stockholders’ equity	405,884	308,671	415,146

Total liabilities and stockholders’ equity	$506,553	$371,079	$552,659

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$80,814	$68,030	$152,446	$144,763
Cost of sales	44,347	32,209	84,031	68,301

Gross profit	36,467	35,821	68,415	76,462

Operating expenses:
Selling, general and administrative	27,378	21,904	54,147	43,425
Research and development	13,469	13,272	27,415	27,676
Advertising	5,540	6,330	14,226	12,685
Depreciation and amortization	1,743	2,257	3,536	4,160

Total operating expenses	48,130	43,763	99,324	87,946

Loss from operations	(11,663)	(7,942)	(30,909)	(11,484)

Interest expense	(3)	(2)	(4)	(5)
Interest income	500	382	897	708
Other income (expense), net	(70)	1,018	793	2,622

Loss before benefit for income taxes	(11,236)	(6,544)	(29,223)	(8,159)

Benefit for income taxes	(3,829)	(2,618)	(9,993)	(3,264)

Net loss	$(7,407)	$(3,926)	$(19,230)	$(4,895)

Net loss per common share - basic and diluted	$(0.12)	$(0.07)	$(0.32)	$(0.09)

Shares used in calculating net loss per common share - basic and diluted	59,620	56,837	59,497	56,004

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Net loss	$(19,230)	$(4,895)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,385	7,643
Amortization	872	522
Loss on disposal of property and equipment	—	18
Provision for allowances for accounts receivable	18,032	5,184
Deferred income taxes	(9,887)	(6,986)
Deferred rent	(76)	29
Deferred revenue	(1,189)	(1,486)
Amortization of deferred compensation	920	1,101
Stock option compensation related to nonemployees	278	454
Tax benefit from exercise of stock options	4,109	24,445
Amortization of bond premium	106	83

Other changes in operating assets and liabilities:
Accounts receivable	198,432	109,312
Inventories	(86,507)	(11,675)
Prepaid expenses and other current assets	(792)	(12,069)
Notes receivable due from related parties	—	595
Other assets	(295)	112
Accounts payable	(13,585)	(22,116)
Accrued liabilities	(17,296)	(19,738)
Income taxes payable	(4,729)	(21,832)

Net cash provided by operating activities	76,548	48,701

Investing activities:
Purchases of property and equipment	(10,618)	(8,632)
Purchase of intangible assets	(6,300)	(3,000)
Purchases of short term investments	(66,982)	(25,532)
Sale of short term investments	36,321	4,125

Net cash used in investing activities	(47,579)	(33,039)

Financing activities:
Proceeds from the payment of notes receivable from stockholders	—	2,624
Proceeds from the exercise of stock options and employee stock purchase plan	4,778	16,170

Net cash provided by financing activities	4,778	18,794

Effect of exchange rate changes on cash	(117)	(27)

Increase in cash and cash equivalents	33,630	34,429
Cash and cash equivalents at beginning of period	69,844	70,827

Cash and cash equivalents at end of period	$103,474	$105,256

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for income taxes	$632	$14,050

Supplemental Disclosure of Non-Cash Investing Activities
Amount payable related to technology license	$3,000	$—

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

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

2. Stock Based Compensation

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. As allowed under the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with stock options granted to employees where exercise prices are equal to or greater than fair value. Deferred compensation expense for options granted to employees is determined as the difference between the fair market value of the Company’s common stock on the date options were granted in excess of the exercise price.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(7,407)	$(3,926)	$(19,230)	$(4,895)

Add: Stock based employee compensation expense included in reported net loss, net of related tax effects	289	326	605	661

Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,664)	(1,224)	(4,768)	(2,346)

Pro forma net loss	$(9,782)	$(4,824)	$(23,393)	$(6,580)
Net loss per common share as reported - basic and diluted	$(0.12)	$(0.07)	$(0.32)	$(0.09)

Pro forma net loss per common share - basic and diluted	$(0.16)	$(0.08)	$(0.39)	$(0.12)

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

3. Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market funds, and highly liquid short-term fixed income municipal securities with an original maturity of 90 days or less. Concentration of credit risk is limited by diversifying investments among a variety of high credit-quality issuers.

4. Investments

The Company’s cash investments are comprised of both short-term and long-term investments. Short-term investments consist primarily of fixed income municipal securities and auction preferred securities with maturities of one year or less. The Company classifies all short-term investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a component of stockholders’ equity. Long-term investments consist of municipal bonds with two-year maturities. At June 30, 2004, the Company had $57,019 in short-term investments, and $2,377 in long-term investments. The $2,377 in long-term investments is included in “Other assets” in our Balance Sheet. At June 30, 2003 and December 31, 2003, the Company had $23,824 and $42,759, respectively, in short-term investments, but had no long-term investments.

The cost of securities sold is based on the specific identification method. Concentration of credit risk is limited by diversifying investments among a variety of high credit-quality issuers. At June 30, 2004 and 2003 the carrying value of these securities approximated their fair value.

5. Restricted Cash

Restricted cash at June 30, 2004 consisted of cash used to collateralize irrevocable standby letters of credit to several of our contract manufacturers and one technology partner. The standby letters of credit guarantee performance of the obligations of certain of our foreign subsidiaries to pay for trade payables and contractual obligations of up to $13,918 and are fully secured by cash deposits with the issuer. Of the $13,918 in outstanding letters of credit, $8,918 expires in January 2005 and $5,000 expires in December 2005. The cash collateral related to the $8,918 is classified in “restricted cash” and the cash collateral related to the $5,000 is included in “other assets” in our balance sheet.

6. Inventories

Inventories consist of the following:

	June 30,		December 31, 2003
	2004	2003
Raw materials	$53,752	$28,726	$27,911
Work in process	21,329	—	—
Finished goods	102,323	67,409	62,986

Inventories, net	$177,404	$96,135	$90,897

In January 2004, we entered into manufacturing agreements with our contract manufacturers whereby we assume all risks and benefits of ownership of the component parts and materials. As a result, we recorded $21.3 million of work in process at June 30, 2004.

7. License Acquisition

In January 2004, the Company entered into a ten-year technology license agreement with a third party to jointly develop and customize our respective technologies to be combined in a platform and related licensed products. The agreement calls for contractual payments of $6,000 in license fees, payable in 2004, of which $3,000 has been paid at June 30, 2004. The $6,000 license fee is included in intangible assets on the balance sheet and is being amortized to expense on a straight-line basis over the life of the contract.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

8. Comprehensive Loss

Comprehensive loss is comprised of net loss and currency translation adjustment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(7,407)	$(3,926)	$(19,230)	$(4,895)

Currency translation adjustment.	(72)	30	(117)	(27)

Comprehensive loss	$(7,479)	$(3,896)	$(19,347)	$(4,922)

9. Derivative Financial Instruments

The Company transacts business in various foreign currencies, primarily in the British Pound, Canadian Dollar and European currency or Euros. In order to protect itself against reductions in the value and volatility of future cash flows caused by changes in currency exchange rates, the Company implemented a foreign exchange hedging program for its transaction exposure on January 9, 2004. The program utilizes foreign exchange forward contracts to hedge foreign currency exposures of underlying non-functional currency monetary assets and liabilities that are subject to remeasurement. The exposures are generated primarily through intercompany sales in foreign currencies. The hedging program reduces, but does not always eliminate, the impact of the remeasurement of balance sheet items due to movements of currency exchange rates.

The Company does not use forward exchange hedging contracts for speculative or trading purposes. All forward contracts are carried on the balance sheet as assets or liabilities and the contract’s corresponding gains and losses are recognized immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. These gains and losses are included in “Other income (expense), net” on the Statement of Operations.

The Company realized a net loss of $67 and a net gain of $796 for the three and six months ended June 30, 2004, respectively, related to its foreign currency exposure and hedging contracts. Prior to the implementation of our hedging program on January 9, 2004, a net gain of $1,070 was generated by the appreciation of foreign currencies. Subsequent to the implementation of the program and through June 30, 2004, the Company recorded a net loss of $274, which includes an expense of $315 for forward points paid on the hedging contracts.

At June 30, 2004, the Company had outstanding foreign exchange forward contracts, all with maturities of approximately one month, to purchase and sell approximately $36,500 in foreign currencies, including British Pounds, Canadian Dollars, Euros and Mexican Pesos. At June 30, 2004, the fair value of these contracts was not significant. The counterparties to these contracts are substantial and creditworthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts are not considered to be material. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no assurances that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations.

10. Net Loss Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share (“SFAS 128”), which requires the presentation of basic net income (loss) per common share and diluted net income (loss) per common share. Basic net income (loss) per common share excludes any dilutive effects of options, warrants and convertible securities.

If the Company had reported net income for the three and six months ended June 30, 2004, the calculation of diluted net income per share also would have included 1,786 and 2,003 of common equivalent shares related to outstanding stock options. If the Company had reported net income for the three and six months ended June 30, 2003, the calculation of diluted net income per share also would have included 3,326 and 3,605 of common equivalent shares related to outstanding stock options.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

11. Segment Reporting

The Company’s reportable segments include U.S. Consumer, International and Education and Training.

The U.S. Consumer segment includes the design, production and marketing of electronic educational toys and books, sold primarily through U.S. retail channels. In the International segment, the Company designs, markets and sells products for sale mainly through retail channels in non-U.S. markets. The Education and Training segment includes the SchoolHouse division, which designs, produces and markets educational instructional materials sold primarily to pre-K through 8th grade school systems. The Education and Training segment also designs, produces and markets adult learning products.

	Net Sales	Income / (Loss) from operations
Three Months Ended June 30, 2004
U.S. Consumer	$47,720	$(18,304)
International	13,809	(519)
Education and Training	19,285	7,160

Total	$80,814	$(11,663)

Three Months Ended June 30, 2003
U.S. Consumer	$45,762	$(10,849)
International	9,128	1,019
Education and Training	13,140	1,888

Total	$68,030	$(7,942)

Six Months Ended June 30, 2004
U.S. Consumer	$94,218	$(38,125)
International	29,833	182
Education and Training	28,395	7,034

Total	$152,446	$(30,909)

Six Months Ended June 30, 2003
U.S. Consumer	$105,426	$(13,519)
International	20,259	2,155
Education and Training	19,078	(120)

Total	$144,763	$(11,484)

	June 30, 2004	June 30, 2003	December 31, 2003
Total Assets
U.S. Consumer	$462,098	$348,287	$489,285
International	41,982	17,726	59,631
Education and Training	2,473	5,066	3,743

Total	$506,553	$371,079	$552,659

12. Legal Proceedings

In May 2004, the Company entered into a confidential settlement agreement and release of all claims with Learning Resources, Inc. As a result of the settlement, the lawsuit against the Company in federal court in Illinois was dismissed with prejudice.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

13. Commitments

In April 2004, the Company entered into a lease for a distribution center located in Fontana, California. The lease is for a building with approximately 600,000 square feet and has a term of 77 months. The Company’s minimum lease obligations over the term of the lease are $13,900.

14. Subsequent Events

In July 2004, the Superior Court of the State of California, County of Alameda, granted the Company’s motion to dismiss the consolidated derivative lawsuit captioned In re LeapFrog Enterprises, Inc. Derivative Litigation with prejudice, denying plaintiffs leave to amend the complaint, and entered final judgment in the action in favor of the Company and the individual officers and directors. The dismissed derivative lawsuit was a consolidation of the Santos v. Michael Wood, et al. complaint, filed in December 2003, and a complaint captioned Capovilla v. Michael Wood, et al., filed in March 2004. The Capovilla complaint alleged identical causes of action as the Santos complaint. Both complaints alleged causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, based upon allegations that certain of the Company’s officers and directors issued or caused to be issued alleged false statements and allegedly sold portions of their stock holdings while in the possession of adverse, non-public information. In April 2004, the Superior Court consolidated both the Santos and Capovilla actions into a single action captioned In re LeapFrog Enterprises, Inc. Derivative Litigation. The Company and the individual officers and directors filed motions to dismiss the consolidated complaint in June 2004.

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

We operate two business groups, which we refer to as our Consumer Group and our Education and Training Group. The Consumer Group includes our U.S. Consumer segment and our International segment. Our Education and Training Group is reported as the Education and Training segment. In the U.S. Consumer segment, which is our largest business segment, we market and sell our products directly to national and regional mass-market and specialty retailers as well as to other retail stores through sales representatives. In our International segment, we sell our products outside the United States directly to overseas retailers and through various distribution and strategic arrangements. Our Education and Training segment, through our SchoolHouse division, mainly targets the school market in the United States, including sales directly to educational institutions, to teacher supply stores and through catalogs aimed at educators. The Education and Training Group also sells adult learning products to third party distributors. For further information regarding our three business segments, see Note 11 to our consolidated financial statements contained elsewhere in this quarterly report.

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

Revenue Recognition

We recognize revenue upon shipment of our products provided that there are no significant post-delivery obligations to the customer and collection is reasonably assured, which generally occurs upon shipment, either from our U.S. or Asian distribution facilities or directly from our third-party manufacturers. Net sales represent gross sales less negotiated price allowances related to volume purchasing levels and various promotional programs, estimated returns, and allowances for defective products. Less than 1% of our revenue is deferred and recognized as revenue over a period of twelve to eighteen months, which is the estimated period of use of the products.

Allowances For Accounts Receivable

We provide estimated allowances for product returns, charge backs, promotional allowances, and defectives on product sales in the same period that we record the related revenue. We estimate our allowances by utilizing historical information for existing products. For new products, we estimate our allowances for product returns on specific terms for product returns and our experience with similar products. In estimating returns, we analyze (i) historical returns and sales patterns, (ii) analysis of credit memo data, (iii) current inventory on hand at customers, (iv) changes in demand and (v) introduction of new products. We continually assess the historical rates experience and adjust our allowances as appropriate, and consider other known factors. If actual product returns, charge backs and defective products are greater than our estimates, additional allowances may be required.

We also reduce accounts receivable by an allowance for amounts that may become uncollectible in the future. This allowance is an estimate based primarily on our management’s evaluation of the customer’s financial condition, past collection history and aging of the receivable. If the financial condition of any of our customers deteriorates, resulting in impairment of its ability to make payments, additional allowances may be required.

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

Intangible Assets

Intangible assets, including excess purchase price over the cost of net assets acquired, arose from our September 23, 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, our acquisition of substantially all the assets of Explore Technologies on July 22, 1998, our acquisition of certain trademark rights in February 2003, and the purchase of a technology license in January 2004. At June 30, 2004, our intangible assets had a net balance of $30.5 million. This balance included $19.5 million of goodwill, which is not subject to amortization. At December 31, 2003, we tested our goodwill and other intangible assets for impairment based on a combination of the fair value of the cash flows that the business can be expected to generate in the future, known as the income approach, and the fair value of the business as compared to other similar publicly traded companies, known as the market approach. Based on this assessment we determined that no adjustments were necessary to the stated values. We review intangible assets, as well as other long-lived assets, annually and whenever events or circumstances indicate the carrying amount may not be fully recoverable.

Content Development, Home Video Production and Tooling Capitalization

Our management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

We capitalize the prepublication costs of books as content development costs. Only costs incurred with outside parties are capitalized. In the second quarter of 2004, we capitalized $0.4 million of content development costs, $0.1 million of which pertained to our Education and Training segment. In the second quarter of 2003, we capitalized $0.4 million of content development costs, $0.3 million of which pertained to our Education and Training segment. In the six months ended June 30, 2004, we capitalized $1.1 million of content development costs, $0.3 million of which pertained to our Education and Training segment. In the six months ended June 30, 2003, we capitalized $1.4 million of content development costs, $1.1 million of which pertained to our Education and Training segment. We depreciate these assets from the time of publication over their estimated useful lives, estimated to be three years, using the sum of years digits method. If the related content is deemed to have a shorter useful life, the depreciation period is adjusted over the new useful life.

We capitalize costs related to the production of home video in accordance with AICPA Statement of Accounting Position No. 00-2, “Accounting by Producers or Distributors of Film.” Video production costs are amortized based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources on an individual production basis. In the second quarter of 2004, we capitalized $0.7 million of video production cost and amortized a minimal amount. In the six months ended June 30, 2004, we capitalized $0.9 million and amortized $0.3 million of video production costs. In the three and six months ended June 30, 2003, we capitalized $0.3 million and $0.8 million, respectively, and did not record any amortization as we had not sold any units in the period. If the related video production costs are deemed to have lower gross revenues than originally expected, the remaining balance is written off over the revised revenue stream. We capitalize costs related to manufacturing tools developed for our products. We capitalized $1.7 million and $1.9 million in the second quarter of 2004 and 2003, respectively. In the six months ended June 30, 2004, we capitalized $3.4 million and $2.7 million, respectively. We depreciate these assets on a straight-line basis, in cost of sales, over an estimated useful life of two years. If the related product line or our manufacturing production results in a shorter life than originally expected, we write off the remaining balance when we remove the tool from production.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

The following table sets forth selected information concerning our results of operations as a percentage of consolidated net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	54.9	47.3	55.1	47.2

Gross Profit	45.1	52.7	44.9	52.8
Operating expenses:
Selling, general and administrative	33.9	32.2	35.5	30.0
Research and development	16.7	19.5	18.0	19.1
Advertising	6.9	9.3	9.3	8.8
Depreciation and amortization	2.2	3.3	2.3	2.9

Total operating expenses	59.6	64.3	65.2	60.8

Loss from operations	(14.4)	(11.7)	(20.3)	(7.9)
Interest and other income (expense) net	0.5	2.1	1.1	2.3

Loss before benefit for income taxes	(13.9)	(9.6)	(19.2)	(5.6)
Benefit for income taxes	(4.7)	(3.8)	(6.6)	(2.3)

Net loss	(9.2)%	(5.8)%	(12.6)%	(3.4)%

Net Sales

Net sales increased by $12.8 million, or 19%, from $68.0 million in the three months ended June 30, 2003 to $80.8 million in the three months ended June 30, 2004. The net sales increase resulted primarily from higher sales in our Education and Training segment and strong sales expansion in our International segment. Foreign currency exchange rates favorably impacted our total company net sales by approximately 1% due to stronger international currencies.

Net sales for each segment, in dollars and as a percentage of total company net sales, were as follows:

	Three Months Ended June 30,
	2004		2003		Change
Segment	$(1)	% of Total Company Sales	$(1)	% of Total Company Sales	$(1)%
U.S. Consumer	$47.7	59%	$45.8	68%	$1.9	4%
International	13.8	17%	9.1	13%	4.7	51%
Education and Training	19.3	24%	13.1	19%	6.2	47%

Total Company	$80.8	100%	$68.0	100%	$12.8	19%

(1)	In millions.

U.S. Consumer. Our U.S. Consumer segment’s net sales increased by $1.9 million, or 4%, from $45.8 million in the second quarter of 2003 to $47.7 million in the second quarter of 2004. This segment comprised 59% of total company net sales for the second quarter of 2004 compared to 68% for the same period in 2003. Due to the seasonal nature of our business, the second quarter sales trend and product mix is not necessarily indicative of our expected full year results.

Net sales of platform, software and stand-alone products in dollars and as a percentage of the segment’s net sales were as follows:

	Net Sales				% of Total
	Three Months Ended June 30,		Change		Three Months Ended June 30,
	2004(1)	2003(1)	$(1)%		2004	2003
Platform	$26.6	$24.5	$2.1	9%	55.8%	53.5%
Software	7.6	8.9	(1.3)	(14)%	15.9%	19.3%
Stand-alone	13.5	12.4	1.1	9%	28.3%	27.2%

Net Sales	$47.7	$45.8	$1.9	4%	100.0%	100.0%

(1)	In millions

The net sales increase in this segment in the second quarter of 2004 compared to the same period in 2003 was a result of the following factors:

•	Higher platform sales related primarily to our LeapPad family of platforms. These platforms increased primarily due to strong sales of both our old and new generation of LeapPad family of platforms. Our new generation of LeapPad platforms consists of the LittleTouch LeapPad and the LeapPad Plus Writing platforms, while our older generation of LeapPad platforms consists of our Classic LeapPad, My First LeapPad and Quantum Pad platforms.

•	Higher stand-alone sales resulting primarily from higher sales of our Fridge Phonics magnetic letters, Leapstart learning table and Alphabet Pal products.

•	Lower software sales related primarily to our LeapPad family of platforms. Software sales of our LeapPad family of platforms decreased primarily due to lower software sales related to our Classic LeapPad and Quantum Pad platforms. We are in the process of rolling out innovative marketing programs focused on increasing demand for our software products. One of the initiatives, which we have communicated to our U.S. retail customers, includes revamping the packaging of our LeapPad family of software. We believe the retailers have held down their orders of software products in anticipation of these new packaging changes. In addition, we expect to release a large number of software titles in the third and fourth quarters of 2004 for our LeapPad family of platforms and our Leapster multimedia learning system platform, which we believe will increase software sales for the full year.

International. Our International segment’s net sales increased by $4.7 million, or 51%, from $9.1 million in the second quarter of 2003 to $13.8 million in the second quarter of 2004. This segment comprised 17% of total company net sales for the second quarter of 2004 as compared to 13% in the same period in 2003. The net sales increase in this segment was primarily due to higher sales in the United Kingdom and France and new distributor sales in Australia, partially offset by a decrease in Canada. The increase in sales in both the United Kingdom and France was primarily due to larger market penetration resulting from more localized products and increased brand awareness. The net sales decrease in Canada was primarily due to the timing of shipments as some retailers placed their second quarter orders earlier in the first quarter of 2004; net sales to Canada for the first half of 2004 are higher compared to the corresponding period in 2003.

Foreign currency exchange rates favorably impacted our International segment’s net sales by 5% due to stronger international currencies.

We anticipate this upward sales trend in our International segment to continue as we launch even more learning products into our International markets. The three learning platforms that were launched successfully in the U.S. market in late fall of 2003, the Leapster handheld, the LeapPad Plus Writing platform and the LittleTouch LeapPad platform, will be introduced into many of our international markets in the second half of 2004.

Education and Training. Our Education and Training segment’s net sales increased by $6.2 million, or 47%, from $13.1 million in the second quarter of 2003 to $19.3 million in the second quarter of 2004. This segment comprised 24% of total company net sales for the second quarter of 2004 compared to 19% for the same period in 2003.

We believe our investment in this division over the past several years and overall awareness of the LeapFrog brand, combined with the pilot programs this segment has conducted with various school districts, have resulted in consistent sales increases year-over-year. We are experiencing larger orders from our existing customers and have secured orders from new school district customers. We expect the net sales increase trend in this segment to continue as we expand our reach of the LeapFrog brand in schools across the United States.

Gross Profit

Gross profit increased by $0.7 million, or 2%, from $35.8 million in the second quarter of 2003 to $36.5 million in the second quarter of 2004. Gross profit as a percentage of net sales, or gross profit margin, decreased from 52.7% in the second quarter of 2003 to 45.1% in the second quarter of 2004. The decrease in gross profit margin was primarily due to lower gross profit margin in our U.S. Consumer segment, and to a lesser extent our International segment, partially offset by increased gross profit margin in our Education and Training segment.

Gross profit for each segment and the related percentage of the segment’s net sales were as follows:

	Three Months Ended June 30,
	2004		2003		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$17.6	36.9%	$23.4	51.1%	$(5.8)	(25)%
International	5.9	42.7%	4.0	44.2%	1.9	46%
Education and Training	13.0	67.2%	8.4	63.9%	4.6	54%

Total Company	$36.5	45.1%	$35.8	52.7%	$0.7	2%

(1)	In millions.

U.S. Consumer. Our U.S. Consumer segment’s gross profit decreased by $5.8 million, or 25%, from $23.4 million in the second quarter of 2003 to $17.6 million in the second quarter of 2004. Gross profit margin decreased from 51.1% in the second quarter of 2003 to 36.9% in the second quarter of 2004. The decrease in gross profit margin year-over-year was primarily due to:

•	Unfavorable product mix. A higher percentage of our sales were from our new platforms, LeapPad Plus Writing, LittleTouch LeapPad and Leapster, which generally have lower margins than our older platforms. In addition, sales of our software products, which generally have a higher margin than our platform and stand-alone products, decreased year-over-year.

•	Price reductions on our mature platforms, the Classic LeapPad, My First LeapPad and Quantum Pad platforms, in order to achieve lower retail prices and drive future sales of these platforms and related software.

•	Higher expenses for scrap, excess and obsolete inventory, related to certain packaging materials and slow moving Mind Station products.

•	Higher fixed expenses as a percentage of net sales. Fixed expenses related to our costs of goods sold, such as warehousing and freight, increased year-over-year resulting primarily from our higher inventory levels. Depreciation of capitalized tooling expenses were also higher resulting from the additional manufacturing equipment purchased primarily to produce our new platforms.

We anticipate gross profit margin for our U.S. Consumer segment to be higher for the full year of 2004 than for the second quarter as manufacturing volume increases and we begin to realize lower costs of production, particularly on the new platforms launched in the second half of 2003. We also anticipate improved gross margins resulting from favorable product mix, as software sales should comprise a larger percentage of the segment’s total sales with our expanded library of software titles that will be available in the second half of the year.

International. Our International segment’s gross profit increased by $1.9 million, or 46%, from $4.0 million in the second quarter of 2003 to $5.9 million in the second quarter of 2004. Gross profit margin decreased from 44.2% in the second quarter of 2003 to 42.7% in the second quarter of 2004. The decrease in gross profit margin year-over-year was primarily due to a greater proportion of lower margin sales to some of our distributors, primarily in Australia, and higher discounts, allowances, warehousing and freight expenses, offset by lower character royalty expense.

Education and Training. Our Education and Training segment’s gross profit increased by $4.6 million, or 54%, from $8.4 million in the second quarter of 2003 to $13.0 million in the second quarter of 2004. Gross profit margin increased from 63.9% in the second quarter of 2003 to 67.2% in the second quarter of 2004. The increase in gross profit margin year-over-year was primarily due to increased net sales leverage achieved as the segment’s fixed expenses represent a lower percentage of those sales.

We anticipate gross profit margin for our International and Education and Training segments to be higher for the full year of 2004 than for the second quarter as we gain more sales leverage on the fixed expenses in these segments’ cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $5.5 million, or 25%, from $21.9 million in the second quarter of 2003 to $27.4 million in the second quarter of 2004. As a percentage of net sales, selling, general and administrative expenses increased from 32.2% in the second quarter of 2003 to 33.9% in the second quarter of 2004. The increase in selling, general and administrative expenses was primarily due to:

•	Increased spending in both our U.S. Consumer and International segments primarily due to higher compensation expenses resulting from increased headcount.

•	Higher litigation expense resulting from the outstanding litigation.

•	Higher consulting expense resulting from the implementation of the internal control requirements of the Sarbanes-Oxley Act.

We anticipate selling, general and administrative expenses to be higher in dollars and as a percentage of net sales for the full year of 2004 compared to 2003, primarily due to anticipated higher litigation expenses, and to support our continued expansion and growth in sales.

Research and Development Expenses

Research and development expenses increased by $0.2 million, or 1%, from $13.3 million in the second quarter of 2003 to $13.5 million in the second quarter of 2004. As a percentage of net sales, research and development expenses decreased from 19.5% in the second quarter of 2003 to 16.7% in the second quarter of 2004. Research and development expenses in our U.S. Consumer and International segments were higher in dollars year-over-year. As a percentage of net sales, these expenses remained relatively flat in our U.S. Consumer segment while increasing in our International segment. Research and development expenses in our Education and Training segment decreased in dollars year-over-year and as a percentage of net sales, primarily due to timing. Some research and development expenses in our Education and Training segment have shifted to the second half of 2004.

Research and development expenses, which we classify into two categories, product development and content development, were as follows:

	Three Months Ended June 30,
	2004		2003		Change
	$(1)	% of Net sales	$(1)	% of Net sales	$(1)%
Product development	$6.3	7.8%	$5.8	8.5%	$0.5	9%
Content development	7.2	8.9%	7.5	11.1%	(0.3)	(4)%

Research & Development	$13.5	16.7%	$13.3	19.5%	$0.2	1%

(1)	In millions.

Product development expenses increased by $0.5 million, or 9%, primarily resulting from spending on the development and engineering for our new platforms and stand-alone products and updates of our existing product lines.

Content development expenses decreased by $0.3 million, or 4%, primarily due to timing, as most of the spending will take place in the second half of 2004.

We anticipate research and development expenses to be higher in dollars for the full year of 2004 compared to 2003 primarily due to increased content offerings and development of new platforms and stand-alone products, but to remain relatively flat as a percentage of net sales.

Advertising Expense

Advertising expense decreased by $0.8 million, or 13%, from $6.3 million in the second quarter of 2003 to $5.5 million in the second quarter of 2004. As a percentage of net sales, advertising expense decreased from 9.3% in 2003 to 6.9% in 2004.

The dollar decrease in advertising expense for the second quarter of 2004 as compared to the corresponding period of the prior year was primarily due to:

•	Lower spending on television advertising in our U.S. Consumer segment due to an earlier Easter season this year compared to last year. Our advertising for Easter fell in the first quarter of 2004 compared to last year when our Easter holiday advertising expenses were in the second quarter of 2003. Television advertising expense for the first half of 2004 was relatively flat compared to the same period last year.

•	Partially offset by higher advertising spending for our catalogs and increased spending on in-store Leapster platform merchandising displays and related servicing fees.

Advertising expense in our International segment increased by $1.0 million, or 145% year-over-year, primarily due to continued effort to promote brand awareness and introduce our newest products to the international markets.

Historically, our advertising expense has increased significantly in dollars and as a percentage of net sales in the third and fourth quarters due to the concentration of our television advertising in the pre-holiday selling period. We anticipate that this seasonal trend will continue in 2004, but we expect that our full year advertising spending will be in line with last year as a percentage of sales.

Depreciation and Amortization Expenses (excluding depreciation of tooling and amortization of content development expenses, which are included in cost of sales)

Depreciation and amortization expenses decreased by $0.6 million, or 23%, from $2.3 million in the second quarter of 2003, to $1.7 million in the second quarter of 2004. As a percentage of net sales, depreciation and amortization expenses decreased to 2.2% in the second quarter of 2004 compared to 3.3% for the same period in 2003. The decrease in depreciation and amortization expense year-over-year was primarily due to the amortization of our website development costs. We had fully amortized our capitalized website development costs in the third quarter of 2003. In the second quarter of 2003, we amortized $0.8 million of capitalized website development cost. This decrease in capitalized website development costs was partially offset by higher depreciation of computers and software resulting from the continued expansion of our business.

Loss From Operations

Our loss from operations increased by $3.8 million, or 47%, from $7.9 million in the second quarter of 2003 to $11.7 million in the second quarter of 2004.

Income or loss from operations for each segment and the related percentage of segment net sales were as follows:

	Three Months Ended June 30,
	2004		2003		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$(18.3)	(38.4)%	$(10.8)	(23.7)%	$(7.5)	(69)%
International	(0.5)	(3.8)%	1.0	11.2%	(1.5)	(151)%
Education and Training	7.2	37.1%	1.9	14.4%	5.3	279%

Total Company	$(11.7)	(14.4)%	$(7.9)	(11.7)%	$(3.8)	(47)%

(1)	In millions.

U.S. Consumer. Our U.S. Consumer segment’s loss from operations increased by $7.5 million, or 69%, from $10.8 million in the second quarter of 2003 to $18.3 million in the second quarter of 2004. As a percentage of net sales, loss from operations increased from (23.7)% in the second quarter of 2003 to (38.4)% in the second quarter of 2004. The larger net loss from operations in our U.S. Consumer segment is due to decreased gross margin and higher operating expenses due to the factors discussed above.

International. Our International operating results decreased by $1.5 million, or 151%, from income of $1.0 million or 11.2% of net sales in 2003, to a loss of $0.5 million or (3.8)% of net sales in the same period in 2004. The lower operating results in this segment was primarily due to higher operating expenses, partially offset by higher net sales.

Education and Training. Our Education and Training segment’s income from operations improved by $5.3 million, or 279%, from $1.9 million in the second quarter of 2003 to $7.2 million in the second quarter of 2004. As a percentage of net sales, income from operations increased from 14.4% in the second quarter of 2003 to 37.1% in the second quarter of 2004. The segment’s increased operating income resulted from higher net sales. We anticipate this segment will be profitable for the full year.

Other

Net interest income increased by $0.1 million from $0.4 million in the second quarter of 2003 to $0.5 million in the second quarter of 2004. This increase was due to higher interest income resulting from our larger average cash balances and increased interest rates on invested balances.

Other income/(expense) decreased by $1.1 million, from income of $1.0 million in the second quarter of 2003 to an expense of $0.1 million in the second quarter of 2004. The gain in the second quarter of 2003 was related to the fluctuation of foreign currency exchange rates. As disclosed in note 9 of the notes to our financial statements, we implemented a foreign exchange hedging program on January 9, 2004, which is designed to minimize the impact of currency exchange rate movements on remeasurable balance sheet items.

Our effective tax rate was 34.1% for the three months ended June 30, 2004 compared to 40.0% for the same period in 2003. The lower effective tax rate in 2004 was primarily the result of our supply chain project in Asia, implemented in 2004.

Net Loss

In the second quarter of 2004, we realized a net loss of $7.4 million, or (9.2)% of net sales, as a result of the factors described above. In the comparable period in 2003, we realized a net loss of $3.9 million, or (5.8)% of net sales.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net Sales

Net sales increased by $7.7 million, or 5%, from $144.8 million in the six months ended June 30, 2003 to $152.4 million in the six months ended June 30, 2004. The net sales increase resulted primarily from higher sales in our International and Education and Training segments, partially offset by lower sales in our U.S. Consumer segment. Foreign currency exchange rates favorably impacted our total company net sales by approximately 1% due to stronger international currencies.

Net sales for each segment, in dollars and as a percentage of total company net sales, were as follows:

	Six Months Ended June 30,
	2004		2003		Change
Segment	$(1)	% of Total Company Sales	$(1)	% of Total Company Sales	$(1)%
U.S. Consumer	$94.2	62%	$105.4	73%	$(11.2)	(11)%
International	29.8	19%	20.3	14%	9.6	47%
Education and Training	28.4	19%	19.1	13%	9.3	49%

Total Company	$152.4	100%	$144.8	100%	$7.7	5%

(1)	In millions.

U.S. Consumer. Our U.S. Consumer segment’s net sales decreased by $11.2 million, or 11%, from $105.4 million in the six months ended June 30, 2003 to $94.2 million for the same period in 2004. This segment comprised 62% of total company net sales in 2004 compared to 73% for the same period in 2003. Due to the seasonal nature of our business, the second quarter sales trend and product mix is not necessarily indicative of our expected full year results.

Net sales of platform, software and stand-alone products in dollars and as a percentage of total net sales were as follows:

	Sales				% of Total
	Six Months Ended June 30,		Change		Six Months Ended June 30,
	2004(1)	2003(1)	$(1)%		2004	2003
Platform	$39.7	$40.6	$(0.9)	(2)%	42.2%	38.5%
Software	28.7	37.6	(8.9)	(24)%	30.5%	35.7%
Stand-alone	25.8	27.2	(1.4)	(6)%	27.3%	25.8%

Net Sales	$94.2	$105.4	$(11.2)	(11)%	100.0%	100.0%

(1)	In millions

The net sales decrease in this segment in the six months ended June 30, 2004 compared to the same period in 2003 was a result of the following factors:

•	Lower orders from retailers reluctant to take on additional inventory, particularly in the first quarter of 2004. Net sales in this segment decreased by $13.2 million, or 22% in the first quarter of 2004 compared to the same period in 2003. Net sales in the second quarter for this segment increased by $1.9 million, or 4%, year-over-year.

•	Financial difficulties of some large retailers, including FAO Schwarz and KB Toys. These two retailers accounted for approximately 6% of our U.S. Consumer sales in the first half of 2003, compared with less than 3% for the same period in 2004.

•	Decreased software sales. Software sales of our LeapPad family of platforms decreased in the first half of 2004 compared to the same period in 2003, primarily due to large decreases in software sales for our Classic LeapPad and Quantum Pad platforms. We are in the process of rolling out marketing programs focused on increasing demand for our software products. One of the initiatives, that we have communicated to our retailers includes revamping the packaging of our LeapPad family of software, which we believe negatively impacted software sales during the period. In addition, we expect to release a large number of software titles in the third and fourth quarters of 2004 for our LeapPad family of platforms and our Leapster multimedia learning system platform, which we believe will increase software sales for the full year.

International. Our International segment’s net sales increased by $9.6 million, or 47%, from $20.3 million in the first half of 2003 to $29.8 million in the first half of 2004. This segment comprised 19% of total company net sales for the first half of 2004 as compared to 14% for the same period in 2003. The net sales increase in this segment was primarily due to higher sales in the United Kingdom and France, new sales from distributors in Australia, and to a lesser extent in Canada. The increase in sales in both the United Kingdom and France was primarily due to larger market penetration resulting from more localized products and brand awareness.

Foreign currency exchange rates favorably impacted our International segment’s net sales by approximately 7% due to stronger international currencies.

Education and Training. Our Education and Training segment’s net sales increased by $9.3 million, or 49%, from $19.1 million in the first half of 2003 to $28.4 million in the first half of 2004. This segment comprised 19% of total company net sales for the first half of 2004 compared to 13% for the same period in 2003. Our SchoolHouse division accounts for substantially all of the results of our Education and Training segment. The increase in net sales in this segment was primarily due to larger orders from our existing customers and new school district orders resulting from the continued market penetration of this segment’s flagship product, the LeapTrack learning system. The LeapTrack learning system features the LeapPad and Quantum Pad personal learning tools or PLTs. In addition, our SchoolHouse division experienced strong sales of our interactive content library resulting from successful direct marketing promotions, an overall expansion of a dedicated sales force, increased product offerings and strengthened brand awareness.

Gross Profit

Gross profit decreased by $8.1 million, or 11%, from $76.5 million in the first half of 2003 to $68.4 million in the first half of 2004. Gross profit as a percentage of net sales, or gross profit margin, decreased from 52.8% in the first half of 2003 to 44.9% for the same period in 2004. The decrease in gross profit margin was primarily due to lower gross profit margin in our U.S. Consumer segment, partially offset by increased gross profit margin in our Education and Training segments.

Gross profit for each segment and the related percentage of segment net sales were as follows:

	Six Months Ended June 30,
	2004		2003		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$37.1	39.4%	$54.6	51.8%	$(17.5)	(32)%
International	13.1	44.0%	10.0	49.4%	3.1	31%
Education and Training	18.2	64.0%	11.9	62.2%	6.3	53%

Total Company	$68.4	44.9%	$76.5	52.8%	$(8.1)	(11)%

(1)	In millions.

U.S. Consumer. Our U.S. Consumer segment’s gross profit decreased by $17.5 million, or 32%, from $54.6 million in the first half of 2003 to $37.1 million in the first half of 2004. Gross profit margin decreased from 51.8% in the first half of 2003 to 39.4% in the first half of 2004. The decrease in gross profit margin year-over-year was primarily due to the following factors:

•	Unfavorable product mix resulting from lower software sales, which have a higher margin than our other products, and a higher percentage of sales from of our new lower margin platforms.

•	Price reductions on our mature platforms to drive future sales of these platforms and their related software products.

•	Higher expenses for scrap, excess and obsolete inventory, primarily resulting from scrapping certain packaging materials and increasing our reserves for our slow moving Mind Station products.

•	Higher fixed expenses as a percentage of net sales, such as higher warehousing and freight resulting from increased inventory levels, and higher depreciation of capitalized tooling expenses resulting from the purchase of tooling equipments for our new platforms.

International. Our International segment’s gross profit increased by $3.1 million, or 31%, from $10.0 million in the first half of 2003 to $13.1 million in the first half of 2004. Gross profit margin decreased from 49.4% in the first half 2003 to 44.0% in the first half of 2004. The decrease in gross profit percent year-over-year was primarily due to a larger proportion of lower margin sales to some of our distributors, higher discounts and allowances, higher warehousing and freight expenses.

Education and Training. Our Education and Training segment’s gross profit increased by $6.3 million, or 53%, from $11.9 million in the first half of 2003 to $18.2 million in the first half of 2004. Gross profit margin increased from 62.2% in the first half of 2003 to 64.0% for the same period in 2004. The increase in gross profit margin year-over-year was primarily due to increased net sales leverage as the segment’s fixed expenses represent a lower percentage of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $10.7 million, or 25%, from $43.4 million in the first half of 2003 to $54.1 million in the first half of 2004. As a percentage of net sales, selling, general and administrative expenses increased from 30.0% in the first half of 2003 to 35.5% for the same period in 2004. The increase in selling, general and administrative expenses was primarily due to higher spending in both our U.S. Consumer and International segments which consisted of higher compensation expenses due to increased headcount, higher bad debt expense related to the bankruptcy of KB Toys, and higher consulting expenses resulting from the implementation of the internal control requirements of the Sarbanes-Oxley Act.

Research and Development Expenses

Research and development expenses decreased by $0.3 million, or 1%, from $27.7 million in the first half of 2003 to $27.4 million in the first half of 2004. As a percentage of net sales, research and development expenses decreased from 19.1% in the first half of 2003 to 18.0% for the same period in 2004. The decrease in dollars was primarily due to the timing of spending, primarily in our Education and Training segment, as some development has been shifted to the second half of 2004.

Research and development expenses, which we classify into two categories, product development and content development, were as follows:

	Six Months Ended June 30,
	2004		2003		Change
	$(1)	% of Net sales	$(1)	% of Net sales	$(1)%
Product development	$12.9	8.4%	$11.8	8.2%	$1.1	9%
Content development	14.5	9.5%	15.9	11.0%	(1.4)	(8)%

Research & Development	$27.4	18.0%	$27.7	19.1%	$(0.3)	(1)%

(1)	In millions.

Product development expenses increased by $1.1 million, or 9%, primarily resulting from spending on the development and engineering for our new platforms and stand-alone products and refreshes of our existing product lines.

Content development expenses decreased by $1.4 million, or 8%, primarily due to timing as most of the spending will take place in the second half of 2004.

We anticipate research and development expenses to be higher in dollars for the full year of 2004 compared to 2003 primarily due to increased content offerings and development of new platforms and stand-alone products, but to remain relatively flat as a percentage of net sales.

Advertising Expense

Advertising expense increased by $1.5 million, or 12%, from $12.7 million in the first half of 2003 to $14.2 million in the first half of 2004. As a percentage of net sales, advertising expense increased from 8.8% in 2003 to 9.3% in 2004.

The increase in advertising expense for the first half of 2004 as compared to the corresponding period of the prior year was primarily due to higher spending on in-store Leapster platform merchandising displays and related servicing fees, and higher spending for our catalogs. Television advertising expense for the first half of 2004 was relatively flat compared to the same period last year.

Depreciation and Amortization Expenses (excluding depreciation of tooling and amortization of content development expenses, which are included in cost of sales)

Depreciation and amortization expenses decreased by $0.7 million, or 15%, from $4.2 million in the first half of 2003, to $3.5 million in the first half of 2004. As a percentage of net sales, depreciation and amortization expenses decreased from 2.9% in the first half of 2003 compared to 2.3% for the same period in 2004. The decrease in depreciation and amortization expense year-over-year was primarily due to the fact that capitalized website development expense have been fully amortized in the third quarter of 2003. In the first half of 2003, we amortized $1.6 million in capitalized website development costs. This decrease was partially offset by higher depreciation for computers and software resulting from the continued expansion of our businesses.

Loss From Operations

Our loss from operations increased by $19.4 million, or 169%, from $11.5 million in the first half of 2003 to $30.9 million in the first half of 2004.

Income or loss from operations for each segment and the related percentage of segment net sales were as follows:

	Six Months Ended June 30,				Change
	2004		2003
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$(38.1)	(40.5)%	$(13.5)	(12.8)%	$(24.6)	(182)%
International	0.2	0.6%	2.2	10.6%	(2.0)	(92)%
Education and Training	7.0	24.8%	(0.1)	(0.6)%	7.1	5,962%

Total Company	$(30.9)	(20.3)%	$(11.5)	(7.9)%	$(19.4)	(169)%

(1)	In millions.

U.S. Consumer. Our U.S. Consumer segment’s loss from operations increased by $24.6 million, or 182%, from $13.5 million in the first half of 2003 to $38.1 million in the first half of 2004. As a percentage of net sales, loss from operations increased from (12.8)% in the first half of 2003 to (40.5)% for the same period in 2004. The larger net loss from operations in our U.S. Consumer segment is due to decreased gross margin and higher operating expenses due to the factors discussed above.

International. Our International segment’s operating income decreased by $2.0 million, or 92%, from $2.2 million in the first half of 2003 to $0.2 million in the first half of 2004. As a percentage of net sales, income from operations decreased from 10.6% in the first half of 2003 to 0.6% for the corresponding period in 2004. The lower operating income in this segment was primarily due to higher operating expenses, partially offset by net sales increases.

Education and Training. Our Education and Training segment’s income from operations improved by $7.1 million, from a loss of $0.1 million in the first half of 2004 to an income of $7.0 million for the corresponding period in 2004. As a percentage of net sales, income from operations increased from (0.6)% in the first half of 2003 to 24.8% for the same period in 2004. The segment’s increased operating income resulted from higher net sales combined with lower operating expenses.

Other

Net interest income increased by $0.2 million, from $0.7 million in the first half of 2003 to $0.9 million in the first half of 2004. This increase was due to higher interest income resulting from our larger average cash balances and higher interest rates on invested balances.

Other income decreased by $1.8 million, from $2.6 million in the first half of 2003 to $0.8 million in the second half of 2004, primarily due to a cash settlement we received from Benesse Corporation in the first quarter of 2003, one of our primary distributors in Japan, for the early termination of a two-year sales agreement.

Our effective tax rate was 34.2% for the six months ended June 30, 2004 compared to 40.0% for the same period in 2003. The lower effective tax rate in 2004 was primarily the result of our supply chain project in Asia, implemented in 2004.

Net Loss

In the first half of 2004, we realized a net loss of $19.2 million, or (12.6)% of net sales, as a result of the factors described above. In the comparable period in 2003, we realized a net loss of $4.9 million, or (3.4)% of net sales.

SEASONALITY

Our business is subject to significant seasonal fluctuations. The substantial majority of our net sales and all of our net income are realized during the third and fourth calendar quarters. In addition, our quarterly results of operations have fluctuated significantly in the past, and can be expected to continue to fluctuate significantly in the future, as a result of many factors, including:

•	seasonal influences on our sales, such as the holiday shopping season and back-to-school purchasing;

•	unfavorable product sales mix wherein a higher percentage of our sales are from platforms and stand-alone products, which generally have lower margins than our software products;

•	unpredictable consumer preferences and spending trends;

•	the expansion and contraction of available retail shelf space;

•	the financial condition of our retail customers;

•	the need to increase inventories in advance of our primary selling season; and

•	the timing of orders by our customers and timing of introductions of our new products.

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

LIQUIDITY AND CAPITAL RESOURCES

	June 30,
	2004(1)	2003(1)	Change(1)
Cash and cash equivalents	$103.5	$105.3	$(1.8)
Short term investments	57.0	23.8	33.2

	$160.5	$129.1	$31.4

% of total assets	32%	35%

Restricted Cash
Short Term	$8.9	$—	$8.9
Long Term	5.0	—	5.0

	$13.9	$—	$13.9

Long term investments	$2.4	$—	$2.4

Net cash provided by operating activities	$76.5	$48.7	$27.8
Net cash used in investing activities	(47.6)	(33.0)	(14.6)
Net cash provided by financing activities	4.8	18.8	(14.0)
Effect of exchange rate changes on cash	(0.1)	(0.0)	0.1

Increase in cash and cash equivalents	$33.6	$34.4	$(0.8)

(1)	In millions.

Cash generated in the first half of 2004 consisted primarily of cash flows from operating activities, in particular from accounts receivable collections related primarily to sales in the fourth quarter of 2003.

Our cash flow is very seasonal as approximately 80% of our sales typically occur in the last two quarters of the year as retailers expand inventories for the holiday selling season. Our accounts receivable balances are the highest in these last two quarters, and payments are not due until the first quarter of the following year. Cash used to build inventory is typically the highest in the third quarter as we increase inventory to meet the holiday season demand. However, in 2004 we began increasing our inventory build earlier than in past years in order to be in a better position to fulfill third quarter demand, and to ensure a smooth operational transition as we implement our supply chain management initiatives. These initiatives include the consolidation of our distribution system and the installation of new supply chain management software. As a result of this seasonality, cash flow from operating activities is strongest in the first and fourth quarters of the year as illustrated in the table below:

	Cash Flow From Operating Activities
	2004(1)	2003(1)	2002(1)
1st Qtr	$108.3	$50.1	$40.7
2nd Qtr	(31.8)	(1.4)	(1.5)
3rd Qtr	N/A	(34.0)	(34.0)
4th Qtr	N/A	12.1	17.3

Total	N/A	$26.8	$22.5

(1)	In millions

Operating activities

Net cash provided by operating activities was $76.5 million in the six months ended June 30, 2004 compared to $48.7 million for the same period in 2003.

The $27.8 million increase in net cash provided by operating activities year-over-year was primarily due to the following factors:

•	Higher collections of year-end accounts receivable, which resulted from higher sales in the fourth quarter of 2003 as compared to 2002, and a shift in the timing of those sales. A higher percentage of sales were shipped in the last sixty days of 2003, as compared to the same period in 2002, pushing a higher percentage of collections into the first quarter of 2004.

•	Lower income tax payments resulting from tax benefits related to employee exercise of stock options.

These increases were offset by:

•	Increased inventory purchases. Inventory purchases were higher than last year as we began increasing our inventory build earlier than last year to be in a better position to fulfill third quarter demand, and to ensure a smooth operational transition as we implement our supply chain management initiatives, which include the consolidation of our distribution system and the installation of new supply chain management software.

•	Higher net loss for the six months ended June 30, 2004 compared to the same period in the prior year.

Working Capital – Major Components

Due to the seasonality of our business, our discussion is focused on the changes in working capital components from the current period to the corresponding period last year. We believe comparisons of working capital from our fiscal year end (December 31) to the current period are not meaningful and explanations for such changes are not included.

Accounts receivable

Gross accounts receivable was $77.6 million at June 30, 2004, $62.6 million at June 30, 2003 and $308.8 million at December 31, 2003. Allowances for accounts receivable were $12.3 million at June 30, 2004, $7.5 million at June 30, 2003 and $27.0 million at December 31, 2003. Our days-sales-outstanding, or DSO, at June 30, 2003 and 2004 remained flat at approximately 73.0 days and our DSO at December 31, 2003 was 76.5 days.

The increase in our accounts receivable from June 30, 2003 to June 30, 2004 was primarily due to the increase in net sales in the second quarter of 2004 as compared to the prior year’s second quarter sales. Allowances for accounts receivable, as a percentage of gross accounts receivable, increased from 12.0% at June 30, 2003 to 15.9% at June 30, 2004. The increase was primarily due to higher reserves for promotional activity with our major retailers.

Inventory

Inventory was $177.4 million at June 30, 2004, $96.1 million at June 30, 2003 and $90.9 million at December 31, 2003. Inventory increased by $81.3 million, or 85%, from June 30, 2003 to June 30, 2004.

We believe our inventory balance at June 30, 2003 was not optimal to support demand from our retail customers, and as a result, we incurred substantial shipping and handling costs to expedite orders. To improve our operations and logistics, we have initiated several supply chain management projects, including the strengthening of our finished goods production capabilities, the consolidation of our distribution system, and the implementation of new supply chain management software. In order to gain more control and management over our sourcing and finished goods production capabilities, we have expanded our operations in Asia and formalized relationships with our third party manufacturers by entering into materials sourcing and manufacturing agreements with them. In addition, to ensure a smooth transition and reduce the risk of lost sales as we consolidate our distribution centers and implement new systems, we will maintain increased inventory levels through the transition period.

The $81.3 million increase in inventory from June 30, 2003 to June 30, 2004 consisted primarily of the following:

•	$34.9 million increase in finished goods consisting primarily of our three new platforms, the Leapster, LeapPad Plus Writing and LittleTouch LeapPad learning systems.

•	$25.0 million increase in raw materials due to longer lead times in our manufacturing process and new product components primarily related to Leapster platform products.

•	$21.3 million increase in work in process relating to our assumption of all risks and benefits of component parts and materials under the manufacturing agreements that we entered into with our contract manufacturers.

Accounts payable

Accounts payable was $72.6 million at June 30, 2004, $36.7 million at June 30, 2003 and $86.2 million at December 31, 2003. The increase in accounts payable from June 30, 2003 to June 30, 2004 was primarily due to increased inventory purchases in the second quarter of 2004.

Accrued liabilities

Accrued liabilities were $27.3 million at June 30, 2004, $20.8 million at June 30, 2003 and $44.6 million at

December 31, 2003. The increase in accrued liabilities from June 30, 2003 to June 30, 2004 consisted of $3.0 million in payments due by December 2004 for the purchase of a technology license and the overall increase in operating and warehousing expenses in the second quarter of 2004.

Income taxes payable

Income taxes payable was $0 at June 30, 2004 and 2003 and $4.7 million at December 31, 2003. Essentially all of our income tax payments are made in December and March due to the seasonality of our business. In the first half of 2004, $0.6 million in income tax payments were made compared to $14.1 million in the first half of 2003. The lower income tax payments were primarily due to the tax deduction received for the exercise of stock options, which resulted in a reduction of income taxes payments of approximately $16.0 million in 2004. We expect this benefit to be lower in the future.

Investing activities

Net cash used in investing activities was $47.6 million in the six months ended June 30, 2004, compared to $33.0 million for the same period in 2003. The primary components of net cash used in investing activities for the first half of 2004 compared to the fist half of 2003 were:

•	Net purchases of short-term investments of $30.7 million in 2004 compared with $21.4 million in 2003.

•	Purchase of property and equipment of $10.6 million in 2004, primarily related to our supply chain initiatives and manufacturing tools. In 2003, we used $8.6 million for purchases of property and equipment related primarily to computers and software and manufacturing tools.

•	Purchase of intangible assets of $6.3 million, primarily related to a technology license agreement we entered into in the first quarter of 2004. In 2003, we used $3.0 million for the purchase of intangible assets for certain trademark rights in connection with the settlement of a lawsuit.

Financing activities

Net cash provided by financing activities was $4.8 million in the six months ended June 30, 2004 compared to $18.8 million for the same period in 2003. The primary component of cash provided by financing activities in both years was proceeds received from the exercise of stock options and purchases of our common stock pursuant to our employee stock purchase plan. Included in 2003 is the receipt of $2.6 million from the payment of notes receivable from stockholders.

Financial Condition

We believe our current cash and short-term investments and anticipated cash flow from operations will be sufficient to meet our working capital and capital requirements through the end of 2005.

We estimate that our capital expenditures for 2004 will be between $19.0 million and $24.0 million, as compared to $15.8 million in 2003. The increase in our 2004 estimate over 2003 is primarily related to additional purchased computers and software and leasehold improvements related to our supply chain initiatives and additional manufacturing tool purchases for use in the production of both existing and new products.

We have access to an unsecured credit line to fund our operations if needed. This unsecured credit facility of $30 million was entered into on December 31, 2002, with an option to increase the facility to $50 million, for working capital purposes. This agreement was amended in February 2004 to raise the allowable limit of investment in our foreign subsidiaries. The agreement requires that we comply with certain financial covenants, including the maintenance of a minimum quick ratio on a quarterly basis and a minimum level of EBITDA on a rolling quarterly basis. We were in compliance with these covenants at June 30, 2004. The level of a certain financial ratio maintained by us determines interest rates on borrowings. The interest rate will be between prime and prime plus 0.25% or LIBOR plus 1.25% and LIBOR plus 2.00%. We had outstanding letters of credit of $14.1 million as of June 30, 2004, of which $13.9 million was cash collateralized and $0.2 million was secured by our credit line. Our outstanding letters of credit at June 30, 2003 were $0.3 million. At June 30, 2004, $29.8 million of unused borrowings were available to us.

Commitments

We have provided irrevocable standby letters of credit to several of our inventory manufacturers and one technology partner. The standby letters of credit guarantee performance of the obligations of certain of our foreign subsidiaries to pay for trade payables and contractual obligations of up to $13.9 million and are fully secured by cash deposits with the issuer. Of the $13.9 million in outstanding letters of credit, $8.9 million expires in January 2005 and $5.0 million expires in December 2005. The cash collateral related to the $8.9 million is classified in “restricted cash” and the $5.0 million is included in “other assets” on our balance sheet.

In April 2004, we entered into a lease for a distribution center located in Fontana, California. The lease is for a building with approximately 600,000 square feet and has a term of 77 months. Our minimum lease obligations over the term of the lease are $13.9 million.

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

Sales of consumer electronics and toy products in the retail channel are highly seasonal, causing the substantial majority of our sales to U.S. retailers to occur during the third and fourth quarters. In 2003, approximately 79% of our total net sales occurred during this period. This percentage of total sales may increase as retailers become more efficient in their control of inventory levels through just-in-time inventory management systems. Generally, retailers time their orders so that suppliers like us will fill the orders closer to the time of purchase by consumers, thereby reducing their need to maintain larger on-hand inventories throughout the year to meet demand. While these techniques reduce retailers’ investments in their inventory, they increase pressure on suppliers to fill orders promptly and shift a significant portion of inventory risk and carrying costs to suppliers like us. The logistics of supplying more products within shorter time periods will increase the risk that we fail to meet tight shipping schedules, which could damage our relationships with retailers, increase our shipping costs or cause sales opportunities to be delayed or lost. In addition, in the second half of 2003, one of our largest retail customers changed its order pattern to occur later in the holiday season, which we believe delayed a significant portion of our net sales to this customer from the third quarter of 2003 to the fourth quarter of 2003. The seasonal pattern of sales in the retail channel requires significant use of our working capital to manufacture and carry inventory in anticipation of the holiday season, as well as early and accurate forecasting of holiday sales. Failure to predict accurately and respond appropriately to consumer demand on a timely basis to meet seasonal fluctuations, or any disruption of consumer buying habits during this key period, would harm our business and operating results.

We rely on a limited number of manufacturers, virtually all of which are located in China, to produce our finished products, and our reputation and operating results could be harmed if they fail to produce quality products in a timely and cost-effective manner and in sufficient quantities.

We outsource substantially all of our finished goods assembly manufacturing to nine manufacturers, all of whom manufacture our products at facilities in the Guangdong province in the southeastern region of China. Our Learning Drum stand-alone product and our Classic LeapPad, My First LeapPad and Leapster platforms are manufactured by two manufacturers, while our remaining products are sole-sourced. While we have initiated a supply chain management project in 2004 to strengthen our finished goods production capabilities by expanding our operations in Asia and formalizing relationships with our third party manufacturers, we depend on these manufacturers to produce sufficient volumes of our finished products in a timely fashion and at satisfactory quality and cost levels. We generally allow retailers and distributors to return or receive credit for defective or damaged products. If our manufacturers fail to produce quality finished products on time, at expected cost targets and in sufficient quantities due to capital shortages, late payments from us, political instability, labor shortages, health epidemics, intellectual property disputes, changes in international economic policies, natural disasters, energy shortages, terrorism or other disruptions to their businesses, our reputation and operating results would suffer. In addition, if our manufacturers decide to increase production for their other customers, they may be unable to manufacture sufficient quantities of our finished products and our business could be harmed.

If we are unable to compete effectively with existing or new competitors, our sales and market share could decline.

We currently compete primarily in the infant and toddler category, preschool category and electronic learning aids category of the U.S. toy industry and, to some degree, in the overall U.S. and international toy industry. Our SchoolHouse division competes in the U.S. supplemental educational materials market. Each of these markets is very competitive and we expect competition to increase in the future. For example, Mattel, Inc. sells under its Fisher-Price brand a product called “PowerTouch” having functionality similar to that of our LeapPad platform. We believe that we are beginning to compete, and will increasingly compete in the future, with makers of popular game platforms and smart mobile devices such as personal digital assistants. These companies are well situated to compete effectively in our primary markets. Additionally, we are beginning to cross over into their markets with products such as our Leapster platform and iQuest handheld device. Many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to changes in consumer requirements or preferences or to new or emerging technologies. They may also devote greater resources to the development, promotion and sale of their products than we do. We cannot assure you that we will be able to compete effectively in our markets.

Our quarterly operating results are susceptible to fluctuations that could cause our stock price to decline.

Historically, our quarterly operating results have fluctuated significantly. For example, our net loss for the first and second quarters of 2004 was $(11.8) million and $(7.4) million, respectively. Our net income (loss) for the first through fourth quarters of 2003 was $(1.0) million, $(3.9) million, $33.4 million and $44.2 million, respectively. We expect these fluctuations to continue for a number of reasons, including:

•	seasonal influences on our sales, such as the holiday shopping season and back-to-school purchasing;

•	the mix of higher and lower margin products purchased by our customers and consumers;

•	unpredictable consumer preferences and spending trends;

•	the need to increase inventories in advance of our primary selling season;

•	timing of new product introductions;

•	general economic conditions;

•	the availability and cost of key components of our products;

•	the financial condition of our retail customers;

•	the results of legal proceedings;

•	changes in our pricing policies, the pricing policies of our competitors and general pricing trends in consumer electronics and toy markets;

•	international sales volume and the mix of such sales among countries with similar or different holidays and school years than the United States;

•	the impact of strategic relationships;

•	the sales cycle to schools, which may be uneven, depending on budget constraints, the timing of purchases and other seasonal influences; and

•	the timing of orders by our customers and our ability to fulfill those orders in a timely manner, or at all.

For example, FAO, Inc. filed for bankruptcy protection in December 2003 and KB Toys, Inc. filed for bankruptcy in January 2004. These and other retailers may elect to close a significant number of stores in 2004, and such actions would affect the timing and amounts of orders of our products from these retailers. For example, Toys R Us, one of our key customers, is currently undergoing an announced strategic evaluation of its worldwide operations and assets that may affect its buying patterns, buying levels and number of total retail outlets. In turn, the effects of any changes in orders from Toys R Us or other retailers could have a material effect on our quarterly operating results.

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

Our Classic LeapPad, LeapPad Plus Writing and Quantum Pad platforms, each of which is based on our NearTouch technology, together with interactive books related to those platforms that are generally compatible with any of those platforms, accounted for an aggregate of approximately 47% of our net sales in 2003. Our My First LeapPad platform and My First LeapPad interactive books accounted for an aggregate of approximately 12% of our net sales in 2003. No other product line, together with any related software, accounted for more than approximately 10% of our net sales in 2003. A significant portion of our future sales will depend on the continued commercial success of our Classic LeapPad, LeapPad Plus Writing, Quantum Pad platforms and compatible interactive books, and our My First LeapPad platforms and related interactive books. If the sales for our Classic LeapPad, LeapPad Plus Writing, Quantum Pad and My First LeapPad platforms are below expected sales or if sales of their related interactive books do not grow as we anticipate, sales of our other products may not be able to compensate for these shortfalls and our overall sales would suffer.

Our business depends on three retailers that together accounted for approximately 68% of our net sales in 2003, and our dependence upon a small group of retailers may increase.

Wal-Mart (including Sam’s Club), Toys “R” Us and Target accounted in the aggregate for approximately 68% of our net sales in 2003. We expect that a small number of large retailers will continue to account for a significant majority of our sales and that our sales to these retailers may increase as a percentage of our total sales. At December 31, 2003, Wal-Mart (including Sam’s Club) accounted for approximately 35% of our accounts receivable, Toys “R” Us accounted for approximately 26% of our accounts receivable and Target accounted for approximately 12% of our accounts receivable. If any of these retailers experience significant financial difficulty in the future or otherwise fails to satisfy their accounts payable, our allowance for doubtful accounts receivable could be insufficient. If any of these retailers reduce their purchases from us, change the terms on which we conduct business with them or experience a future downturn in their business, our business and operating results could be harmed.

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

We have limited experience with sales operations outside the United States. In 2000, we expanded beyond the use of international distributors to sell our products and started selling our products directly to retailers in the United Kingdom. We began selling directly to retailers in Canada in June 2002, to retailers in France in July 2002, and to retailers in Mexico in September 2003, and we plan to enter the German-speaking markets in Europe through our distributor, Stadlbauer Marketing + Vertrieb G.m.b.H., in Fall 2004. We derived approximately 14% of our net sales from outside the United States in 2003 and 10% in 2002. We intend to increase our international sales through additional overseas offices to develop further our direct sales efforts, distributor relationships and strategic relationships with companies with operations outside of the United States, such as Benesse Corporation and Sega Toys in Japan. However, these and other efforts may not help increase sales of our products outside the United States. Our business is, and will increasingly be, subject to risks associated with conducting business internationally, including:

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

Our future growth will depend in part on our Education and Training Group, which may not be successful.

We launched our Education and Training Group in June 1999 to deliver classroom instructional programs to the pre-K through eighth grade school market and explore adult learning opportunities. To date the SchoolHouse division, which accounts for substantially all of the results of our Education and Training segment, has incurred cumulative operating losses. Although the division reported an operating profit for the second quarter of 2004, it incurred operating losses in the first and third quarters of 2003 and the first quarter of 2004, and we anticipate that it may incur additional quarterly operating losses from time to time. Sales from our SchoolHouse division’s curriculum-based products will depend principally on broadening market acceptance of those products, which in turn depends on a number of factors, including:

•	our ability to demonstrate to teachers and other key educational institution decision-makers the usefulness of our products to supplement traditional teaching practices;

•	the willingness of teachers, administrators, parents and students to use products in a classroom setting from a company that may be perceived as a toy manufacturer;

•	the effectiveness of our sales force;

•	our ability to generate recurring revenue from existing customers through various marketing channels;

•	the availability of state and federal government funding, which may be severely limited due to budget shortfalls currently faced by many states and the federal government, to defray, subsidize or pay for the costs of our products; and

•	our ability to demonstrate that our products improve student achievement.

If we cannot increase market acceptance of our SchoolHouse division’s supplemental educational products, including our LeapTrack assessment system introduced in Fall 2002, the division may not be able to achieve operating profits on a full-year basis and our future sales could suffer. As of December 31, 2003, the net unamortized balance of our capitalized content development costs relating to our SchoolHouse division was $3.7 million. If the SchoolHouse division does not achieve operating profits, we may have to write off some or all of the balance of these costs, which could significantly harm our operating results.

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

Our success depends in large part on our proprietary technologies that are used in our learning platforms and related software, such as My First LeapPad, Classic LeapPad, LeapPad Plus Writing, Quantum Pad and Leapster platforms, as well as our Explorer and Odyssey interactive globe series. We rely, and plan to continue to rely, on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. The contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our intellectual property or deter independent third-party development of similar technologies. For example, we are aware that products very similar to some of ours have been produced by others in China, and we are vigorously seeking to enforce our rights. However, we may not be able to enforce our intellectual property rights, if any, in China or other countries where such product may be manufactured or sold. Monitoring the unauthorized use of our intellectual property is costly, and any dispute or other litigation, regardless of outcome, may be costly and time-consuming and may divert our management and key personnel from our business operations. The steps we have taken may not prevent unauthorized use of our intellectual property, particularly in foreign countries where we do not hold patents or trademarks or where the laws may not protect our intellectual property as fully as in the United States. Some of our products and product features have limited intellectual property protection, and, as a consequence, we may not have the legal right to prevent others from reverse engineering or otherwise copying and using these features in competitive products. For additional discussion of litigation related to the protection of our intellectual property, see “Item 3. Legal Proceedings. — LeapFrog Enterprises, Inc. v. Fisher-Price, Inc.” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 12, 2004. If we fail to protect or to enforce our intellectual property rights successfully, our rights could be diminished and our competitive position could suffer, which could harm our operating results.

We depend on our suppliers for our components, and our production would be seriously harmed if these suppliers are not able to meet our demand and alternative sources are not available.

Some of the components used to make our products, including our application-specific integrated circuits, or ASICs, currently come from a single supplier. Additionally, the demand for some components such as liquid crystal displays, integrated circuits or other electronic components is volatile, which may lead to shortages. We have recently experienced longer lead times for the purchase of electronic components such as liquid crystal display touch screens, ASICs and memory chips. If our suppliers are unable to meet our demand for our components and if we are unable to obtain an alternative source or if the price available from our current suppliers or an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products would be seriously harmed and our operating results would suffer.

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

Historically, we have seen steady increases in demand for our products and have generally been able to increase production to meet that demand. However, the demand for our products depends on many factors such as consumer preferences, including children’s preferences, and the introduction or adoption of new hardware platforms for interactive educational products and related content, and can be difficult to forecast. Demand for our products may remain stagnant or decrease. We expect that it will become more difficult to forecast demand for specific products as we introduce and support additional products, enter additional markets and as competition in our markets intensifies. If we misjudge the demand for our products, we could face the following problems in our operations, each of which could harm our operating results:

•	If our forecasts of demand are too high, we may accumulate excess inventories of components and finished products, which could lead to markdown allowances or write-offs affecting some or all of such excess inventories. We may also have to adjust the prices of our existing products to reduce such excess inventories.

•	If demand for our platform products are not accompanied by demand for related software products, our gross margins would suffer and our operating results would be adversely affected.

•	If demand for specific products increases beyond what we forecast, our suppliers and third-party manufacturers may not be able to increase production rapidly enough to meet the demand. Our failure to meet market demand would lead to missed opportunities to increase our base of users, damage our relationships with retailers and harm our business.

•	Rapid increases in production levels to meet unanticipated demand could result in increased manufacturing errors, as well as higher component, manufacturing and shipping costs, including increased air-freight, all of which could reduce our profit margins and harm our relationships with retailers and consumers.

Our products are shipped from China and any disruption of shipping could harm our business.

We rely on four contract ocean carriers to ship virtually all of the products that we import to our primary distribution centers in California through the Long Beach, California port. Retailers that take delivery of our products in China rely on a variety of carriers to import those products. Any disruption or slowdown of service on importation of products caused by SARS-related issues, labor disputes, terrorism, international incidents, quarantines, lack of available shipping containers or otherwise could significantly harm our business and reputation. For example, in 2002, a key collective bargaining agreement between the Pacific Maritime Association and the International Longshore and Warehouse Union affecting shipping of products to the Western United States, including our products, expired and, after a temporary extension, resulted in an eleven-day cessation of work at West Coast docks. This cessation of work cost us approximately $3.0 million in additional freight expenses. In addition, in July 2004, independent truck drivers went on strike causing slowdowns in container transport to and from ports across the United States. Although these disputes have been resolved, other disputes may arise or additional security measures may be enacted in regards to shipping and shipping containers, which may cause delays in the delivery of our products and significantly harm our business and reputation.

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

Since 2001, we have grown rapidly, both domestically and internationally. Our net sales have grown from $314.2 million in 2001 to $680.0 million in 2003. During this period, the number of different products we offered at retail also increased significantly, and we have opened offices in Canada, France, Macau and Mexico. At December 31, 2001, we had 438 full-time employees and at December 31, 2003, we had 869 full-time employees. In addition, we plan to hire a significant number of new employees in our Asia-based offices in 2004. We are upgrading existing and implementing new operational software systems, including supply chain management systems. Further, in July 2004, we began consolidating multiple third party distribution warehouses into a single distribution warehouse to handle our needs. This warehouse is being operated by a new third party logistics service provider. This expansion has presented, and continues to present, significant challenges for our management systems and resources. If we fail to develop and maintain management systems and resources sufficient to keep pace with our planned growth, our operating results could suffer.

Outbreaks of health epidemics, such as Severe Acute Respiratory Syndrome, or SARS, and the so-called “Asian bird flu” may adversely impact our business or the operations of our contract manufacturers or our suppliers.

In the past, outbreaks of SARS have been significantly focused on Asia, particularly in Hong Kong, where we have an office, and in the Guangdong province of China, where almost all of our finished goods manufacturers are located. In addition, recent outbreaks of avian influenza, or “Asian bird flu,” have occurred throughout Asia, including cases in Guangdong province.

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

Our U.S. distribution centers, including our new distribution center in Fontana, California, our Silicon Valley engineering office and our corporate headquarters are located in California near major earthquake faults that have experienced earthquakes in the past. An earthquake or other natural disasters could disrupt our operations. Additionally, the loss of electric power, such as the temporary loss of power caused by power shortages in the grid servicing our facilities in California, could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could impair our distribution of products, damage inventory, interrupt critical functions or otherwise affect our business negatively, harming our operating results. Our existing earthquake insurance relating to our distribution center may be insufficient and does not cover any of our other operations. If the facilities of our third party finished goods or component manufacturers are affected by earthquakes, power shortages, floods, monsoons, terrorism or other events outside of our control, our business could suffer.

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

Holders of our Class A common stock will not be able to affect the outcome of any stockholder vote. Our Class A common stock entitles its holders to one vote per share, and our Class B common stock entitles its holders to ten votes per share on all matters submitted to a vote of our stockholders. As of July 30, 2004, Lawrence J. Ellison and entities controlled by him beneficially owned approximately 16.9 million shares of our Class B common stock, which represents approximately 55% of the combined voting power of our Class A common stock and Class B common stock. As a result, Mr. Ellison controls all stockholder voting power, including with respect to:

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

As of July 30, 2004 there were outstanding under our equity incentive plans options to purchase a total of approximately 7.9 million shares of Class A common stock. Contemporaneous with our July 2002 initial public offering, we registered approximately 17.4 million shares of Class A common stock issuable under our equity incentive plans, which include the shares issuable upon exercise of all of our options outstanding as of the date of our initial public offering as well as options to be granted in the future. In addition, in June 2004 our stockholders approved an amendment to our 2002 Equity Incentive Plan that increased the number of shares of our Class A common stock available for issuance under the plan by 2,500,000 shares. To the extent we issue shares upon the exercise of any of these options or pursuant to equity incentive awards, investors in our Class A common stock will experience additional dilution.

Sales of our shares could negatively affect the market price of our stock.

Sales of substantial amounts of shares in the public market could harm the market price of our Class A common stock. We had approximately 59.8 million shares of Class A common stock outstanding as of July 30, 2004, assuming the conversion of all outstanding Class B common stock into Class A common stock, and assuming no exercise of our then-outstanding options. A number of these 59.8 million shares are restricted securities as defined by Rule 144 adopted under the Securities Act of 1933, as amended, or the Securities Act. These shares may be sold in the public market only if registered or if they qualify for an exemption from registration under the Securities Act, including exemptions provided by Rules 144 and 701. We cannot predict the effect that future sales made under Rule 144, Rule 701 or otherwise will have on the market price of our Class A common stock. In addition, as of July 30, 2004, approximately 16.9 million shares of our common stock are beneficially owned by Lawrence J. Ellison and entities controlled by him. Sales by Mr. Ellison may negatively affect the market price of our stock depending on the size and timing of those sales.

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

Cash equivalents and short-term investments are presented at fair value on our balance sheets. We invest our excess cash in accordance with our investment policy. Any adverse changes in interest rates or securities prices may harm the valuation of our short-term investments and operating results. At June 30, 2004 and December 31, 2003, our cash was invested primarily in municipal money market funds, short term fixed income municipal securities and auction preferred securities. Due to the short-term nature of these investments, a 50 basis point movement in market interest rates would not have a material impact on the fair value of our portfolio at June 30, 2004.

We are exposed to market risk from changes in interest rates on our outstanding bank debt. The level of a certain financial ratio maintained by us determines interest rates we pay on borrowings. The interest rate will be between prime and prime plus 0.25% or LIBOR plus 1.25% and LIBOR plus 2.00%. Prime rate is the rate publicly announced by Bank of America as its prime rate. The interest cost of our bank debt is affected by changes in either prime rates or LIBOR. Any adverse changes could harm our operating results. We had no outstanding debt at June 30, 2004.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

LeapFrog Enterprises, Inc. v. Learning Resources, Inc.

In November 2003, Learning Resources filed a complaint against us in federal district court in Illinois alleging that our trademark PRETEND & LEARN infringes on its trademark PRETEND & PLAY. Learning Resources sought unspecified monetary damages and injunctive relief. In May 2004, we entered into a confidential settlement agreement and release of all claims with Learning Resources, Inc. As a result of the settlement, the lawsuit against us in federal court in Illinois was dismissed with prejudice.

In re LeapFrog Enterprises, Inc. Derivative Litigation

In July 2004, the Superior Court of the State of California, County of Alameda, granted our motion to dismiss the consolidated derivative lawsuit with prejudice, denying plaintiffs leave to amend the complaint, and entered final judgment in the action in favor of us and the individual officers and directors. The dismissed derivative lawsuit was a consolidation of the Santos v. Michael Wood, et al. complaint, filed in December 2003, and a complaint captioned Capovilla v. Michael Wood, et al., filed in March 2004. The Capovilla complaint alleged identical causes of action as the Santos complaint. Both complaints alleged causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, based upon allegations that certain of our officers and directors issued or caused to be issued alleged false statements and allegedly sold portions of their stock holdings while in the possession of adverse, non-public information. In April 2004, the Superior Court consolidated both the Santos and Capovilla actions into a single action captioned In re LeapFrog Enterprises, Inc. Derivative Litigation. We and the individual officers and directors filed motions to dismiss the consolidated complaint in June 2004.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 10, 2004, we held our annual meeting of stockholders for the purpose of:

•	Electing ten directors to service until the next annual meeting of stockholders;

•	Approving amendments to our 2002 Equity Incentive Plan to increase the aggregate number of shares of our Class A common stock authorized for issuance under the plan by 2,500,000 shares and to implement a performance-based stock award program;

•	Approving amendment to our 2002 Non-Employee Directors’ Stock Option Plan to increase the initial grant and annual grant received by our non-employee directors such that a non-employee director will receive an initial grant of 30,000 shares and an annual grant of 15,000 shares, and a non-employee director who holds the position of Chairman of our board of directors at the time of the annual grant will receive an annual grant of 25,000 shares in lieu of an annual grant of 15,000 shares; and

•	Ratifying the selection by the Audit Committee of our board of directors of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2004.

The following directors were elected to our board of directors according to the following votes:

Nominee	For	Withheld	Broker Non-Votes
Steven B. Fink	303,118,375	4,168,712	0
Paul A. Rioux	303,580,084	3,707,003	0
Michael C. Wood	303,727,616	3,559,471	0
Thomas J. Kalinske	303,920,757	3,366,330	0
Jerome J. Perez	303,675,121	3,611,966	0
Jeffrey Berg	301,273,053	6,014,034	0
Stanley E. Maron	303,763,764	3,523,323	0
E. Stanton McKee, Jr.	306,723,458	563,629	0
Barry Munitz	306,829,722	457,365	0
Stewart A. Resnick	304,102,025	3,185,062	0

Our 2002 Equity Incentive Plan was amended as described above according to the following votes

For	287,620,311
Against	7,469,782
Abstained	73,383
Broker Non-Votes	12,123,611

Our 2002 Non-Employee Directors’ Stock Option Plan was amended as described above according to the following votes

For	290,576,991
Against	4,537,922
Abstained	57,503
Broker Non-Votes	12,123,611

Ernst & Young LLP was ratified as our independent auditors for our fiscal year ending December 31, 2004 according to the following votes

For	301,066,830
Against	6,181,512
Abstained	47,685
Broker Non-Votes	0

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit Index

3.03*	Amended and Restated Certificate of Incorporation.
3.04*	Amended and Restated Bylaws.
4.01*	Form of Specimen Class A Common Stock Certificate.
4.02**	Fourth Amended and Restated Stockholders Agreement, dated May 30, 2003, among LeapFrog and the investors named therein.
10.13	Employment Agreement, dated as of April 20, 2004, between Thomas J. Kalinske and LeapFrog.
31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit previously filed with the company’s registration statement on Form S-1 (SEC File No. 333-86898).
**	Incorporated by reference to the same numbered exhibit previously filed with the company’s report on Form 10-Q filed on August 12, 2003 (SEC File No. 001-31396).

(b)	Reports on Form 8-K

On April 21, 2004, we furnished a report on Form 8-K relating to a press release issued by LeapFrog to announce our financial results for the first quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc. (Registrant)

/s/ Thomas J. Kalinske
Thomas J. Kalinske Chief Executive Officer (Authorized Officer)

Dated: August 6, 2004

/s/ James P. Curley
James P. Curley Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 6, 2004

EXHIBIT INDEX

3.03*	Amended and Restated Certificate of Incorporation.
3.04*	Amended and Restated Bylaws.
4.01*	Form of Specimen Class A Common Stock Certificate.
4.02**	Fourth Amended and Restated Stockholders Agreement, dated May 3, 2003, among LeapFrog and the investors named therein.
10.13	Employment Agreement, dated as of April 20, 2004, between Thomas J. Kalinske and LeapFrog.
31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit previously filed with the company’s registration statement on Form S-1 (SEC File No. 333-86898).
**	Incorporated by reference to the same numbered exhibit previously filed with the company’s report on Form 10-Q filed on August 12, 2003 (SEC File No. 001-31396).