Form 10-Q
period 2004-09-30
LEAPFROG ENTERPRISES INC
filed 2004-11-09
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares of Class A common stock, par value $0.0001, and Class B common stock, par value $0.0001, outstanding as of October 31, 2004, was 33,178,649 and 27,618,768, respectively.

Part I

Financial Information

i

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements.

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,		December 31, 2003
	2004	2003
	(Unaudited)		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$78,295	$55,028	$69,844
Short term investments	34,123	42,815	42,759
Restricted cash	8,918	—	—
Accounts receivable, net of allowances of $1,155, $1,268 and $1,620 at September 30, 2004 and 2003 and December 31, 2003, respectively	188,847	155,447	281,792
Inventories, net	192,792	119,508	90,897
Prepaid expenses and other current assets	9,778	9,847	8,370
Deferred income taxes	25,773	26,121	11,735

Total current assets	538,526	408,766	505,397

Property and equipment, net	25,997	22,028	20,547
Deferred income taxes	1,218	9,332	619
Intangible assets, net	29,997	25,359	25,048
Other assets	9,515	185	1,048

Total assets	$605,253	$465,670	$552,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115,806	$64,230	$86,161
Accrued liabilities	39,624	32,700	44,634
Deferred revenue	322	1,027	1,417
Income taxes payable	9,620	2,440	4,729

Total current liabilities	165,372	100,397	136,941

Deferred rent and other long term liabilities	844	575	572
Deferred income taxes	31	3,595	—

Commitments and contingencies

Stockholders’ equity:
Class A common stock, par value $0.0001; 139,500 shares authorized; shares issued and outstanding: 33,147, 28,166 and 31,273 at September 30, 2004 and 2003 and December 31, 2003, respectively.	3	3	3
Class B common stock, par value $0.0001; 40,500 shares authorized; shares issued and outstanding: 27,619, 30,346 and 27,883 at September 30, 2004 and 2003 and December 31, 2003, respectively.	3	3	3
Additional paid-in capital	315,881	286,284	294,976
Deferred compensation	(907)	(3,113)	(2,492)
Accumulated other comprehensive income	1,195	264	828
Retained earnings	122,831	77,662	121,828

Total stockholders’ equity	439,006	361,103	415,146

Total liabilities and stockholders’ equity	$605,253	$465,670	$552,659

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$231,094	$203,888	$383,540	$348,651
Cost of sales	137,541	99,066	221,572	167,367

Gross profit	93,553	104,822	161,968	181,284

Operating expenses:
Selling, general and administrative	29,971	22,750	84,118	66,175
Research and development	15,242	14,003	42,657	41,679
Advertising	15,659	13,545	29,885	26,230
Depreciation and amortization	2,042	1,943	5,578	6,103

Total operating expenses	62,914	52,241	162,238	140,187

Income/(loss) from operations	30,639	52,581	(270)	41,097

Interest expense	(7)	(3)	(11)	(8)
Interest income	494	250	1,391	958
Other income (expense), net	(449)	412	344	3,034

Income before provision for income taxes	30,677	53,240	1,454	45,081

Provision for income taxes	10,444	19,836	451	16,572

Net income	$20,233	$33,404	$1,003	$28,509

Net income per common share:
Basic	$0.34	$0.58	$0.02	$0.50
Diluted	$0.33	$0.55	$0.02	$0.47
Shares used in calculating net income per common share:
Basic	60,060	58,045	59,686	56,692
Diluted	61,545	61,086	61,520	60,169

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Net income	$1,003	$28,509

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,973	11,375
Amortization	1,371	833
Loss on disposal of property and equipment	—	20
Loss on sale of investment with related party	—	19
Provision for doubtful accounts	1,311	251
Deferred income taxes	(14,606)	(14,327)
Deferred rent	272	25
Deferred revenue	(1,095)	(1,979)
Amortization of deferred compensation	1,315	1,627
Stock option compensation related to nonemployees	400	705
Tax benefit from exercise of stock options	8,805	35,542
Amortization of bond premium	158	112

Other changes in operating assets and liabilities:
Accounts receivable	91,634	13,372
Inventories	(101,895)	(35,048)
Prepaid expenses and other current assets	(1,408)	(5,782)
Notes receivable due from related parties	—	595
Other assets	277	99
Accounts payable	29,645	5,386
Accrued liabilities	(5,010)	(7,833)
Income taxes payable	4,891	(19,392)

Net cash provided by operating activities	28,041	14,709

Investing activities:
Purchases of property and equipment	(16,423)	(13,183)
Purchase of intangible assets	(6,320)	(3,000)
Purchases of short term investments	(69,725)	(59,063)
Sale/maturities of short term investments	60,541	18,635
Sale of investments in related party	—	181

Net cash used in investing activities	(31,927)	(56,430)

Financing activities:
Proceeds from the payment of notes receivable from stockholders	—	2,624
Proceeds from the exercise of stock options and employee stock purchase plan	11,970	23,199

Net cash provided by financing activities	11,970	25,823

Effect of exchange rate changes on cash	367	99

Increase in cash and cash equivalents	8,451	(15,799)
Cash and cash equivalents at beginning of period	69,844	70,827

Cash and cash equivalents at end of period	$78,295	$55,028

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for income taxes	$1,233	$14,839

Supplemental Disclosure of Non-Cash Investing Activities
Amount payable related to technology license	$2,000	$—

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

Certain amounts in the financial statements for prior periods have been reclassified to conform to the current period’s presentation. In the third quarter of 2004, we changed our disclosure of receivable allowances to include only allowances for doubtful accounts to better conform to the prevailing practice in our industry. All prior period financial statements have been adjusted to conform to the current period’s presentation.

The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial information included herein should be read in conjunction with the Company’s consolidated financial statements and related notes in its 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004 (our “2003 Form 10-K”).

2. Stock Based Compensation

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. As allowed under the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with stock options granted to employees where exercise prices are equal to or greater than fair value. Deferred compensation expense for options granted to employees is determined as the difference between the fair market value of the Company’s common stock on the date options were granted, in excess of the exercise price.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income as reported	$20,233	$33,404	$1,003	$28,509

Add: Stock based employee compensation expense included in reported net income, net of related tax effects	302	368	907	1,029

Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,861)	(1,756)	(7,629)	(4,102)

Pro forma net income (loss)	$17,674	$32,016	$(5,719)	$25,436

Net income per common share as reported:
Basic	$0.34	$0.58	$0.02	$0.50

Diluted	$0.33	$0.55	$0.02	$0.47

Pro forma net income (loss) per common share:
Basic	$0.29	$0.55	$(0.10)	$0.45

Diluted	$0.29	$0.52	$(0.10)	$0.42

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft on the Proposed SFAS, “Share-Based Payment – an amendment of FASB Statements No. 123 and 95”. The proposed statement addresses the accounting for share-based payment transactions. The proposed standard would eliminate the ability to account for share-based compensation transactions using APB No. 25, and generally would require that such transactions be accounted for using a fair-value-based method. If the final standard is approved as currently drafted in the exposure draft, it would have a material impact on the amount of earnings we report for interim periods beginning after June 15, 2005. We are currently determining the impact that the proposed statement will have on our results of operations and financial position.

3. Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market funds, and highly liquid short-term fixed income municipal securities with an original maturity of 90 days or less. Concentration of credit risk is limited by diversifying investments among a variety of high credit-quality issuers.

4. Investments

The Company classifies all investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a component of stockholders’ equity. Short-term investments consist primarily of fixed-income municipal securities and auction preferred securities with maturities of one year or less. Long-term investments consist of municipal bonds with greater than one-year maturities. At September 30, 2004, the Company had $3,744 in long-term investments, which are included in “Other assets” in our Balance Sheet. At September 30, 2003 and December 31, 2003, the Company had no long-term investments.

The cost of securities sold is based on the specific identification method. Concentration of credit risk is limited by diversifying investments among a variety of high credit-quality issuers. At September 30, 2004 and 2003 the carrying value of these securities approximated their fair value.

5. Restricted Cash

Restricted cash at September 30, 2004 consisted of cash used to collateralize irrevocable standby letters of credit to several of our contract manufacturers and one technology partner. The standby letters of credit guarantee performance of the obligations of certain of our foreign subsidiaries to pay for trade payables and contractual obligations of up to $13,918 and are fully secured by cash deposits with the issuer. Of the $13,918 in outstanding letters of credit, $8,918 expires in January 2005 and $5,000 expires in December 2005. The cash collateral related to the $8,918 is classified in “restricted cash” and the cash collateral related to the $5,000 is included in “other assets” in our balance sheet.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

6. Inventories

Inventories consist of the following:

	September 30,		December 31, 2003
	2004	2003
Raw materials	$56,759	$30,444	$27,911
Work in process	8,488	—	—
Finished goods	127,545	89,064	62,986

Inventories, net	$192,792	$119,508	$90,897

In January 2004, we entered into manufacturing agreements with our contract manufacturers whereby we assume all risks and benefits of ownership of the component parts and materials. As a result, we recorded $8.5 million of work in process at September 30, 2004.

7. License Acquisition

In January 2004, the Company entered into a ten-year technology license agreement with a third party to jointly develop and customize our respective technologies to be combined in a platform and related licensed products. The agreement calls for contractual payments of $6,000 in license fees, payable in 2004, of which $4,000 has been paid at September 30, 2004. The $6,000 license fee is included in intangible assets on the balance sheet and is being amortized on a straight-line basis over the life of the contract.

8. Comprehensive Income

Comprehensive income is comprised of net income and currency translation adjustment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$20,233	$33,404	$1,003	$28,509
Currency translation adjustment.	484	126	367	99

Comprehensive income	$20,717	$33,530	$1,370	$28,608

9. Derivative Financial Instruments

The Company transacts business in various foreign currencies, primarily in the British Pound, Canadian Dollar and Euros. In order to protect itself against reductions in the value and volatility of future cash flows caused by changes in currency exchange rates, the Company implemented a foreign exchange hedging program for its transaction exposure on January 9, 2004. The program utilizes foreign exchange forward contracts to hedge foreign currency exposures of underlying non-functional currency monetary assets and liabilities that are subject to remeasurement. The exposures are generated primarily through intercompany sales in foreign currencies. The hedging program reduces, but does not always eliminate, the impact of the remeasurement of balance sheet items due to movements of currency exchange rates.

The Company does not use forward exchange hedging contracts for speculative or trading purposes. All forward contracts are carried on the balance sheet as assets or liabilities and the contract’s corresponding gains and losses are recognized immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. These gains and losses are included in “Other income (expense), net” on the Statement of Income.

The Company realized a net loss of $449 and a net gain of $347 for the three and nine months ended September 30, 2004, respectively, related to its foreign currency exposure and hedging contracts. Prior to the implementation of our hedging program on January 9, 2004, a net gain of $1,070 was generated by the appreciation of foreign currencies. Subsequent to the implementation of the program and through September 30, 2004, the Company recorded a net loss of $723, which includes an expense of $577 for forward points paid on the hedging contracts.

At September 30, 2004, the Company had outstanding foreign exchange forward contracts, all with maturities of approximately one month, to purchase and sell approximately $83,300 in foreign currencies, including British Pounds, Canadian Dollars, Euros and Mexican Pesos. At September 30, 2004, the fair value of these contracts was not significant. The counterparties to these contracts are substantial and creditworthy multinational commercial banks. The risks of

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

counterparty nonperformance associated with these contracts are not considered to be material. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no assurances that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations.

10. Net Income Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share (“SFAS 128”), which requires the presentation of basic net income per common share and diluted net income per common share. Basic net income (loss) per common share excludes any dilutive effects of options, warrants and convertible securities.

The calculation of net income per diluted common share for the three and nine months ended September 30, 2004 excludes, respectively, 3,326 and 1,960 common equivalent shares related to outstanding stock options, as the affect of these shares on the calculation would have been anti-dilutive. For the three and nine month periods ending September 30, 2003, anti-dilutive weighted shares outstanding were not material.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income	$20,233	$33,404	$1,003	$28,509

Denominator:
Class A and B — weighted average shares	60,060	58,045	59,686	56,692

Denominator for net income per Class A and B share—basic	60,060	58,045	59,686	56,692

Effect of dilutive securities:
Employee stock options	1,485	3,041	1,834	3,477

Denominator for diluted net income per Class A and B share—adjusted weighted average shares and assumed conversions	61,545	61,086	61,520	60,169

Net income per Class A and B share:
Basic	$0.34	$0.58	$0.02	$0.50

Diluted	$0.33	$0.55	$0.02	$0.47

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

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Net Sales	Income /(Loss) from operations
Three Months Ended September 30, 2004
U.S. Consumer	$170,797	$17,232
International	46,067	10,546
Education and Training	14,230	2,861

Total	$231,094	$30,639

Three Months Ended September 30, 2003
U.S. Consumer	$167,126	$44,356
International	29,507	9,395
Education and Training	7,255	(1,170)

Total	$203,888	$52,581

Nine Months Ended September 30, 2004
U.S. Consumer	$265,015	$(20,893)
International	75,900	10,728
Education and Training	42,625	9,895

Total	$383,540	$(270)

Nine Months Ended September 30, 2003
U.S. Consumer	$272,552	$30,837
International	49,766	11,550
Education and Training	26,333	(1,290)

Total	$348,651	$41,097

	September 30, 2004	September 30, 2003	December 31, 2003
Total Assets
U.S. Consumer	$483,273	$405,144	$472,928
International	103,407	43,504	59,631
Education and Training	18,573	17,022	20,100

Total	$605,253	$465,670	$552,659

12. Legal Proceedings

In July 2004, the Superior Court of the State of California, County of Alameda, granted the Company’s motion to dismiss with prejudice the consolidated derivative lawsuit, denying plaintiffs’ leave to amend the complaint, and entered final judgment in the action in favor of the Company and its individual officers and directors. In September 2004, plaintiffs filed their notice of appeal of the judgment of dismissal. The dismissed derivative lawsuit was a consolidation of the Santos v. Michael Wood, et al. complaint, filed in December 2003, and a complaint captioned Capovilla v. Michael Wood, et al., filed in March 2004. Both complaints alleged causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, based upon allegations that certain of the Company’s officers and directors issued or caused to be issued alleged false statements and allegedly sold portions of their stock holdings while in the possession of adverse, non-public information. In April 2004, the Superior Court consolidated both the Santos and Capovilla actions into a single action captioned In re LeapFrog Enterprises, Inc. Derivative Litigation.

13. Commitments

In April 2004, the Company entered into a lease for a distribution center located in Fontana, California. The lease is for a building with approximately 600,000 square feet and has a term of 77 months. The Company’s minimum lease obligations over the term of the lease are $13,900.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read with our financial statements and notes included elsewhere in this quarterly report on Form 10-Q. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” and “would” or any variations of words with similar meanings. These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, risks and uncertainties discussed in this report, including those discussed under the heading “Risk Factors That May Affect Our Results and Stock Price” and those that are or may be discussed from time to time in our public announcements and filings with the SEC, such as in our 2003 Form 10-K under the headings “Risk Factors That May Affect Our Results and Stock Price” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our future Forms 8-K, 10-Q and 10-K. We undertake no obligation to revise the forward-looking statements contained in this quarterly report on Form 10-Q to reflect events or circumstances occurring after the date of the filing of this report.

OVERVIEW

We design, develop and market technology-based educational platforms, related interactive content and stand-alone products for sale to retailers, distributors and schools. Since the founding of our business in 1995, we have grown from a start-up company selling stand-alone educational toys into a company selling multiple platform products and related interactive software, as well as stand-alone products, with total net sales in 2003 of $680.0 million and $383.5 million for the nine-months ended September 30, 2004.

We operate two business groups, which we refer to as our Consumer Group and our Education and Training Group. The Consumer Group includes our U.S. Consumer segment and our International segment. Our Education and Training Group is reported as the Education and Training segment. In the U.S. Consumer segment, which is our largest business segment, we market and sell our products directly to national and regional mass-market and specialty retailers as well as to other retail stores through sales representatives. In our International segment, we sell our products outside the United States directly to overseas retailers and through various distribution and strategic arrangements. Our Education and Training segment, through our SchoolHouse division, mainly targets the school market in the United States, including sales directly to educational institutions, to teacher supply stores and through catalogs aimed at educators. The Education and Training Group also sells adult learning products to third-party distributors. For further information regarding our three business segments, see Note 11 to our consolidated financial statements contained elsewhere in this quarterly report.

In the third quarter of 2004, we experienced a more difficult operating climate than in the third quarter of 2003. This is reflected in the decrease in our net income for the third quarter of 2004 compared to the third quarter of 2003. The decrease in our net income in the third quarter of 2004 was primarily due to a decrease in sales of higher margin software products in our U.S. Consumer and International segments, and an increase in costs related to the operational challenges we faced: working with a new third-party logistics service provider, implementing new supply chain management systems, and operating a new consolidated distribution center. Our Education and Training segment had higher net sales and operating income in the third quarter of 2004 compared to the third quarter of 2003. Rising costs for components and materials used to manufacture our products, as well as increased shipping costs, also adversely impacted our margins.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our 2003 Form 10-K. However, some of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue upon shipment of our products provided that there are no significant post-delivery obligations to the customer and collection is reasonably assured, which generally occurs upon shipment, either from our U.S. or Asian distribution facilities or directly from our third-party manufacturers. Net sales represent gross sales less negotiated price allowances related to volume purchasing levels and various promotional programs, estimated returns and allowances for defective products. Less than 1% of our revenue is deferred and recognized over future periods.

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

We provide estimated allowances for product returns, charge backs, promotional allowances and defective products on sales made in the same period that we record the related revenue. We estimate our allowances by utilizing historical information for existing products. For new products, we estimate our allowances for product returns on specific terms for product returns and our experience with similar products. In estimating returns, we analyze (i) historical returns and sales patterns, (ii) analysis of credit memo data, (iii) customers’ current inventory on hand, (iv) changes in demand and (v) introduction of new products. We continually assess the historical rates experience and adjust our allowances as appropriate, and consider other known factors. If actual product returns, charge backs and defective products are greater than our estimates, additional allowances may be required.

In the third quarter of 2004, we changed our disclosure of receivable allowances to include only allowances for doubtful accounts to better conform to the prevailing practice in our industry. Our other receivable allowances: allowances for product returns, charge backs, defective products and promotional markdowns totaled $19.1 million and $8.7 million at September 30, 2004 and 2003, respectively, and $25.4 million at December 30, 2003. These amounts are now treated as reductions of gross accounts receivable. All prior period financial statements have been adjusted to conform to the current period’s presentation.

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

Intangible Assets

Intangible assets, including excess purchase price over the cost of net assets acquired, arose from our September 23, 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, our acquisition of substantially all the assets of Explore Technologies on July 22, 1998, our acquisition of certain trademark rights in February 2003, and the purchase of a technology license in January 2004. At September 30, 2004, our intangible assets had a net balance of $30.0 million. This balance included $19.5 million of goodwill, net of prior amortization, which is no longer subject to amortization. At December 31, 2003, we tested our goodwill and other intangible assets for impairment based on a combination of the fair value of the cash flows that the business can be expected to generate in the future, known as the income approach, and the fair value of the business as compared to other similar publicly traded companies, known as the market approach. Based on this assessment we determined that no adjustments were necessary to the stated values. We review intangible assets, as well as other long-lived assets, annually and whenever events or circumstances indicate the carrying amount may not be fully recoverable.

Content Development, Home Video Production, Tooling Capitalization and Website Development

Our management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

We capitalize the prepublication costs of books as content development costs. Only costs incurred with outside parties are capitalized. In the third quarter of 2004 and 2003, we capitalized approximately $0.1 million and $0.3 million, respectively, of content development costs. In the nine months ended September 30, 2004, we capitalized $1.2 million of content development costs, $0.3 million of which pertained to our Education and Training segment. In the nine months ended September 30, 2003, we capitalized $2.5 million of content development costs, approximately $1.2 million of which pertained to our Education and Training segment. We depreciate these assets from the time of publication over their estimated useful lives, estimated to be three years, using the sum of years’ digits method. If the related content is deemed to have a shorter useful life, the depreciation period is adjusted over the new useful life.

We capitalize costs related to the production of home video in accordance with AICPA Statement of Accounting Position No. 00-2, “Accounting by Producers or Distributors of Film.” Video production costs are amortized based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources on an individual production basis. In the third quarter of 2004, we capitalized and amortized $0.2 million of video production cost. In the nine months ended September 30, 2004, we capitalized $1.1 million and amortized $0.4 million of video production costs. In the three and nine months ended September 30, 2003, we capitalized $0.2 million and $1.0 million, respectively, and did not record any amortization as we had not sold any units in the period. If the expected revenue stream from a video production is revised downward, the remaining balance is amortized over the revised expected revenue stream.

We capitalize costs related to manufacturing tools developed for our products. We capitalized $2.0 million and $1.2 million in the third quarter of 2004 and 2003, respectively. In the nine months ended September 30, 2004 and 2003, we capitalized $5.4 million and $3.9 million, respectively. We depreciate these assets on a straight-line basis, in cost of sales, over an estimated useful life of two years. If the related product line or our manufacturing production results in a shorter life than originally expected, we write off the remaining balance when we remove the tool from production.

We capitalize website development costs in accordance with Emerging Issues Task Force Issue No. 00-02, “Accounting for Website Development Costs” guidelines. In the third quarter of 2004, we capitalized $0.8 million of website development costs related to a new website for our Education and Training segment. In the third quarter of 2003, we had not incurred any such website development costs.

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

In 2002, Thomas Kalinske, our Chief Executive Officer and Paul Rioux, our Vice Chairman, and in 2003, Timothy Bender, our President, Worldwide Consumer Group, entered into new employment agreements providing for, among other things, acceleration of vesting and an extension of the exercise period of their stock options upon the termination of their employment either by LeapFrog without cause or by the employee for good reason (as defined in the agreements) or in connection with a change in control of LeapFrog during the term of the applicable agreement. Under applicable accounting principles, upon any termination of employment or change in control resulting in such acceleration or extension, we would be required to recognize compensation expense. The amount of any such compensation expense would depend on the number of option shares affected by the acceleration or extension and could be material to our financial results.

Prior to our July 2002 initial public offering, we granted stock appreciation rights under our Amended and Restated Employee Equity Participation Plan that are measured at each period end against the fair value of the Class A common stock at that time. The resulting difference between periods is recognized as an expense at each period-end measurement date based on the vesting of the rights.

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

RESULTS OF OPERATIONS

The following table sets forth selected information concerning our results of operations as a percentage of consolidated net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	59.5	48.6	57.8	48.0

Gross Profit	40.5	51.4	42.2	52.0

Operating expenses:

Selling, general and administrative	13.0	11.2	21.9	19.0
Research and development	6.6	6.9	11.1	12.0
Advertising	6.8	6.6	7.8	7.5
Depreciation and amortization	0.9	1.0	1.5	1.8

Total operating expenses	27.2	25.6	42.3	40.2

Income (loss) from operations	13.3	25.8	(0.1)	11.8
Interest and other income (expense) net	0.0	0.3	0.4	1.1

Income before provision for income taxes	13.3	26.1	0.4	12.9
Provision for income taxes	4.5	9.7	0.1	4.8

Net income	8.8%	16.4%	0.3%	8.2%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net Sales

Net sales increased by $27.2 million, or 13%, from $203.9 million in the three months ended September 30, 2003 to $231.1 million in the three months ended September 30, 2004. The net sales increase resulted primarily from sales expansion in our International segment, and to a lesser extent, higher sales in our Education and Training segment and U.S. Consumer segments. Foreign currency exchange rates favorably impacted our total company net sales by approximately 1% due to stronger international currencies.

Net sales for each segment, in dollars and as a percentage of total company net sales, were as follows:

	Three Months Ended September 30,				Change
	2004		2003
Segment	$(1)	% of Total Company Sales	$(1)	% of Total Company Sales	$(1)%
U.S. Consumer	$170.8	74%	$167.1	82%	$3.7	2%
International	46.1	20%	29.5	14%	16.6	56%
Education and Training	14.2	6%	7.3	4%	6.9	96%

Total Company	$231.1	100%	$203.9	100%	$27.2	13%

(1)	In millions.

U.S. Consumer.  Our U.S. Consumer segment’s net sales increased by $3.7 million, or 2%, from $167.1 million in the third quarter of 2003 to $170.8 million in the third quarter of 2004. This segment comprised 74% of total company net sales for the third quarter of 2004 compared to 82% for the same period in 2003. Due to the seasonal nature of our business, the third quarter sales trend and product mix is not necessarily indicative of our expected full year results.

Net sales of platform, software and stand-alone products in dollars and as a percentage of the segment’s net sales were as follows:

	Net Sales				% of Total
	Three Months Ended September 30,		Change		Three Months Ended September 30,
	2004(1)	2003(1)	$(1)%		2004	2003
Platform	$91.6	$75.7	$15.9	21%	53.7%	45.3%
Software	30.0	47.1	(17.1)	(36)%	17.5%	28.2%
Stand-alone	49.2	44.3	4.9	11%	28.8%	26.5%

Net Sales	$170.8	$167.1	$3.7	2%	100.0%	100.0%

(1)	In millions

The net sales increase in this segment in the third quarter of 2004 compared to the same period in 2003 was a result of the following factors:

•	Higher platform sales related primarily to new sales of our Leapster platform, partially offset by lower sales of our LeapPad family of platforms. Unit sales of our Leapster platform have consistently increased over the first three quarters of 2004. Sales of our LeapPad family of platforms decreased primarily due to lower sales of our core LeapPad platforms, primarily My First LeapPad and Quantum LeapPad platforms, partially offset by higher sales of our Classic LeapPad, LittleTouch LeapPad and the LeapPad Plus Writing platforms.

•	Higher stand-alone sales resulting primarily from our Fridge Phonics magnetic letters, Learning Friend Tad, Baby Phonics Bus and Letter Factory products.

These higher sales were offset by:

•	Lower software sales related primarily to our LeapPad family of platforms. Software sales of our LeapPad family of platforms decreased primarily due to lower software sales related to our Classic LeapPad and Quantum LeapPad platforms.

•	Lower than anticipated shipments to customers resulting from logistical challenges encountered in our new distribution center. These challenges kept us from filling several orders received late in the third quarter, and our customers may not place such orders again in the fourth quarter or in 2005.

We believe the lower software sales trend, primarily resulting from decreased software sales of our LeapPad family of platforms, and the challenges in implementing our new supply chain initiatives, will continue into the fourth quarter. We are working on new sales and marketing programs in our U.S. Consumer segment designed to revitalize our LeapPad business. We have also addressed the supply chain challenges by implementing new information technology systems and contracting with a third party distribution partner to better manage our order processing and distribution systems.

International.  Our International segment’s net sales increased by $16.6 million, or 56%, from $29.5 million in the third quarter of 2003 to $46.1 million in the third quarter of 2004. This segment comprised 20% of total company net sales for the third quarter of 2004 as compared to 14% in the same period in 2003.

The net sales increase in this segment was primarily due to:

•	Higher sales in the United Kingdom and Canada due to larger market penetration resulting from more localized products and increased brand awareness.

•	Higher sales in Australia, where our distributor has conducted effective sales and marketing campaigns resulting in increased shelf space and brand awareness.

•	Higher sales in France, Spain and Mexico resulting from more localized products and new distributor sales in Germany. We entered the German market in the second quarter of 2004.

Foreign currency exchange rates favorably impacted our International segment’s net sales by 7% due to stronger international currencies.

We anticipate this upward sales trend in our International segment to continue as we localize and launch even more learning products into our international markets. The three platforms that were launched successfully in the U.S. market in late fall of 2003, the Leapster handheld, the LeapPad Plus Writing platform and the LittleTouch LeapPad platform, are being introduced into many of our international markets in the second half of 2004.

Education and Training.  Our Education and Training segment’s net sales increased by $6.9 million, or 96%, from $7.3 million in the third quarter of 2003 to $14.2 million in the third quarter of 2004. This segment comprised 6% of total company net sales for the third quarter of 2004 compared to 4% for the same period in 2003.

The net sales increase in this segment was a result of the following factors:

•	Continued success of our classroom-wide solution products in this segment, the LeapTrack Learning system, the Literacy Center, Language First! and the Ready, Set, Leap! systems.

•	Increased average order size and new large sales to new school districts. Many school districts test trial programs for one to two years before making district-wide investments. We believe the pilot programs we have conducted with various school districts in many U.S. states, combined with overall awareness of the LeapFrog brand, have translated into new and larger orders. In the third quarter of 2004, this segment secured its largest order to date, a purchase of approximately $4 million of LeapFrog SchoolHouse products by the Clark County school district in Nevada.

We expect the net sales increase trend in this segment to continue as we expand our reach of the LeapFrog brand in schools across the United States.

Gross Profit

Gross profit decreased by $11.2 million, or 11%, from $104.8 million in the third quarter of 2003 to $93.6 million in the third quarter of 2004. Gross profit as a percentage of net sales, or gross profit margin, decreased from 51.4% in the third quarter of 2003 to 40.5% in the third quarter of 2004. The decrease was primarily due to lower gross profit margin in our U.S. Consumer and International segments, partially offset by increased gross profit margin in our Education and Training segment.

Gross profit for each segment and the related percentage of the segment’s net sales were as follows:

	Three Months Ended September 30,
	2004		2003		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$64.3	37.6%	$84.8	50.8%	$(20.5)	(24)%
International	20.0	43.3%	16.3	55.1%	3.7	23%
Education and Training	9.3	65.6%	3.7	51.4%	5.6	151%

Total Company	$93.6	40.5%	$104.8	51.4%	$(11.2)	(11)%

(1)	In millions.

U.S. Consumer.  Our U.S. Consumer segment’s gross profit decreased by $20.5 million, or 24%, from $84.8 million in the third quarter of 2003 to $64.3 million in the third quarter of 2004. Gross profit margin decreased from 50.8% in the third quarter of 2003 to 37.6% in the third quarter of 2004. The decrease in gross profit margin year-over-year was primarily due to:

•	Unfavorable product mix resulting from higher sales of lower margin platform products, and lower software sales.

•	Our newer platforms, LeapPad Plus Writing, LittleTouch LeapPad and Leapster, which have lower margins than our older platforms, represented a greater percentage of our platform sales.

•	Sales of our software products, which generally have a higher margin than our platform and stand-alone products, decreased year-over-year.

•	Lower average selling prices resulting from our planned price reductions on our mature platforms. In the first quarter of 2004, we implemented price reductions on our Classic LeapPad, My First LeapPad and Quantum LeapPad platforms to achieve lower retail prices and drive future sales of these platforms and related software.

•	Higher expenses for excess and obsolete inventory, related primarily to raw materials at the factories, and for slow moving Mind Station products. In the third quarter of 2004, we recorded a provision of approximately $3 million for excess and obsolete products.

•	Higher product costs resulting from increased chip, plastic and freight costs resulting primarily from higher energy prices.

•	Higher other cost of sales expenses as a percentage of net sales, such as warehousing and freight, primarily due to:

•	Higher costs due to duplicate warehousing expenses incurred during the transition period into our new Fontana distribution center in the third quarter of 2004.

•	Higher warehousing and freight expenses resulting from our higher levels of inventory to support our sales growth and to better position our company for the critical holiday selling season.

We anticipate the lower gross profit margin for our U.S. Consumer segment to continue into the fourth quarter of 2004, primarily due to costs incurred to address challenges in our distribution center, and also due to unfavorable product mix resulting from lower software sales and higher sales of lower margin platforms.

International.  Our International segment’s gross profit increased by $3.7 million, or 23%, from $16.3 million in the third quarter of 2003 to $20.0 million in the third quarter of 2004. Gross profit margin decreased from 55.1% in the third quarter of 2003 to 43.3% in the third quarter of 2004. The decrease in gross profit margin year-over-year was primarily due to product mix resulting from higher sales of lower margin platforms, a greater proportion of lower margin sales to some of our distributors, primarily in Australia, and higher warehousing and freight expenses.

Education and Training.  Our Education and Training segment’s gross profit increased by $5.6 million, or 151%, from $3.7 million in the third quarter of 2003 to $9.3 million in the third quarter of 2004. Gross profit margin increased from 51.4% in the third quarter of 2003 to 65.6% in the third quarter of 2004. The increase in gross profit margin year-over-year was primarily due to increased net sales leverage achieved as the segment’s fixed expenses represent a lower percentage of those sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $7.2 million, or 32%, from $22.8 million in the third quarter of 2003 to $30.0 million in the third quarter of 2004. As a percentage of net sales, selling, general and administrative expenses increased from 11.2% in the third quarter of 2003 to 13.0% in the third quarter of 2004.

The increase in selling, general and administrative expenses was primarily due to:

•	Higher compensation expenses of approximately $2.8 million resulting from increased headcount.

•	Non-recurring expense of $1.5 million related to startup costs for our new distribution center.

•	Higher litigation expense resulting from the outstanding litigation.

•	Higher consulting expense resulting from the implementation of the internal control requirements of the Sarbanes-Oxley Act.

We anticipate selling, general and administrative expenses to be higher in dollars and as a percentage of net sales for the full year of 2004 compared to 2003, primarily due to higher compensation expenses resulting from increased headcount for the full year of 2004 compared to 2003 and severance expenses associated with our workforce reduction announced in October 2004; higher consulting expenses resulting from the implementation of the internal control requirements of the Sarbanes-Oxley Act; and higher litigation expenses resulting from outstanding lawsuits.

In October 2004, we reduced our planned workforce for 2005 by eliminating planned new hires and terminating full time and temporary employees. In addition, we have implemented other initiatives to reduce our expense base to improve profitability. We do not anticipate realizing financial benefits from the workforce reduction until 2005, as severance expenses associated with the termination of employees will offset savings in salary expense in the fourth quarter of 2004.

Research and Development Expenses

Research and development expenses increased by $1.2 million, or 9%, from $14.0 million in the third quarter of 2003 to $15.2 million in the third quarter of 2004. As a percentage of net sales, research and development expenses decreased from 6.9% in 2003 to 6.6% in 2004. Research and development expenses increased slightly in dollars, but were lower as a percentage of net sales, in all three of our segments.

Research and development expenses, which we classify into two categories, product development and content development, were as follows:

	Three Months Ended September 30,
	2004		2003		Change
		% of Net sales		% of Net sales
	$(1)		$(1)		$(1)%
Product development	$7.5	3.3%	$6.7	3.3%	$0.8	12%
Content development	7.7	3.3%	7.3	3.6%	0.4	6%

Research & Development	$15.2	6.6%	$14.0	6.9%	$1.2	9%

(1)	In millions.

Product development expenses increased by $0.8 million, or 12%, primarily due to spending on the development and engineering for our new platforms and stand-alone products and updates of our existing product lines.

Content development expenses increased by $0.4 million, or 6%, primarily due to spending on our line new of software titles to be released in the fourth quarter and in 2005.

We anticipate research and development expenses to be higher in dollars for the full year of 2004 compared to 2003 primarily due to increased content offerings and development of new platforms and stand-alone products, but to remain relatively flat as a percentage of net sales.

Advertising Expense

Advertising expense increased by $2.2 million, or 16%, from $13.5 million in the third quarter of 2003 to $15.7 million in the third quarter of 2004. As a percentage of net sales, advertising expense increased from 6.6% in 2003 to 6.8% in 2004.

The increase in advertising expense for the third quarter of 2004 as compared to the corresponding period of the prior year was primarily due to:

•	Higher television advertising expenses in:

•	the U.S. Consumer segment that were designed to keep promoting our new generation of LeapPad platforms, the Leapster and their related content, and to increase brand awareness for the upcoming holiday selling season, and

•	the International segment that were designed to promote brand awareness and introduce the newest products to the international markets.

•	Higher spending for print media advertising related to our U.S. Consumer and SchoolHouse catalogs.

Historically, our advertising expense has increased significantly in dollars and as a percentage of net sales starting in the third and most heavily in the fourth quarters due to the concentration of our television advertising in the pre-holiday selling period. We anticipate that this seasonal trend will continue in 2004, but we expect that our full-year advertising spending will be in line with last year as a percentage of sales.

Depreciation and Amortization Expenses (excluding depreciation of tooling and amortization of content development expenses, which are included in cost of sales)

Depreciation and amortization expenses increased by $0.1 million, or 5%, from $1.9 million in the third quarter of 2003, to $2.0 million in the third quarter of 2004. As a percentage of net sales, depreciation and amortization expenses decreased to 0.9% in the third quarter of 2004 compared to 1.0% for the same period in 2003.

The increase in depreciation and amortization expenses was primarily due to:

•	Higher depreciation of computers and software resulting from increased headcount

•	Higher amortization for intangibles resulting from the amortization of a technology license agreement in the first quarter of 2004.

•	Offset by lower amortization of our website development costs. We had fully amortized our capitalized website development costs in the third quarter of 2003.

Income From Operations

Our income from operations decreased by $22.0 million, or 42%, from $52.6 million in the third quarter of 2003 to $30.6 million in the third quarter of 2004.

Income or loss from operations for each segment and the related percentage of segment net sales were as follows:

	Three Months Ended September 30,
	2004		2003		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$17.2	10.1%	$44.4	26.5%	$(27.2)	(61)%
International	10.5	22.9%	9.4	31.8%	1.1	12%
Education and Training	2.9	20.1%	(1.2)	(16.1)%	4.1	345%

Total Company	$30.6	13.3%	$52.6	25.8%	$(22.0)	(42)%

(1)	In millions.

U.S. Consumer.  Our U.S. Consumer segment’s income from operations decreased by $27.2 million, or 61%, from $44.4 million in the third quarter of 2003 to $17.2 million in the third quarter of 2004. As a percentage of net sales, income from operations decreased from 26.5% in the third quarter of 2003 to 10.1% in the third quarter of 2004. The lower income from operations in our U.S. Consumer segment is due to lower gross margin and higher operating expenses due to the factors discussed above.

International.  Our International operating results increased by $1.1 million, or 12%, from $9.4 million or 31.8% of net sales in 2003, to $10.5 million or 22.9% of net sales in the same period in 2004. The increase in operating income in this segment was primarily due to higher sales, partially offset by lower gross profit margin and higher operating expenses.

Education and Training.  Our Education and Training segment’s income from operations improved by $4.1 million, from a loss of $1.2 million in the third quarter of 2003 to $2.9 million in income for the third quarter of 2004. As a percentage of net sales, income from operations increased from (16.1)% in the third quarter of 2003 to 20.1% in the third quarter of 2004. The segment’s improved income from operations resulted from higher net sales. We anticipate this segment will be profitable for the full year.

Other

Net interest income increased by $0.2 million from $0.3 million in the third quarter of 2003 to $0.5 million in the third quarter of 2004. This increase was due to higher interest income resulting from our larger average cash balances and increased interest rates on invested balances.

Other income/(expense), which consisted primarily of foreign currency related activities, decreased by $0.9 million, from income of $0.4 million in the third quarter of 2003 to an expense of $0.5 million in the third quarter of 2004.

Our effective tax rate was 34.1% for the three months ended September 30, 2004 compared to 37.3% for the same period in 2003. The lower effective tax rate in 2004 was primarily the result of our expanded supply chain operations in Asia, implemented in 2004. We anticipate our effective income tax rate for the full-year to be approximately 31%.

Net Income

In the third quarter of 2004, net income was $20.2 million, or 8.8% of net sales, as a result of the factors described above. In the same period in 2003, net income was $33.4 million, or 16.4% of net sales.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net Sales

Net sales increased by $34.9 million, or 10%, from $348.7 million in the nine months ended September 30, 2003 to $383.5 million in the nine months ended September 30, 2004. The net sales increase resulted primarily from higher sales in our International and Education and Training segments, partially offset by lower sales in our U.S. Consumer segment. Foreign currency exchange rates favorably impacted our total company net sales by approximately 1% due to stronger international currencies.

Net sales for each segment, in dollars and as a percentage of total company net sales, were as follows:

	Nine Months Ended September 30,
	2004		2003		Change
Segment	$(1)	% of Total Company Sales	$(1)	% of Total Company Sales	$(1)%
U.S. Consumer	$265.0	69%	$272.6	78%	$(7.6)	(3)%
International	75.9	20%	49.8	14%	26.1	53%
Education and Training	42.6	11%	26.3	8%	16.3	62%

Total Company	$383.5	100%	$348.7	100%	$34.9	10%

(1)	In millions.

U.S. Consumer.  Our U.S. Consumer segment’s net sales decreased by $7.6 million, or 3%, from $272.6 million in the nine months ended September 30, 2003 to $265.0 million for the same period in 2004. This segment comprised 69% of total company net sales in 2004 compared to 78% for the same period in 2003.

Net sales of platform, software and stand-alone products in dollars and as a percentage of total net sales were as follows:

	Sales				% of Total
	Nine Months Ended September 30,		Change		Nine Months Ended September 30,
	2004(1)	2003(1)	$(1)%		2004	2003
Platform	$131.3	$116.3	$15.0	13%	49.6%	42.7%
Software	58.7	84.8	(26.1)	(31)%	22.1%	31.1%
Stand-alone	75.0	71.5	3.5	5%	28.3%	26.2%

Net Sales	$265.0	$272.6	$(7.6)	(3)%	100.0%	100.0%

(1)	In millions

The net sales decrease in this segment in the nine months ended September 30, 2004 compared to the same period in 2003 was primarily a result of the following factors:

•	Lower software sales. Software sales of our LeapPad family of platforms decreased in the first nine months of 2004 compared to the same period in 2003, primarily due to lower software sales for our Classic LeapPad and to a lesser extent software sales of our Quantum LeapPad platforms. In the third quarter of 2004, we rolled out several marketing initiatives focused on increasing demand for our software products, primarily related to revamping the packaging of our LeapPad family of software. We will continue to invest in targeted marketing programs, which will include aggressive television and print media advertising in order to drive our higher margin software sales. In addition, we expect to release a large number of software titles in the fourth quarter of 2004 for our LeapPad family of platforms and our Leapster multimedia learning system platform, which we believe will increase software sales for the full year.

•	Lower orders from retailers. Retailers have been reluctant to take on additional inventory as retail sell-through is growing at a lower than expected rate. Modest sales increases in the second and third quarters did not offset the 22% decline in sales in the first quarter.

•	Lower sales to our smaller customers, including FAO Schwarz and KB Toys, which have been experiencing financial difficulties.

•	Lower than anticipated shipments to customers resulting from logistical challenges encountered in our new distribution center.

International.  Our International segment’s net sales increased by $26.1 million, or 53%, from $49.8 million in the first nine months of 2003 to $75.9 million in the first nine months of 2004. This segment comprised 20% of total company net sales in 2004 as compared to 14% in 2003. The net sales increase in this segment was primarily due to higher sales in the United Kingdom and Canada, higher sales from distributors in Australia, and to a lesser extent higher sales in France. The increase in sales in the United Kingdom, Canada and France was primarily due to larger market penetration resulting from more localized products and brand awareness.

Foreign currency exchange rates favorably impacted our International segment’s net sales by approximately 7% due to stronger international currencies.

Education and Training.  Our Education and Training segment’s net sales increased by $16.3 million, or 62%, from $26.3 million in the first nine months of 2003 to $42.6 million in the first nine months of 2004. This segment comprised 11% of total company net sales in 2004 compared to 8% in 2003. Our SchoolHouse division accounts for substantially all of the results of our Education and Training segment. The increase in net sales in this segment was primarily due to larger orders resulting from the continued market penetration of this segment’s flagship product, the LeapTrack learning system. The LeapTrack learning system features the LeapPad and Quantum LeapPad personal learning tools. In addition, our SchoolHouse division experienced strong sales of our interactive content library resulting from successful direct marketing promotions, an overall expansion of a dedicated sales force, and increased product offerings and brand awareness.

Gross Profit

Gross profit decreased by $19.3 million, or 11%, from $181.3 million in the first nine months of 2003 to $162.0 million in the first nine months of 2004. Gross profit margin, decreased from 52.0% in 2003 to 42.2% in 2004. The decrease in gross profit margin was primarily due to lower gross profit margins in our U.S. Consumer and International segments, partially offset by increased gross profit margin in our Education and Training segment.

Gross profit for each segment and the related percentage of segment net sales were as follows:

	Nine Months Ended September 30,
	2004		2003		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$101.4	38.3%	$139.4	51.2%	$(38.1)	(27)%
International	33.1	43.6%	26.3	52.8%	6.8	26%
Education and Training	27.5	64.5%	15.6	59.2%	11.9	77%

Total Company	$162.0	42.2%	$181.3	52.0%	$(19.3)	(11)%

(1)	In millions.

U.S. Consumer.  Our U.S. Consumer segment’s gross profit decreased by $38.1 million, or 27%, from $139.4 million in the first nine months of 2003 to $101.4 million in the first nine months of 2004. Gross profit margin decreased from 51.2% in 2003 to 38.3% in 2004. The decrease in gross profit margin year-over-year was primarily due to the following factors:

•	Unfavorable product mix resulting from lower software sales, which have a higher margin than our other products, and a higher percentage of sales from of our new lower-margin platforms.

•	Price reductions on our mature platforms designed to drive future sales of these platforms and their related software products.

•	Higher expenses for scrap and excess and obsolete inventory, primarily resulting from scrapping certain packaging materials and increasing our reserves for obsolete chips in our manufacturing facilities and our slow moving Mind Station products.

•	Higher fixed expenses as a percentage of net sales, such as higher warehousing and freight resulting from higher inventory levels, and higher depreciation of capitalized tooling expenses resulting from the purchase of tooling equipments for our new platforms.

•	Higher expenses due to duplicate warehousing expenses incurred during the transition period into our new Fontana distribution center in the third quarter of 2004.

International.  Our International segment’s gross profit increased by $6.8 million, or 26%, from $26.3 million in the first nine months of 2003 to $33.1 million in the first nine months of 2004. Gross profit margin decreased from 52.8% in 2003 to 43.6% in 2004. The decrease in gross profit percent year-over-year was primarily due to product mix resulting from higher sales of lower margin platforms, a larger proportion of lower margin sales to some of our distributors, and higher fixed expenses such as warehousing and freight expenses resulting from our higher levels of inventory.

Education and Training.  Our Education and Training segment’s gross profit increased by $11.9 million, or 77%, from $15.6 million in the first nine months of 2003 to $27.5 million in the first nine months of 2004. Gross profit margin increased from 59.2% in 2003 to 64.5% in 2004. The increase in gross profit margin year-over-year was primarily due to increased net sales leverage as the segment’s fixed expenses represent a lower percentage of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $17.9 million, or 27%, from $66.2 million in the first nine months of 2003 to $84.1 million in the first nine months of 2004. As a percentage of net sales, selling, general and administrative expenses increased from 19.0% in 2003 to 21.9% in 2004. The increase in selling, general and administrative expenses was primarily due to higher spending in both our U.S. Consumer and to a lesser extent our International segment, primarily due to:

•	Higher compensation expenses of approximately $7.0 resulting from increased headcount,

•	Non-recurring expense of $1.5 million related to startup costs for our new distribution center,

•	Higher legal expenses resulting from our outstanding litigations,

•	Higher consulting expenses resulting from the implementation of the internal control requirements of the Sarbanes-Oxley Act and,

•	Higher bad debt expense related to the bankruptcy of KB Toys.

Research and Development Expenses

Research and development expenses increased by $1.0 million, or 2%, from $41.7 million in the first nine months of 2003 to $42.7 million in the first nine months of 2004. As a percentage of net sales, research and development expenses decreased from 12.0% in 2003 to 11.1% in 2004. The increase in dollars was primarily due to the spending on product development costs in our U.S. Consumer and International segments, partially offset by lower spending in our Education and Training segment.

Research and development expenses, which we classify into two categories, product development and content development, were as follows:

	Nine Months Ended September 30,
	2004		2003		Change
	$(1)	% of Net sales	$(1)	% of Net sales	$(1)%
Product development	$20.4	5.3%	$18.5	5.3%	$1.9	10%
Content development	22.3	5.8%	23.2	6.6%	(0.9)	(4)%

Research & Development	$42.7	11.1%	$41.7	12.0%	$1.0	2%

(1)	In millions.

Product development expenses increased by $1.9 million, or 10%, primarily resulting from spending on the development and engineering for our new platforms and stand-alone products in addition to refreshes of our existing product lines.

Content development expenses decreased by $0.9 million, or 4%, primarily due to the shift of research and development spending in our Education and Training segment to the fourth quarter of 2004 and the first half of 2005.

Advertising Expense

Advertising expense increased by $3.7 million, or 14%, from $26.2 million in the first nine months of 2003 to $29.9 million in the first nine months of 2004. As a percentage of net sales, advertising expense increased from 7.5% in 2003 to 7.8% in 2004.

The increase in advertising expense for the first nine months of 2004 as compared to the same period in 2003 was primarily due to:

•	Higher spending related to the printing and distribution of our consumer and schoolhouse catalogs,

•	Higher television advertising primarily in the United Kingdom and to a lesser extent in the United States,

•	Higher spending on in-store Leapster platform merchandising displays and related servicing fees, primarily in the first quarter of 2004.

Depreciation and Amortization Expenses (excluding depreciation of tooling and amortization of content development expenses, which are included in cost of sales)

Depreciation and amortization expenses decreased by $0.5 million, or 9%, from $6.1 million in the first nine months of 2003, to $5.6 million in the first nine months of 2004. As a percentage of net sales, depreciation and amortization expenses decreased from 1.8% in 2003 compared to 1.5% in 2004. The decrease in depreciation and amortization expense year-over-year was primarily due to capitalized website development expenses, which were fully amortized in the third quarter of 2003, partially offset by higher depreciation for computers and software resulting from the continued expansion of our business.

Income/(Loss) From Operations

We realized a loss from operations of $0.3 million in the first nine months of 2004 compared to income of $41.1 million for the corresponding period in 2003.

Income or loss from operations for each segment and the related percentage of segment net sales were as follows:

	Nine Months Ended September 30,
	2004		2003		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$(20.9)	(7.9)%	$30.8	11.3%	$(51.7)	(168)%
International	10.7	14.1%	11.6	23.2%	(0.8)	(7)%
Education and Training	9.9	23.2%	(1.3)	(4.9)%	11.2	867%

Total Company	$(0.3)	(0.1)%	$41.1	11.8%	$(41.4)	(101)%

(1)	In millions.

U.S. Consumer.  Our U.S. Consumer segment realized a loss from operations of $20.9 million for the first nine months of 2004 compared to income from operations of $30.8 million for the same period in 2003. Our loss from operations in this segment resulted from lower gross margin and higher operating expenses due to the factors discussed above.

International.  Our International segment’s operating income decreased by $0.8 million, or 7%, from $11.6 million in the first nine months of 2003, to $10.7 million in the first nine months of 2004. As a percentage of net sales, income from operations decreased from 23.2% in 2003 to 14.1% in 2004. The lower operating income in this segment was primarily due to higher operating expenses, partially offset by higher net sales.

Education and Training.  Our Education and Training segment’s income from operations improved by $11.2 million, from a loss of $1.3 million in the first nine months of 2003 to $9.9 million in income for first nine months of 2004. As a percentage of net sales, income from operations increased from (4.9)% in 2003 to 23.2% in 2004. The segment’s increased operating income resulted from higher net sales combined with lower operating expenses.

Other

Net interest income increased by $0.4 million, from $1.0 million in the first nine months of 2003 to $1.4 million in the first nine months of 2004. This increase was due to higher interest income resulting from our larger average cash balances and higher interest rates on invested balances.

Other income decreased by $2.7 million, from $3.0 million in the first nine months of 2003 to $0.3 million in the first nine months of 2004, primarily due to the following factors in 2003:

•	A cash settlement we received in the first quarter of 2003 from Benesse Corporation, one of our primary distributors in Japan, for the early termination of a two-year sales agreement,

•	Gains in 2003 from fluctuation of foreign currency exchange rates. As disclosed in note 9 of the notes to our financial statements, in January 2004 we implemented a foreign exchange hedging program that is designed to minimize the impact of currency exchange rate movements on remeasurable balance sheet items.

Our effective tax rate was 31.0% for the nine months ended September 30, 2004 compared to 36.8% for the same period in 2003. The lower effective tax rate in 2004 was primarily the result of our expanded supply chain operations in Asia, implemented in January 2004. We anticipate our effective income tax rate for the full-year to be approximately 31%.

Net Income

In the nine months ended September 30, 2004, net income was $1.0 million, or 0.3% of net sales, as a result of the factors described above. In the same period in 2003, net income was $28.5 million, or 8.2% of net sales.

SEASONALITY

Our business is subject to significant seasonal fluctuations. The substantial majority of our net sales and all of our net income are realized during the third and fourth calendar quarters. In addition, our quarterly results of operations have fluctuated significantly in the past, and can be expected to continue to fluctuate significantly in the future, as a result of many factors, including:

•	seasonal influences on our sales, such as the holiday shopping season and back-to-school purchasing;

•	changes in our product sales mix, since our platforms and stand-alone products generally have lower margins than our software products;

•	unpredictable changes in consumer preferences and spending trends;

•	the expansion and contraction of available retail shelf space;

•	changes in the financial condition of our retail customers;

•	changes in the availability and cost of components, materials and shipping services for our products;

•	the need to increase inventories in advance of our primary selling season; and

•	the timing of orders by our customers and timing of introductions of our new products.

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

LIQUIDITY AND CAPITAL RESOURCES

	September 30,
	2004(1)	2003(1)	Change(1)
Cash and cash equivalents	$78.3	$55.0	$23.3
Short term investments	34.1	42.8	(8.7)

	$112.4	$97.8	$14.6

% of total assets	19%	21%

Restricted Cash
Short Term	$8.9	$—	$8.9
Long Term	5.0	—	5.0

	$13.9	$—	$13.9

Long term investments	$3.7	$—	$3.7

Net cash provided by operating activities	$28.0	$14.7	$13.3
Net cash used in investing activities	(31.9)	(56.4)	24.5
Net cash provided by financing activities	12.0	25.8	(13.8)
Effect of exchange rate changes on cash	0.4	0.1	0.3

Increase in cash and cash equivalents	$8.5	$(15.8)	$24.3

(1)	In millions.

Cash generated in the nine months ended September 30, 2004 totaling $8.5 million consisted of:

•	$28.0 million of cash flows from operating activities primarily related to the collection of accounts receivable due from sales in the fourth quarter of 2003 in early 2004, offset by inventory purchases.

•	$31.9 million of cash used in investing activities. Of this amount, $22.7 million related to the purchase of property and equipment and intangible assets and $9.2 million related to the net purchase of investments.

•	$12.0 million of cash provided from financing activities from the exercise of stock options and employee stock plan purchases.

Our cash flow is very seasonal as approximately 80% of our sales typically occur in the last two quarters of the year as retailers expand inventories for the holiday selling season. Our accounts receivable balances are the highest in the last two months of the fourth quarter, and payments are not due until the first quarter of the following year. Cash used to build inventory is typically the highest in the third quarter as we increase inventory to meet the holiday season demand. However, in 2004 we began increasing our inventory build earlier than in past years in order to be in a better position to fulfill third and fourth quarter demand, and to facilitate the implementation of our supply chain initiatives. As a result of this seasonality, cash flow from operating activities is strongest in the first and fourth quarters of the year as illustrated in the table below:

	Cash Flow From Operating Activities
	2004(1)	2003(1)	2002(1)
1st Qtr	$108.3	$50.1	$40.7
2nd Qtr	(31.8)	(1.4)	(1.5)
3rd Qtr	(48.5)	(34.0)	(34.0)
4th Qtr	N/A	12.1	17.3

Total	N/A	$26.8	$22.5

(1)	In millions

Operating activities

Net cash provided by operating activities was $28.0 million in the nine months ended September 30, 2004 compared to $14.7 million for the same period in 2003.

The $13.3 million increase in net cash provided by operating activities year-over-year was primarily due to the following factors:

•	Higher collections of year-end accounts receivable, which resulted from higher sales in the fourth quarter of 2003 as compared to 2002, and a shift in the timing of those sales. A higher percentage of sales were shipped in the last sixty days of 2003, as compared to the same period in 2002, pushing a higher percentage of collections into the first quarter of 2004.

•	Lower income tax payments resulting from tax benefits related to employee exercise of stock options.

These increases were offset by:

•	Higher inventory purchases. Inventory purchases were higher than last year as we began increasing our inventory build earlier than last year to be in a better position to fulfill third and fourth quarter demand, and to facilitate the implementation of our supply chain initiatives, which include the consolidation of our distribution system and the installation of new supply chain management software.

•	Lower net income for the nine months ended September 30, 2004 compared to the same period in the prior year.

Working Capital – Major Components

Due to the seasonality of our business, our discussion is focused on the changes in working capital components from the current period to the corresponding period last year. We believe comparisons of working capital from our fiscal year end (December 31) to the current period are not meaningful and explanations for such changes are not included.

Accounts receivable

Gross accounts receivable was $190.0 million at September 30, 2004, $156.7 million at September 30, 2003 and $283.4 million at December 31, 2003. Allowances for doubtful accounts were $1.2 million at September 30, 2004, $1.3 million at September 30, 2003 and $1.6 million at December 31, 2003. Our days-sales-outstanding, or DSO, at September 30, 2004 was 73.5 days compared to 68.6 days at September 30, 2003. Our DSO at December 31, 2003 was 76.5 days.

The increases in our accounts receivable and our DSO from September 30, 2003 to September 30, 2004 was due to:

•	$27.2 million increase in net sales in the third quarter of 2004 as compared to the prior year’s third quarter.

•	A shift in sales to later in the third quarter than in the prior year. These sales will not be collected until the fourth quarter.

Allowances for doubtful accounts, as a percentage of gross accounts receivable, decreased from 0.8% at September 30, 2003 to 0.6% at September 30, 2004. At December 31, 2003, Allowances for accounts receivable were 0.6% of gross accounts receivable.

Inventory

Inventory was $192.8 million at September 30, 2004, $119.5 million at September 30, 2003 and $90.9 million at December 31, 2003. Inventory increased by $73.3 million, or 61%, from September 30, 2003 to September 30, 2004.

During the nine months ended September 30, 2004 we have focused on the following supply chain strategies:

•	To improve our operations and logistics, we have initiated several supply chain management projects, including the strengthening of our finished goods production capabilities, the consolidation of our distribution system, and the implementation of new supply chain management software.

•	In order to gain more control and management over our sourcing and finished goods production capabilities, we have expanded our operations in Asia and formalized relationships with our third party manufacturers by entering into materials sourcing and manufacturing agreements with them.

The $73.3 million increase in inventory from September 30, 2003 to September 30, 2004 consisted primarily of the following:

•	$29.8 million increase in finished goods consisting primarily of our three new platforms, the Leapster, LeapPad Plus Writing and LittleTouch LeapPad learning systems.

•	$23.7 million increase in raw materials due to longer lead times in our manufacturing process and new product components primarily related to Leapster platform products.

•	$11.3 million increase in finished goods in the International segment. The higher inventory level is necessary to support this segments sales growth.

•	$8.5 million increase in work in process relating to our assumption of all risks and benefits of component parts and materials under the manufacturing agreements that we entered into with our contract manufacturers.

Accounts payable

Accounts payable was $115.8 million at September 30, 2004, $64.2 million at September 30, 2003 and $86.2 million at December 31, 2003. The increase in accounts payable from September 30, 2003 to September 30, 2004 was primarily due to increased inventory purchases in the third quarter of 2004.

Accrued liabilities

Accrued liabilities were $39.6 million at September 30, 2004, $32.7 million at September 30, 2003 and $44.6 million at December 31, 2003. The increase in accrued liabilities from September 30, 2003 to September 30, 2004 consisted of $2.0 million in payments due by December 2004 for the purchase of a technology license, increased legal expenses incurred, and the overall increase in operating and warehousing expenses in the third quarter of 2004.

Income taxes payable

Income taxes payable was $9.6 million at September 30, 2004, $2.4 million at September 30, 2003 and $4.7 million at December 31, 2003.

Substantially all of our income tax payments are made in December and March due to the seasonality of our business. In the first nine months of 2004, $1.2 million in income tax payments were made compared to $14.8 million in the same period of 2003. The lower income tax payments were primarily due to the tax deduction received for the exercise of stock options, which resulted in a reduction of income taxes payments of approximately $16.0 million in 2004. We expect this benefit to be lower in the future.

Investing activities

Net cash used in investing activities was $31.9 million in the nine months ended September 30, 2004, compared to $56.4 million for the same period in 2003. The primary components of net cash used in investing activities for the first nine months of 2004 compared to the same period of 2003 were:

•	Net purchases of investments of $9.2 million in 2004 compared with $40.4 million in 2003.

•	Purchase of property and equipment of $16.4 million in 2004, primarily related to our supply chain initiatives and manufacturing tools. In 2003, we used $13.2 million for purchases of property and equipment related primarily to computers and software and manufacturing tools.

•	Purchase of intangible assets of $6.3 million, primarily related primarily to a technology license agreement we entered into in the first quarter of 2004. In 2003, we used $3.0 million for the purchase of intangible assets for certain trademark rights in connection with the settlement of a lawsuit.

Financing activities

Net cash provided by financing activities was $12.0 million in the nine months ended September 30, 2004 compared to $25.8 million for the same period in 2003. The primary component of cash provided by financing activities in both years was proceeds received from the exercise of stock options and purchases of our common stock pursuant to our employee stock purchase plan. Included in 2003 is the receipt of $2.6 million from the payment of notes receivable from stockholders.

Financial Condition

We believe our current cash and short-term investments and anticipated cash flow from operations will be sufficient to meet our working capital and capital requirements through at least the end of 2005.

We estimate that our capital expenditures for 2004 will be between $20.0 million and $23.0 million, as compared to $15.8 million in 2003. The increase in our 2004 estimate over 2003 is primarily related to additional purchased computers and software and leasehold improvements related to our supply chain initiatives and additional manufacturing tool purchases for use in the production of both existing and new products.

We have access to an unsecured credit line to fund our operations if needed. This unsecured credit facility of $30 million was entered into on December 31, 2002, with an option to increase the facility to $50 million, for working capital purposes. This agreement was amended in February 2004 to raise the allowable limit of investment in our foreign subsidiaries. The agreement requires that we comply with certain financial covenants, including the maintenance of a minimum quick ratio on a quarterly basis and a minimum level of EBITDA on a rolling quarterly basis. We were in compliance with these covenants at September 30, 2004. The level of a certain financial ratio maintained by us determines interest rates on borrowings. The interest rate will be between prime and prime plus 0.25% or LIBOR plus 1.25% and LIBOR plus 2.00%. We had outstanding letters of credit of $14.1 million as of September 30, 2004, of which $13.9 million was cash collateralized and $0.2 million was secured by our credit line. Our outstanding letters of credit at September 30, 2003 were $0.3 million. At September 30, 2004, $29.8 million of unused borrowings were available to us.

Commitments

We have provided irrevocable standby letters of credit to several of our inventory manufacturers and one technology partner. The standby letters of credit guarantee performance of the obligations of certain of our foreign subsidiaries to pay for trade payables and contractual obligations of up to $13.9 million and are fully secured by cash deposits with the issuer. Of the $13.9 million in outstanding letters of credit, $8.9 million expires in January 2005 and $5.0 million expires in December 2005. The cash collateral related to the $8.9 million is classified in “restricted cash” and the $5.0 million is included in “other assets” on our balance sheet at September 30, 2004.

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

Sales of our platforms, related software and stand-alone products typically have grown in the periods following initial introduction, but we expect sales of specific products to decrease as they mature. For example, during the first nine months of 2004, we experienced a decrease in the net sales of our Classic LeapPad business in our U.S. Consumer segment compared to the same period in 2003. The introduction of new products and the enhancement and extension of existing products, through the introduction of additional software or by other means, are critical to our future sales growth. For example, in December 2003, we introduced a line of educational videos, and in Fall 2004, we entered the juvenile products category. The successful development of new products and the enhancement and extension of our current products will require us to anticipate the needs and preferences of consumers and educators and to forecast market and technological trends accurately. Consumer preferences, and particularly children’s preferences, are continuously changing and are difficult to predict. In addition, educational curricula change as states adopt new standards. The development of new interactive learning products requires high levels of innovation and this process can be lengthy and costly. To remain competitive, we must continue to develop enhancements of our NearTouch and other technologies successfully, as well as successfully integrate third party technology with our own. In Fall 2004, we introduced a number of new platforms, stand-alone products and interactive books and other software for each of our three business segments. We cannot assure you that these products will be successful or that other products will be introduced or, if introduced, will be successful. The failure to enhance and extend our existing products or to develop and introduce new products that achieve and sustain market acceptance and produce acceptable margins would harm our business and operating results.

Our business is seasonal, and therefore our annual operating results depend, in large part, on sales relating to the brief holiday season.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, causing the substantial majority of our sales to U.S. retailers to occur during the third and fourth quarters. In 2003, approximately 79% of our total net sales occurred during this period. This percentage of total sales may increase as retailers become more efficient in their control of inventory levels through just-in-time inventory management systems. Generally, retailers time their orders so that suppliers like us will fill the orders closer to the time of purchase by consumers, thereby reducing their need to maintain larger on-hand inventories throughout the year to meet demand. While these techniques reduce retailers’ investments in their inventory, they increase pressure on suppliers to fill orders promptly and shift a significant portion of inventory risk and carrying costs to suppliers like us. The logistics of supplying more products within shorter time periods will increase the risk that we fail to meet tight shipping schedules, which could damage our relationships with retailers, increase our shipping costs or cause sales opportunities to be delayed or lost. For example, in the second half of 2004, we had operational difficulties related to our new U.S. distribution center, which had an adverse impact on our third quarter and, as a result, will also adversely affect our year to date 2004 financial results. In addition, in the second half of 2003, one of our largest retail customers changed its order pattern to occur later in the holiday season, which we believe delayed a significant portion of our net sales to this customer from the third quarter of 2003 to the fourth quarter of 2003. The seasonal pattern of sales in the retail channel requires significant use of our working capital to manufacture and carry inventory in anticipation of the holiday season, as well as early and accurate forecasting of holiday sales. Failure to predict accurately and respond appropriately to consumer demand on a timely basis to meet seasonal fluctuations, or any disruption of consumer buying habits during this key period, would harm our business and operating results.

We rely on a limited number of manufacturers, virtually all of which are located in China, to produce our finished products, and our reputation and operating results could be harmed if they fail to produce quality products in a timely and cost-effective manner and in sufficient quantities.

We outsource substantially all of our finished goods assembly manufacturing to eleven manufacturers, all of whom manufacture our products at facilities in the Guangdong province in the southeastern region of China. Our Learning Drum stand-alone product and our Classic LeapPad, My First LeapPad, LittleTouch LeapPad and Leapster platforms are manufactured by two manufacturers, while our remaining products are sole-sourced. While we have initiated a supply chain management project in 2004 to strengthen our finished goods production capabilities by expanding our operations in Asia and formalizing relationships with our third party manufacturers, we depend on these manufacturers to produce sufficient volumes of our finished products in a timely fashion and at satisfactory quality and cost levels. We generally allow retailers and distributors to return or receive credit for defective or damaged products. If our manufacturers fail to produce quality finished products on time, at expected cost targets and in sufficient quantities due to capital shortages, late payments from us, political instability, labor shortages, health epidemics, intellectual property disputes, changes in international economic policies, natural disasters, energy shortages, terrorism or other disruptions to their businesses, our reputation and operating results would suffer. In addition, if our manufacturers decide to increase production for their other customers, they may be unable to manufacture sufficient quantities of our finished products and our business could be harmed.

If we are unable to compete effectively with existing or new competitors, our sales and market share could decline.

We currently compete primarily in the infant and toddler category, preschool category and electronic learning aids category of the U.S. toy industry and, to some degree, in the overall U.S. and international toy industry. Our SchoolHouse division competes in the U.S. supplemental educational materials market. Each of these markets is very competitive and we expect competition to increase in the future. For example, Mattel, Inc. sells under its Fisher-Price brand a product called “PowerTouch” having functionality similar to that of our LeapPad and LittleTouch LeapPad platforms. Also, V-Tech Holdings Ltd. and Mattel under its Fisher-Price brand sell, V.Smile and InteracTV, respectively, which areTV-based learning products that allow for video game-play similar to our Leapster learning system. We believe that we are beginning to compete, and will increasingly compete in the future, with makers of popular game platforms and smart mobile devices such as personal digital assistants. These companies are well situated to compete effectively in our primary markets. Additionally, we are beginning to cross over into their markets with products such as our Leapster platform and iQuest handheld device. Many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to changes in consumer requirements or preferences or to new or emerging technologies. They may also devote greater resources to the development, promotion and sale of their products than we do. We cannot assure you that we will be able to compete effectively in our markets.

Our quarterly operating results are susceptible to fluctuations that could cause our stock price to decline.

Historically, our quarterly operating results have fluctuated significantly. For example, our net income (loss) for the first, second and third quarters of 2004 was $(11.8) million, $(7.4) million and $20.2 million, respectively. Our net income (loss) for the first through fourth quarters of 2003 was $(1.0) million, $(3.9) million, $33.4 million and $44.2 million, respectively. We expect these fluctuations to continue for a number of reasons, including:

•	seasonal influences on our sales, such as the holiday shopping season and back-to-school purchasing;

•	the mix of higher and lower margin products purchased by our customers and consumers;

•	unpredictable consumer preferences and spending trends;

•	the need to increase inventories in advance of our primary selling season;

•	timing of new product introductions;

•	general economic conditions;

•	the availability and cost of components, materials and shipping services for our products;

•	the financial condition of our retail customers;

•	the results of legal proceedings;

•	changes in our pricing policies, the pricing policies of our competitors and general pricing trends in consumer electronics and toy markets;

•	international sales volume and the mix of such sales among countries with similar or different holidays and school years than the United States;

•	the impact of strategic relationships;

•	the sales cycle to schools, which may be uneven, depending on budget constraints, the timing of purchases and other seasonal influences; and

•	the timing of orders by our customers and our ability to fulfill those orders in a timely manner, or at all.

For example, FAO, Inc. filed for bankruptcy protection in December 2003 and KB Toys, Inc. filed for bankruptcy in January 2004. These and other retailers may elect to close a significant number of stores in 2004, and such actions would affect the timing and amounts of orders of our products from these retailers. In addition, Toys “R” Us, one of our key customers, is currently undergoing an announced strategic evaluation of its worldwide operations and assets that may affect its buying patterns, buying levels and number of total retail outlets. In turn, the effects of any change in orders from Toys “R” Us or other retailers could have a material effect on our quarterly operating results.

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

Our Classic LeapPad, LeapPad Plus Writing and Quantum LeapPad platforms, each of which is based on our NearTouch technology, together with interactive books related to those platforms that are generally compatible with any of those platforms, accounted for an aggregate of approximately 40% of our net sales through the first nine months of 2004. Our My First LeapPad platform and My First LeapPad interactive books accounted for an aggregate of approximately 10% of our net sales through the first nine months of 2004, and our Leapster learning system and its interactive software accounted for an aggregate of approximately 12% of our net sales through the first nine months of 2004. No other product line, together with any related software, accounted for more than approximately 10% of our net sales through the third quarter of 2004. A significant portion of our future sales will depend on the continued commercial success of our Classic LeapPad, LeapPad Plus Writing, Quantum LeapPad platforms and compatible interactive books, our My First LeapPad platforms and related interactive books, and our Leapster learning system and related interactive software. If the sales for our Classic LeapPad, LeapPad Plus Writing, Quantum LeapPad and My First LeapPad platforms and our Leapster learning system are below expected sales or if sales of their related interactive books do not grow as we anticipate, sales of our other products may not be able to compensate for these shortfalls and our overall sales would suffer.

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

Our rapid growth has presented significant challenges to our management systems and resources, particularly in our supply chain and we may experience difficulties managing our growth.

Since 2001, we have grown rapidly, both domestically and internationally. Our net sales have grown from $314.2 million in 2001 to $680.0 million in 2003. During this period, the number of different products we offered at retail also increased significantly, and we have opened offices in Canada, France, Macau and Mexico. At December 31, 2001, we had 438 full-time employees and at December 31, 2003, we had 869 full-time employees. We are upgrading existing and implementing new operational software systems, including supply chain management systems. Further, in July 2004, we began consolidating multiple third-party distribution warehouses into a single distribution warehouse to handle our needs.

This warehouse is being operated by a new third-party logistics service provider. During the second half of 2004, we had significant difficulties operating our management systems and the new consolidated distribution center during our peak shipping season. This expansion has presented, and continues to present, significant challenges for our management systems and resources and has resulted in a significant adverse impact on our operating and financial results. If we fail to improve and maintain management systems and resources sufficient to keep pace with our business needs, our operating results could continue to suffer.

Our planned expansion into additional international markets may not succeed and our future operating results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

We have limited experience with sales operations outside the United States. In 2000, we expanded beyond the use of international distributors to sell our products and started selling our products directly to retailers in the United Kingdom. We began selling directly to retailers in Canada in June 2002, to retailers in France in July 2002, and to retailers in Mexico in September 2003, and we entered the German-speaking markets in Europe through our distributor, Stadlbauer Marketing + Vertrieb G.m.b.H., in Fall 2004. We derived approximately 14% of our net sales from outside the United States in 2003 and 10% in 2002. We intend to increase our international sales through additional overseas offices to develop further our direct sales efforts, distributor relationships and strategic relationships with companies with operations outside of the United States, such as Benesse Corporation and Sega Toys in Japan. However, these and other efforts may not help increase sales of our products outside the United States. Our business is, and will increasingly be, subject to risks associated with conducting business internationally, including:

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

We launched our Education and Training Group in June 1999 to deliver classroom instructional programs to the pre-K through eighth grade school market and explore adult learning opportunities. To date the SchoolHouse division, which accounts for substantially all of the results of our Education and Training segment, has incurred cumulative operating losses. Although the division reported an operating profit for the second and third quarters of 2004, it incurred operating losses in the first and third quarters of 2003 and the first quarter of 2004, and it may incur quarterly operating losses from time to time. Sales from our SchoolHouse division’s curriculum-based products will depend principally on broadening market acceptance of those products, which in turn depends on a number of factors, including:

•	our ability to demonstrate to teachers and other key educational institution decision-makers the usefulness of our products to supplement traditional teaching practices;

•	the willingness of teachers, administrators, parents and students to use products in a classroom setting from a company that may be perceived as a toy manufacturer;

•	the effectiveness of our sales force;

•	our ability to generate recurring revenue from existing customers through various marketing channels;

•	the availability of state and federal government funding to defray, subsidize or pay for the costs of our products which may be severely limited due to:

•	budget shortfalls currently faced by many states and the federal government and

•	reappropriation by states and the federal government for natural disaster relief; and

•	our ability to demonstrate that our products improve student achievement.

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

Our success depends in large part on our proprietary technologies that are used in our learning platforms and related software, such as My First LeapPad, Classic LeapPad, LeapPad Plus Writing, Quantum LeapPad and Leapster platforms, as well as our Explorer and Odyssey interactive globe series. We rely, and plan to continue to rely, on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. The contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our intellectual property or deter independent third-party development of similar technologies. For example, we are aware that products very similar to some of ours have been produced by others in China, and we are vigorously seeking to enforce our rights. However, we may not be able to enforce our intellectual property rights, if any, in China or other countries where such product may be manufactured or sold. Monitoring the unauthorized use of our intellectual property is costly, and any dispute or other litigation, regardless of outcome, may be costly and time-consuming and may divert our management and key personnel from our business operations. The steps we have taken may not prevent unauthorized use of our intellectual property, particularly in foreign countries where we do not hold patents or trademarks or where the laws may not protect our intellectual property as fully as in the United States. Some of our products and product features have limited intellectual property protection, and, as a consequence, we may not have the legal right to prevent others from reverse engineering or otherwise copying and using these features in competitive products. For additional discussion of litigation related to the protection of our intellectual property, see “Item 3. Legal Proceedings. — LeapFrog Enterprises, Inc. v. Fisher-Price, Inc.” in our 2003 Form 10-K. If we fail to protect or to enforce our intellectual property rights successfully, our rights could be diminished and our competitive position could suffer, which could harm our operating results.

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

In addition to being subject to regulation by the CPSC and similar state regulatory authorities, we must also comply with other laws and regulations. The Children’s Online Privacy Protection Act, as implemented, requires us to obtain verifiable, informed parental consent before we collect, use or disclose personal information from children under the age of 13. Additionally, the Robinson-Patman Act requires us to offer non-discriminatory pricing to similarly situated customers and to offer any promotional allowances and services to competing retailers and distributors within their respective classes of trade on proportionally equal terms. Our SchoolHouse division is affected by a number of laws and regulations regarding education and government funding. We are subject to other various laws, including international and U.S. immigration laws, wage and hour laws and laws regarding the classification of workers, as well as corporate governance laws and regulations, such as the Sarbanes-Oxley Act of 2002. Compliance with these and other laws and regulations impose additional costs on the conduct of our business, and failure to comply with these and other laws and regulations or changes in these and other laws and regulations may impose additional costs on the conduct of our business.

One stockholder controls a majority of our voting power as well as the composition of our board of directors.

Holders of our Class A common stock will not be able to affect the outcome of any stockholder vote. Our Class A common stock entitles its holders to one vote per share, and our Class B common stock entitles its holders to ten votes per share on all matters submitted to a vote of our stockholders. As of October 31, 2004, Lawrence J. Ellison and entities controlled by him beneficially owned approximately 16.8 million shares of our Class B common stock, which represents approximately 54% of the combined voting power of our Class A common stock and Class B common stock. As a result, Mr. Ellison controls all stockholder voting power, including with respect to:

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

Our stockholders may experience significant additional dilution upon the exercise of options or issuance of stock awards.

As of October 31, 2004 there were outstanding under our equity incentive plans options to purchase a total of approximately 6.9 million shares of Class A common stock. Contemporaneous with our July 2002 initial public offering, we registered approximately 17.4 million shares of Class A common stock issuable under our equity incentive plans, which include the shares issuable upon exercise of all of our options outstanding as of the date of our initial public offering as well as options to be granted in the future. In addition, in June 2004 our stockholders approved an amendment to our 2002 Equity Incentive Plan that increased the number of shares of our Class A common stock available for issuance under the plan by 2,500,000 shares and to implement a performance-based stock award program. To the extent we issue shares upon the exercise of any of options, performance-based stock award grants or pursuant to other equity incentive awards issued under our 2002 Equity Incentive Plan, investors in our Class A common stock will experience additional dilution.

Sales of our shares could negatively affect the market price of our stock.

Sales of substantial amounts of shares in the public market could harm the market price of our Class A common stock. We had approximately 60.8 million shares of Class A common stock outstanding as of October 31, 2004, assuming the conversion of all outstanding Class B common stock into Class A common stock, and assuming no exercise of our then-outstanding options. A number of these 60.8 million shares are restricted securities as defined by Rule 144 adopted under the Securities Act of 1933, as amended, or the Securities Act. These shares may be sold in the public market only if registered or if they qualify for an exemption from registration under the Securities Act, including exemptions provided by Rules 144 and 701. We cannot predict the effect that future sales made under Rule 144, Rule 701 or otherwise will have on the market price of our Class A common stock. In addition, as of October 31, 2004, approximately 16.8 million shares of our common stock are beneficially owned by Lawrence J. Ellison and entities controlled by him. Sales by Mr. Ellison may negatively affect the market price of our stock depending on the size and timing of those sales.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We develop products in the United States and market our products primarily in North America and, to a lesser extent, in Europe and the rest of the world. We are billed by and pay our third-party manufacturers primarily in U.S. dollars. Sales to our international customers are transacted primarily in the country’s local currency. As a result, our financial results could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. Beginning in the first quarter of 2004, we began managing our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements.

For the nine months ended September 30, 2004, we realized approximately $0.3 million resulting from fluctuations in foreign currency exchange rates. For the same period in 2003, we experienced a foreign currency exchange gain of approximately $1.2 million.

Cash equivalents and short-term investments are presented at fair value on our balance sheets. We invest our excess cash in accordance with our investment policy. Any adverse changes in interest rates or securities prices may harm the valuation of our short-term investments and operating results. At September 30, 2004 and December 31, 2003, our cash was invested primarily in municipal money market funds, short term fixed income municipal securities and auction preferred securities. Due to the short-term nature of these investments, a 50 basis point movement in market interest rates would not have a material impact on the fair value of our portfolio at September 30, 2004.

We are exposed to market risk from changes in interest rates on our outstanding bank debt. The level of a certain financial ratio maintained by us determines interest rates we pay on borrowings. The interest rate will be between prime and prime plus 0.25% or LIBOR plus 1.25% and LIBOR plus 2.00%. Prime rate is the rate publicly announced by Bank of America as its prime rate. The interest cost of our bank debt is affected by changes in either prime rates or LIBOR. Any adverse changes could harm our operating results. We had no outstanding debt at September 30, 2004.

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

During the third quarter of 2004, we experienced operational challenges relating to working with a new third-party logistics service provider in the operational startup of a new consolidated distribution center and implementing new supply chain management systems. To address these challenges, management is executing a number of initiatives, including modifying existing and launching new management information systems, modifying operating procedures and controls in our distribution center and contracting with a specialized third-party logistics vendor. Due to the operational challenges we are experiencing, we have increased our scrutiny of certain standard accounting control procedures to ensure that our Disclosure Controls are effective. These procedures include expanded revenue recognition testing and inventory count procedures to ensure the physical existence of inventory. Once these initiatives are completed, in addition to the operational benefits we anticipate receiving, we believe some of the initiatives will improve our Disclosure Controls and our internal control over financial reporting.

Conclusions

Based upon the Controls Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective to ensure that material information relating to LeapFrog is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Other than the initiatives described above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

In July 2004, the Superior Court of the State of California, County of Alameda, granted our motion to dismiss with prejudice the consolidated derivative lawsuit, denying plaintiffs’ leave to amend the complaint, and entered final judgment in the action in favor of us and the individual officers and directors. In September 2004, plaintiffs filed their notice of appeal of the judgment of dismissal. The dismissed derivative lawsuit was a consolidation of the Santos v. Michael Wood, et al. complaint, filed in December 2003, and a complaint captioned Capovilla v. Michael Wood, et al., filed in March 2004. Both complaints alleged causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, based upon allegations that certain of our officers and directors issued or caused to be issued alleged false statements and allegedly sold portions of their stock holdings while in the possession of adverse, non-public information. In April 2004, the Superior Court consolidated both the Santos and Capovilla actions into a single action captioned In re LeapFrog Enterprises, Inc. Derivative Litigation.

Item 6. Exhibits.

(a)	Exhibit Index

3.03*	Amended and Restated Certificate of Incorporation.
3.04*	Amended and Restated Bylaws.
4.01*	Form of Specimen Class A Common Stock Certificate.
4.02**	Fourth Amended and Restated Stockholders Agreement, dated May 30, 2003, among LeapFrog and the investors named therein.
10.30	Employment Agreement, dated effective as of September 21, 2004, between Kathryn E. Olson and LeapFrog
10.31	Employment Agreement, dated effective as of April 3, 2001, between Madeline Schroeder and LeapFrog
10.32	Form of Stock Bonus Agreement under the 2002 Equity Incentive Plan
31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit previously filed with the company’s registration statement on Form S-1 (SEC File No. 333-86898).
**	Incorporated by reference to the same numbered exhibit previously filed with the company’s report on Form 10-Q filed on August 12, 2003 (SEC File No. 001-31396).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc. (Registrant)

/s/ Thomas J. Kalinske
Thomas J. Kalinske Chief Executive Officer (Authorized Officer)

Dated: November 8, 2004

/s/ James P. Curley
James P. Curley Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 8, 2004

EXHIBIT INDEX

3.03*	Amended and Restated Certificate of Incorporation.
3.04*	Amended and Restated Bylaws.
4.01*	Form of Specimen Class A Common Stock Certificate.
4.02**	Fourth Amended and Restated Stockholders Agreement, dated May 3, 2003, among LeapFrog and the investors named therein.
10.30	Employment Agreement, dated effective as of September 21, 2004, between Kathryn E. Olson and LeapFrog
10.31	Employment Agreement, dated effective as of April 3, 2001, between Madeline Schroeder and LeapFrog
10.32	Form of Stock Bonus Agreement under the 2002 Equity Incentive Plan
31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit previously filed with the company’s registration statement on Form S-1 (SEC File No. 333-86898).
**	Incorporated by reference to the same numbered exhibit previously filed with the company’s report on Form 10-Q filed on August 12, 2003 (SEC File No. 001-31396).