Form 10-K
period 2004-12-31
LEAPFROG ENTERPRISES INC
filed 2005-03-29
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the common equity held by non-affiliates of the registrant calculated using the market price as of the close of business on June 30, 2004 was approximately $541,900,000. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding voting power of the registrant’s common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of June 30, 2004. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of Class A common stock and Class B common stock, outstanding as of March 1, 2005 was 33,817,080 and 27,614,263, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference in Part III of this report on Form 10-K portions of its definitive Proxy Statement for the Annual Meeting of Stockholders, to be filed by April 30, 2005.

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

TRADEMARKS AND SERVICE MARKS

“LeapFrog,” “LeapPad,” “Alphabet Pal,” “Hug & Learn,” “Imagination Desk,” “iQuest,” “Language First!,” “Leap,” “Leap’s Pond,” “LeapStart,” “LeapTrack,” “Learning Something New Every Day,” “NearTouch,” “Odyssey,” “Quantum LeapPad,” “Turbo Twist,” the green GO circle and the Bouncing Frog Logo are our registered trademarks or our service marks. “Baby Tad,” “Fly,” the Fly Logo, “Fridge Phonics,” the LeapFrog Logo, the LeapFrog SchoolHouse design, “LeapFrog SchoolHouse,” “LeapDesk,” “LeapMat,” “LeapPort,” “Leapster,” “Leapster L-MAX,” “LittleTouch,” “Turbo Extreme,” and “Ready, Set, Leap!” are some of our trademarks or our service marks. This report on Form 10-K also includes other trademarks and service marks, as well as trade dress and trade names of ours. Other trademarks in this report on Form 10-K are property of their respective owners.

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

We serve two markets, the consumer market and the education and training market. When we started our business in 1995, we focused primarily on the U.S. consumer market. This market continues to represent the majority of our sales in 2004, and our products are sold in the U.S. consumer market primarily through national and regional mass-market and specialty retailers. In 2000, we expanded our consumer market to markets outside of the United States. In the last three years, our international consumer sales, as represented by our International segment, have increased from $53.6 million in 2002 to $153.2 million in 2004. To pursue our international strategy, we have established sales offices in the United Kingdom, Canada, Mexico and France to sell to national and international retailers in those regions. We also have relationships with distributors in Spain, Germany, Australia and several other countries.

Our platform products provide us with a large installed base of platforms on which to build continued software content sales. For our flagship LeapPad family of platforms, which includes our LittleTouch LeapPad, My First LeapPad, Classic LeapPad, LeapPad Plus Writing and Quantum LeapPad platforms, we sell a library of interactive content related to those platforms that consists of an audio software cartridge and a corresponding interactive book or activity card. For our Turbo Twist, iQuest and Leapster handhelds, our content comes in software cartridges that slot easily into the platforms.

Users of our interactive content can hear information regarding various academic subjects, read engaging stories or play interactive, educational games. These titles feature our internally developed, branded LeapFrog characters, such as Leap, Lily, Tad and Professor Quigley, while others feature popular licensed characters such as Thomas the Tank Engine, Dora the Explorer, SpongeBob SquarePants, Bob the Builder, Winnie-the-Pooh, Disney Princesses, Scooby-Doo, Dr. Seuss’ The Cat in the Hat and characters from the movies such as Monsters, Inc., The Lion King, Toy Story 2, Finding Nemo and The Incredibles.

Our product line also includes a variety of stand-alone educational products. These stand-alone products combine our proprietary technologies with a fixed set of content and include our interactive plush toys, our LeapStart learning table and our Fridge Phonics magnetic set products for infants and toddlers and our Explorer interactive globes for older children.

In 1999, we established our Education and Training group. Within this group, our SchoolHouse division focuses on developing supplemental curriculum and assessment programs for pre-kindergarten to 8th grade classrooms and on the sale of new products incorporating our core technologies and specially modified versions of our products to schools, teacher supply stores and educational product catalogs in the United States. LeapFrog SchoolHouse product areas currently include assessment, early literacy, early childhood, reading, language arts, math, English language development and special education. Our SchoolHouse products are research-based products that are tied to state standards, and have been adopted or listed in 17 cities, states and regions, including California, Illinois, Georgia, New York City and Texas. Through our SchoolHouse division, we currently offer exclusively for the school market, more than 200 LeapPad and Quantum LeapPad books, as well as over 450 interactive skill cards, which represent over 6,000 pages of interactive content. Our LeapTrack assessment and instruction system is designed to meet the increasing demands for accountability in schools. The LeapTrack system, which incorporates our LeapPad and Quantum LeapPad platforms, provides teachers with the ability to instantly assess their students, personalize student instruction and continuously monitor student progress relative to state standards. Our Literacy Center program has been adopted and listed as a supplemental early reading curriculum by 11 states and one major metropolitan city. Our comprehensive, research-based pre-kindergarten curriculum, the Ready, Set, Leap! program, meets Head Start standards and was adopted by the Texas State Board of Education. We have also developed and introduced our nine-theme, 36-interactive book English language development program, Language First!, which is designed to build oral language skills for students for whom English is a second language. In addition to these core programs, our SchoolHouse division offers a library of interactive books to be used with our LeapPad and Quantum LeapPad platforms, and which are designed to address challenging issues in classroom instruction.

Our net sales for our three business segments for the years ended December 31, 2004, 2003 and 2002, were as follows:

	Year Ended December 31,			% of Total Company Net Sales
	2004	2003	2002	2004	2003	2002
	(dollars in millions)
U.S. Consumer	$431.9	$546.0	$458.0	67%	80%	86%
International	153.2	96.6	53.6	24%	14%	10%
Education and Training	55.2	37.5	20.1	9%	6%	4%

Total Company	$640.3	$680.0	$531.8	100%	100%	100%

For additional discussion of our three business segments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Consolidated Financial Statements—Note 23. Segment Reporting.”

We believe that sound educational principles are at the core of the value of our brands and products. All LeapFrog content and curriculum is based on a proprietary method of learning, created by our in-house educational experts with the assistance of our Education Advisory Board, which identifies what children learn and when and how they learn it. Our grade-based content is aligned with state and national education standards, often mirroring what is learned in the classroom.

Our Education Advisory Board

The members of our Education Advisory Board are extensively involved in the research of both education and reading development. As of March 18, 2005, the members of our Education Advisory Board were:

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

Alma Flor Ada, Ph.D. Dr. Ada is the Professor Emerita of the Center for Multicultural Literature for Children and Young Adults at the University of San Francisco, where she has been a professor since 1976. She is an expert on bilingual education and was the founder and first editor-in-chief of the Journal of the National Association for Bilingual Education, where she has served on the advisory board for over 25 years.

Karen Fuson, Ph.D. Dr. Fuson is a Professor Emeritus at the School of Education and Social Policy at Northwestern University. She is a mathematics educator and cognitive scientist whose work focuses on children’s mathematical understanding and the classroom conditions that can facilitate such understanding. Her past work has contributed to the understanding of children’s counting and understanding of whole number, fraction and decimal computation.

Ruth Nathan, Ph.D. Dr. Nathan has been employed as our Executive Educational Advisor since June 2003, and she also acts as a Senior Executive Editor for our SchoolHouse division. In addition, Dr. Nathan is a lead instructor at the University of California, Berkeley Extension Reading Certificate Program.

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

Keith E. Stanovich, Ph.D. Dr. Stanovich is a professor at the University of Toronto, Department of Human Development and Applied Psychology where he holds the Canada Research Chair in Applied Cognitive Science. Dr. Stanovich has been recognized for his research in reading including being awarded the Distinguished Scientific Contributions Award from the Society for the Scientific Study of Reading in 2000, and the International Reading Association’s Albert J. Harris Award in 1988 and 1992, the only two-time winner. He was elected to the Reading Hall of Fame in 1995 by the members of that society.

We implement sound educational principles into our products by leveraging our team of in-house educational experts and our outside Education Advisory Board. The members of our Education Advisory Board actively participate in the design and development of our products by meeting with our creative design team several times each year. Our Education Advisory Board also is an external source of feedback for our creative design team with respect to new products that are in the development stage. We believe that both our in-house experts and outside advisors are critical in the creation of our learning products.

Our Products

We have developed a variety of stand-alone products, learning platforms and a significant library of related content. Our platforms are hardware devices that work with multiple content sets. Our content comes in the form of memory cartridges and, where applicable, related interactive books, magazines and activity cards designed for use with specific platforms. Our stand-alone products combine our proprietary technology with a fixed set of content.

Hardware Platforms and Related Content

LeapPad Family of Platforms

•	LittleTouch LeapPad learning system (ages 6 months to 3 years). Our LittleTouch LeapPad learning system is designed for infants and toddlers and offers an opportunity for parents to introduce the reading experience and early learning concepts using finger touch-based interactivity.

•	My First LeapPad learning system (ages 3 to 5). Our My First LeapPad learning system encourages preschoolers to take their first steps toward pre-reading and pre-math skills development. It incorporates the same proprietary NearTouch technology of our LeapPad learning system in a platform designed for younger children.

Sales of our My First LeapPad platforms and related interactive books accounted for approximately 9% of our total net sales in 2002, approximately 12% of our total net sales in 2003, and approximately 9% of our total net sales in 2004.

•	LeapPad learning system (ages 4 to 8). Our LeapPad learning system, the first platform of our LeapPad family of platforms, is based on our proprietary NearTouch technology. Since 1999, the LeapPad platform has transformed our LeapPad books into audio-interactive learning devices. When children touch words and pictures with the stylus pen, they receive instant audio feedback that helps them sound out and pronounce words, learn to read and build vocabulary. These experiences also reinforce other fundamental learning concepts. The LeapPad learning system allows children to read and learn at their own pace, using educational games, activities, music and positive feedback. The LeapPad platform is available in English, French, German, Korean, Japanese and Spanish, and is sold in U.S. schools. In 2004, we introduced the LeapPad Plus Microphone version of the LeapPad learning system, which allows children to record their voice and personalize their learning experience.

The retail LeapPad library was developed with guidance from our educational experts and is designed to help children build skills they need to excel in reading, math, vocabulary, science, music, logic and more.

Our retail library includes titles featuring our Leap family of characters as well as popular characters like Scooby-Doo, Winnie-the-Pooh and SpongeBob SquarePants, as well as characters from movies such as Toy Story 2, The Lion King, Monsters, Inc., Finding Nemo, Spider-Man and The Incredibles.

Our SchoolHouse version of the LeapPad learning system is reinforced for classroom use and comes with an AC adapter and headphones. The SchoolHouse division offers over 450 activity cards and over 200 books for use in schools, which represent over 6,000 pages of interactive content. For more details regarding the LeapPad platform products offered by our SchoolHouse division, see “Item 1. Business.—Our Products—Education and Training (SchoolHouse).”

•	LeapPad Plus Writing learning system (ages 4 to 8). Our LeapPad Plus Writing learning system adds a new dimension to the original platform by converting the NearTouch-based stylus into a “magic” pencil that can also write on specially designed interactive books. The dual function stylus/pencil can easily be switched between writing mode and non-writing mode. The entire LeapPad library can be used with LeapPad Plus Writing platforms. The LeapPad Plus Writing learning system was launched in Fall 2003 with an exclusive library of writing activity-enabled books.

•	Quantum LeapPad learning system (3rd to 5th grades). Our Quantum LeapPad learning system incorporates design features intended to appeal to 3rd through 5th grade students. The entire LeapPad library can be used with the Quantum LeapPad platform. The Quantum LeapPad learning system uses our proprietary NearTouch technology as well as a “write-on” feature that allows students to write directly on erasable transparent plastic pages. We believe this added feature makes the Quantum LeapPad system effective for use with more complex math and science concepts. The Quantum LeapPad series of books is developed in conjunction with our educational experts to focus on subjects children are learning in school, such as science, social science, complex reading comprehension, upper level math and the arts.

Aggregate sales of our LeapPad, LeapPad Plus Writing and Quantum LeapPad platforms, each of which are based on our NearTouch technology and can work together with a significant majority of the same interactive books, together with aggregate sales of the interactive books compatible with these three platforms, accounted for approximately 56% of our total net sales in 2002, approximately 47% of our total net sales in 2003 and approximately 37% of our total net sales in 2004.

Leapster Multimedia Learning System (ages 4 to 8)

The Leapster multimedia learning system is designed to teach kids in the manner in which they like to play. Similar to handheld video game devices, the Leapster handheld allows children to play action-packed learning games with backlit color animation using a multi-directional control pad and a touch-screen enabled by a built-in stylus. In addition, the Leapster content also allows “players” to read electronic books, create works of art and watch interactive videos. Our Leapster software titles include educational games featuring licensed characters such as Disney Princesses, Dora the Explorer, SpongeBob SquarePants, and characters from movies such as Finding Nemo, The Incredibles and Spider-Man; a digital art title; titles specifically designed for students in kindergarten, 1st grade or 2nd grade; a Junie B. Jones journal title; educational titles focusing on phonics and math; and titles featuring our interactive The Letter Factory and The Talking Words Factory videos. In Fall 2005, we expect to launch our Leapster L-MAX system, which is our first entry into television-based entertainment and education platforms. The Leapster L-MAX will use many of the software cartridges developed for the original Leapster handheld, and will also offer new Leapster L-MAX software cartridges that have new features designed to offer an enhanced screen-based learning experience.

Sales of our Leapster handhelds and related software titles, which were launched in Fall 2003, accounted for approximately 6% of our total net sales in 2003, and approximately 16% of our total net sales in 2004.

Turbo Twist Handhelds: Turbo Extreme and Turbo Twist Spelling and Math versions (1st through 6th grades)

Our Turbo Twist handhelds let children twist, pound and press the handheld device while they learn spelling, math, social studies and vocabulary. Using our proprietary technology, each Turbo Twist platform self-adjusts as the child answers questions to deliver content appropriate for his or her individual skill level. Each handheld was developed to reinforce the skills and information children learn in school. Each comes pre-loaded with spelling, math, social studies or vocabulary questions. Content cartridges for math, spelling and social studies for 1st through 6th grades are available at retail stores. In 2004, we introduced our Turbo Extreme handheld that is compatible with grade-specific cartridges containing multiple learning categories.

iQuest Interactive Handheld (5th through 8th grades)

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

Fly Pentop Computer (3rd through 8th grades)

In January 2005, we announced our newest platform product, the Fly pentop computer. The Fly pentop computer is an optical scanning, audio-enabled digital pen that brings computer interactivity to the pen and paper experience. Using special Fly paper, cards or other materials enabled for the Fly pentop computer, users will be able to get homework help in math or spelling, translate words into other languages, play games with interactive collectible playing cards, compose music and more via real-time audio feedback as they write and draw. Our new Fly platform is designed for the “tween” and teen markets. The Fly pentop computer is scheduled to be available in Fall 2005 at select retailers in North America.

Stand-Alone Products

Our variety of stand-alone educational products are designed primarily for children who are too young to use our platforms effectively. These stand-alone products help develop fine motor skills and color, sound and letter recognition. These products are generally affordable and simpler to localize for foreign markets than our platform and content suites. Some of our more popular stand-alone products include:

•	LeapStart Learning Table—a learning table designed for infants and toddlers to refine motor skills, introduce letters and numbers and encourage development;

•	Fridge Phonics Magnet Set—a magnetic letter set designed for preschoolers and kindergarteners that teaches letter names, letter sounds and learning songs; and

•	Explorer Globe—an interactive, touch-sensitive globe utilizing our NearTouch technology designed for older children and teens that introduces interesting facts about continents, countries, capitals, currency and more.

International Consumer

Our international consumer strategy includes the creation of LeapFrog products in foreign languages as well as marketing English-language products as tools for learning English as a foreign language. As of December 31, 2004, our products had been marketed and sold in six languages and more than 25 countries, including the United Kingdom, Canada, France, Australia, Japan, Germany, Mexico and Spain. We currently sell our My First LeapPad and LeapPad platforms in countries where we have created content for our platforms in the local language. We have created British English content for the U.K. market and have developed a variety of our content in other languages, including French, German, Japanese, Korean and Spanish. We market and sell to international consumer markets local language versions of some of our stand-alone products, including French and Spanish versions of the Discovery Ball, Learning Drum and Learning Table. These stand-alone products, with their limited set of content, are typically easier to localize than our platform and content suites.

We sell our LeapPad platform to the private education market in Japan through our relationship with Benesse Corporation, a supplemental educational materials company, which is currently distributing a co-branded CoCoPad version of our LeapPad platform to preschool to 3rd grade level subscribers of its educational program.

Education and Training (SchoolHouse)

Our SchoolHouse division, part of our Education and Training group, offers supplemental pre-kindergarten through 8th grade school curriculum programs that incorporate our proprietary technology personal learning tools, or PLTs, and research-based instructional principles. Our SchoolHouse division curriculum provides over

200 interactive book titles and over 450 interactive assessment cards, for a total of over 6,000 pages of interactive content. The interactive content includes instruction and assessment for subject areas such as early literacy, early childhood, reading, language arts, math, science, English language development and special education. Our multi-sensory classroom programs include:

•	LeapTrack assessment and instruction system (kindergarten through 5th grade). Our flagship SchoolHouse product, the LeapTrack assessment and instruction system, is an instructional management system using the LeapPad platform, re-writable flash memory cartridges, a LeapPort cartridge station and a CD-ROM-based computer program to instruct and assess students in kindergarten through 5th grade. Test results are uploaded from the LeapPad platform via the re-writable flash memory cartridge to the management system for immediate scoring and evaluation. These tests correspond to state standards, giving teachers an early opportunity to monitor the performance of their students in subject areas such as reading, math and language arts. Based on each student’s individual results, the system then prescribes individualized instructional content for each student, which is available for immediate download via the re-writable flash memory cartridge for use on the LeapPad platform. The LeapTrack system includes 12 LeapPad or Quantum LeapPad platforms for use in the classroom.

•	The Literacy Center (pre-kindergarten through 2nd grade). The SchoolHouse Literacy Center is a curriculum for reading instruction with pre-kindergarten, kindergarten and grade 1+ editions that offer an interactive multi-sensory approach to developing early literacy skills. The program includes whole-class instruction as well as small-group and individual work using our LeapPad platform outfitted with headphones, our LeapDesk and LeapMat interactive products and an array of posters, books, activity cards and sing-along music for the classroom. We offer manuals to help teachers incorporate books, activity cards and other materials into an effective daily lesson plan. Some packages include backpacks to encourage students to take their LeapPad platforms home for additional practice and parental involvement.

•	Language First! program (kindergarten through 2nd grade+). Our Language First! Program is an English language development program for kindergarten through 2nd grade and is designed to help teach English to children with limited English proficiency or for whom English is not their primary language through the use of 36 interactive LeapPad books. Over the past few years, many states and school districts have moved away from bilingual education for non-English speakers in favor of English immersion programs. The Language First! program is designed to help children gain these required language skills.

•	Ready, Set, Leap! program (pre-kindergarten). The scope and sequence of the Ready, Set, Leap! curriculum, which is designed for the pre-kindergarten market, covers subject matter in language and early literacy, mathematics, social studies, science, fine arts, health and safety, and personal and social development, as well as physical development. This research-based program uses LeapFrog SchoolHouse’s award-winning personal learning tools, including the LeapPad platform, the LeapDesk workstation, the LeapMat learning surface, and the Imagination Desk learning system, to create a multisensory, hands-on learning experience. This program has been adopted by the Texas State Board of Education.

Advertising and Marketing

Our advertising and marketing strategy is designed to establish LeapFrog as the leading provider of engaging, effective and affordable learning solutions for the infant through high school audience and as a brand that parents and educators will seek to supplement a child’s educational needs. We use a variety of advertising and marketing tools to implement our strategy, including network and national cable television advertisements and national print advertisements that feature our LeapFrog brand and our “Learn Something New Every Day” consumer campaign that highlights the educational nature and extended life of our products. We are able to feature our products through cooperative print advertisements in local newspapers with key retail chains. These advertisements, run by our retail partners such as Toys “R” Us, Wal-Mart, Kmart and Target, highlight the availability of particular LeapFrog products at these retail outlets.

In key retail stores, we feature our products via our Learning Center shelf displays, which are designed to highlight our LeapFrog brand as the “one stop” solution for technology-based educational products. We have received additional brand exposure through television appearances by senior management and other television spots showcasing our products, often during the key holiday season.

Our SchoolHouse division utilizes a variety of advertising and marketing tools to build brand awareness in the education market, including placing advertisements in leading education publications targeting school administrators and teachers, and participating in key education trade shows and events.

Sales and Distribution

A limited number of customers historically have accounted for a substantial portion of our net sales. In 2004, sales to Wal-Mart (including Sam’s Club), Toys “R” Us and Target accounted for approximately 28%, 23% and 13%, respectively, of our consolidated net sales. In 2003, sales to Wal-Mart (including Sam’s Club), Toys “R” Us and Target accounted for approximately 31%, 25% and 12%, respectively, of our consolidated net sales.

U.S. Consumer

We market and sell our products primarily through national and regional mass-market retail stores as well as specialty toy stores. In 2004, sales of our products to Toys “R” Us, Wal-Mart (including Sam’s Club) and Target accounted for over 86% of net sales in our U.S. Consumer segment and 64% of our consolidated net sales. Our remaining U.S. Consumer retail sales came from sales of our products to specialty toy stores and, to a lesser extent, to book, electronics and office supply stores and other retailers.

Our sales team works in conjunction with store buyers from our key retailers to forecast demand for our products, develop the store floor footprint, secure retail shelf space for our products and agree upon pricing components, including cooperative advertising allowances. The large retail chains generally provide us with a preliminary forecast of their expected purchases of our products early in the year. While these and subsequent forecasts are not contractually binding, they provide important feedback that we use in our planning process throughout the year. We work closely with our key retailers during the year to establish and revise our expected demand forecasts and plan our production and delivery needs accordingly. Most retailers issue purchase orders to us, as they need product. Based on these purchase orders, we prepare shipments for delivery through various methods. We sell to smaller retail stores through a combination of independent sales representatives and direct salespeople.

International Consumer

In 2000, we established our U.K. office, located outside London, England, which sells our products directly to Woolworth’s, Early Learning Centres, Toys “R” Us, Argos and other leading U.K. retailers. Our emerging success in penetrating the U.K. consumer market is exemplified by the British Association of Toy Retailers choosing our LeapPad platform as the top preschool toy for each of 2001, 2002 and 2003 and naming LeapFrog as company of the year in 2004. We coordinate distribution of our U.K.-localized British English products into Australia and New Zealand from our office in Emeryville, California. In 2002, we began selling directly to retailers in Canada and in France and in 2003 we began selling directly to retailers in Mexico.

Prior to the establishment of overseas offices or subsidiaries, we utilize distribution arrangements to sell our products in other non-English speaking countries, using separate distributors for the consumer and school markets as appropriate. In markets where we do not establish direct sales, we plan on continuing to use these distribution arrangements. Paralleling our segmentation of the U.S. market between consumer and school markets, we believe that overseas markets represent similar dual opportunities. Although we plan to develop most key consumer markets directly, we expect to seek a strategic education partner in key overseas markets given the costs and challenges associated with developing country-by-country curricula.

We currently have distribution arrangements with distributors in countries such as Spain, Korea, Australia and New Zealand. In Japan, Benesse Corporation is assisting us in developing the Japanese supplemental educational materials market by distributing the CoCoPad system to its preschool through 3rd grade level subscribers. Additionally, Benesse Corporation has developed original educational content in Japanese and English for interactive books to be used with the CoCoPad system. In Fall 2004, our distributor, Stadlbauer Marketing + Vertrieb G.m.b.H, began distributing our products in German-language markets in Europe.

Education and Training

Our Education and Training segment’s primary customers represent U.S. pre-kindergarten through 8th grade classrooms and also include teacher supply stores and catalogs sales by our SchoolHouse division. Using our in-house sales team as well as independent sales representatives, we sell directly to educational institutions at the classroom, school and district levels, and to resellers and retail outlets that target the education market. We plan to grow our sales team significantly over the next few years to provide a greater sales effort and increase our penetration of the school market. We also publish a catalog that is aimed at and distributed to educators. In 2004, we began selling our products in Puerto Rico through a local distributor.

Financial Information About Geographic Areas

Our International segment represented 24% of our total consolidated net sales in 2004. For the years ended December 31, 2004, 2003 and 2002, our net sales to geographic areas were as follows:

	Year Ended December 31,			% of Total Consolidated Net Sales
	2004	2003	2002	2004	2003	2002
	(In millions)
United States	$487.1	$583.4	$478.2	76%	86%	90%
All Non-United States Countries	153.2	96.6	53.6	24%	14%	10%

Total Consolidated Net Sales	$640.3	$680.0	$531.8	100%	100%	100%

In 2004, we had net sales in the United Kingdom of $67.8 million, which was 10.6% of our total consolidated net sales for 2004. In 2003 and 2002, we had net sales in the United Kingdom of $39.0 million and $20.2 million, respectively. No other country accounted for more than 10% of our net sales for 2002 through 2004. We attribute sales to non-United States countries on the basis of sales billed by each of our foreign subsidiaries to its customers. For example, we attribute sales to the United Kingdom based on the sales billed by our United Kingdom-based foreign subsidiary, Leap Frog Toys (UK) Limited, to its customers. Additionally, we attribute sales to non-United States countries if product is shipped from Macau or one of our leased warehouses in the United States to a distributor in a foreign country.

Our long-lived assets are comprised of net fixed assets, net intangibles, other assets and deferred income taxes. In 2004, approximately 17% of our long-lived assets were located outside of the United States. For the year ended December 31, 2004, 2003 and 2002, our long-lived assets in dollars by geographic area were as follows:

	Year Ended December 31,			% of Total Consolidated
	2004	2003	2002	2004	2003	2002
	(In millions)
United States	$53.9	$45.4	$48.4	83%	96%	99
All Non-United States Countries	11.0	1.8	0.4	17%	4%	1%

Total Long-lived Assets	$64.9	$47.3	$48.8	100%	100%	100%

The increase in long-lived assets outside of the United States is related to manufacturing tooling held by our wholly-owned subsidiary located in Macau and to the technology license owned by our wholly-owned subsidiary located in the Cayman Islands.

Research and Development

Hardware and Software Development

To develop our products and content, we have assembled a team of technologists with backgrounds in a wide variety of fields including education, child development, hardware engineering, software development, video games and toys. We have developed internally each of our current platforms and stand-alone products, although we use licensed technology if it is advantageous to do so. For example, we use a version of Macromedia’s Flash player in our Leapster platform, and we use optical scanning technology from Anoto AB in our Fly pentop computer platform, which is scheduled to be launched in Fall 2005.

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

We have developed a portion of our content using licensed characters such as Disney Princesses, Thomas the Tank Engine, Scooby-Doo and the characters from the movies Finding Nemo and The Incredibles, and we plan to continue the use of licensed characters in our interactive books for our LeapPad family of platforms as well as content for our other platforms, such as Dora the Explorer, Spider-Man and SpongeBob SquarePants in interactive content for our Leapster platform.

We launched our Developer’s Studio in July 2001, which consists of a team dedicated to creating software tools that help turn the content designed by our content developers into interactive content that works with our various platforms. The tools developed by this team have shortened the time-to-market for our new interactive books. In an effort to increase the amount and variety of content available for our platform products, we make these tools available to outside developers. Our Developer’s Studio team trains and provides technical support to internal and external content development teams, and works with our production team to turn our internally developed content into interactive books. Finally, this team is responsible for managing the business relationships with our community of third-party developers that are trained to create content for our platforms.

Our research and development expenses were $61.0 million in 2004, $57.6 million in 2003 and $54.4 million in 2002.

Intellectual Property

We believe that the protection of our patents, trademarks, trade dress, copyrights and trade secrets is critical to our future success, and we aggressively protect our proprietary rights through a combination of patents, trademarks, copyrights, trade secrets, confidentiality procedures, nondisclosure agreements and other contractual agreements. As of December 31, 2004, we had over 40 utility and design patents issued by the U.S. Patent and

Trademark Office, as well as over 40 issued internationally. These include 30 domestic and foreign patents related to our LeapPad platform technology, which do not expire before 2013. Additionally, we have filed over 120 patent applications pending in the United States and in other countries. These pending applications include eight patent applications pending in the U.S. and two in foreign countries related to our Fly pentop computer, which we are planning to launch in Fall 2005. We cannot assure you that any of our pending patent applications will result in the issuance of any patents, or that, if issued, any of these patents, or our patents that have already issued, will offer protection against competitors with similar technology. As of December 31, 2004, we also had over 75 U.S. trademark registrations, including for marks incorporating “LeapFrog” and the “LeapPad” and “NearTouch” marks, as well as over 180 foreign trademark registrations. We also rely upon trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. For a discussion of how our intellectual property rights may not prevent our competitors from using similar or identical technology, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Our Results and Stock Price—Our intellectual property rights may not prevent our competitors from using our technologies or similar technologies to develop competing products, which could weaken our competitive position and harm our operating results.” For a discussion of how our intellectual property rights may not insulate us from claims of infringement by third parties, see and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Our Results and Stock Price—Third parties have claimed, and may claim in the future, that we are infringing their intellectual property rights, which may cause us to incur significant litigation or licensing expenses or to stop selling some or all of our products or using some of our trademarks.”

Manufacturing, Logistics and Other Operations

Our manufacturing and operations strategy is designed to maximize the use of outsourced services particularly with respect to the actual production and physical distribution of our products and to concentrate our internal resources on areas such as engineering, production planning and quality control. We believe our outsourcing strategy also enhances the scalability of our manufacturing efforts. In order to work closely with our manufacturing service providers, we have established offices in Hong Kong and Macau. We use several turnkey contract manufacturers to source components and build finished products to our specifications. Even though we outsource these services, we purchase and own the key raw materials and critical electronic components through the production cycle. Most of our products are manufactured from basic raw materials such as plastic and paper, and the majority of our products require electronic components. We order our raw materials and electronic components on a purchase order basis. The raw materials are readily available from a variety of sources, but may be subject to significant fluctuations in price. Some of our electronic components used to make our products, including our ASICs, currently come from a single supplier. For information as to how this concentration of suppliers could affect our business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Our Results and Stock Price—We do not have long-term agreements with our major suppliers, and they may stop manufacturing our components at any time;” and “—We depend on our suppliers for our components and raw materials, and our production would be seriously harmed if these suppliers are not able to meet our demand and alternative sources are not available.” We currently use 19 contract manufacturers located in Asia, primarily mainland China, to build our finished products. These suppliers are selected based on their technical and production capabilities and are matched to particular products to achieve cost and quality efficiencies. In addition, we have nine manufacturing suppliers in North America to address our specialized needs and fast turnaround requirements on a periodic basis for certain products. We have our own quality assurance employees on site at the majority of our contract manufacturers. During 2004, 2003 and 2002, Jetta Company Limited, one of our manufacturers in China, supplied 24%, 32% and 45% of our products, respectively, and our top three manufacturers combined supplied a total of 42%, 48% and 58% of our products, respectively. For information as to how this concentration of manufacturing could affect our business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Our Results and Stock Price—We rely on a limited number of manufacturers, virtually all of which are located in China, to produce our finished products, and our reputation and operating results could be harmed if they fail to produce quality products in a timely manner and in sufficient quantities.” The majority of our U.S. Consumer products are shipped directly to our contract warehouse in Fontana, California and are later shipped to meet the demands of our major U.S. retailers and other smaller retailers and distributors throughout the United States. The products for our International segment are either shipped directly to our international distributors or to local country contract warehouses from which the products are then shipped to meet the demands of our international distributors and customers. The products for our Education and Training segment are shipped directly to our contract warehouse in Chino, California and are later shipped to meet the demands of the educational institutions and educators who purchase our products.

Information Technology

Our information technology environment is built around an Oracle system that supports our core order management, distribution, manufacturing and financial operations worldwide. We are also in the process of implementing new applications that are intended to further improve our supply chain management capabilities. These applications include supply chain planning software and warehouse management systems for our new distribution facility in Fontana, California that began operating in July 2004. In addition, we also have software systems that we use for both sales analytics and financial planning. For information as to how our information technology environment could affect our business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Our Results and Stock Price—Our rapid growth has presented significant challenges to our management systems and resources, particularly in our supply chain and information systems, and as a result we may experience difficulties managing our growth.”

Customer Service

We believe that our ability to establish and maintain long-term relationships with consumers and retailers depends, in part, on the strength of our customer support and service operations. We encourage and utilize frequent communication with and feedback from our customers and retailers to continually improve our products and service. We have contracted with an outside customer service provider who operates 24 hours a day, 7 days a week during peak periods, specifically from November through January, and 14 hours on weekdays, and 9 hours on Saturdays during off-peak periods. We offer toll-free telephone support for consumers and retailers who prefer to talk directly with a customer service representative. We also respond to email inquiries received through our website, and we have a team of in-house customer service representatives who oversee and coordinate our customer service activities with our third-party customer service provider. In addition, on our website, we have a knowledge resource link that directs consumers to a frequently asked questions section, which we update as we receive consumer feedback. We also have a dedicated retail sales service team. This team works with our top retailers and provides point-of-sale related analysis for better forecasting and inventory plans. Our customer service and retail sales service teams are based in our Emeryville, California facility.

Competition

We compete primarily in the infant and toddler category, preschool category and the electronic learning aids category of the U.S. toy industry and, to some degree, in the overall U.S. and international toy industries. We believe the principal competitive factors impacting the market for our products in retail stores are brand, design, features, educational soundness, quality and price. We believe that we compare favorably with many of our current competitors with respect to some or all of these factors. Our current principal competitors in the toy industry compete in the preschool category and include Hasbro, Inc., Mattel, Inc. and VTech Corporation. In 2003, Mattel introduced a product under the name “PowerTouch” under its Fisher-Price brand, and Publications International, Ltd. introduced a product under the name “ActivePAD,” each having functionality similar to that of some of the platforms in our LeapPad family of platforms. In June 2002, Toshiba Corporation began selling an interactive educational platform product in Japan under the name “Ex-Pad.” We also compete with educational software publishers, such as Knowledge Adventure (a studio of Vivendi Universal Games), whose products have distribution at mass retailers and electronics and toy stores, and with producers of popular handheld game platforms, such as Nintendo Co., Ltd. and Sony Corporation, whose products may compete with our Leapster platform. Further, in 2004, VTech introduced a television-based educational game system called “V.Smile,” and recently announced that it will be launching a portable version of that game system, each of which competes with our Leapster and Leapster L-MAX systems. We believe that producers of smart mobile devices, such as personal digital assistants, non-mobile game platforms and computer-based software may be able to compete effectively in our primary markets by developing engaging educational products that run on their platforms. These companies have significantly larger installed bases than we do. In addition, a number of major hardware and software makers have developed pen-based portable computers like the Tablet PC that could compete with some of our products, such as our LeapPad family of platforms and our new Fly pentop computer. Consequently, competitors may include companies like Acer Inc., Apple Computer, Inc., Fujitsu Limited, Hewlett-Packard Company, Microsoft Corporation, NEC Corporation, palmOne, Inc., PalmSource, Inc., Sega Corporation, and Toshiba. Many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do.

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

In the future, large entertainment companies such as Viacom International, Inc. and Walt Disney Co. may begin to target the school markets. For a discussion of the possible effects that competition could have on our business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Our Results and Stock Price—If we are unable to compete effectively with existing or new competitors, our sales and market share could decline.”

Seasonality

Our business is subject to significant seasonal fluctuations. The majority of our net sales and all of our net income generally are realized during the third and fourth calendar quarters. In addition, our quarterly results of operations have fluctuated significantly in the past, and can be expected to continue to fluctuate significantly in the future, as a result of many factors, including:

•	seasonal influences on our sales, such as the holiday shopping season and back-to-school purchasing;

•	unpredictable consumer preferences and spending trends;

•	the need to increase inventories in advance of our primary selling season; and

•	the timing of introductions of new products.

For more information, see “Seasonality and Quarterly Results of Operations” and “Risk Factors That May Affect Our Results and Stock Price—Our business is seasonal, and therefore our annual operating results depend, in large part, on sales relating to the brief holiday season” in Item 7 of this Form 10-K.

Employees

As of December 31, 2004, we had 921 full-time employees. We also retain independent contractors to provide various services, primarily in connection with our software development and sales activities. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good. In the first quarter of 2005, we announced a restructuring of our workforce and a reduction of over 180 full-time and temporary employees in the U.S. Consumer segment and the International segment. However, we expect headcount increases in our SchoolHouse division to partially offset the reductions in our workforce. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—LeapFrog Realignment Plan.” As of March 9, 2005, we had 889 full-time employees.

Executive Officers of the Registrant

The following table sets forth information with respect to our executive officers as of March 1, 2005:

Name	Age	Position Held
Thomas J. Kalinske	60	Chief Executive Officer and Director
Jerome J. Perez	47	President and Director
Paul A. Rioux	59	Vice Chairman and Director
William B. Chiasson	52	Chief Financial Officer
Kathryn E. Olson	46	Chief Marketing Officer
Timothy M. Bender	44	President, Worldwide Consumer Group
Jessie Woolley-Wilson	42	President, SchoolHouse Division
Mark B. Flowers	45	Executive Vice President, Chief Technology Officer
L. James Marggraff	46	Executive Vice President, Worldwide Content
Madeline T. Schroeder	45	Executive Vice President, Product Development and Publishing
Robert L. Moon	55	Senior Vice President, Chief Information Officer
Dawn M. Albery	40	Vice President, Controller and Principal Accounting Officer

Thomas J. Kalinske has served as our Chief Executive Officer since February 2004 and previously served in that capacity from September 1997 to March 2002. He has served on our board of directors since September 1997 and was the Chairman of our board of directors from September 1997 to February 2004. From 1996 to February 2004, Mr. Kalinske served as the President of Knowledge Universe LLC, which builds, through a combination of internal development and acquisitions, companies in areas relating to education, technology and career management. From 1990 to 1996, he served as President and Chief Executive Officer of Sega of America. Prior to that, he was President and Chief Executive Officer of the Universal Matchbox Group from 1987 to 1990. Prior to that, he served as President and Co-Chief Executive Officer of Mattel, Inc. Mr. Kalinske has served as Chairman of the Toy Manufacturers Association of America, and in 1997, he was inducted into the Toy Industry Hall of Fame. He is a board member of the Milken Family Foundation, and a past board member of the National Education Association Foundation for the Improvement of Education and a past board member of the RAND Education Board. He earned a B.S. from the University of Wisconsin and an M.B.A. from the University of Arizona.

Jerome J. Perez has served as our President and has served on our board of directors since February 2004. From July 2003 to February 2004, he was President of Geronimo Consulting LLC, a marketing and consumer product development consulting firm that provided us consulting services. From November 1991 to July 2003, Mr. Perez served in various capacities at Fisher-Price, Inc., a subsidiary of Mattel, Inc. that focuses on infant and preschool toys, most recently as Executive Vice President of Marketing and Design. Prior to that, he served as Vice President of Marketing at Kenner Products, a division of Hasbro, Inc., from 1985 to 1991. From 1981 to 1985, Mr. Perez served in various marketing positions at the Quaker Oats Company. He has a B.A. from the University of Notre Dame and an M.B.A from the University of Michigan.

Paul A. Rioux was elected to our board of directors in January 2001, has served as our Vice Chairman since January 2001 and served as our acting Chief Operating Officer from October 2002 to August 2003 after implementing our planning, manufacturing and operating strategy since January 2001. Mr. Rioux worked as an independent consultant from June 1999 to December 2000, and worked almost exclusively for us in that capacity from August 2000 to December 2000. Prior to joining us, Mr. Rioux also served as President of Universal Studios New Media Group, the technology, Internet and video games business unit of Universal Studios, from May 1996 to May 1999. Prior to that, he worked at Sega of America from 1989 to 1996, most recently as an Executive Vice President. Mr. Rioux also served as Chief Operating Officer of Wonderline Toys, Inc. from 1986 to 1988 and worked at Mattel, Inc.’s Toys and Electronics divisions from 1973 to 1985, most recently as its Senior Vice President. Mr. Rioux has a B.S. and an M.S. from California State University at Northridge.

William B. Chiasson has served as our Chief Financial Officer since November 2004. Prior to joining us, he served as Senior Vice President and Chief Financial Officer of Levi Strauss & Co., a marketer of apparel, from August 1998 to December 2003. From January 1988 to August 1998, Mr. Chiasson served in varying capacities with Kraft Foods, Inc., a division of Phillip Morris Companies and a manufacturer and seller of branded foods and beverages, most recently as Senior Vice President, Finance and Information Technology for Kraft Foods, Inc. From June 1979 to January 1988, Mr. Chiasson served in varying capacities with Baxter Healthcare, most recently as its Vice President and Controller for the Hospital Group. Mr. Chiasson is a certified public accountant and received his B.A. from the University of Arizona and his M.B.A. from the University of Southern California.

Kathryn E. Olson has served as our Chief Marketing Officer since November 2004. Prior to joining us, she served as Vice President of U.S. Consumer Marketing at Wm. Wrigley Jr. Company, a manufacturer and marketer of quality confectionary products, primarily chewing gum, from September 2001 through October 2004. From 1999 to 2001, Ms. Olson served as Executive Vice President of Marketing at Nordstrom.com. From 1997 to 1999, Ms. Olson was the Vice President of Global Marketing, Nutrition and Consumer Sector for Monsanto Life Sciences. Prior to Monsanto, Ms. Olson held various marketing positions at Quaker Oats Company for a period of ten years, including two years as Director of Marketing, Gatorade Europe. Ms. Olson received her B.S. from the University of Illinois and her M.B.A. from the University of Chicago.

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

Jessie Woolley-Wilson has served as our President of SchoolHouse division since December 2004. She joined LeapFrog in June 2003 as the Vice President of Marketing Programs for our SchoolHouse division and was promoted to Vice President of Marketing for our SchoolHouse division in May 2004. Prior to joining us, she served as Vice President of Marketing, Sales, Training and Business Development at The College Board, a non-profit membership association that connects students to college success and opportunity, from 2000 through 2002. From 1996 to 1999, Ms. Woolley-Wilson served as President and General Manager of Crimson & Brown Associates a professional services company. Ms. Woolley-Wilson received her B.A. from the University of Virginia and her M.B.A. from Harvard University.

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

L. James Marggraff has served as our Executive Vice President, Worldwide Content since January 2002. From March to December 2001, he was an independent consultant of ours, focusing on developing new products and software for our LeapPad and Leap’s Pond product lines. From September 2000 to February 2001, Mr.

Marggraff served as President of Ubiquity LLC, a former subsidiary of ours that was established to investigate new applications for our NearTouch technology and LeapPad devices. Prior to that, from August 1999 to August 2000, Mr. Marggraff served as the President of our Internet division, and from July 1998 to July 1999, he served as our Vice President of Content. Mr. Marggraff is the co-inventor of the LeapPad learning system and the Odyssey and Explorer interactive globe lines, and was co-founder, President, and Vice President of Marketing and Sales of Explore Technologies from September 1995 to July 1998. Mr. Marggraff holds numerous patents and has a B.S. and an M.S. from the Massachusetts Institute of Technology.

Madeline T. Schroeder has served as our Executive Vice President, Product Development and Publishing since February 2004 and served as our Senior Vice President, Worldwide Publishing Services from June 2002 to February 2004 and as Vice President, Publishing Services from April 2001 to June 2002. From April 1998 to April 2001, Ms. Schroeder served as an interim operating executive across of variety of industries, including elder care, online syndication and electronic gaming. From February 1996 to April 1998, she served as the President of Mambo.com, an integrated invitations and payment service. Ms. Schroeder holds a B.A. from the University of California, Berkeley.

Robert L. Moon has served as our Senior Vice President, Chief Information Officer since February 2005. Prior to joining us, he served as Chief Information Officer and Vice President of Global Corporate Information Systems at Viewsonic Corporation, a global provider of visual display technology products, such as liquid crystal displays and cathode ray tube monitors, from January 2001 through February 2005. From November 1999 to December 2000, Mr. Moon served as Senior Vice President of Operations at Unibex, Inc., a business to business e-commerce exchange. Prior to that, from February 1995 to November 1999, Mr. Moon was the Chief Information Officer and Vice President at Micros Systems, Inc. a provider of hospitality point of sale and property management systems. Prior to entering the private sector, Mr. Moon served for 21 years as an officer of the United States Navy, retiring with the rank of Commander. His last assignment in the Navy was as Chief Information Officer and Deputy Director of Operations for the Office of Naval Research in Washington, D.C., for which he received the Navy’s Distinguished Service Medal. Mr. Moon received his B.S. from the United States Navel Academy and pursued graduate studies at George Washington University in the area of management of science and technology.

Dawn M. Albery has served as our Controller since November 2001 and became Vice President, Controller and Principal Accounting Officer in November 2004. Prior to joining us, she served in varying capacities with Monsanto Company, a global provider of agricultural products, from July 1994 to March 2001, most recently as Director of Finance for the lawn and garden division. From August 1986 to June 1994, Ms. Albery was an audit manager and auditor with Grant Thornton Accountants & Management Consultants. Ms. Albery is a certified public accountant and received her B.S. from the McIntire School of Commerce at University of Virginia and her M.B.A. from the Kellogg Graduate School of Management at Northwestern University.

Available Information

We are subject to the information requirements of the Securities Exchange Act of 1934, or the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, available (free of charge) on or through our web site located at www. leapfroginvestor.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Information contained on or accessible through our website is not deemed to be part of this report on Form 10-K.

Item 2. Properties.

Our headquarters are located in Emeryville, California, where we occupy approximately 103,000 square feet of office space under a lease that expires in March 2016. Our headquarters are used for the operation of our three business segments. We currently lease approximately 19,300 square feet in Los Gatos, California, for our engineering, research and development operations related to our three business segments under a lease that expires in April 2007. We have offices in Austin, Texas, which we use for our Education and Training segment, and we have offices near Toronto, Canada, near London, England, and in and near Paris, France, each of which is used for our International segment. We also have offices in Hong Kong and in Macau, as well as a trade showroom in New York City, each of which is used for all three of our business segments. In addition, we lease 600,000 square feet of warehouse space in Fontana, California under a lease that expires in December 2010, which is primarily used by our U.S. Consumer segment for the receipt, storage and distribution of our products. We believe that our facilities are adequate for our current needs, and suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or accommodate expansion of our operations.

Item 3. Legal Proceedings.

Pending Litigation

In the ordinary course of our business, we are from time to time subject to litigation, including the following:

LeapFrog Enterprises, Inc. v. Fisher-Price, Inc. and Mattel, Inc.

In October 2003, we filed a complaint in the federal district court of Delaware against Fisher-Price, Inc., No. 03-927 GMS, alleging that the Fisher-Price PowerTouch learning system violates United States Patent No. 5,813,861. In September 2004, Mattel, Inc. was joined as a defendant. We are seeking damages and injunctive relief. Trial by jury is set for May 16, 2005.

LeapFrog Enterprises, Inc. v. Lexington Insurance Co.

On October 21, 2004, we filed a complaint in the Superior Court of the State of California, County of Alameda, against Lexington Insurance Co., No. RG04181463, alleging breach of contract and bad faith in denying us coverage for our costs with respect to patent infringement claims filed against us in three prior litigations. We are seeking approximately $3.5 million in damages to recover our defense fees and indemnity payments.

In re LeapFrog Enterprises, Inc. Derivative Litigation

In July 2004, the Superior Court of the State of California, County of Alameda, granted our motion to dismiss with prejudice the consolidated derivative lawsuit, denying plaintiffs’ leave to amend the complaint, and entered final judgment in the action in favor of us and the individual officers and directors. In September 2004, the plaintiffs have appealed the dismissal. The dismissed derivative lawsuit was a consolidation of the Santos v. Michael Wood, et al. complaint, filed in December 2003, and a complaint captioned Capovilla v. Michael Wood, et al., filed in March 2004. Both complaints alleged causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, based upon allegations that certain of our officers and directors issued or caused to be issued alleged false statements and allegedly sold portions of their stock holdings while in the possession of adverse, non-public information. In April 2004, the Superior Court consolidated both the Santos and Capovilla actions into a single action captioned In re LeapFrog Enterprises, Inc. Derivative Litigation, No. RG03130947.

Stockholder Class Action

On December 2, 2003, a class action complaint entitled Miller v. LeapFrog Enterprises, Inc., et al., No. 03-5421 RMW, was filed in federal district court for the Northern District of California against LeapFrog and certain of its current and former officers and directors alleging violations of the Securities Exchange Act of 1934, or 1934 Act. Subsequently, three similar actions were filed in the same court: Weil v. LeapFrog Enterprises, Inc., et al., No. 03-5481 MJJ; Abrams v. LeapFrog Enterprises Inc., et al., No. 03-5486 MJJ; and Ornelas v. LeapFrog Enterprises, Inc., et al., No. 03-5593 SBA. Each of those complaints purports to be a class action lawsuit brought on behalf of persons who acquired our Class A common stock during the period of July 24, 2003 through October 21, 2003. On February 18, 2004, the plaintiff in the Weil action amended her complaint and now seeks to maintain a class action on behalf of persons who acquired our Class A common stock during the period of July 24, 2003 through February 10, 2004. All of the complaints allege that the defendants caused us to make false and misleading statements about our business and forecasts about our financial performance, and that certain of our individual officers and directors sold portions of their stock holdings while in the possession of adverse, non-public information. The Weil complaint also alleges that our financial statements were false and misleading. The complaints do not specify the amount of damages sought. The court has not yet appointed a lead class plaintiff, and a consolidated complaint has not been filed. Discovery has not commenced and no trial date has been set. We anticipate that all of the actions will ultimately be consolidated into one action and that a consolidated amended complaint will be filed after the appointment of a lead plaintiff.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our stockholders during the fourth quarter of our 2004 fiscal year.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our Class A common stock is listed on the New York Stock Exchange, or the NYSE, under the symbol “LF.” There is no established public trading market for the Class B common stock. On March 1, 2005, there were approximately 1,200 holders of record of our Class A common stock and nine holders of record of our Class B common stock.

The following table sets forth the high and low sales prices per share of our Class A common stock on the NYSE in each quarter during the last two years.

2004	High	Low
First quarter	$31.80	$19.18
Second quarter	$23.25	$18.52
Third quarter	$21.90	$16.90
Fourth quarter	$21.11	$11.97

2003	High	Low
First quarter	$28.14	$19.01
Second quarter	$34.06	$22.93
Third quarter	$40.36	$27.65
Fourth quarter	$46.54	$24.05

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. Our current credit facility prohibits the payment of cash dividends on our capital stock. We expect to reinvest any future earnings into the business. Therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Item 6. Selected Financial Data

Selected Consolidated Financial Data

The following selected consolidated financial data for the five years ended December 31, 2004, have been derived from our consolidated financial statements. The following information is qualified by reference to, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto.

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$640,289	$680,012	$531,772	$314,243	$160,128
Gross profit	259,045	340,144	270,041	144,645	68,281

Income (loss) from operations	(13,983)	109,458	71,351	16,435	132

Net income (loss)	$(6,528)	$72,675	$43,444	$9,669	$(2,259)

Net income (loss) per common share:
Basic	$(0.11)	$1.27	$1.09	$0.29	$(0.07)
Diluted	$(0.11)	$1.20	$0.86	$0.25	$(0.07)
Shares used in calculating net income (loss) per share:
Basic	59,976	57,246	39,695	33,449	32,462
Diluted	59,976	60,548	50,744	38,470	32,462

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$88,747	$112,603	$73,327	$8,269	$5,327
Restricted cash	8,418	—	—	—	—
Working capital (1)	370,877	368,456	224,685	117,960	30,323
Total assets	559,794	552,659	397,682	221,973	139,797
Long-term debt	—	—	—	61,163	—
Redeemable convertible Series A preferred stock	—	—	—	24,139	—
Total stockholders’ equity	434,500	415,146	268,798	72,848	61,811

(1)	Current assets less current liabilities

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

We design, develop and market technology-based educational platforms, related interactive content and stand-alone products for sale to retailers, distributors and schools. We operate three business segments, which we refer to as U.S. Consumer, International, and Education and Training. To date, we have sold our products predominantly through the toy sections of major retailers. For further information regarding our three business segments, see Note 23 to our consolidated financial statements contained elsewhere in this annual report.

LeapFrog’s mission is to become the leading brand for quality, technology-based educational products for home, school and work for all ages around the world. We believe that LeapFrog is in the early stage of accomplishing this mission. To date, we have established our brand and products largely focused on infants, toddlers, and children in preschool through grade school and primarily in the U.S. retail market. We believe that LeapFrog is, first and foremost, an educational products company, and we use the toy form and price points to make learning fun and cost-effective. As a result, our sales in our U.S. Consumer and International segments, our largest business segments, currently are generated in the toy aisles of retailers. The market for toy retailers has seen, and continues to see consolidation. In addition to the traditional channel of specialty toy retailers, of which Toys “R” Us has become the major player, the mass-market retail channel has grown in importance. For example, Wal-Mart, Target and a number of regional mass-market retailers have seen growth in their market shares within the U.S. toy retail market. The mass-market retailers have certain competitive advantages in the highly seasonal toy market because they have the ability to dedicate a significant amount of shelf space to toys during the Fall holiday season, and then reduce the allocated shelf space for toys during the rest of the year. We anticipate that the toy industry’s dependence on mass-market retailers will continue to grow.

In our U.S. Consumer segment, we market and sell our products directly to national and regional mass-market and specialty retailers as well as to other retail stores through sales representatives. Our U.S. Consumer segment is our most developed business, and is subject to significant seasonal influences, with the substantial majority of our sales occurring in the third and fourth quarters. In 2004, this segment represented approximately 67% of our total net sales. Although we are expanding our retail presence by selling our products to bookstores and electronics and office supply stores, the significant majority of our U.S. Consumer sales are to a few large retailers. Sales to Wal-Mart (including Sam’s Club), Toys “R” Us and Target accounted for approximately 86% of our U.S. Consumer segment sales in 2004 compared to 79% in 2003 and 76% in 2002. As a percentage of our consolidated net sales, sales to Wal-Mart (including Sam’s Club), Toys “R” Us and Target accounted for approximately 64%, 68% and 75% of our consolidated net sales in 2004, 2003 and 2002, respectively. Net sales in our U.S. Consumer segment decreased by 21% from 2003 to 2004 and operating income decreased from a profit of $83.2 million to a loss of $49.9 million. Consistent with industry practice, we rely on short-term purchase orders for the sale of our products to U.S. retailers. Although we believe net sales for this business segment will grow in the future, we anticipate that this segment’s percentage of total company net sales will decrease, as we expect our other two segments to grow at a faster rate than our U.S. Consumer segment.

In our International segment, we sell our products outside the United States directly to overseas retailers and through various distribution and strategic arrangements. We have four direct sales offices in the United Kingdom, Canada, France and Mexico, and maintain various distribution and strategic arrangements in countries such as Australia, Japan and Korea among others. The International segment represented approximately 24% of our total net sales in 2004. Net sales in our International segment increased 59% from 2003 to 2004 and operating income decreased from $26.4 million in 2003 to $24.9 million in 2004. Despite the large increase in sales in our International segment in 2004, we experienced a slowdown in LeapPad platform sales by our major customers in Canada and the United Kingdom during the fourth quarter of 2004. This trend indicates that LeapPad platform sales are maturing in these countries and that growth in our International segment in 2005 will be much lower than 2004.

Our Education and Training segment, which is represented almost entirely by our SchoolHouse division, targets the school market in the United States, including sales directly to educational institutions, to teacher supply stores and through catalogs aimed at educators. The Education and Training segment represented approximately 9% of our total net sales in 2004. Net sales in our Education and Training segment increased by 47% from 2003 to 2004, and the segment had operating income of $10.9 million in 2004 compared to an operating loss of $0.2 million in 2003. We expect growth in our Education and Training segment to continue in 2005.

Gross profit percentage in 2004 decreased by 9.5 percentage points from 50.0% in 2003 to 40.5% in 2004. This decrease was primarily due to lower profit margins in our U.S. Consumer segment, partially offset by growth in our higher margin Education and Training and International segments. The decrease in gross profit percentage in our U.S. Consumer segment was the result of lower margin Leapster platform sales, as well as higher freight and warehousing expenses. In addition, inventory reserves were increased by $14.6 million due to obsolete and defective inventory of raw materials and discontinued finished goods. The increase in reserves was due, at least in part, to significantly lower sales in the fourth quarter versus expectation for products to be discontinued in 2005.

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

LeapFrog Realignment Plan

In the first quarter of 2005, we announced a three-pronged company-wide realignment initiative designed to address the following objectives:

•	Restore profitability;

•	Strengthen our infrastructure and business processes; and

•	Generate growth.

Restore profitability.

A necessary part of this objective is a restructuring of our workforce and a reduction of over 180 full-time and temporary employees in the U.S. Consumer segment and the International segment. We expect headcount increases in the SchoolHouse division to partially offset these reductions. The costs of the restructuring will be $2.0 million to $3.0 million, to be recognized in the first quarter of 2005. Through these actions, together with other cost containment efforts, we are targeting savings of $35 million to $40 million, excluding the impact of increased expenses for the SchoolHouse division and the impact of changes in accounting for stock options.

In addition to the aforementioned cost reductions, we have also embarked on a deliberate strategy to better leverage our assets and investments to improve returns. This includes leveraging technology across products and platforms; utilizing our content assets and development tools across divisions; and realizing the global potential of the products from the outset of our product development planning cycle to minimize development costs and maximize sales and profitability.

Strengthen our infrastructure and business processes.

We are focusing efforts on addressing the problems we have experienced in the supply chain by recruiting employees with supply chain expertise and improving our distribution center for our U.S. Consumer segment and the related information technology systems. We recently hired a new Chief Information Officer and are searching for an executive to be in charge of our supply chain. We are also implementing a new company-wide three-year planning process that will allow us to plan our business and investments over a longer horizon.

An important part of improving our infrastructure and business processes is to address and remediate the internal control issues that have been identified and discussed elsewhere in this report. See “Item 9A Controls and Procedures.” This remediation process entails systematically examining each part of the business to improve, document, and monitor compliance with financial controls. We intend to make the improvements to our internal control over financial reporting in concert with the actions we are taking to improve the systems used throughout the company for general business planning and operation. Additionally, we have been, and will continue to, strengthen the capabilities in organization with the addition of individuals with the capability to strengthen internal controls, including the addition of a new Chief Financial Officer, who joined us in November 2004 and a new Treasurer, who joined us in December 2004.

Generate growth.

As we implement our realignment plan to implement greater business disciplines and processes, we also intend to seek opportunities to generate growth over the long-term. We intend to achieve this goal by targeting new and existing markets that can generate sales at high margins and by developing new technology platforms that will be successful in the markets we target at profit margins that are greater than our current margins.

Our SchoolHouse division continues to be a strong emerging business for us. This business generated operating profit in 2004, and we plan to continue to invest in this business for growth in 2005. Internationally, we are focusing on the markets in which we have been able to build our brand and penetrate the consumer markets with high margin products.

In addition, in Fall 2005, we expect to launch our new Fly pentop computer platform, which targets the middle school age group, a consumer market that we have not focused on in the past. Also in Fall 2005, we are extending the product line for our Leapster system, our screen-based technology platform, by launching our Leapster L-MAX system, which is our first entry into television-based entertainment and education platforms.

We believe that by continuing to develop and introduce technology platforms for new and broader markets, we will be able to grow our business over the long-term.

As we achieve the goals of our realignment plan, we expect some improvement in our operations in the short-term. Nonetheless, the full benefit of our actions will not be realized until after 2005.

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

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. However, some of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. We believe the following critical accounting policies, are the most significant in affecting judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue upon shipment of our products provided that there are no significant post-delivery obligations to the customer and collection is reasonably assured. Net sales represent gross sales less negotiated price allowances based primarily on volume purchasing levels, estimated returns, allowances for defective products, markdowns, and other sales allowances. A small portion of our revenue related to training, subscriptions and our Mind Station product is deferred and recognized as revenue over a period of one to 18 months. We deferred less than 1% of net sales in 2004, 2003 and 2002.

Allowances for Accounts Receivable

We reduce accounts receivable by an allowance for amounts we believe will become uncollectible. This allowance is an estimate based primarily on our management’s evaluation of the customer’s financial condition, past collection history and aging of the receivable. If the financial condition of any of our customers deteriorates, resulting in impairment of its ability to make payments, additional allowances may be required.

We provide estimated allowances for product returns, charge backs, promotions and defectives on product sales in the same period that we record the related revenue. We estimate our allowances by utilizing historical information for existing products. For new products, we estimate our allowances for product returns on specific terms for product returns and our experience with similar products. In estimating returns, we analyze (i) historical returns and sales patterns, (ii) analysis of credit memo data, (iii) current inventory on hand at customers, (iv) changes in demand, and (v) introduction of new products. We continually assess our historical experience and adjust our allowances as appropriate, and consider other known factors. If actual product returns, charge backs, promotions and defective products are greater than our estimates, additional allowances may be required. Historically, our estimated reserves for accounts receivables, returns, charge backs, promotions and defectives have been adequate to cover actual charges.

In the third quarter of 2004, we changed our disclosure of receivable allowances to include only allowances for doubtful accounts to better conform to the prevailing practice in our industry. Our other receivable allowances include allowances for product returns, charge backs, defective products and promotional markdowns. These other allowances totaled $45.8 million at December 31, 2004 and $25.4 million at December 31, 2003. The increase in other receivable allowances was primarily due to allowances for short-shipments and service-related sales allowances, and to a lesser extent, higher promotional allowances. These amounts are now treated as reductions of gross accounts receivable. All prior period financial statements have been adjusted to conform to the current period’s presentation.

Inventories and Related Allowance For Slow-Moving, Excess and Obsolete Inventory

Inventories are stated at the lower of cost, on a first-in, first-out basis, or market value and are reduced by an allowance for slow-moving, excess and obsolete inventories. Our estimate for slow-moving, excess and obsolete inventories is based on our management’s review of on hand inventories compared to their estimated future usage and demand for our products. If actual future usage and demand for our products are less favorable than those projected by our management, additional inventory write-downs may be required. For example, lower than planned sales in 2004 resulted in higher charges for excess and obsolete raw materials and finished goods. Provisions for excess and obsolete inventory were $14.6 million in 2004.

Intangible Assets

Intangible assets, including excess purchase price over the cost of net assets acquired (Goodwill), arose from our September 23, 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, and our acquisition of substantially all the assets of Explore Technologies on July 22, 1998. At December 31, 2004, our intangible assets had a net balance of $29.5 million. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires the use of a nonamortization approach to account for goodwill and some other intangible assets. We adopted the pronouncement effective January 1, 2002, and accordingly we no longer amortize goodwill and other indefinite-lived intangible assets. As of December 31, 2004, we had $19.5 million, net, of goodwill and other indefinite-lived intangible assets, which are no longer subject to amortization. At December 31, 2004, we tested our goodwill and other intangible assets for impairment based on the fair value of the cash flows that the business can be expected to generate in the future, known as the income approach. Based on this assessment we determined that no adjustments were necessary to the stated values. Intangible assets also include patents, and trademarks and licenses, which include a ten-year technology license agreement entered into in January 2004 to jointly develop and customize our optical scanning technology.

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

Content Development, Home Video Production and Tooling Capitalization

Our management is required to use its judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

We capitalize the prepublication costs of books as content development costs. Only costs incurred with outside parties are capitalized. In 2004, we capitalized $2.0 million of content development costs, $0.4 million of which pertained to our Education and Training segment. In 2003, we capitalized $1.7 million in content development costs, $1.3 million of which pertained to our Education and Training segment. We amortize these assets from the time of publication over their estimated useful lives, estimated to be three years, using the sum of years digits method. If the related content is deemed to have a shorter useful life, the remaining balance is written off over a shorter period of time or when the content is no longer used in production. In 2004 we wrote off $0.9 million in asset cost and $0.9 million in associated accumulated amortization. There were no write-offs in prior periods.

We capitalize costs related to the production of home video in accordance with AICPA Statement of Accounting Position No 00-2, “Accounting by Producers or Distributors of Film.” Video production costs are amortized based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources on an individual production basis. In 2004, we capitalized $1.4 million and amortized $0.7 million of video production costs. In 2003, we capitalized $1.0 million and amortized $0.6 million of video production costs. We had no video production cost in prior years. If the related video production costs are deemed to have lower gross revenues than originally expected, the remaining balance is written off when the revised revenues are earned.

Amortization of content development costs and video production are classified as “cost of sales” in our Consolidated Statements of Operations.

We capitalize costs related to manufacturing tools developed for our products. We capitalized $6.6 million in 2004 compared with $4.8 million in 2003 related to manufacturing tools. We depreciate these assets on a straight-line basis, in cost of sales, over an estimated useful life of two years. If the related product line or our manufacturing production results in a shorter life than originally expected, we write off the remaining balance when we remove the tool from production. In 2004 we recorded accelerated depreciation of $0.8 million to write off certain tooling that would not be used in 2005.

Stock-Based Compensation

We account for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, whereby compensation is generally not recorded for options granted at fair value to employees and directors.

In connection with stock options granted to employees in August 2001, we recorded an aggregate of $3.3 million of deferred compensation in stockholders’ equity for the year ended December 31, 2001. These options were considered compensatory because the deemed fair value of the underlying shares of Class A common stock in August 2001, as subsequently determined, was greater than the exercise price of the options. In accordance with APB 25, this deferred compensation will be amortized to expense through the second quarter of 2005 as the options vest. As of December 31, 2004, $51,000 remained to be amortized to expense.

Stock-based compensation arrangements to non-employees are accounted for in accordance with SFAS 123, “Accounting for Stock-Based Compensation,” and EITF No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned.

In 2004, Mr. Kalinske, our Chief Executive Officer, and in 2003, Mr. Bender, our President, Worldwide Consumer Group, entered into new employment agreements providing for, among other things, acceleration of vesting and extension of the exercise period of their stock options upon the termination of their employment by LeapFrog without cause or by the employee for good reason (as defined in the agreements) or a change in control of LeapFrog during the term of the applicable agreement. Under applicable accounting principles, upon any termination of employment or change in control resulting in such acceleration or extension, we would be required to recognize compensation expense. The amount of any such compensation expense would depend on the number of option shares affected by the acceleration or extension and could be material to our financial results.

Prior to our July 2002 initial public offering, we granted stock appreciation rights under our Amended and Restated Employee Equity Participation Plan that are measured at each period end against the fair value of the Class A common stock at that time. The resulting difference between periods is recognized as expense at each period-end measurement date based on the vesting of the rights. Concurrent with the initial public offering of our Class A common stock, we stopped granting stock appreciation rights under our Employee Equity Participation Plan.

In February 2002, we converted 337,500 stock appreciation rights into options to purchase an aggregate of 337,500 shares of Class A common stock. Deferred compensation of approximately $0.9 million related to the unvested portion will be amortized to expense through the second quarter of 2005 as the options vest. To the extent any of the unvested options are forfeited, the actual expense recognized could be lower than currently anticipated. As of December 31, 2004, $11,000 remained to be amortized to expense.

In July 2002, we converted 1,585,580 stock appreciation rights into options to purchase an aggregate of 1,585,580 shares of Class A common stock. The expense related to the conversion of the vested stock appreciation rights was $1.5 million through July 2002 based on vested rights with respect to 192,361 shares of Class A common stock outstanding as of July 25, 2002 at our initial public offering price of $13.00 per share. Our deferred compensation expense in connection with the conversion of 1,310,594 unvested stock appreciation rights held by employees converted to options to purchase 1,310,594 shares of Class A common stock was $4.0 million. In accordance with generally accepted accounting principles, beginning in the third quarter of 2002 and for the subsequent 16 quarters, we will recognize this expense over the remaining vesting period of the options into which the unvested rights are converted. Deferred compensation related to the unvested portion will be amortized to expense as the options vest. To the extent any of the unvested options are forfeited, our actual expense recognized could be lower than currently anticipated. As of December 31, 2004, $0.5 million remained to be amortized to expense.

Income Taxes

We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Our tax provision includes sufficient accruals for possible future assessments that may result from the examination of federal, state, or international tax returns. Our tax contingency accruals may be adjusted if there are changes in circumstances, such as changes in tax law, tax audits, or other factors, which may cause management to revise its estimates. The amounts ultimately paid on any possible future assessments may differ from the amounts accrued and may result in an increase or reduction to the effective tax rate in the year of resolution.

Results of Operations

The following table sets forth selected information concerning our results of operations as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	59.5	50.0	49.2

Gross profit	40.5	50.0	50.8
Operating expenses:
Selling, general and administrative	18.9	13.5	15.2
Research and development	9.5	8.5	10.2
Advertising	13.0	10.8	10.7
Depreciation and amortization	1.2	1.1	1.3

Total operating expenses	42.6	33.9	37.4

(Loss) income from operations	(2.2)	16.1	13.4
Interest and other income, net	0.2	0.9	0.2

(Loss) income before provision for income taxes	(1.9)	17.0	13.6
(Benefit) provision for income taxes	(0.9)	6.3	5.4

Net income (loss)	(1.0)%	10.7%	8.2%

Twelve Months Ended December 31, 2004 Compared To Twelve Months Ended December 31, 2003

Net Sales

Net sales decreased by $39.7 million, or 6%, from $680.0 million in 2003 to $640.3 million in 2004. On a constant currency basis, which assumes that foreign currency exchange rates were the same in 2004 as 2003, total company net sales decreased 7% from 2003 to 2004.

Net sales for each segment and its percentage of total company net sales were as follows:

	Year Ended December 31,
	2004		2003		Change
Segment	$(1)	% of Total Company Net Sales	$(1)	% of Total Company Net Sales	$(1)%
U.S. Consumer	$431.9	67%	$546.0	80%	$(114.1)	(21)%
International	153.2	24%	96.6	14%	56.6	59%
Education and Training	55.2	9%	37.5	6%	17.8	47%

Total Company	$640.3	100%	$680.0	100%	$(39.7)	(6)%

(1)	In millions.

U.S. Consumer. Our U.S. Consumer segment’s net sales decreased by $114.1 or 21% from $546.0 million in 2003 to $431.9 million in 2004. In our U.S. Consumer segment, net sales of platform, software and stand-alone products in dollars and as a percentage of the segment’s total net sales were as follows:

	Net Sales				% of Total
	Year Ended December 31,		Change		Year Ended December 31,
	2004(1)	2003(1)	$(1)%		2004	2003
Platform	$173.7	$232.9	$(59.2)	(25)%	40.2%	42.7%
Software	128.9	175.9	(47.0)	(27)%	29.9%	32.2%
Stand-alone	129.3	137.2	(7.9)	(6)%	29.9%	25.1%

Total U.S. Consumer Net Sales	$431.9	$546.0	$(114.1)	(21)%	100.0%	100.0%

(1)	In millions.

The net sales decrease in this segment year-over-year was primarily a result of the following factors:

•	Lower sales of our more established platforms and related software, primarily the Classic LeapPad system, and to a lesser extent, our My First LeapPad and Quantum LeapPad systems. This was partially offset by higher sales of Leapster and LittleTouch platforms and software.

•	Retailers have been reluctant to take on additional inventory and have been lowering their inventory levels throughout 2004. We estimate that retailers have reduced their inventory levels of our products by approximately $30 million, based on wholesale prices, by the end of 2004.

•	Price reductions on some of our LeapPad family of platforms and higher sales allowances.

•	Weaker holiday toy sales in the United States.

International. Our International segment’s net sales increased by $56.6 million, or 59%, from $96.6 million in 2003 to $153.2 million in 2004. On a constant currency basis, net sales increased 47% from 2003 to 2004. The favorable currency impact was due to the strength of the Canadian dollar and the British pound, and to a lesser extent, the Euro. The increase in our International segment was primarily due to:

•	Higher sales in the United Kingdom and Canada, and to a lesser extent, increased sales in France. Increases were primarily due to greater market penetration resulting from more localized products and increased brand awareness.

•	Higher sales to distributors. Sales increased in Australia due to an effective marketing campaign conducted by our distributor, which resulted in increased shelf space and brand awareness, and in 2004, we entered into the German-language market in Europe.

•	A decrease in sales to Korea due to the termination of our relationship with our primary distributor, which partially offset sales gains.

Despite the large increase in sales in our International segment in 2004, we experienced a slowdown in LeapPad platform sales by our major customers in Canada and the United Kingdom during the fourth quarter of 2004. This trend indicates that LeapPad platform sales are maturing in these countries and that growth in our International segment in 2005 will be much slower.

Education and Training. Our Education and Training segment’s net sales increased by $17.8 million, or 47% from $37.5 million in 2003 to $55.2 million in 2004. Our SchoolHouse division accounts for substantially all of the results of our Education and Training segment. The increase in net sales in this segment was primarily due to larger orders resulting from the continued market penetration of this segment’s flagship product, the LeapTrack learning system. The LeapTrack learning system features the LeapPad and Quantum LeapPad personal learning tools. In addition, our SchoolHouse division experienced strong sales of our interactive content library resulting from successful direct marketing promotions, an overall expansion of a dedicated sales force, and increased product offerings and brand awareness.

Gross Profit

The gross profit in dollars for each segment and the related gross profit percentage of segment net sales were as follows:

	Year Ended December 31,
	2004		2003		Change
Segment	$(1)	% of Segment’s Net Sales	$(1)	% of Segment’s Net Sales	$(1)%
U.S. Consumer	$158.4	36.7%	$266.1	48.7%	$(107.7)	(40)%
International	65.6	42.8%	51.4	53.2%	14.2	28%
Education and Training	35.1	63.5%	22.7	60.5%	12.4	55%

Total Company	$259.0	40.5%	$340.1	50.0%	$(81.1)	(24)%

(1)	In millions.

U.S. Consumer. The 12.0 percentage point decrease in our U.S. Consumer segment’s gross profit percentage year-over-year was primarily the result of the following:

•	Lower sales of products that carry a relatively high margin, such as LeapPad software and hardware, offset by growing sales in new, lower margin products, such as the Leapster product line. We are seeking to build a large base of installed Leapster platform users that will lead to the sale of higher margin Leapster software. We estimate that the impact of this unfavorable product mix contributed to a five percentage point decline in the gross profit percentage in 2004 versus 2003.

•	Higher charges for excess and obsolete inventory of $14.6 million over 2003. Inventory reserves were increased due to obsolete and defective inventory comprised of raw materials and discontinued finished goods. The increase in reserves was due, at least in part, to significantly lower sales in the fourth quarter versus expectation for products to be discontinued in 2005. The increase in excess and obsolete inventories resulted in three percentage points of the decline in gross profit percentage in 2004 versus 2003.

•	Higher fixed expenses, in dollars and as a percentage of net sales, including higher warehousing and freight resulting from higher inventory levels, and higher depreciation of capitalized tooling expenses resulting from tooling write-offs associated with discontinued products. Increased expenses were primarily attributed to operating inefficiencies incurred at our new distribution facility in Fontana, California. We estimate that these expenses contributed two percentage points of the decline in gross profit percentage in 2004 versus 2003.

•	Price reductions on our established platforms, primarily our Classic LeapPad, which was implemented to drive future sales of these platforms and their related software products. We estimate that these price reductions resulted in one percentage point of the decline in gross profit percentage in 2004.

•	Higher sales allowances granted to customers due to operational issues encountered during the start up of our new distribution facility. We estimate that these allowances resulted in one percentage point of the decline in gross profit percentage in 2004.

International. The 10.4 percentage point decrease in our International segment’s gross profit percentage year-over-year was primarily due to:

•	A higher percentage of sales derived from lower margin platforms;

•	Larger mix of lower margin sales to distributors as compared to higher-margin sales direct to retailers; and

•	Higher fixed expenses, including warehousing and freight expenses resulting from higher levels of inventory.

Education and Training. The three percentage point increase in our Education and Training segment’s gross profit percentage year-over-year was primarily due to better net sales leverage achieved as the segment’s fixed expenses represent a lower percentage of those sales, partially offset by lower margin ancillary services sold in conjunction with the LeapTrack learning system.

Selling, General and Administrative Expenses

The selling, general and administrative expenses in dollars for each segment and the related percentage of our total net sales were as follows:

	Year Ended December 31,
	2004		2003		Change
Segment	$(1)	% of Total Company Net Sales	$(1)	% of Total Company Net Sales	$(1)%
U.S. Consumer	$82.9	19.2%	$64.4	11.8%	$18.6	29%
International	17.1	11.2%	10.9	11.3%	6.2	57%
Education and Training	20.8	37.6%	16.3	43.6%	4.4	27%

Total Company	$120.8	18.9%	$91.6	13.5%	$29.2	32%

(1)	In millions.

U.S. Consumer. The dollar increase in selling, general and administrative expenses for our U.S. Consumer segment was primarily due to:

•	Higher employee and employee-related expenses of $3.3 million due to increased headcount;

•	Expense of approximately $3.1 million related to the startup of our new distribution center;

•	Higher legal expenses of $6.4 million primarily related to pending litigation; and

•	Higher outside professional expenses of approximately $1.7 million related to the implementation of the internal control requirements of the Sarbanes-Oxley Act.

International. The dollar increase in selling, general and administrative expenses for our International segment was primarily due to:

•	Higher compensation and related employee expenses, including sales commissions, in Europe of $2.3 million resulting primarily from increased headcount; and

•	Increased marketing related expenses of $1.5 million.

Education and Training. The dollar increase in selling, general and administrative expenses for our Education and Training segment was primarily due to:

•	Higher compensation and related employee expenses of $3.0 million resulting from expansion of the sales force; and

•	Increased marketing related expenses of $ 1.4 million to support the segment’s expansion.

Research and Development Expenses

The research and development expenses in dollars for each segment and the related percentage of our total net sales were as follows:

	Year Ended December 31,
	2004		2003		Change
Segment	$(1)	% of Total Company Net Sales	$(1)	% of Total Company Net Sales	$(1)%
U.S. Consumer	$54.3	12.6%	$49.1	9.0%	$5.2	11%
International	3.7	2.4%	3.7	3.8%	—	—
Education and Training	3.0	5.4%	4.9	13.0%	(1.9)	(39)%

Total Company	$61.0	9.5%	$57.6	8.5%	$3.4	6%

(1)	In millions.

The increase in research and development expenses was due primarily to an increase in research and development spending in the our U.S. Consumer segment of $5.2 million, primarily due to the development of our new Fly pentop computer platform, Leapster software, and the production of new video titles. This increase was partially offset by a decrease in our Education and Training segment primarily due to the timing of the update of the current generation of platforms. We expect this expense to increase in 2005 as we begin to update the LeapTrack platform.

Research and development expenses, which we classify into two categories, product development and content development, were as follows:

	Year Ended December 31,
	2004		2003		Change
	$(1)	% of Net Sales	$(1)	% of Net Sales	$(1)%
Content development	$32.0	5.0%	$31.0	4.6%	$1.0	3%
Product development	29.0	4.5%	26.6	3.9%	2.4	9%

Research and development	$61.0	9.5%	$57.6	8.5%	$3.4	6%

(1)	In millions.

The increase in content development was primarily due to the development costs of Leapster software and internal costs associated with the production of new video titles. The increase in product development was primarily due to the development of our new Fly pentop computer platform.

Advertising Expense

The advertising expenses in dollars for each segment and the related percentage of our total net sales were as follows:

	Year Ended December 31,
	2004		2003		Change
Segment	$(1)	% of Total Company Net Sales	$(1)	% of Total Company Net Sales	$(1)%
U.S. Consumer	$63.2	14.6%	$61.9	11.3%	$1.3	2%
International	19.6	12.8%	10.2	10.6%	9.4	93%
Education and Training	0.4	0.7%	1.7	4.5%	(1.3)	(76)%

Total Company	$83.3	13.0%	$73.8	10.8%	$9.5	13%

(1)	In millions.

The increase in advertising expense was primarily related to increases in cooperative advertising of $3.9 million, television advertising of $3.1 million, and catalog expenses of $2.2 million as follows:

•	Higher cooperative advertising costs in Canada and the United Kingdom with our major retailers;

•	Higher television advertising primarily in the United Kingdom and Canada, and to a lesser extent, in the United States; and

•	Higher spending related to the printing and distribution of our consumer and SchoolHouse catalogs.

Looking at selling, general and administrative expenses, research and development expenses, and advertising expenses in the aggregate, we expect that our operating expenses will decline as a percentage of net sales in 2005, due primarily to our company-wide realignment plan. The impact of the realignment plan targets expense reductions in our U.S. Consumer and International segments. We anticipate the operating expenses for our Education and Training segment to increase, primarily due to costs associated with the anticipated growth in this business segment.

Depreciation and Amortization Expenses (excluding depreciation of tooling and amortization of content development costs, which are included in cost of sales)

Depreciation and amortization expenses increased by $0.3 million, or 3%, from $7.7 million in 2003, to $8.0 million in 2004. As a percentage of net sales, depreciation and amortization expense increased from 1.1% in 2003 to 1.2% in 2004.

The increase in the depreciation and amortization expense primarily resulted from:

•	Higher depreciation expense for computers and software;

•	Increased amortization of intangible assets primarily related to a technology license purchased in 2004; and

•	Lower amortization of website development expenses. Our original website design and development was fully amortized in August 2003.

Income (Loss) From Operations

Income (loss) from operations in dollars and the related percentage of segment net sales were as follows:

	Year Ended December 31,
	2004		2003		Change
Segment	$(1)	% of Segment’s Net Sales	$(1)	% of Segment’s Net Sales	$(1)%
U.S. Consumer	$(49.9)	(11.5)%	$83.2	15.2%	$(133.1)	(160)%
International	24.9	16.3%	26.4	27.4%	(1.5)	(6)%
Education and Training	10.9	19.8%	(0.2)	(0.5)%	11.1	NA

Total Company	$(14.0)	(2.2)%	$109.5	16.1%	$(123.4)	(113)%

(1)	In millions.

U.S. Consumer. The decline in operating income was primarily due to sales declines, lower gross margins, and to a lesser extent, an increase in operating expenses.

International. The operating income decrease was largely due to lower gross profit percentage and, to a lesser extent, increased operating expenses, partially offset by higher net sales and favorable foreign exchange translation. Foreign currency exchange rates favorably impacted our International segment’s operating income by $1.9 million or 8% in 2004. The favorable currency impact was due to the strengthening of the British Pound and the Canadian Dollar.

Education and Training. The improvement in operating results was due to strong sales growth.

Other

Net Interest Income. Net interest income increased by $0.5 million, from $1.2 million in 2003 to $1.7 million in 2004. This increase was due to higher interest income resulting from our larger average cash balances and higher interest rates on invested balances.

Other Income (Expense). Other income (expense) decreased by $4.8 million from income of $4.7 million in 2003 to an expense of $0.2 million in 2004, primarily due to the following factors in 2003:

•	A cash settlement we received in the first quarter of 2003 from Benesse Corporation, one of our primary distributors in Japan, for the early termination of a two-year sales agreement; and

•	Gains in 2003 from fluctuation of foreign currency exchange rates. As discussed in Note 19 of the notes to our financial statements, in January 2004 we implemented a foreign exchange hedging program that is designed to minimize the impact of currency exchange rate movements on remeasurable balance sheet items.

Tax Rate. Our effective tax rate was 47.6% in 2004 and was 37.0% in 2003. The change in effective tax rate in 2004 resulted from several factors including tax benefits resulting from international sourcing operations, research and development credits and state tax benefits. Due to our pre-tax loss, the tax benefits caused the effective tax rate to increase.

Net Income (Loss)

Net income (loss) decreased by $79.2 million from income of $72.7 million in 2003 to a loss of $6.5 million in 2004 due to the above-described factors. As a percentage of net sales, net income (loss) decreased from 10.7% in 2002 to (1.0)% in 2004.

Twelve Months Ended December 31, 2003 Compared To Twelve Months Ended December 31, 2002

Net Sales

Net sales increased by $148.2 million, or 28%, from $531.8 million in 2002 to $680.0 million in 2003. Foreign currency exchange rates favorably impacted our total company net sales by 1% due to stronger international currencies. Net sales of our stand-alone, software and platform products increased by 42%, 31% and 18%, respectively, year-over-year.

Net sales for each segment and its percentage of total company net sales were as follows:

	Year Ended December 31,
	2003		2002		Change
Segment	$(1)	% of Total Company Net Sales	$(1)	% of Total Company Net Sales	$(1)%
U.S. Consumer	$546.0	80%	$458.0	86%	$87.9	19%
International	96.6	14%	53.6	10%	43.0	80%
Education and Training	37.5	6%	20.1	4%	17.3	86%

Total Company	$680.0	100%	$531.8	100%	$148.2	28%

(1)	In millions.

U.S. Consumer. Our U.S. Consumer segment’s net sales increased by $87.9 million, or 19%, from $458.0 million in 2002 to $546.0 million in 2003. Net sales of platform, software and stand-alone products in dollars and as a percentage of total net sales were as follows:

	Net Sales				% of Total
	Year Ended December 31,		Change		Year Ended December 31,
	2003(1)	2002(1)	$(1)%		2003	2002
Platform	$232.9	$207.1	$25.8	13%	42.7%	45.2%
Software	175.9	139.6	36.3	26%	32.2%	30.5%
Stand-alone	137.2	111.3	25.9	23%	25.1%	24.3%

Total U.S. Consumer Net Sales	$546.0	$458.0	$88.0	19%	100.0%	100.0%

(1)	In millions.

The 13% increase in platform sales year-over-year was primarily due to the successful launch of our newest platform, the Leapster multimedia learning system, and the continued success of our LeapPad family of platforms. Our LeapPad family of platforms, includes two new platforms launched in 2003, LeapPad Plus Writing and LittleTouch LeapPad, and also includes our Classic LeapPad, My First LeapPad and Quantum LeapPad platforms.

The 26% growth in software sales year-over-year was primarily due to increased software sales related to our LeapPad family of platforms, and software sales for our Leapster platform.

The 23% increase in stand-alone sales was primarily due to the continued growth of our Leapstart Learning Table, Alphabet Pal and Hug & Learn Baby Tad product sales.

International. Our International segment’s net sales increased by $43.0 million, or 80%, from $53.6 million in 2002 to $96.6 million in 2003. This segment comprised 14% of total company’s net sales in 2003 and accounted for 29% of the increase in total company net sales from 2002 to 2003. The increase in our International segment was primarily due to increased sales in the United Kingdom and Canada, and to a lesser extent sales increases in France and Australia, offset by a decrease in Japan. Sales into the United Kingdom and Canada accounted for 44% and 38%, respectively, of the segment’s sales increase from 2002 to 2003. The sales increase in the United Kingdom and Canada was primarily due to larger market penetration resulting from more localized products. Sales in Japan decreased 42% from 2002 to 2003, primarily due to the cancellation of our two-year Quantum LeapPad sales program with Benesse Corporation in the first quarter of 2003. However, we have an ongoing relationship with Benesse Corporation that focuses on our LeapPad platform and its related content.

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

Gross Profit

The gross profit in dollars for each segment and the related gross profit percentage of segment net sales were as follows:

	Year Ended December 31,
	2003		2002		Change
Segment	$(1)	% of Segment’s Net Sales	$(1)	% of Segment’s Net Sales	$(1)%
U.S. Consumer	$266.1	48.7%	$236.4	51.6%	$29.7	13%
International	51.4	53.2%	23.4	43.6%	28.0	120%
Education and Training	22.7	60.5%	10.3	51.1%	12.4	121%

Total Company	$340.1	50.0%	$270.0	50.8%	$70.1	26%

(1)	In millions.

U.S. Consumer. The 2.9 percentage points decrease in gross profit percent year-over-year was primarily due to product mix and increased warehousing, freight and royalty expenses as follows:

•	Unfavorable product mix was primarily due to sales of the new Leapster platform, which has a lower gross margin percent than our other platforms. In addition, our LeapPad Plus Writing and LittleTouch LeapPad platforms have lower margins than our existing mature platforms. Historically, as our platforms mature, gross margins have benefited from engineering improvements and higher sales volumes.

•	Higher warehousing fees in 2003 were incurred due to increased sales volume and average inventory levels in 2003 compared to 2002.

•	Higher freight expenses were due to increased ocean freight rates and due to airfreight costs incurred to expedite delivery of our new platforms, particularly the Leapster platform, from Asia in time for the holiday shopping season.

•	Higher royalty expenses were incurred due to increased sales from our expanded library of licensed products for our existing and new platforms.

International. The 9.6 percentage point increase in gross profit percentage year over year was primarily due to lower product cost, partially offset by higher royalty, warehousing and freight expenses. Foreign exchange gains favorably impacted our International segment’s gross profit by 8.3% in 2003.

Education and Training. The 9.4 percentage point increase in gross profit percentage year-over-year was primarily due to lower product cost and favorable product mix, offset by higher warehousing costs due to higher inventory levels, and content amortization expenses.

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

The dollar increase was primarily due to higher salaries and benefit expenses, offset by lower litigation and incentive compensation expenses as follows:

•	Salaries and related employee benefits were higher than in 2002 by $11.8 million, primarily due to the emphasis on building internal sales and marketing teams and infrastructure to support our worldwide expansion;

•	Litigation expenses decreased by $9.4 million compared to 2002 primarily due to the settlement in the first half of 2003 of a number of outstanding legal proceedings that had been active throughout most or all of 2002; and

•	Incentive compensation expense decreased by $2.7 million compared to 2002 as a result of reduced bonuses.

Selling, general and administrative expenses for our International segment increased $3.2 million, or 42%, from 2002 to 2003. As a percentage of net sales, this expense decreased from 14.4% in 2002 to 11.3% in 2003. The dollar increase in these expenses was largely related to higher fixed compensation expenses resulting from our operations in Europe, Canada and Asia.

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

Research and Development Expenses

Research and development expenses increased by $3.2 million, or 6%, from $54.4 million in 2002 to $57.6 million in 2003. As a percentage of net sales, research and development expenses decreased from 10.2% in 2002 to 8.5% in 2003. The reduction in the percentage of net sales was primarily achieved through strong net sales growth in all segments and increased leverage of our internal software and platform development groups. The increased expenses year-over-year were due to higher spending in our U.S. Consumer and International segments, offset by lower spending in our Education and Training segment as follows:

•	The increase in the U.S. Consumer and International segments was primarily due to the increased development of content for existing platforms and the development of three new platforms and their related content.

•	The expense increase in our International segment was due to the localization of existing content to international cultures.

•	The development of the current generation of platforms in our Education and Training segment was largely completed in 2002. Thus the spending in 2003 was only related to the refresh of existing content and development of new content.

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

Product development and engineering expenses increased by $1.3 million, or 5%, from $25.3 million in 2002 to $26.6 million in 2003. As a percentage of net sales, product development expenses decreased from 4.8% in 2002 to 3.9% in 2003. Spending on the development and engineering of new platforms and stand-alone products increased by 25% year-over-year while website engineering expenses decreased by 78%. The increase in new product development was primarily due to the development expenses for our LeapPad Plus Writing, LittleTouch LeapPad and Leapster platforms, each of which were launched in 2003. We largely completed the development and engineering of our website in 2002, and the expenses related to the maintenance of the website are classified as selling, general and administrative expenses beginning in the second quarter of 2003.

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

The increase in the depreciation and amortization expense is primarily due to higher depreciation expense of computers and software purchased to support our worldwide expansion, offset by lower amortization of website development expenses. Our original website was fully amortized in August 2003.

Income (Loss) From Operations

Our income from operations increased by $38.1 million, or 53%, from $71.4 million in 2002 to $109.5 million in 2003. As a percentage of net sales, our income from operations increased from 13.4% in 2002 to 16.1% in 2003. The improvement was primarily due to increased sales and operating expense leverage.

Income (loss) from operations in dollars and the related percentage of segment net sales were as follows:

	Year Ended December 31,
	2003		2002		Change
Segment	$(1)	% of Segment’s Net Sales	$(1)	% of Segment’s Net Sales	$(1)%
U.S. Consumer	$83.2	15.2%	$72.7	15.9%	$10.5	15%
International	26.4	27.4%	7.7	14.4%	18.7	243%
Education and Training	(0.2)	(0.5)%	(9.0)	(44.9)%	8.8	98%

Total Company	$109.5	16.1%	$71.4	13.4%	$38.1	53%

(1)	In millions.

U.S. Consumer. Our U.S. Consumer segment’s income from operations increased by $10.5 million, or 15%, from $72.7 million in 2002 to $83.2 million in 2003 due largely to strong sales growth. As a percentage of net sales, income from operations decreased from 15.9% in 2002 to 15.2% in 2003. The decline was primarily due to lower gross margin, offset by improved expense leverage.

International. Our International segment’s income from operations increased by $18.7 million, or 243%, from $7.7 million in 2002 to $26.4 million in 2003. As a percentage of net sales, income from operations increased from 14.4% in 2002 to 27.4% in 2003. The operating income increase was largely due to strong sales growth, primarily in the United Kingdom and Canada, increased gross profit percentage, and operating expense leverage. Foreign currency exchange rates favorably impacted our International segment’s operating income by 9.6% in 2003. The favorable currency impact was due to the strengthening of the Canadian Dollar and the British Pound, and to a lesser extent, the Euro.

Education and Training. Our Education and Training segment’s loss from operations improved from a loss of $9.0 million in 2002 to a loss of $0.2 million in 2003. This improvement in operating results was largely due to strong sales growth, increased gross profit percentage and operating expense leverage.

Other

Net Interest Income (Expense). Net interest income (expense) increased by $1.3 million, from an expense of $0.1 million in 2002 to income of $1.2 million in 2003. This increase resulted from our higher balance of invested average cash and short-term investment balances and the elimination of our debt in July 2002.

Other income. Other income increased by $3.6 million, or 343%, from $1.1 million in 2002 to $4.7 million in 2003. This increase was primarily due to foreign exchange gains resulting from the strengthening of the Canadian Dollar and the British Pound, and the one-time payment received from Benesse Corporation. The payment received from Benesse Corporation was in connection with the early cancellation of a Quantum LeapPad sales contract related to a discontinued direct-to-home program from Benesse’s middle school subscribers.

Tax rate. Our effective tax rate was 37.0% in 2003 and was 39.9% in 2002. The 2003 effective tax rate was impacted by the research and development tax credits accumulated from current and prior years.

Net Income

Net income increased by $29.3 million, or 67%, from $43.4 million in 2002 to $72.7 million in 2003 due to the above-described factors. As a percentage of net sales, net income increased from 8.2% in 2002 to 10.7% in 2003.

Seasonality and Quarterly Results of Operations

Our business is subject to significant seasonal fluctuations. The majority of our net sales and all of our net income generally are realized during the third and fourth calendar quarters. In addition, our quarterly results of operations have fluctuated significantly in the past, and can be expected to continue to fluctuate significantly in the future, as a result of many factors, including:

•	seasonal influences on our sales, such as the holiday shopping season and back-to-school purchasing;

•	unpredictable consumer preferences and spending trends;

•	the need to increase inventories in advance of our primary selling season; and

•	the timing of introductions of new products.

For a discussion of these and other factors affecting seasonality, see “Risk Factors That May Affect Our Results and Stock Price—Our business is seasonal, and therefore our annual operating results will depend, in large part, on sales relating to the brief holiday season” and “—Our quarterly operating results are susceptible to fluctuations that could cause our stock price to decline.”

The following table sets forth selected unaudited quarterly statement of operations information for 2003 and 2004. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown. Given the low sales volumes, and the relatively fixed nature of our operating expenses, historically, we have been profitable in our third and fourth quarters and unprofitable in our first and second quarters. We expect that we will continue to incur losses during the first and second quarters of each year for the foreseeable future. In addition, due to the factors above, we were unprofitable in the fourth quarter of 2004. Because of the seasonality of our business and other factors, results for any interim period are not necessarily indicative of the results that may be achieved for the full fiscal year.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(In thousands, except per share data)
2004
Net sales	$71,632	$80,814	$231,094	$256,749	$640,289
Gross profit	31,948	36,467	93,553	97,077	259,045
Income (loss) from operations	(19,246)	(11,663)	30,639	(13,713)	(13,983)
Net income (loss)	(11,823)	(7,407)	20,233	(7,531)	(6,528)
Net income (loss) per common share:
Basic	$(0.20)	$(0.12)	$0.34	$(0.12)	$(0.11)
Diluted	$(0.20)	$(0.12)	$0.33	$(0.12)	$(0.11)

2003
Net sales	$76,733	$68,030	$203,888	$331,361	$680,012
Gross profit	40,641	35,821	104,822	158,860	340,144
Income (loss) from operations	(3,542)	(7,942)	52,581	68,361	109,458
Net income (loss)	(969)	(3,926)	33,404	44,166	72,675
Net income (loss) per common share:
Basic	$(0.02)	$(0.07)	$0.58	$0.75	$1.27
Diluted	$(0.02)	$(0.07)	$0.55	$0.72	$1.20

Liquidity and Capital Resources

LeapFrog’s primary sources of liquidity in 2004 and 2003 have been:

•	Cash flows generated from operating activities: Net income in 2003 and tax benefits of stock option exercises, partially offset by increased working capital.

•	Financing activities: Proceeds from the exercise of employee stock options and employee stock purchase plan of $13.0 million and $28.0 million in 2004 and 2003, respectively.

Cash and related balances are:

	December 31,
	2004(1)	2003(1)	Change(1)
Cash and cash equivalents	$60.6	$45.3	$15.2
Short-term investments	28.2	67.3	(39.1)

Total	$88.8	$112.6	$(23.9)

% of total assets	16%	20%

Restricted Cash
Short-term	$8.4	$—	$8.4

Long-term investments	$3.7	$—	$3.7

(1)	In millions.

Financial Condition

We believe our current cash and short-term investments, anticipated cash flow from operations, and future seasonal borrowings, if any, will be sufficient to meet our working capital and capital requirements through at least the end of 2006.

We estimate that our capital expenditures for 2005 will be between $18.0 million and $22.0 million, as compared to $20.5 million in 2004. The capital expenditures will be primarily for manufacturing tool purchases for use in the production of both existing and new products and purchases related to the upgrading of our information technology capabilities.

We have access to an unsecured credit line to fund our operations, if needed. This unsecured credit facility of $30 million was entered into on December 31, 2002, with an option to increase the facility to $50 million, for working capital purposes. This agreement was amended in February 2004 to raise the allowable limit of investment in our foreign subsidiaries. On December 31, 2004 we exercised our option and increased the facility to $50 million.

The agreement requires that we comply with certain financial covenants, including the maintenance of a minimum quick ratio on a quarterly basis and a minimum level of “EBITDA,” as defined in the agreement, on a rolling quarterly basis. We received a waiver from the financial institution specifically for the maintenance of a minimum level of EBITDA for the quarter ended December 31, 2004. On December 31, 2004, we were in compliance with all covenants taking into account the waiver issued by the financial institution. We are in discussions with the financial institution to revise the financial covenants we will be required to comply with going forward.

The level of a certain financial ratio maintained by us determines interest rates on borrowings. The interest rate will be between prime and prime plus 0.25% or LIBOR plus 1.25% and LIBOR plus 2.00%. We had outstanding letters of credit of $13.6 million as of December 31, 2004, of which $8.4 million was cash collateralized and is reflected as restricted cash in our balance sheet. Our outstanding letters of credit at December 31, 2003 were $0.3 million.

Cash and cash equivalents increased by $15.2 million in 2004. The change in cash and cash equivalents is as follows:

	December 31,
	2004(1)	2003(1)	2002(1)
Net cash provided by operating activities	$0.1	$26.8	$22.5
Net cash used in investing activities	(0.1)	(76.2)	(25.0)
Net cash provided by financing activities	13.0	30.6	57.5
Effect of exchange rate changes on cash	2.2	0.7	0.2

Increase in cash and cash equivalents	$15.2	$(18.1)	$55.2

(1)	In millions.

Cash and cash equivalents combined with short-term investments declined $23.9 million from 2003 to 2004. The decline was primarily caused by:

•	An increase in inventory of $40.3 million and our net loss from operations;

•	Offset by $13.0 million of cash provided from financing activities from the exercise of stock options and employee stock plan purchases.

Our cash flow is very seasonal, as more than 75% of our sales typically occur in the last two quarters of the year as retailers expand inventories for the holiday selling season. Our accounts receivable balances are the highest in the last two months of the fourth quarter, and payments are not due until the first quarter of the following year. Cash used to build inventory is typically the highest in the third quarter as we increase inventory to meet the holiday season demand. However, in 2004 we began increasing our inventory build earlier than in past years in order to be in a better position to fulfill third and fourth quarter demand, and to facilitate the implementation of our supply chain initiatives. We also ended the year with higher than desired inventory balances due to lower than expected sales. As a result of the seasonality of our business, cash flow from operating activities is generally strongest in the first and fourth quarters of the year, as illustrated in the table below:

Quarterly cash flow from operating activities were as follows:

	Cash Flow From Operating Activities
	2004 (1)	2003 (1)	2002 (1)
1st Quarter	$108.3	$50.1	$40.7
2nd Quarter	(31.8)	(1.4)	(1.5)
3rd Quarter	(48.5)	(34.0)	(34.0)
4th Quarter	(27.9)	12.1	17.3

Total	$0.1	$26.8	$22.5

(1)	In millions.

Operating activities

Net cash provided by operating activities was $0.1 million in 2004 compared to $26.8 million for 2003 and $22.5 million in 2002.

The $26.7 million decrease in net cash provided by operating activities from 2003 to 2004 was primarily due to the following factors:

•	Net loss in 2004 of $6.5 million compared to net income of $72.7 million in 2003;

•	Increase in inventory levels;

•	Timing of accounts payable payments; and

•	Offset by lower income tax payments resulting from tax benefits related to employee exercise of stock options.

Working Capital—Major Components

Accounts receivable

Gross accounts receivable declined to $230.7 million at December 31, 2004 from $281.7 million at December 31, 2003. Allowances for doubtful accounts increased to $2.5 million at December 31, 2004 from $1.6 million at December 31, 2003. As a percentage of gross accounts receivable, allowances for doubtful accounts increased to 1.1% at December 31, 2004 from 0.6% at December 31, 2003. The increase in the reserve for doubtful accounts was primarily due to initial and additional provisions made for one retailer and one distributor in financial distress. Our days-sales-outstanding, or DSO, at December 31, 2004 was 80.0 days compared to 76.1 days at December 31, 2003.

The decreases in our accounts receivable was primarily due to the $74.6 million decrease in net sales in the fourth quarter of 2004 as compared to the fourth quarter of 2003. The increase in our DSO was primarily due to delayed payments from our customers due to operational issues encountered with our new distribution facility located in Fontana, California.

Inventory

Inventory increased to $131.2 million at December 31, 2004 from $90.9 million at December 31, 2003. The reasons for this increase include:

•	Our inability to forecast shipment levels rapidly enough to respond by adjusting production flow. Production was based on significantly higher forecasted sales volumes than those actually achieved.

•	During 2004, we continued to experience significant operational difficulties associated with our supply chain operations, including inventory planning and logistics.

•	Additionally, we experienced significant difficulties associated with the opening of our new Fontana, California distribution facility. This facility, which is operated by a third party logistics firm, began shipping products in August 2004.

Inventories consisted of the following:

	December 31,
	2004 (1)	2003 (1)	Change (1)
Raw materials	$39.7	$29.3	$11.7
Work in process	6.1	—	6.1
Finished goods	102.8	64.9	36.6
Reserves	(17.4)	(3.3)	(14.1)

Inventories, net	$131.2	$90.9	$40.3

(1)	In millions.

The $40.3 million increase in inventory from December 31, 2003 to December 31, 2004 consisted of the following:

•	$22.1 million increase in finished goods consisting primarily of Leapster platforms and related software and certain stand-alone products;

•	$14.5 million increase in finished goods in the International segment;

•	$11.7 million increase in raw materials due to longer lead times in our manufacturing process and new product components primarily related to Leapster platform products; and

•	$6.1 million increase in work in process relating to our assumption of all risks and benefits of component parts and materials under the manufacturing agreements that we entered into with our contract manufacturers.

These increases in inventory were partially offset by $14.1 million increase in obsolete and excess inventory reserves.

Accounts payable

Accounts payable decreased to $62.8 million at December 31, 2004 from $86.2 million at December 31, 2003. The decrease in accounts payable was primarily due to timing of accounts payable payments and decreased inventory purchases in the fourth quarter of 2004. Inventory purchases were lowered due to the slowdown in sales in the third and fourth quarters of 2004.

Accrued liabilities

Accrued liabilities increased to $53.9 million at December 31, 2004 from $44.6 million at December 31, 2003. The increase in accrued liabilities consisted primarily of a $4.9 million increase in accrued cooperative advertising, higher legal expenses, and an overall increase in operating expenses in the fourth quarter of 2004.

Income taxes payable

Income taxes payable increased to $7.0 million at December 31, 2004 from $4.7 million at December 31, 2003.

Substantially all of our income tax payments are made in December and March due to the seasonality of our business. In 2004, $1.4 million in income tax payments were made compared to $14.8 million in the same period of 2003. The lower income tax payments were primarily due to the tax deduction received for the exercise of stock options in 2003, which resulted in a reduction of income taxes payments of approximately $16.0 million in 2004.

Investing activities

Net cash used in investing activities was $0.1 million in 2004, compared to $76.2 million 2003. The primary components of net cash used in investing activities for 2004 compared to 2003 were:

•	Net sale of short-term investments of $26.7 million in 2004 compared with net purchases of short-term investments of $57.5 million in 2003.

•	Purchase of property and equipment of $20.5 million in 2004, primarily related to our supply chain initiatives and manufacturing tools. In 2003, we used $15.8 million for purchases of property and equipment related primarily to computers and software and manufacturing tools.

•	Purchase of intangible assets of $6.3 million, related primarily to a technology license agreement we entered into in the first quarter of 2004. In 2003, we used $3.0 million for the purchase of intangible assets for certain trademark rights in connection with the settlement of a lawsuit.

Financing activities

Net cash provided by financing activities was $13.0 million in 2004 compared to $30.6 million for the same period in 2003. The primary component of cash provided by financing activities in both years was proceeds received from the exercise of stock options and purchases of our common stock pursuant to our employee stock purchase plan. Included in 2003 is the receipt of $2.6 million from the payment of notes receivable from stockholders.

Contractual Obligations

We conduct our corporate operations from leased facilities and lease some equipment under operating leases. Generally, these have initial lease periods of three to twelve years and contain provisions for renewal options of five years at market rates. The following table summarizes our outstanding long-term contractual obligations at December 31, 2004.

	Payments Due by Period
	Total (1)	Less Than 1 Year (1)	1-3 Years (1)	4-5 Years (1)	More Than 5 Years (1)
Operating Leases	$41.6	$6.4	$15.6	$9.0	$10.6
Royalty Guarantees	19.0	15.3	3.7	—	—

Total	$60.6	$21.7	$19.3	$9.0	$10.6

We have provided irrevocable standby letters of credit to several of our inventory manufacturers and one technology partner. The standby letters of credit guarantee performance of the obligations of certain of our foreign subsidiaries to pay for trade payables and contractual obligations of up to $13.6 million. Of the $13.6 million, $8.4 million is fully secured by cash deposits with the issuer. During January 2005, $13.4 million of the $13.6 million of outstanding letters of credit expired or were cancelled and related cash collateral of $8.4 million was released. The cash collateral related to the $8.4 million is classified in “restricted cash” on our balance sheet at December 31, 2004.

In January 2004, we entered into a ten-year technology license agreement with a foreign company to jointly develop and customize our respective technologies to be combined in a platform and related licensed products. The agreement called for contractual payments of $6.0 million in license fees in 2004 and $11.0 million in advance royalties payable in 2005. Additionally, we paid $1.0 million of engineering fees subject to attainment of specific milestones.

In April 2004, we entered into a lease for a distribution center located in Fontana, California. The lease is for a building with approximately 600,000 square feet and has a term that expires in December 2010. Our minimum lease obligations over the term of the lease are $13.9 million.

In March 2005, we amended our lease agreement for our corporate offices in Emeryville, California to extend the term of the lease from January 31, 2006 to March 31, 2016. The minimum lease obligations under the amended lease agreement are $20.0 million. This commitment is included in the above schedule.

Change in Results from Reported Earnings

On February 15, 2005 we reported our preliminary, unaudited results for fiscal 2004. These preliminary results differed slightly from the results included in this report on Form 10-K. Changes from the preliminary results are as follows:

•	Net sales increased $1.5 million to $640.3 million, due to the reduction of sales allowances;

•	Costs of goods sold decreased $0.7 million due to lower inventory reserves; and

•	Operating expenses decreased by $0.1 million due to changes in various expense accruals.

The three preceding factors caused a reduction of our 2004:

•	Loss from operations by $2.1 million from ($16.1) million to ($14.0) million;

•	Net loss by $1.5 million from ($8.0) million to ($6.5) million; and

•	Net loss per share by $0.02 per share from ($0.13) per share to ($0.11) per share.

Related Party Transactions

We are reporting the following related party transactions that involve Knowledge Universe, LLC and Lawrence J. Ellison, as we were a subsidiary of Knowledge Universe in 2002 and through April 2003. From April 2003 through April 2004, Lawrence J. Ellison and entities controlled by him, Michael R. Milken, Lowell J. Milken, and Knowledge Universe (which is controlled by Messrs. M. Milken, L. Milken and Ellison) and its affiliates owned a majority of our voting shares. From April 2004, we have been a subsidiary of Mollusk Holdings, LLC, an entity controlled by Lawrence J. Ellison, which owns a majority of our voting shares. In April 2004, Knowledge Universe, LLC changed its name to “KU LLC” and in October 2004, KU LLC changed its name to “Krest LLC.”

•	In 2004, 2003 and 2002 we purchased software products and support services from Oracle Corporation totaling $406,000, $569,000, and $280,000 respectively. As of December 31, 2004, Lawrence J. Ellison, the Chairman and Chief Executive Office of Oracle Corporation, may be deemed to have or share the power to direct the voting and disposition, and therefore to have beneficial ownership of approximately 16,750,000 shares of our Class B common stock, which represents approximately 54% of the combined voting power of our Class A common stock and Class B common stock. For more information, see “Risk Factors That May Affect Our Results and Stock Price—One stockholder controls a majority of our voting power as well as the composition of our board of directors.” Jeffrey Berg, a former member of our board of directors who resigned in February 2005, serves on the board of directors of Oracle Corporation.

•	In August 1999, we purchased a 19.9% ownership interest in Knowledge Kids Media Group, Inc., an affiliate of Krest LLC, for $2.0 million. Krest LLC indirectly owned 80.1% of Knowledge Kids Media

Group. Knowledge Kids Media Group owned substantially all of the voting power of Knowledge Kids Network, Inc. Sarina D. Simon, a member of our board of directors until June 2004, was Chief Executive Officer of Knowledge Kids Media Group and Knowledge Kids Network from January 1999 to June 2004. In 1999 and 2000, we wrote off our entire investment in Knowledge Kids Media Group. Knowledge Kids Media Group was dissolved in August 2004.

•	In March 2001, we entered into an agreement with Knowledge Kids Network, in which Knowledge Kids Network, an affiliate of Krest LLC, agreed to develop content and provide technical services in connection with LeapPad interactive books. We incurred no expenses in 2004, and in 2003 and 2002, we incurred $122,000 and $658,000, respectively, in expenses for services from Knowledge Kids Network. In June 2004, we entered into an asset purchase agreement with and purchased certain assets from Knowledge Kids Network and its wholly-owned subsidiary Kids and Family Edge LLC for a total purchase price of $300,000. We purchased the assets in order to obtain the contents of a children’s website developed by Knowledge Kids Network and to benefit from a contract giving us online advertising impressions.

•	In July 2002, we entered into a tax sharing agreement with Knowledge Universe, Inc., a Krest LLC affiliate, with respect to certain state tax matters. In accordance with the agreement, we were required to pay Knowledge Universe, Inc. amounts equal to what our liability would have been as a stand-alone taxpayer in 2002 and prior years. In the course of preparing the state income tax returns for 2003, it was determined that we were no longer a part of a unitary group with Knowledge Universe, Inc. for the entire year of 2003. The liabilities computed under the tax sharing agreement were $0 in 2004 and 2003, and $2.7 million in 2002. We are currently in a dispute with Knowledge Universe, Inc. relating to the settlement of certain amounts under the tax sharing agreement. We are claiming a refund of $635,000 in overpaid state taxes from Knowledge Universe, Inc. while Knowledge Universe, Inc. is claiming approximately $1.2 million for payment of tax attributes that were allocated to us under state tax law.

•	Affinity Squared, Inc., an affiliate of Krest LLC, provides health and welfare plan administration services to us. In 2004, 2003 and 2002, $65,000, $201,000 and $267,000 respectively, was incurred by us for services provided by Affinity Squared, Inc. Accounts payable to Affinity Squared, Inc. was $0, $14,000, and $26,000 at December 31, 2004, 2003 and 2002, respectively.

The law firm of Maron & Sandler served as our primary outside general counsel from August 1997 through July 2002. As of December 2004, they no longer provided legal services to us and are no longer the transfer agent for our Class B common stock. Stanley E. Maron, a member of our board of directors, is a partner of Maron & Sandler. In 2004, 2003 and 2002, we paid Maron & Sandler $9,000, $5,000 and $320,000, respectively, for legal services rendered to us. In addition, Mr. Maron and other attorneys of Maron & Sandler hold interests in an entity that holds non-voting units of a limited liability company that holds an equity interest in Krest LLC. These non-voting units amount to a less than 1% economic interest in Krest LLC.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or FASB, issued FAS No. 151, “Inventory Costs,” or FAS 151. FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and waste material (spoilage). The statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, the statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this standard to have any material impact on our results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. If we had applied the provisions of SFAS No. 123R to our consolidated financial statements for the period ending December 31, 2004, using the Black-Scholes model our net loss would have increased by approximately $6.9 million. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. We are currently evaluating these transition methods.

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

Sales of our platforms, related software and stand-alone products typically have grown in the periods following initial introduction, but we expect sales of specific products to decrease as they mature. For example, in 2004, we experienced a significant decrease in the net sales of our Classic LeapPad and My First LeapPad business in our U.S. Consumer segment compared to 2003. The introduction of new products and the enhancement and extension of existing products, through the introduction of additional software or by other means, are critical to our future sales growth. The successful development of new products and the enhancement and extension of our current products will require us to anticipate the needs and preferences of consumers and educators and to forecast market and technological trends accurately. Consumer preferences, and particularly children’s preferences, are continuously changing and are difficult to predict. In addition, educational curricula change as states adopt new standards. The development of new interactive learning products requires high levels of innovation and this process can be lengthy and costly. To remain competitive, we must continue to develop enhancements of our NearTouch and other technologies successfully, as well as successfully integrate third-party technology with our own. In Fall 2005, we plan to introduce a number of new platforms, stand-alone products and interactive books and other software for each of our three business segments, including our Fly pentop computer, which is targeted at an older age group of consumers than we have focused on in the past, and our Leapster L-MAX handheld for television-based learning. We cannot assure you that these products will be successful or that other products will be introduced or, if introduced, will be successful. The failure to enhance and extend our existing products or to develop and introduce new products that achieve and sustain market acceptance and produce acceptable margins would harm our business and operating results.

Our business is seasonal, and therefore our annual operating results depend, in large part, on sales relating to the brief holiday season.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, causing the substantial majority of our sales to retailers to occur during the third and fourth quarters. In 2004, approximately 76% of our total net sales occurred during this period. This percentage of total sales may increase as retailers become more efficient in their control of inventory levels through just-in-time inventory management systems. Generally, retailers time their orders so that suppliers like us will fill the orders closer to the time of purchase by consumers, thereby reducing their need to maintain larger on-hand inventories throughout the year to meet demand. While these techniques reduce retailers’ investments in their inventory, they increase pressure on suppliers to fill orders promptly and shift a significant portion of inventory risk and carrying costs to suppliers like us. The logistics of supplying more products within shorter time periods will increase the risk that we fail to meet tight shipping schedules, which could damage our relationships with retailers, increase our shipping costs or cause sales opportunities to be delayed or lost. For example, in the second half of 2004, we had operational difficulties related to our new U.S. distribution center, which had an adverse impact on our 2004 financial results. The seasonal pattern of sales in the retail channel requires significant use of our working capital to manufacture and carry inventory in anticipation of the holiday season, as well as early and accurate forecasting of holiday sales. Failure to predict accurately and respond appropriately to consumer demand on a timely basis to meet seasonal fluctuations, or any disruption of consumer buying habits during this key period, would harm our business and operating results.

Our quarterly operating results are susceptible to fluctuations that could cause our stock price to decline.

Historically, our quarterly operating results have fluctuated significantly. For example, our net income (loss) for the first, second, third and fourth quarters of 2004 was $(11.8) million, $(7.4) million, $20.2 million and $(7.5) million, respectively. Our net income (loss) for the first through fourth quarters of 2003 was $(1.0) million, $(3.9) million, $33.4 million and $44.2 million, respectively. We expect these fluctuations to continue for a number of reasons, including:

•	seasonal influences on our sales, such as the holiday shopping season and back-to-school purchasing;

•	the mix of higher and lower margin products purchased by our customers and consumers;

•	unpredictable consumer preferences and spending trends;

•	the need to increase inventories in advance of our primary selling season;

•	timing of new product introductions;

•	general economic conditions;

•	the availability and cost of components, materials and shipping services for our products;

•	the financial condition of our retail customers;

•	our ability to more efficiently manage our shipping and logistics operations;

•	the results of legal proceedings;

•	changes in our pricing policies, the pricing policies of our competitors and general pricing trends in consumer electronics and toy markets;

•	international sales volume and the mix of such sales among countries with similar or different holidays and school years than the United States;

•	the impact of strategic relationships;

•	the sales cycle to schools, which may be uneven, depending on budget constraints, the timing of purchases and other seasonal influences; and

•	the timing of orders by our customers and our ability to fulfill those orders in a timely manner, or at all.

For example, Toys “R” Us, one of our key customers, is currently undergoing an announced strategic evaluation and potential sale of some or all of its worldwide operations and assets that may affect its buying patterns, buying levels and number of total retail outlets. In turn, the effects of any change in orders from Toys “R” Us or other retailers could have a material effect on our quarterly operating results.

We expect that we will continue to incur losses during the first and second quarters of each year for the foreseeable future. If we fail to meet our projected net sales or other projected operating results, or if we fail to meet analysts’ or investors’ expectations, the market price of our Class A common stock could decrease.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our future financial results and our management may not be able to provide its report on the effectiveness of our internal controls as required by the Sarbanes-Oxley Act.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004, and this assessment identified material weaknesses in our internal control over financial reporting. Discussion of these weaknesses and our responsive measures are summarized in “Item 9A. Controls and Procedures” of this report. Although our independent auditors have issued an unqualified opinion on our 2004 financial statements and we have taken steps to correct the internal control deficiencies that resulted in these material weaknesses, the efficacy of the steps we have taken to date and the steps we are still in the process of taking to improve the reliability of our financial statements in the future are subject to continued management review supported by confirmation and testing by our internal auditors, as well as oversight by the audit committee of our board of directors. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or prevent us from accurately reporting our financial results or cause us to fail to meet our reporting obligations in the future. In addition, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. Insufficient internal controls could also cause investors to lose confidence in our reported financial information, which could result in the decrease of the market price of our Class A common stock.

Our rapid growth has presented significant challenges to our management systems and resources, particularly in our supply chain and information systems, and as a result we may experience difficulties managing our growth.

We have grown rapidly, both domestically and internationally. Our net sales were $314.2 million in 2001 and $640.3 million in 2004. During this period, the number of different products we offered at retail also increased significantly, and we have opened offices in Canada, France, Macau and Mexico. At December 31, 2001, we had 438 full-time employees and at March 9, 2005, we had 889 full-time employees. We are upgrading existing and implementing new operational information systems, including supply chain management systems. Further, in July 2004, we began consolidating multiple third-party distribution warehouses into a single distribution warehouse to handle our needs, and this warehouse is being operated by a new third-party logistics service provider. During the second half of 2004, we had significant difficulties operating our management systems and the new consolidated distribution center during our peak shipping season. This expansion has presented, and continues to present, significant challenges for our management systems and resources and has resulted in a significant adverse impact on our operating and financial results. If we fail to improve and maintain management systems and resources sufficient to keep pace with our business needs, our operating results could continue to suffer.

We depend on key personnel, and we may not be able to retain, hire and integrate sufficient qualified personnel to maintain and expand our business.

Our future success depends partly on the continued contribution of our key executives, technical, sales, marketing, manufacturing and administrative personnel. The loss of services of any of our key personnel could harm our business. The loss of the services of any of our officers or senior managers, or our inability to fill or delay in filling key positions, could disrupt operations in their respective departments and could cause our financial results to suffer. Recruiting and retaining skilled personnel is highly competitive. If we fail to retain, hire, train and integrate qualified employees and contractors, we will not be able to maintain and expand our business. In addition, several members of our senior management have been with us for less than one year, including our Chief Financial Officer, Chief Marketing Officer and Chief Information Officer, and we are currently searching for a new senior executive to be in charge of our supply chain. Any failure to integrate these senior officers into our business or to manage our expansion effectively could harm our business.

We currently rely, and expect to continue to rely, on our LeapPad family of platforms and related interactive books for a significant portion of our sales.

Our Classic LeapPad, LeapPad Plus Writing and Quantum LeapPad platforms, each of which is based on our NearTouch technology, together with interactive books related to those platforms that are generally compatible with any of those platforms, accounted for an aggregate of approximately 37% of our net sales in 2004. Our My First LeapPad platform and My First LeapPad interactive books accounted for an aggregate of approximately 9% of our net sales in 2004, and our Leapster learning system and its interactive software accounted for an aggregate of approximately 16% of our net sales in 2004. No other product line, together with any related software, accounted for more than approximately 10% of our net sales through 2004. A significant portion of our future sales will depend on the continued commercial success of our Classic LeapPad, LeapPad Plus Writing, Quantum LeapPad platforms and compatible interactive books, our My First LeapPad platforms and related interactive books, and our Leapster learning system and related interactive software. If the sales for our Classic LeapPad, LeapPad Plus Writing, Quantum LeapPad and My First LeapPad platforms and our Leapster learning system are below expected sales or if sales of their related interactive books do not grow as we anticipate, sales of our other products may not be able to compensate for these shortfalls and our overall sales would suffer.

If we are unable to compete effectively with existing or new competitors, our sales and market share could decline.

We currently compete primarily in the infant and toddler category, preschool category and electronic learning aids category of the U.S. toy industry and, to some degree, in the overall U.S. and international toy industry. Our SchoolHouse division competes in the U.S. supplemental educational materials market. Each of these markets is very competitive and we expect competition to increase in the future. For example, Mattel, Inc. sells under its Fisher-Price brand products called “PowerTouch” having functionality similar to that of our LeapPad and LittleTouch LeapPad platforms. Also, VTech Holdings Ltd. and Mattel under its Fisher-Price brand sell, V.Smile and InteracTV, respectively, which are television-based learning products that allow for video game-play similar to our Leapster learning system. We believe that we are beginning to compete, and will increasingly compete in the future, with makers of popular game platforms and smart mobile devices such as personal digital assistants. For example, we are beginning to cross over into their markets with products such as our Leapster handhelds, iQuest handheld and planned products, such as our Fly pentop computer. These companies are well situated to compete effectively in our primary markets. Many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to changes in consumer requirements or preferences or to new or emerging technologies. They may also devote greater resources to the development, promotion and sale of their products than we do. We cannot assure you that we will be able to compete effectively in our markets.

We rely on a limited number of manufacturers, virtually all of which are located in China, to produce our finished products, and our reputation and operating results could be harmed if they fail to produce quality products in a timely and cost-effective manner and in sufficient quantities.

We outsource substantially all of our finished goods assembly manufacturing to 19 Asian manufacturers, most of who manufacture our products at facilities in the Guangdong province in the southeastern region of China. In 2004, we initiated a supply chain management project to strengthen our finished goods production capabilities by expanding our operations in Asia and formalizing relationships with our third-party manufacturers. We depend on these manufacturers to produce sufficient volumes of our finished products in a timely fashion and at satisfactory quality and cost levels. We generally allow retailers and distributors to return or receive credit for defective or damaged products. If our manufacturers fail to produce quality finished products on time, at expected cost targets and in sufficient quantities due to capital shortages, late payments from us, political instability, labor shortages, health epidemics, intellectual property disputes, changes in international economic policies, natural disasters, energy shortages, terrorism or other disruptions to their businesses, our reputation and operating results would suffer. In addition, if our manufacturers decide to increase production for their other customers, they may be unable to manufacture sufficient quantities of our finished products and our business could be harmed.

Our business depends on three retailers that together accounted for approximately 64% of our net sales in 2004, and 86% of the U.S. Consumer segment sales, and our dependence upon a small group of retailers may increase.

Wal-Mart (including Sam’s Club), Toys “R” Us and Target accounted in the aggregate for approximately 64% of our net sales in 2004. In 2004, sales to Wal-Mart (including Sam’s Club), Toys “R” Us and Target accounted for approximately 28%, 23% and 13%, respectively, of our consolidated net sales. We expect that a small number of large retailers will continue to account for a significant majority of our sales and that our sales to these retailers may increase as a percentage of our total sales. In addition, if any of these retailers experience significant financial difficulty in the future or otherwise fails to satisfy their accounts payable, our allowance for doubtful accounts receivable could be insufficient. For example, at December 31, 2004, Wal-Mart (including Sam’s Club) accounted for approximately 30% of our accounts receivable, Toys “R” Us accounted for approximately 32% of our accounts receivable and Target accounted for approximately 14% of our accounts receivable. If any of these retailers reduce their purchases from us, change the terms on which we conduct business with them or experience a future downturn in their business, our business and operating results could be harmed.

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

Our international consumer business may not succeed and our future operating results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

We have limited experience with sales operations outside the United States. We began selling directly to retailers in Canada in June 2002, to retailers in France in July 2002, and to retailers in Mexico in September 2003, and we entered the German-speaking markets in Europe through our distributor, Stadlbauer Marketing + Vertrieb G.m.b.H., in Fall 2004. We derived approximately 24% of our net sales from outside the United States in 2004, 14% in 2003, and 10% in 2002. We intend to increase our international sales through additional overseas offices to develop further our direct sales efforts, distributor relationships and strategic relationships with companies with operations outside of the United States, such as Benesse Corporation in Japan. However, these and other efforts may not help increase sales of our products outside the United States. Our business is, and will increasingly be, subject to risks associated with conducting business internationally, including:

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

We launched our Education and Training Group in June 1999 to deliver classroom instructional programs to the pre-K through 8th grade school market and explore adult learning opportunities. To date the SchoolHouse division, which accounts for substantially all of the results of our Education and Training segment, has incurred cumulative operating losses. Sales from our SchoolHouse division’s curriculum-based products will depend principally on broadening market acceptance of those products, which in turn depends on a number of factors, including:

•	our ability to demonstrate to teachers and other key educational institution decision-makers the usefulness of our products to supplement traditional teaching practices;

•	the willingness of teachers, administrators, parents and students to use products in a classroom setting from a company that may be perceived as a toy manufacturer;

•	the effectiveness of our sales force;

•	our ability to generate recurring revenue from existing customers through various marketing channels; and

•	the availability of state and federal government funding to defray, subsidize or pay for the costs of our products which may be severely limited due to:

•	budget shortfalls currently faced by many states and the federal government;

•	reappropriation by states and the federal government for natural disaster relief; and

•	our ability to demonstrate that our products improve student achievement.

If we cannot continue to increase market acceptance of our SchoolHouse division’s supplemental educational products, the division may not be able to sustain its recent operating profits and our future sales could suffer. As of December 31, 2004, the net unamortized balance of our capitalized content development costs relating to our SchoolHouse division was $1.6 million. If the SchoolHouse division does not continue to achieve operating profits, we may have to write off some or all of the balance of these costs, which could significantly harm our operating results.

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

Upon receipt of this type of communication, we evaluate the validity and applicability of allegations of infringement of intellectual property rights to determine whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies or trademarks or other proprietary matters in or on our products. Any dispute or litigation regarding patents, copyrights, trademarks or other intellectual property rights, regardless of its outcome, may be costly and time-consuming, and may divert our management and key personnel from our business operations. If we, our distributors or our manufacturers are adjudged to be infringing the intellectual property rights of any third-party, we or they may be required to obtain a license to use those rights, which may not be obtainable on reasonable terms, if at all. We also may be subject to significant damages or injunctions against the development and sale of some or all of our products or against the use of a trademark or copyright in the sale of some or all of our products. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all the liability that could be imposed. We may presently be unaware of intellectual property rights of others that may cover some or all of our technology or products. We will continue to be subject to infringement claims as we increase the number and type of products we offer, as the number of products, services and competitors in our markets grow, as we enter new markets and as our products receive more attention and publicity. If we are not successful in defending these kinds of claims, it could require us to stop selling certain products and to pay damages.

Our intellectual property rights may not prevent our competitors from using our technologies or similar technologies to develop competing products, which could weaken our competitive position and harm our operating results.

Our success depends in large part on our proprietary technologies that are used in our learning platforms and related software, such as our LittleTouch LeapPad, My First LeapPad, Classic LeapPad, LeapPad Plus Writing, Quantum LeapPad and Leapster platforms, as well as our Explorer and Odyssey interactive globe series. Our proprietary technologies are also used in the products we are developing, such as our Fly pentop computer and L-MAX television-based learning system, both of which are scheduled to launch in Fall 2005. We rely, and plan to continue to rely, on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. The contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our intellectual property or deter independent third-party development of similar technologies. For example, we are aware that products very similar to some of ours have been produced by others in China, and we are seeking to enforce our rights. However, we may not be able to enforce our intellectual property rights, if any, in China or other countries where such product may be manufactured or sold. Monitoring the unauthorized use of our intellectual property is costly, and any dispute or other litigation, regardless of outcome, may be costly and time-consuming and may divert our management and key personnel from our business operations. The steps we have taken may not prevent unauthorized use of our intellectual property, particularly in foreign countries where we do not hold patents or trademarks or where the laws may not protect our intellectual property as fully as in the United States. Some of our products and product features have limited intellectual property protection, and, as a consequence, we may not have the legal right to prevent others from reverse engineering or otherwise copying and using these features in competitive products. For additional discussion of litigation related to the protection of our intellectual property, see “Item 3. Legal Proceedings.—LeapFrog Enterprises, Inc. v. Fisher-Price, Inc. and Mattel, Inc.” If we fail to protect or to enforce our intellectual property rights successfully, our rights could be diminished and our competitive position could suffer, which could harm our operating results.

We depend on our suppliers for our components and raw materials, and our production would be seriously harmed if these suppliers are not able to meet our demand and alternative sources are not available.

Some of the components used to make our products, including our application-specific integrated circuits, or ASICs, currently come from a single supplier. Additionally, the demand for some components such as liquid crystal displays, integrated circuits or other electronic components is volatile, which may lead to shortages. We have recently experienced longer lead times for the purchase of electronic components such as liquid crystal display touch screens, ASICs and memory chips. If our suppliers are unable to meet our demand for our components and raw materials and if we are unable to obtain an alternative source or if the price available from our current suppliers or an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products would be seriously harmed and our operating results would suffer.

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

Demand for our products depends on many factors such as consumer preferences, including children’s preferences, and the introduction or adoption of new hardware platforms for interactive educational products and related content, and can be difficult to forecast. Demand for our products may remain stagnant or decrease. We expect that it will become more difficult to forecast demand for specific products as we introduce and support additional products, enter additional markets and as competition in our markets intensifies. If we misjudge the demand for our products, we could face the following problems in our operations, each of which could harm our operating results:

•	If our forecasts of demand are too high, we may accumulate excess inventories of components and finished products, which could lead to markdown allowances or write-offs affecting some or all of such excess inventories. We may also have to adjust the prices of our existing products to reduce such excess inventories. For example, in 2004 inventory provisions of $14.6 million were recorded for obsolete and defective inventory of raw materials and discontinued finished goods. The increase in reserves was due, at least in part, to significantly lower sales in the fourth quarter versus expectations for products to be discontinued in 2005.

•	If demand for our platform products are not accompanied by demand for related software products, our gross margins would suffer and our operating results would be adversely affected.

•	If demand for specific products increases beyond what we forecast, our suppliers and third-party manufacturers may not be able to increase production rapidly enough to meet the demand. Our failure to meet market demand would lead to missed opportunities to increase our base of users, damage our relationships with retailers and harm our business.

•	Rapid increases in production levels to meet unanticipated demand could result in increased manufacturing errors, as well as higher component, manufacturing and shipping costs, including increased air-freight, all of which could reduce our profit margins and harm our relationships with retailers and consumers.

Our products are shipped from China and any disruption of shipping could harm our business.

We rely on four contract ocean carriers to ship virtually all of the products that we import to our primary distribution centers in California through the Long Beach, California port. Retailers that take delivery of our products in China rely on a variety of carriers to import those products. Any disruption or slowdown of service on importation of products caused by health epidemic-related issues, labor disputes, terrorism, international incidents, quarantines, lack of available shipping containers or otherwise could significantly harm our business and reputation. For example, in 2002, a key collective bargaining agreement between the Pacific Maritime Association and the International Longshore and Warehouse Union affecting shipping of products to the Western United States, including our products, expired and, after a temporary extension, resulted in an eleven-day cessation of work at West Coast docks. This cessation of work cost us approximately $3.0 million in additional freight expenses. In addition, in July 2004, independent truck drivers went on strike causing slowdowns in container transport to and from ports across the United States. Although these disputes have been resolved, other disputes may arise or additional security measures may be enacted in regards to shipping and shipping containers, which may cause delays in the delivery of our products and significantly harm our business and reputation.

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

Our U.S. distribution centers, including our new distribution center in Fontana, California, our Los Gatos, California engineering office and our corporate headquarters are located in California near major earthquake faults that have experienced earthquakes in the past. An earthquake or other natural disasters could disrupt our operations. Additionally, the loss of electric power, such as the temporary loss of power caused by power shortages in the grid servicing our facilities in California, could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could impair our distribution of products, damage inventory, interrupt critical functions or otherwise affect our business negatively, harming our operating results. Our existing earthquake insurance relating to our distribution center may be insufficient and does not cover any of our other operations. If the facilities of our third-party finished goods or component manufacturers are affected by earthquakes, power shortages, floods, monsoons, terrorism or other events outside of our control, our business could suffer.

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

Holders of our Class A common stock will not be able to affect the outcome of any stockholder vote. Our Class A common stock entitles its holders to one vote per share, and our Class B common stock entitles its holders to ten votes per share on all matters submitted to a vote of our stockholders. As of December 31, 2004, Lawrence J. Ellison and entities controlled by him beneficially owned approximately 16.8 million shares of our Class B common stock, which represents approximately 54% of the combined voting power of our Class A common stock and Class B common stock. As a result, Mr. Ellison controls all stockholder voting power, including with respect to:

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

Provisions in our charter documents, Delaware law and our credit facility agreement may delay or prevent an acquisition of our company, which could decrease the value of our Class A common stock.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it harder for a third-party to acquire us without the consent of our board of directors. These provisions include limitations on actions by our stockholders by written consent and the voting power associated with our Class B common stock. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used by our board of directors to effect a rights plan or “poison pill” that could dilute the stock ownership of a potential hostile acquirer and may have the effect of delaying, discouraging or preventing an acquisition of our company. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding voting stock. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders. In addition, under the terms of our credit agreement for our unsecured senior credit facility, we may need to seek the written consent of the bank issuing the credit facility if the acquisition of our company does not meet one of the enumerated exceptions set forth in the credit agreement. Obtaining the bank’s written consent may delay an acquisition of our company.

Our stockholders may experience significant additional dilution upon the exercise of options or issuance of stock awards.

As of December 31, 2004 there were outstanding under our equity incentive plans options to purchase a total of approximately 6.8 million shares of Class A common stock. Contemporaneous with our July 2002 initial public offering, we registered approximately 17.4 million shares of Class A common stock issuable under our equity incentive plans, which include the shares issuable upon exercise of all of our options outstanding as of the date of our initial public offering as well as options to be granted in the future. In addition, in June 2004 our stockholders approved an amendment to our 2002 Equity Incentive Plan that increased the number of shares of our Class A common stock available for issuance under the plan by 2,500,000 shares and to implement a performance-based stock award program. To the extent we issue shares upon the exercise of any of options, performance-based stock award grants or pursuant to other equity incentive awards issued under our 2002 Equity Incentive Plan, investors in our Class A common stock will experience additional dilution.

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

Beginning in the first quarter of 2004, we began managing our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements. In 2004, foreign currency exchange transaction impact was minimal, as compared to a foreign currency exchange gain of approximately $2.0 million and $1.0 million in 2003 and 2002, respectively.

Cash equivalents and short-term investments are presented at fair value on our balance sheets. We invest our excess cash in accordance with our investment policy. At December 31, 2004 and December 31, 2003, our cash was invested primarily in municipal auction rate securities, money market funds, short-term fixed income municipal securities and auction preferred securities. Any adverse changes in interest rates or securities prices may harm the valuation of our short-term investments and operating results.

We are exposed to market risk from changes in interest rates on our outstanding bank debt. The level of a certain financial ratio maintained by us determines interest rates we pay on borrowings. The interest rate will be between prime and prime plus 0.25% or LIBOR plus 1.25% and LIBOR plus 2.00%. Prime rate is the rate publicly announced by Bank of America as its prime rate The interest cost of our bank debt is affected by changes in either prime rates or LIBOR. Any adverse changes could harm our operating results. We had no outstanding debt at December 31, 2004 and December 31, 2003.

Item 8. Financial Statements and Supplementary Data.

See “Index to Consolidated Financial Statements” at page F-1 below.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Attached as exhibits to this Form 10-K are certifications of LeapFrog’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures or disclosure controls. This controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this report. In the course of the controls evaluation, we reviewed identified data errors and control problems and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K.

Based upon the controls evaluation, our CEO and CFO have concluded that, as a result of the matters discussed below with respect to our internal control over financial reporting, our disclosure controls as of December 31, 2004 were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company.

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors.

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management assessed our internal control over financial reporting as of December 31, 2004, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

An internal control material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Based on management’s assessment of our internal control over financial reporting as of December 31, 2004, we have identified the following material weaknesses in our internal control over financial reporting.

In the area of revenue and accounts receivable, we identified the following insufficient controls which we believe constitute a material weakness in the aggregate.

•	Lack of segregation of duties between our accounts receivable and order entry staff and possession by those persons of broad access to our revenue and accounts receivable information technology systems, including access to system areas controlling revenue recordation, cash application, credit memo issuance, credit authorization, invoice pricing and collections.

•	Lack of effective controls over our receivables credit memo review and approval process to monitor compliance with existing policies and procedures related to authorization of credit memos to our customers.

•	Lack of consistent and timely reconciliation and review processes related to sales discounts and allowances, shipment and invoicing, and cash receipts.

•	Inadequate staffing to determine that internal controls over reconciliations, review of account balances and closing procedures are performed consistently and on a timely basis.

In the area of cost of goods sold and inventory, we identified the following insufficient controls which we believe constitute a material weakness in the aggregate.

•	Lack of segregation of duties between our inventory and purchasing staff and possession by those persons of broad access to our information technology systems, including access to system areas controlling the set-up of new vendors, the creation of purchase orders, and our inventory purchasing and receiving functions.

•	Inadequate preparation and review of reconciliations of physical inventory results to inventory ledgers and related cost of goods sold accruals.

•	Inconsistent use of standard recordkeeping systems and formats to record and report inventory transactions.

•	Inadequate control procedures to determine that work-in-process inventories are correctly summarized, estimated and recorded.

•	Insufficient communication procedures between our accounts payable and operations staff regarding returns of inventory back to our vendors.

•	Inadequate input and review controls over changes to bills of materials and work orders.

•	Inadequate review of purchase price and production variances included in inventories and cost of sales.

•	Inadequate staffing to ensure that internal controls over reconciliations, review of account balances and closing procedures are performed consistently and on a timely basis.

In the area of information technology controls, we identified the following insufficient controls which we believe constitute a material weakness in the aggregate.

•	Ineffective logical access and change management controls related to information technology systems, data and programs that are used to monitor, record and transfer information. These controls relate to the purchase of materials and components used to manufacture and assemble our products, the manufacture and assembly of our products, the distribution, invoicing and sale of our products and the remittance of payments by our vendors, our customers and ourselves related to these activities.

•	Pervasive inadequacies in enterprise resource planning, or ERP, application controls related to appropriate assignment of functions and segregation of duties, which allowed employees to access system programs and data or initiate transactions inconsistent with their assigned duties. Our ERP systems contain design deficiencies that do not adequately segregate and control access, and lack sufficient human oversight over the assignment of system access and authorities.

•	Lack of appropriate training of personnel throughout the organization causing system users to be less effective due to insufficient understanding of the systems they manage and depend upon.

Because of the material weaknesses described in the preceding paragraphs, our management believes that, as of December 31, 2004, our internal control over financial reporting was not effective based on the COSO criteria.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is included below.

Completed and Planned Remediation Actions to Address Internal Control Weaknesses

Management believes that actions that we have taken since December 31, 2004 and actions that will be taken in 2005, along with other improvements yet to be formally identified, will address the material weaknesses in our internal control over financial reporting noted above. Some of these remediation actions are discussed below.

In relation to the material weakness in the area of revenue and accounts receivable, we have taken or plan to take the following actions in 2005:

•	Manual detective controls have been put in place in advance of systems controls to confirm the population of credit memos are appropriately authorized.

•	Manual detective controls are being put in place in advance of systems controls to ensure all revenue transactions are valid and properly supported.

•	Manual detective controls have been put in place to confirm that adjustments to prices reflected on invoices that we issue to our customers that have been properly approved.

•	Duties will be segregated in the accounts receivable area between persons who have control over credit and persons who have control over billing, and systems will be implemented that will allow our personnel access only to those system areas to which they require access in the normal execution of their duties.

•	A layer of automated controls will be applied to existing and future information technology systems that will physically limit and restrict the ability of system users to enter, change, and view data within the system, and that will track and provide a detailed history of changes to key elements of the data.

In relation to the material weakness in the area of cost of goods sold and inventory, we plan to take the following actions in 2005:

•	Supply chain leadership will be upgraded through the addition of a senior executive with overall responsibilities for the function. A formal search is underway.

•	Accounting capabilities will be strengthened through improved additional staffing and training.

•	Corporate ERP systems will be redesigned and implemented to confirm the proper, necessary and appropriate levels and breadth of access and control to functional areas of our systems.

•	Quarterly test counts of physical inventories will be conducted and appropriately reviewed and documented.

•	Reconciliations of physical inventory results to inventory ledgers and related cost of goods sold accruals will be properly reviewed and documented.

•	Estimations of work-in-process inventories will be adequately supported and properly reviewed.

•	Variances from standards will be separately tested and reviewed for reasonableness in relation to calculated amounts to ensure the general ledger balances are reasonable based on these calculations.

•	A formal return-to-vendor policy will be put in place to confirm that systems appropriately reflect returns of inventory back to our vendors.

•	Bill of material maintenance processes and work order processes will be changed to ensure accurate relief of inventory.

•	Duties will be segregated between our inventory and purchasing staff to prevent our personnel from having inappropriate access to system areas controlling the set-up of new vendors, the creation of purchase orders and access to our inventory purchasing and receiving functions. In addition, software controls will be applied to our existing and future ERP systems to adequately enforce this segregation.

In relation to the material weakness in the area of information technology controls, we plan to take the following actions in 2005:

•	Our new Chief Information Officer will develop a comprehensive information technology system strategy that is in line with and supports our business strategy and our need for appropriate processes and policies related to internal controls.

•	Corporate ERP systems will be re-designed and implemented to properly align these systems with corporate business objectives. The re-design will be intended to ensure that these systems properly enable and support our corporate business objectives and include appropriate levels of control and security.

•	The number of different software vendors and information system architectures that constitute our current ERP systems will be reduced in order to decrease complexity and increase the uniformity, usability, reliability, efficiency, security and effectiveness of these systems.

•	System end users will be formally identified and trained in the proper set-up, testing and use of the corporate ERP systems, in order to establish functional accountability and responsibility for corporate ERP systems within a core of educated and responsible end users across our company.

•	Proper controls for our ERP systems will be implemented and documented that limit access to system functions consistent with appropriately segregated duties of our financial and operation staff in the normal execution of their respective duties.

•	Information technology functional capabilities will be upgraded or added to establish stronger communication and planning between the information technology department and the functional teams within the company that use the systems in order to provide decision makers with accurate, timely, and appropriate information required for them to make proper business decisions.

•	Information technology department processes will be established, documented, and enforced to ensure that all information system initiatives, including upgrades, patches and bug fixes, are appropriately prioritized, approved, documented and reported.

Inherent Limitations on Effectiveness of Controls

LeapFrog’s management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The discussion above under “Completed and Planned Remediation Actions to Address Internal Control Weaknesses” describes a number of changes we have made since December 31, 2004 that we believe have materially improved our internal control over financial reporting, as well as other improvements that we plan to make in 2005.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LeapFrog Enterprises, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that LeapFrog Enterprises, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the three material weaknesses identified in management’s assessment and described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LeapFrog Enterprises, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following three material weaknesses have been identified and included in management’s assessment:

1.	In the area of revenue and accounts receivable, the following insufficient controls were identified which management believes constitute a material weakness in the aggregate:

•	Lack of segregation of duties between accounts receivable and order entry staff and possession by those persons of broad access to revenue and accounts receivable information technology systems, including access to system areas controlling revenue recordation, cash application, credit memo issuance, credit authorization, invoice pricing and collections.

•	Lack of effective controls over receivables credit memo review and approval process to monitor compliance with existing policies and procedures related to authorization of credit memos to customers.

•	Lack of consistent and timely reconciliation and review processes related to sales discounts and allowances, shipment and invoicing, and cash receipts.

•	Inadequate staffing to determine that internal controls over reconciliations, review of account balances and closing procedures are performed consistently or on a timely basis.

2.	In the area of cost of goods sold and inventory, the following insufficient controls were identified which management believes constitute a material weakness in the aggregate:

•	Lack of segregation of duties between inventory and purchasing staff and possession by those persons of broad access to systems, including access to system areas controlling the set-up of new vendors, the creation of purchase orders, and inventory purchasing and receiving functions.

•	Inadequate preparation and review of reconciliations of physical inventory results to inventory ledgers and related cost of goods sold related accruals.

•	Inconsistent use of standard recordkeeping systems and formats to record and report inventory transactions.

•	Inadequate control procedures to determine that work-in-process inventories are correctly summarized, estimated and recorded.

•	Insufficient communication procedures between accounts payable and operations staff regarding returns of inventory back to vendors.

•	Inadequate input and review controls over changes to bills of materials and work orders.

•	Inadequate review of purchase price and production variances included in inventories and cost of sales.

•	Inadequate staffing to ensure that internal controls over reconciliations, review of account balances and closing procedures are performed consistently and on a timely basis.

3.	In the area of information technology controls, the following insufficient controls were identified which management believes constitute a material weakness in the aggregate:

•	Ineffective logical access and change management controls related to information technology systems, data and programs that are used to monitor, record and transfer information. These controls relate to the purchase of materials and components used to manufacture and assemble products, the manufacture and assembly of products, the distribution, invoicing and sale of products and the remittance of payments by vendors, customers and LeapFrog Enterprises, Inc. related to these activities.

•	Pervasive inadequacies in enterprise resource planning, or ERP, application controls related to appropriate assignment of functions and segregation of duties, which allowed employees to access system programs and data or initiate transactions inconsistent with their assigned duties. The ERP systems contain design deficiencies that do not adequately segregate and control access, and lack sufficient human oversight over the assignment of system access and authorities.

•	Lack of appropriate training of personnel throughout the organization causing system users to be less effective due to insufficient understanding of the systems they manage and depend upon.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 25, 2005 on those financial statements.

In our opinion, management’s assessment that LeapFrog Enterprises, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, LeapFrog Enterprises, Inc has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

/s/ Ernst & Young LLP

San Francisco, California

March 25, 2005

Item 9B. Other Information.

None

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive proxy statement relating to our 2005 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Form 10-K as our 2005 Proxy Statement, no later than April 30, 2005, and certain information to be included in this our 2004 Proxy Statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

The information regarding Directors and Executive Officers appearing under the heading “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2005 Proxy Statement is incorporated by reference. The information under the heading “Executive Officers of the Registrant” in Item 1 of this Form 10-K is also incorporated by reference in this section.

In April 2004, our Board of Directors adopted the LeapFrog Finance Code of Business Conduct and Ethics which applies to all of our employees and directors, including our Chief Executive Officer, Chief Financial Officer, who is our principal financial officer, and our Controller, who is our principal accounting officer. The text of this code of ethics is posted in the corporate governance section of our website located at www.leapfroginvestor.com. To date, there have been no waivers under our Code of Business Conduct and Ethics. We will post any waivers, if and when granted, of our Code of Business Conduct and Ethics in the corporate governance section of our website located at www.leapfroginvestor.com.

On July 7, 2004, we filed with the NYSE the Annual CEO Certification regarding LeapFrog’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual. In addition, we are filing as exhibits to this annual report, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.

Item 11. Executive Compensation

The information appearing under the headings “Compensation of Directors,” “Executive Compensation,” “Employment Agreements,” and “Compensation Committee Interlocks and Insider Participation” in the 2005 Proxy Statement is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in our 2005 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference.

Equity Compensation Plan Information

The following table shows certain information concerning our Class A common stock to be issued in connection with our equity compensation plans as of December 31, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, awards, warrants and rights (a)(1)		Weighted-average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(1)
Equity compensation plans approved by security holders	7,076	(2)	$16.77	5,939	(3)
Equity compensation plans not approved by security holders	—		—	—

TOTAL	7,076		$16.77	5,939

(1)	In thousands.

(2)	Includes 249 performance based stock awards granted under our 2002 Equity Incentive Plan, which may be issued if certain performance measures are met. Currently none of the awards are vested.

(3)	Includes 1,723 shares reserved for issuance under our 2002 Employee Stock Purchase Plan.

For a discussion of our equity compensation plans, see “Note 17. Stockholders’ Equity” in the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.

Item 13. Certain Relationships and Related Transactions

The information appearing in our 2005 Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information appearing in our 2005 Proxy Statement under the heading “Independent Auditor Fee Information” is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

LEAPFROG ENTERPRISES, INC.

By:	/s/ WILLIAM B. CHIASSON
William B. Chiasson
Chief Financial Officer and Principal Financial Officer

Date: March 28, 2005

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Thomas J. Kalinske and William B. Chiasson, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ THOMAS J. KALINSKE Thomas J. Kalinske	Chief Executive Officer (Principal Executive Officer) and Director	March 28, 2005

/s/ WILLIAM B. CHIASSON William B. Chiasson	Chief Financial Officer (Principal Financial Officer)	March 28, 2005

/s/ DAWN M. ALBERY Dawn M. Albery	Vice President, Controller and Principal Accounting Officer	March 28, 2005

/s/ STEVEN B. FINK Steven B. Fink	Chairman and Director	March 28, 2005

/s/ PAUL A. RIOUX Paul A. Rioux	Vice Chairman and Director	March 28, 2005

/s/ JEROME J. PEREZ Jerome J. Perez	President and Director	March 28, 2005

/s/ STANLEY E. MARON Stanley E. Maron	Director	March 28, 2005

Signatures	Title	Date

/s/ E. STANTON MCKEE E. Stanton McKee	Director	March 28, 2005

/s/ BARRY MUNITZ Barry Munitz	Director	March 28, 2005

/s/ STEWART A. RESNICK Stewart A. Resnick	Director	March 28, 2005

Appendix A

Schedule II - Valuation and Qualifying Accounts and Allowances

(In thousands)

	Balance at Beginning of Year	Additions Charged to Operations		Net Deductions	Balance at End of Year
Allowances for accounts receivable
Year ended December 31, 2002	2,689	(187)		1,519	983
Year ended December 31, 2003	983	742	(a)	105	1,620
Year ended December 31, 2004	1,620	3,228	(b)	2,329	2,519

Allowance for inventory
Year ended December 31, 2002	6,346	2,005		2,999	5,352
Year ended December 31, 2003	5,352	41		2,096	3,297
Year ended December 31, 2004	3,297	14,634	(c)	577	17,354

In the third quarter of 2004, we changed our disclosure of receivable allowances to include only allowances for doubtful accounts to better conform to the prevailing practice in our industry. Our other receivable allowances: allowances for product returns, charge backs, defective products and promotional markdowns totaled $45.5 million at December 31, 2004 and $25.4 million at December 31, 2003. These amounts are now treated as reductions of gross accounts receivable. All prior period financial statements have been adjusted to conform to the current period’s presentation.

(a)	Increase in reserve primarily due to a provision made for a customer that filed Chapter 11 bankruptcy.

(b)	Increase in reserve primarily due to initial and additional provisions made for one retailer and one distributor in financial distress.

(c)	Inventory reserves were increased by $14.6 million due to obsolete and defective inventory of raw materials and discontinued finished goods. The increase in reserves was due, at least in part, to significantly lower sales in the fourth quarter versus expectation for products to be discontinued in 2005.

LEAPFROG ENTERPRISES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

LeapFrog Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of LeapFrog Enterprises, Inc. (the “Company”), as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule for the three years in the period ended December 31, 2004 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LeapFrog Enterprises, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LeapFrog Enterprises, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

San Francisco, California

March 25, 2005

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$60,559	$45,319
Short-term investments	28,188	67,284
Restricted Cash	8,418	—
Accounts receivable, net of allowances of $2,519 and $1,620 at December 31, 2004 and 2003, respectively	228,187	280,072
Inventories, net	131,189	90,897
Prepaid expenses and other current assets	13,321	10,090
Deferred income taxes	25,009	11,735

Total current assets	494,871	505,397
Property and equipment, net	24,807	20,547
Other assets	3,987	1,048
Deferred income taxes	6,633	619
Intangible assets, net	29,496	25,048

Total assets	$559,794	$552,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,811	$86,161
Accrued liabilities	53,868	44,634
Deferred revenue	364	1,417
Income taxes payable	6,951	4,729

Total current liabilities	123,994	136,941

Deferred rent and other long-term liabilities	1,300	572
Commitments and contingencies
Stockholders’ equity:
Class A common stock, par value $0.0001; 139,500 shares authorized; shares issued and outstanding: 33,415 and 31,273 at December 31, 2004 and 2003, respectively	3	3
Class B common stock, par value $0.0001; 40,500 shares authorized; 27,614 and 27,883 shares issued and outstanding at December 31, 2004 and 2003, respectively.	3	3
Additional paid-in capital	318,796	294,976
Deferred compensation	(2,000)	(2,492)
Accumulated other comprehensive income	2,398	828
Retained earnings	115,300	121,828

Total stockholders’ equity	434,500	415,146

Total liabilities and stockholders’ equity	$559,794	$552,659

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Net sales	$640,289	$680,012	$531,772
Cost of sales	381,244	339,868	261,731

Gross profit	259,045	340,144	270,041
Operating expenses:
Selling, general and administrative	120,810	91,619	80,915
Research and development	60,997	57,605	54,405
Advertising	83,263	73,765	56,722
Depreciation and amortization	7,958	7,697	6,648

Total operating expenses	273,028	230,686	198,690

(Loss) Income from operations	(13,983)	109,458	71,351
Interest expense	(15)	(10)	(823)
Interest income	1,717	1,191	694
Other (expense) income, net	(176)	4,656	1,051

(Loss) income before income taxes	(12,457)	115,295	72,273
(Benefit) Provision for income taxes	(5,929)	42,620	28,829

Net income (loss)	$(6,528)	$72,675	$43,444

Net income (loss) per common share:
Basic	$(0.11)	$1.27	$1.09
Diluted	$(0.11)	$1.20	$0.86
Shares used in calculating net income (loss) per common share:
Basic	59,976	57,246	39,695
Diluted	59,976	60,548	50,744

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Deferred Compen- sation	Notes Receivable from Stockholders	Accumu- lated Other Comprehen- sive (Loss)/ Income	Retained Earnings (Accumu- lated Deficit)	Total Stock- holder’s Equity
Balances at December 31, 2001	$—	$3	$(550)	$74,308	$(2,560)	$(4,073)	$11	$5,709	$72,848
Amortization of deferred compensation	—	—	—	—	1,752	—	—		1,752
Deferred compensation	—	—	—	5,034	(5,034)	—	—	—	—
Reversal of deferred compensation due to employee termination	—	—	—	(920)	920	—	—	—	—
Class A common stock issued upon exercise of stock options and warrants (470 shares)	1	—	—	1,821	—	—	—	—	1,822
Class A common stock issued in exchange for notes receivable (66 shares)	—	—	—	292	—	(292)	—	—	—
Public offering of Class A common stock, net of offering costs (9,960 shares)	1	—	—	115,115	—	—	—	—	115,116
Issuance of stock options to nonemployees and notes receivable	—	—	—	349	—	—	—	—	349
Warrants issued in exchange for services rendered	—	—	—	142	—	—	—	—	142
Conversion of stock appreciation rights to non-qualified stock options	—	—	—	2,382	—	—	—	—	2,382
Conversion of Series A preferred stock to Class A common stock (2,000 shares)	—	—	—	24,139	—	—	—	—	24,139
Class B common stock issued upon exercise of warrants (8,191 shares)	—	1	—	—	—	—	—	—	1
Tax benefit of stock option exercises	—	—	—	4,908	—	—	—	—	4,908
Repayments of notes receivable from stockholders	—	—	—	—	—	1,741	—	—	1,741
Retirement of treasury stock (232 shares)	—	—	550	(550)	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	43,444	43,444
Cumulative translation adjustment	—	—	—	—	—	—	154	—	154

Total comprehensive income	—	—	—	—	—	—	—	—	43,598

Balances at December 31, 2002	2	4	—	227,020	(4,922)	(2,624)	165	49,153	268,798
Amortization of deferred compensation	—	—	—	—	2,203	—	—		2,203
Deferred compensation	—	—	—	127	(127)	—	—	—	—
Reversal of deferred compensation due to employee termination	—	—	—	(354)	354	—	—	—	—
Repayments of notes receivable from stockholders	—	—	—	—	—	2,624	—	—	2,624
Class A common stock issued upon exercise of stock option and employee purchase plan (4,777 shares)	—	—	—	27,960	—	—	—	—	27,960
Issuance of stock options to nonemployees	—	—	—	1,093	—	—	—	—	1,093
Tax benefit of stock option exercises and other	—	—	—	39,130	—	—	—	—	39,130
Conversion of Class B to Class A shares (10,796 shares)	1	(1)	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	72,675	72,675
Cumulative translation adjustment	—	—	—	—	—	—	663	—	663

Total comprehensive income	—	—	—	—	—	—	—	—	73,338

Balances at December 31, 2003	3	3	—	294,976	(2,492)	—	828	121,828	415,146
Amortization of deferred compensation	—	—	—	—	1,691	—	—		1,691
Deferred compensation	—	—	—	1,523	(1,523)	—	—	—	—
Reversal of deferred compensation due to employee termination	—	—	—	(324)	324	—	—	—	—
Class A common stock issued upon exercise of stock option and employee purchase plan (1,759 shares)	—	—	—	13,016	—	—	—	—	13,016
Issuance of stock awards to employees (115 shares)	—	—	—	—	—	—	—	—	—
Issuance of stock options to nonemployees	—	—	—	426	—	—	—	—	426
Tax benefit of stock option exercises and other	—	—	—	9,179	—	—	—	—	9,179
Conversion of Class B to Class A shares (269 shares)	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	(6,528)	(6,528)
Cumulative translation adjustment	—	—	—	—	—	—	1,570	—	1,570

Total comprehensive income	—	—	—	—	—	—	—	—	(4,958)

Balances at December 31, 2004	$3	$3	$—	$318,796	$(2,000)	$—	$2,398	$115,300	$434,500

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Net income/(loss)	$(6,528)	$72,675	$43,444
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	16,186	15,481	11,274
Amortization	1,872	1,144	630
Unrealized foreign exchange gain	(5,029)	—	—
Loss on disposal of property and equipment	141	21	176
Loss on sale of investment with related party	—	19	—
Provision for doubtful accounts	3,225	742	(187)
Deferred income taxes	(19,252)	5,177	(11,263)
Deferred rent	727	22	305
Deferred revenue	(1,053)	(1,589)	756
Amortization of deferred compensation	1,691	2,203	1,752
Conversion of stock appreciation rights to non-statutory stock options	—	—	1,341
Stock option compensation related to nonemployees and non recourse notes receivable	426	1,093	349
Tax benefit from exercise of stock options and other	9,179	39,130	4,908
Amortization of investment premium	192	142	—
Other changes in operating assets and liabilities:
Accounts receivable	52,445	(112,864)	(53,984)
Inventories	(38,488)	(6,437)	(38,357)
Prepaid expenses and other current assets	(3,172)	(4,305)	(2,007)
Notes receivable due from related parties	—	595	94
Other assets	801	(764)	(136)
Accounts payable	(23,667)	27,317	24,433
Accrued liabilities	8,736	4,101	26,744
Income taxes payable	1,668	(17,103)	12,198

Net cash provided by operating activities	100	26,800	22,470

Investing activities:
Purchases of property and equipment	(20,546)	(15,810)	(14,832)
Purchase of intangible assets	(6,320)	(3,000)	(250)
Purchases of short-term investments	(260,467)	(171,051)	(9,900)
Sale of short-term investments	287,216	113,525	—
Sale of investment in related party	—	181	—

Net cash used in investing activities	(117)	(76,155)	(24,982)

Financing activities:
Borrowings under credit agreement	—	—	182,000
Repayments under credit agreement	—	—	(243,163)
Proceeds from the payment of notes receivable from stockholders	—	2,624	1,741
Proceeds from the issuance of common stock	—	—	115,116
Proceeds from the exercise of stock options and employee stock purchase plan	13,016	27,960	1,822

Net cash provided by financing activities	13,016	30,584	57,516

Effect of exchange rate changes on cash	2,241	663	154

Increase (decrease) in cash and cash equivalents	15,240	(18,108)	55,158
Cash and cash equivalents at beginning of period	45,319	63,427	8,269

Cash and cash equivalents at end of period	$60,559	$45,319	$63,427

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$2,111	$15,716	$23,476
Interest	$—	$—	$1,163
Noncash investing and financing activities:
Issuance of restricted stock to employees	$1,523	$—	$—
Amount payable related to technology license	$1,000	$—	$—
Common stock issued in exchange for notes receivable	$—	$—	$292
Issuance of warrant for services rendered and previously accrued	$—	$—	$142
Issuance of stock options related to conversion of stock appreciation rights	$—	$—	$1,041
Issuance of Class A common stock related to conversion of redeemable convertible
Series A preferred stock	$—	$—	$24,139

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

1.	Description of Business

LeapFrog Enterprises, Inc. (the “Company”), formerly known as Knowledge Kids Enterprises, Inc., is a designer, developer and marketer of technology-based educational products and related proprietary content, dedicated to making learning effective and engaging. The Company currently designs its products to help infants and toddlers through high school students learn age- and skill-appropriate subject matter, including phonics, reading, writing, math, spelling, science, geography, history and music. The Company’s product line includes: (1) learning platforms, which are portable hardware devices, (2) educational software-based content, such as interactive books and cartridges, specifically designed for use with the Company’s learning platforms and (3) stand-alone educational products. The Company’s products are sold throughout the United States primarily by national and regional mass-market and specialty retailers, and, to a lesser extent, into international markets and to U.S. schools.

Based on voting control, the Company was a subsidiary of Knowledge Universe, LLC until April 2003, and from April 2004, the Company was a subsidiary of Mollusk Holdings, LLC.

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

Revenue Recognition

The Company recognizes revenue upon shipment of its products, provided that there are no significant post-delivery obligations to the customer and collection is reasonably assured. The Company provides for discounts, sales returns and allowances, including allowances for defective returns. Sales allowances may vary as a percentage of gross sales due to changes in the Company’s product mix, defective product allowances or other sales allowances. Sales returns and allowances were $136,441, $88,450 and $62,418 for the years ended December 31, 2004, 2003 and 2002, respectively. Actual amounts for returns and allowances may differ from the Company’s estimates and such differences could be material to the consolidated financial statements.

The revenue and related cost for the Company’s products whose sole purpose is Internet connectivity, principally the Mind Station connector, which has generally been packaged with other products, is recognized over a period of 12 to 18 months, based on an estimated period of use of the product. If the Company changes its estimate of the period of use, revisions to the revenue recognition may be required. The Company also defers revenue on SchoolHouse training until performed and on subscriptions until earned. At December 31, 2004 and 2003, and 2002, the Company had deferred revenue and related cost of $364, $1,416 and $3,006, respectively. In the year ended December 31, 2004 and 2003, and 2002, previously deferred revenue totaling $1,851, $3,163 and $2,302, respectively, was recognized.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Allowances for Accounts Receivable

The Company has established an allowance for uncollectible accounts based primarily on management’s evaluation of the customer’s financial condition, past collection history and aging of the accounts receivable balances.

The Company also provides for allowances related to returns, discounts, promotions and defective products. The Company records these allowances on product sales in the same period that the related revenues are recorded. The Company bases these estimates on historical sales returns, defective returns, promotions, analysis of credit memoranda and other known factors, as required.

Our disclosure of receivable allowances includes only allowances for doubtful accounts. Other receivable allowances: include allowances for product returns, charge backs, defective products and promotional markdowns. These other allowances totaled $45.8 million at December 31, 2004 and $25.4 million at December 31, 2003.

Shipping and Handling Costs

Costs to ship merchandise from the Company’s warehouse facilities to customers are recorded in cost of goods sold.

Content and Video Capitalization and Amortization

The Company capitalizes certain external costs related to the content development of its books. Amortization of these costs begins when the respective book is initially released for sale and is then amortized over a three-year life using the sum of the years digits method. In the years ended December 31, 2004, 2003, 2002, the Company capitalized $1,965, $1,662 and $3,616, respectively, and amortized $3,261, $3,604 and $1,991, respectively, of external content development costs. Capitalized content development is included in property and equipment, and the related amortization is included in cost of sales. In 2004 the Company wrote off a total of $928 of capital and $862 of accumulated amortization related to titles not planned to be sold in 2005. There were no write-offs in prior years.

The Company capitalizes costs related to the production of home video in accordance with AICPA Statement of Accounting Position No. 00-2, “Accounting by Producers or Distributors of Film.” Video production costs are amortized based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources on an individual production basis. In the year ended December 31, 2004 and 2003, the Company capitalized $1,364 and $1,015 and amortized $684 and $620 of video production costs, respectively. Capitalized video production cost is included in property and equipment, and the related amortization is included in cost of sales.

Advertising Expense

Production costs of commercials and programming are expensed when the production is first aired. The costs of advertising, in-store displays and promotion programs are expensed as incurred. Advertising costs associated with cooperative advertising are accrued as the related revenue is recognized. Pre-paid advertising was $733 at December 31, 2004 and $227 at December 31, 2003.

Translation of Foreign Currencies

Assets, liabilities and operations of the Company’s operations outside of the United States are recorded based on their functional currency. When included in these consolidated financial statements, the assets and

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average of the monthly exchange rates that were in effect during the year. The resulting translation adjustments are included as a separate component of equity. Foreign currency transaction gains and losses are included in income as incurred. In the year ended December 31, 2004, 2003 and 2002, respectively, transaction gain (loss) included in other income totaled $31, $2,776 and $987, respectively. Beginning in January 2004 we implemented a foreign exchange hedging program that is designed to minimize the impact of currency exchange rate movements on remeasurable balance sheet items.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market funds.

Investments

Short-term investments consist primarily of auction rate municipal and preferred securities. Interest rates on these securities reset at every auction date, generally every seven to forty nine days, depending on the security. Although original maturities of these instruments are generally longer than one year, the Company has the right to sell these securities each auction date.

Long-term investments consist of municipal bonds with greater than one-year maturities. At December 31, 2004, the Company had $3,737 in long-term investments, which are included in “Other assets” in our Balance Sheet. At December 31, 2003, the Company had no long-term investments.

The Company classifies all investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a component of stockholders’ equity. The cost of securities sold is based on the specific identification method.

Concentration of credit risk is managed by diversifying investments among a variety of high credit-quality issuers.

Inventories

Inventories, net of an allowance for slow-moving, excess quantities and obsolescence, are stated at the lower of cost (first-in, first-out basis) or market value. The Company’s estimate for excess and obsolete inventory is

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

based on a review of inventories on hand compared to their estimated future usage and demand for products. Reserves for excess and obsolete inventories were $17,354 and $3,297 at December 31, 2004 and 2003, respectively. If actual future usage and demand for the products are less favorable than those projected by the Company, additional allowances may be required.

The Company estimates its work-in-process inventories at third-party contract manufacturers based upon the inventory’s estimated stage of completion and delivery dates. To the extent that actual work-in-process differs from the Company’s estimates, inventory and accounts payable may need to be adjusted.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is calculated using the straight-line method over the estimated useful life of the assets, generally two to five years, except for leasehold improvements, which are depreciated over the shorter of the estimated related useful life of the asset or the remaining term of the lease. Amortization of capital leases is included in depreciation expense.

Included in property and equipment are manufacturing tools used to produce the Company’s products. These tools are generally depreciated over two years on a straight-line basis. The Company periodically reviews its capitalized manufacturing tools to ensure that the related product line is still in production and that the estimated useful lives of the manufacturing tools are consistent with the Company’s depreciation policy. Depreciation expense for manufacturing tools is included in costs of goods sold. In 2004, the Company recorded accelerated depreciation of $785 to write-off certain tooling that would not be used in 2005.

The Company capitalizes website development costs in accordance with Emerging Issues Task Force (“EITF”) No. 00-02, “Accounting for Website Development Costs.” The costs capitalized included those to develop or acquire and customize code for web applications, costs to develop HTML web pages or develop templates and costs to create initial graphics for the website that included the design or layout of each page. These costs are amortized on a straight-line basis over two years. For the years ended December 31, 2004, 2003, and 2002, the Company amortized $98, $2,083 and $3,037, respectively, of website development costs.

Intangible Assets

Intangible assets consist principally of trademarks and tradenames, product design and existing technology, and patents, and are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 15 years. At December 31, 2004, the Company tested its intangible assets for impairment based on the fair value of the cash flows that the business can be expected to generate in the future, known as the income approach. Based on this assessment the Company determined that no adjustments were necessary to the stated values.

Goodwill

Goodwill and indefinite lived intangible assets are reviewed annually, or more frequently if impairment indicators arise, for impairment. Goodwill no longer subject to amortization amounted to $19,500 at December 31, 2004 and 2003.

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The tax provision includes accruals for possible future assessments that may result from the examination of federal, state or international tax returns. These accruals may be adjusted if there are changes in circumstances, such as changes in tax law, tax audits, or other factors, which may cause management to revise its estimates. The amounts ultimately paid on any possible future assessments may differ from the amounts accrued and may result in an increase or reduction to the effective tax rate in the year of resolution.

Comprehensive Earnings

Comprehensive earnings are comprised of gains and losses on the translation of foreign currency denominated financial statements.

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

	Year Ended December 31,
	2004	2003	2002
Net income (loss) as reported	$(6,528)	$72,675	$43,444
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	886	1,389	1,053
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(7,747)	(6,100)	(4,027)

Pro forma net income (loss)	$(13,389)	$67,964	$40,470

Pro forma net income (loss) per common share:
Basic	$(0.22)	$1.19	$1.02

Diluted	$(0.22)	$1.13	$0.80

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Year Ended December 31,
	2004	2003	2002
Expected life (years)	4.0	4.0	4.0
Risk-free interest rate	3.1%	2.5%	4.4%
Volatility factor	61.0%	68.7%	70.0%
Dividend yield	0%	0%	0%

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

The weighted-average fair value of options granted, which is the value assigned to the options under this disclosure policy for December 31, 2004, 2003 and 2002 was $10.86, $15.66, and $7.33 per share, respectively.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The new standard will have a material impact on the amount of earnings we report for interim periods beginning after June 15, 2005. We are currently determining the impact that SFAS No. 123R will have on our results of operations and financial position for 2005 and beyond. We are currently evaluating the transition methods.

In November 2004, FASB issued FAS 151 “Inventory costs.” FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs, and waste material (spoilage). The statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, the statement requires that allocation of fixed production overheads to the costs of

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this standard to have any material impact on our results of operations.

3.	Fair Value of Financial Instruments

At December 31, 2004 and 2003, the respective carrying values of the Company’s financial instruments, including cash and cash equivalents, short-term and long-term investments, foreign exchange transactions, receivables, accounts payable and accrued liabilities, approximated their fair values.

4.	Investments

Available-for-sale securities consisted of the following classified by original maturity date:

	Maturing within
At December 31, 2004	1 YR	2 YR	5 YR	Over 5 YR	Total
Auction rate municipal securities	$—	$—	$1,000	$10,120	$11,120
Municipal preferred securities	6,675	—	—	—	6,675
Municipal bonds	—	2,000	—	2,893	4,893
Certificates of deposit	5,500	—	—	—	5,500

Total short-term investments	$12,175	$2,000	$1,000	$13,013	$28,188

Municipal bonds	$—	$3,737	$—	$—	$3,737

Total long-term investments	$—	$3,737	$—	$—	$3,737

Certificates of Deposit	$8,418	$—	$—	$—	$8,418

Total restricted cash	$8,418	$—	$—	$—	$8,418

At December 31, 2003
Municipal preferred securities	$6,650	$—	$—	$—	$6,650
Corporate auction preferred	22,600	—	—	—	$22,600
Auction rate municipal securities	—	1,000	$350	$24,175	$25,525
Municipal bonds	10,509	1,000	—	$1,000	$12,509

Total short-term investments	$39,759	$2,000	$350	$25,175	$67,284

5.	Restricted Cash

Restricted cash at December 31, 2004 consisted of cash used to collateralize irrevocable standby letters of credit to several of our contract manufacturers. The standby letters of credit guarantee performance of the obligations of certain of our foreign subsidiaries to pay for trade payables up to $8,418 and are fully secured by cash deposits with the issuer. The letters of credit expired in January 2005 and the cash collateral was released.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

6.	Inventories

Inventories consisted of the following:

	December 31,
	2004	2003
Raw materials	$39,684	$29,307
Work in process	6,058	—
Finished goods	102,801	64,887
Reserves	(17,354)	(3,297)

Inventories, net	$131,189	$90,897

Valuation of work in process inventory is an estimation of the Company’s liability for products in production at the end of each fiscal period. This estimation is based upon normal production lead-times for products the Company has scheduled to receive in subsequent periods, plus a valuation of products it specifically knows are either completed or delayed in product beyond the normal lead-time flow.

7.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2004	2003
Tooling, cards, dies, and plates	$22,155	$15,903
Computers and software	20,316	14,363
Capitalized content development	11,335	10,298
Capitalized website costs	7,089	6,267
Equipment, furniture and fixtures	5,752	3,756
Leasehold improvements	3,153	1,817
Capitalized video costs	2,379	1,015
Displays	602	602

	72,781	54,021
Less: accumulated depreciation	(47,974)	(33,474)

Property and equipment, net	$24,807	$20,547

Capital leases of $50 and $50 at December 31, 2004 and 2003, respectively, are included with equipment, furniture, and fixtures, and the accumulated amortization on capital leases is $25 and $8 at December 31, 2004 and 2003, respectively.

8.	Intangible Assets

	December 31,
	2004	2003
Trademarks, patents and other intangibles	$14,378	$8,058
Less accumulated amortization	(4,431)	(2,559)

	9,947	5,499

Goodwill	19,549	19,549

Intangible assets, net	$29,496	$25,048

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

In January 2004, the Company entered into a ten-year technology license agreement with a third party to jointly develop and customize our respective technologies to be combined in a platform and related licensed products. The agreement calls for contractual payments of $6,000 in license fees, payable in 2004, of which $5,000 has been paid as of December 31, 2004. The $6,000 license fee is included in intangible assets on the balance sheet and is being amortized on a straight-line basis over the life of the contract.

Amortization expense related to trademarks, patents and other intangible assets was $1,872, $1,144, and $630 for the years ended December 31, 2004, 2003, and 2002, respectively. The estimated future amortization expense related to these intangible assets is as follows:

Year Ended December 31,
2005	$1,848
2006	1,716
2007	1,421
2008	917
2009	817
Thereafter	3,228

$9,947

9.	Related Party Transactions

The Company is reporting the following related party transactions that involve Knowledge Universe, LLC and Lawrence J. Ellison, as it was a subsidiary of Knowledge Universe in 2002 and through April 2003. From April 2003 through April 2004, Lawrence J. Ellison and entities controlled by him, Michael R. Milken, Lowell J. Milken, and Knowledge Universe (which is controlled by Messrs. M. Milken, L. Milken and Ellison) and its affiliates owned a majority of the Company’s voting shares. From April 2004, the Company has been a subsidiary of Mollusk Holdings, LLC, an entity controlled by Lawrence J. Ellison, which owns a majority of the Company’s voting shares. In April 2004, Knowledge Universe, LLC changed its name to “KU LLC” and in October 2004, KU LLC changed its name to “Krest LLC.”

•	In 2004, 2003 and 2002 the Company purchased software products and support services from Oracle Corporation totaling $406, $569, and $280 respectively. As of December 31, 2004, Lawrence J. Ellison, the Chairman and Chief Executive Office of Oracle Corporation, may be deemed to have or share the power to direct the voting and disposition, and therefore to have beneficial ownership of approximately 16,750,000 shares of the Company’s Class B common stock, which represents approximately 54% of the combined voting power of our Class A common stock and Class B common stock. Jeffrey Berg, a former member of the Company’s board of directors who resigned in February 2005, serves on the board of directors of Oracle Corporation.

•	In August 1999, the Company purchased a 19.9% ownership interest in Knowledge Kids Media Group, Inc., an affiliate of Krest LLC, for $2,000. Krest LLC indirectly owned 80.1% of Knowledge Kids Media Group. Knowledge Kids Media Group owned substantially all of the voting power of Knowledge Kids Network, Inc. Sarina D. Simon, a member of the Company’s board of directors until June 2004, was Chief Executive Officer of Knowledge Kids Media Group and Knowledge Kids Network from January 1999 to June 2004. Knowledge Kids Media Group was dissolved in August 2004.

•

In March 2001, the Company entered into an agreement with Knowledge Kids Network, in which Knowledge Kids Network, an affiliate of Krest LLC, agreed to develop content and provide technical services in connection with LeapPad interactive books. The Company incurred no expenses in 2004, and in

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

2003 and 2002, the Company incurred $122 and $658, respectively, in expenses for services from Knowledge Kids Network. In June 2004, the Company entered into an asset purchase agreement with and purchased certain assets from Knowledge Kids Network and its wholly-owned subsidiary Kids and Family Edge LLC for a total purchase price of $300. The Company purchased the assets in order to obtain the contents of a children’s website developed by Knowledge Kids Network and to benefit from a contract giving the Company online advertising impressions.

•	In July 2002, the Company entered into a tax sharing agreement with Knowledge Universe, Inc., a Krest, LLC affiliate, with respect to certain state tax matters. In accordance with the agreement, the Company was required to pay Knowledge Universe, Inc. amounts equal to what the Company’s liability would have been as a stand-alone taxpayer in 2002 and prior years. In the course of preparing the state income tax returns for 2003, it was determined that the Company was no longer a part of a unitary group with Knowledge Universe, Inc. for the entire year of 2003. The liabilities computed under the tax sharing agreement were $0 in 2004 and 2003, and $2,700 in 2002. The Company is currently in dispute with Knowledge Universe, Inc. relating to the settlement of certain amounts under the tax sharing agreement. The Company is claiming a refund of $635 in overpaid state taxes from Knowledge Universe, Inc. while Knowledge Universe, Inc. is claiming approximately $1,200 for payment of tax attributes that were allocated to the Company under state tax law.

•	Affinity Squared, Inc., an affiliate of Krest, LLC, provides health and welfare plan administration services to the Company. In 2004, 2003 and 2002, $65, $201 and $267 respectively, was incurred by us for services provided by Affinity Squared, Inc. Accounts payable to Affinity Squared, Inc. was $0, $14, and $26 at December 31, 2004, 2003 and 2002, respectively.

The law firm of Maron & Sandler served as the Company’s primary outside general counsel from August 1997 through July 2002. As of December 2004, they no longer provided legal services to the Company and are no longer the transfer agent for the Company’s Class B common stock. Stanley E. Maron, a member of the Company’s board of directors, is a partner of Maron & Sandler. In 2004, 2003 and 2002, the Company paid Maron & Sandler $9, $5 and $320, respectively, for legal services rendered to the Company. In addition, Mr. Maron and other attorneys of Maron & Sandler hold interests in an entity that holds non-voting units of a limited liability company that holds an equity interest in Krest LLC. These non-voting units amount to a less than 1% economic interest in Krest LLC.

10.	Accrued Liabilities

	December 31,
	2004	2003
Advertising and promotion	$22,668	$16,746
Royalties and commission payable	8,110	8,437
Employee-related costs	6,103	5,482
Accrued inventory, manufacturing, and warehousing	4,579	6,954
Research and Development related costs	2,816	—
Legal fees and settlement costs	1,916	538
Sales and VAT tax payable	1,277	963
Consulting and contractor costs	967	818
Other	5,432	4,696

	$53,868	$44,634

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

11.	Borrowings Under Credit Agreements and Long-Term Debt

On December 31, 2002 the Company entered into a $30,000 three year unsecured senior credit facility with a financial institution, with an option to increase the facility to $50,000. The agreement requires the Company to comply with certain financial covenants, including the maintenance of a minimum quick ratio on a quarterly basis and a minimum level of EBITDA on a rolling quarterly basis. The level of a certain financial ratio maintained by the Company determines interest rates on borrowings. The interest rate will be between prime and prime plus 0.25% or LIBOR plus 1.25% to 2.00%.

On December 31, 2004 the Company elected to exercise its option and increased the credit facility to $50,000. The Company received a waiver from the financial institution specifically for the maintenance of a minimum level of EBITDA for the quarter ending December 31, 2004. At December 31, 2004, the Company was in compliance with all covenants taking into account the waiver issued by the financial institution. There was no outstanding balance at December 31, 2004 and 2003 on the credit facility.

At December 31, 2004, the Company had outstanding letters of credit of $13,568, of which $5,150 were secured by the credit facility and $8,418 were cash collateralized. At December 31, 2003, outstanding letters of credit were $300. At December 31, 2004, $44,850 of unused borrowings were available to the Company.

12.	Content License Agreements

The Company licenses certain of its content from third parties under exclusive and nonexclusive agreements, which permit the Company to utilize characters, stories, illustrations and trade names throughout specified geographic territories. The total amount of royalty expense related to these license agreements was $12,435, $12,628, and $6,463 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company had $7,235 and $7,290 in accrued royalties at December 31, 2004 and 2003, respectively.

13.	Concentrations of Credit Risk and Certain Other Risks

Financial instruments that subject the Company to concentrations of credit risk include cash equivalents, short-term and long-term investments, foreign exchange transactions and trade receivables. Cash and cash equivalents consist principally of cash and money market funds. Investments consist principally of fixed income municipal securities and auction preferred securities. Foreign exchange transactions are with highly rated financial institutions. These instruments are short-term in nature and bear minimal risk. To date, the Company has not experienced any material losses on cash equivalents, short-term and long-term investments, and foreign exchange transactions.

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

Off-Shore Manufacturing

Since the Company does not have its own manufacturing facilities, it is dependent on close working relationships with its contract manufacturers for the supply and quality of its products and the computer chips contained in these products. The Company expects to continue to use a limited number of contract manufacturers and fabricators, most of which are located in China, and, accordingly, will continue to be highly dependent upon sources outside the Company for timely production. Given the highly seasonal nature of the Company’s business, any unusual delays or quality control problems could have a material adverse effect on the Company’s operating results and financial condition. The Company’s top three vendors supplied a total of 42%, 48% and 58% of the Company’s products in 2004, 2003 and 2002 respectively; Jetta Company Limited, located in China, supplied 24%, 32% and 45%, respectively.

Customer Concentration

A limited number of customers historically have accounted for a substantial portion of the Company’s net sales. The significant customers and the relative percentage of net sales for these customers are approximately as follows:

	Year ended December 31,
	2004	2003	2002
Wal-Mart	28%	31%	30%
Toys “R” Us	23%	25%	28%
Target	13%	12%	11%
Kmart	3%	4%	6%

Total	67%	72%	75%

Wal-Mart, Toys “R” Us and Target accounted for 30%, 32% and 14%, respectively, of gross accounts receivable at December 31, 2004. At December 31, 2003, Wal-Mart, Toys “R” Us and Target accounted for 38%, 29% and 13%, respectively, of gross accounts receivable.

14.	Income Taxes

Income (loss) before taxes includes the following components:

	Year ended December 31,
	2004	2003	2002
Pre-tax income (loss):
United States	$(13,514)	$110,586	$64,189
Foreign	1,057	4,709	8,084

Total	$(12,457)	$115,295	$72,273

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The income tax (benefit) provision recognized in the consolidated statements of operations consists of the following:

	Year ended December 31,
	2004	2003	2002
Current:
Federal	$9,004	$31,129	$31,505
State	1,227	3,746	5,834
Foreign	3,073	2,534	2,753

	13,304	37,409	40,092

Deferred:
Federal	(14,013)	4,824	(10,130)
State	(4,717)	505	(1,133)
Foreign	(503)	(118)	—

	(19,233)	5,211	(11,263)

Provision (benefit) for income taxes	$(5,929)	$42,620	$28,829

While the Company believes that its tax return positions are supportable, the tax provision includes sufficient accruals for possible future assessments that may result from the examination of federal, state, or international tax returns. The tax contingency accruals may be adjusted if there are changes in circumstances, such as changes in tax law, tax audits, or other factors, which may cause management to revise its estimates. The amounts ultimately paid on any possible future assessments may differ from the amounts accrued and may result in an increase or reduction to the effective tax rate in the year of resolution. The Company believes that the tax contingency accruals reflect the probable outcome of known tax contingencies at this time.

Tax benefits of $8,420 related to employee stock options were credited directly to Stockholders’ equity.

The differences between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was as follows:

	Year Ended December 31,
	2004	2003	2002
Income tax (benefit) at the statutory rate	$(4,360)	$40,353	$25,295
State income taxes	(834)	4,798	2,632
Foreign tax rates differential	1,590	(167)	209
International sourcing operations	(1,948)	—	—
Nondeductible items	270	180	108
Research and development credits	(2,277)	(4,808)	—
Other	1,630	2,264	585

Income tax provision (benefit)	$(5,929)	$42,620	$28,829

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $25,536 at December 31, 2004. The earnings are considered to be permanently reinvested and no deferred U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income tax in the approximate amount of $6,523.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

For federal income tax purposes, the Company files a separate federal income tax return. However, due to its status as part of a unitary group with Knowledge Universe, Inc., the Company joined in the filing of several unitary/combined state tax returns with the Knowledge Universe, Inc. group for 2002 and prior years. In the course of preparing the state income tax returns for 2003, it was determined that the Company was no longer a part of a unitary group with Knowledge Universe, Inc. for the entire year of 2003.

In July 2002, the Company entered into a tax sharing agreement with Knowledge Universe, Inc. with respect to certain state tax matters. In accordance with the agreement, the Company was required to pay Knowledge Universe, Inc. amounts equal to what the Company’s liability would have been as a stand-alone taxpayer in 2002 and prior years. The Company is currently in a dispute with Knowledge Universe, Inc. relating to the settlement of certain amounts under the tax sharing agreement. The Company is claiming a refund of $635 in overpaid state taxes from Knowledge Universe, Inc. while Knowledge Universe, Inc. is claiming approximately $1,200 for payment of tax attributes that were allocated to the Company under state tax law. The Company does not believe that the the ultimate outcome of this dispute will result in a loss and therefore has not accrued for losses related to this dispute.

The components of the Company’s deferred taxes are as follows:

	December 31
	2004	2003
Deferred tax assets:
NOL and Credits Carryover	$14,440	$—
Inventory and other reserves	14,911	10,272
Depreciation and Amortization	622	619
Other	1,669	1,463

Total	$31,642	$12,354

The Company has federal net operating loss carryforwards of $22,089 which will expire in 2023 and 2024. State net operating loss carryforwards totaling $21,345 as of December 31, 2004 will expire in years 2005 through 2024. As of December 31, 2004, the Company also has federal and California research and development credit carryforwards of $2,673 and $4,517, respectively. The federal research credit carryforwards will expire in 2024 while the California research credits can be carried forward indefinitely.

SFAS Statement 109, “Accounting for Income Taxes,” states that a valuation allowance must be recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that the Company will more likely than not realize its entire deferred tax assets. Therefore, no valuation allowance has been established for 2004 or 2003.

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

Conversion of Stock Appreciation Rights

Prior to its initial public offering, the Company granted stock appreciation rights under its Amended and Restated Employee Equity Participation Plan. Concurrent with the initial public offering of the Company’s Class A common stock, the Company stopped granting stock appreciation rights under the Employee Equity Participation Plan.

In February 2002, the Company converted 338 stock appreciation rights into options to purchase an aggregate of 338 shares of Class A common stock. The Company recognized approximately $820 in expense through February 2002 related to the vested portion of these rights. Deferred compensation of $868 related to the unvested portion will be amortized to expense through the first quarter of 2005 as the options vest. To the extent any of the unvested options are forfeited, the actual expense recognized could be lower than currently anticipated. As of December 31, 2004, $11 remains to be amortized to expense.

In July 2002, the Company converted 1,586 stock appreciation rights into options to purchase an aggregate of 1,586 shares of Class A common stock. The expense related to the conversion of the vested stock appreciation

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

rights was $1,562 based on vested rights with respect to 192 shares of Class A common stock outstanding as of July 25, 2002 at the Company’s initial public offering price of $13 per share. The Company’s deferred compensation expense in connection with the conversion of 1,311 unvested stock appreciation rights held by employees into options to purchase 1,311 shares of Class A common stock, was $4,033. The Company will recognize this expense over the remaining vesting period of the options into which the unvested rights are converted. Deferred compensation related to the unvested portion will be amortized to expense as the options vest. To the extent any of the unvested options are forfeited, the actual expense recognized could be lower than currently anticipated. As of December 31, 2004, $490 remains to be amortized to expense.

Stock Option Plans

The Company, with the approval of its stockholders and directors, began the granting of options to employees, directors and consultants in 1997. The Company adopted a Stock Option Plan in March 1999, which covered the conditions of options previously granted. Under the Stock Option Plan, employees, outside directors and consultants are able to participate in the Company’s future performance through awards of incentive stock options and nonqualified stock options. The number of shares reserved and available for grant and issuance pursuant to the Stock Option Plan is 15,000 shares.

In May 2002, the Board of Directors adopted the 2002 Equity Incentive Plan (the “Plan”), which amends and restates the Stock Option Plan. An additional 1,500 shares of Class A common stock were reserved bringing the total issuable under the Plan to 16,500. Each stock option under the Plan is exercisable pursuant to the vesting schedule set forth in the stock option agreement granting such stock option. Unless a different period is provided for by the Board or a stock option agreement, each stock option is generally exercisable for a period of ten years from the date of grant. No stock option shall be exercisable after the expiration of its option term. Any incentive stock option granted to any owners of 10% or more of the total combined voting power of the Company is exercisable only until December 31, 2002. The exercise price of the option shall be 100% of the fair market value of a share of Class A common stock on the date the stock option is granted, provided that the option price of an incentive stock option granted to any owner of 10% or more of the total combined voting power of the Company shall be 110% of such fair market value. The aggregate fair market value of Class A common stock with respect to which incentive stock options are exercisable by an optionee during any calendar year shall not exceed $100.

In April 2004, the Board of Directors approved an amendment to the Plan to increase the aggregate number of shares of our Class A common stock authorized for issuance by 2,500 shares, from 16,500 to 19,000, and to allow for performance based stock awards to be granted under the Plan. The Company’s stockholders approved the Plan in June 2004.

Within the maximum number of 19,000 shares authorized to be issued under the Plan, no more than 4,750 shares of Class A common stock may be issued pursuant to stock awards other than options. In addition, no person may be granted awards under the Plan covering more than 2,000 shares of Class A common stock in any calendar year. Shares awarded under a stock bonus award may be subject to repurchase by us in accordance with a vesting schedule to be determined the Board of Directors. Stock awards may be subject to performance goals. The Board of Directors will set a period of time, or Performance Period, which will generally be three years long, over which the attainment of one or more goals, or Performance Goals, will be measured for the purpose of determining whether the award recipient has a vested right in or to such stock award. Depending on actual results achieved, the recipient can vest in from 0% to 200% of the target number of shares granted.

In July 2002, the Board of Directors adopted, and the Company’s stockholders approved, the 2002 Non-Employee Directors’ Stock Option Plan (“NED Plan”). In June 2004 an amendment to the NED Plan was

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

approved by stockholders. Under the NED Plan 750 shares of Class A Common Stock have been reserved for issuance. and the Plan provides for the following grants to be made to Non- Employee Directors without further action of the Company’s Board of Directors: (1) an option to purchase 30 shares of Class A common stock upon their initial appointment or election to the Board (2) an option to purchase 15 shares of Class A common stock shall be granted annually on July 1, commencing in 2003, to all existing Non-Employee Directors (3) an option to purchase 25 shares of Class A common stock shall be granted annually, in lieu of an annual grant of 15 shares, to an Non-Employee Director who holds the position of Chairman of the Board of Directors. Shares will be prorated based on annual service time. Each stock option is exercisable for a period of ten years from the date of grant, no stock option shall be exercisable after the expiration of its option term, the exercise price of the option shall be 100% of the fair market value of a share of Class A common stock on the date the stock option is granted, and options shall vest ratably over a thirty six month period.

A summary of the activity under the stock option plans is as follows:

		Optioned Class A Shares
	Reserved but Unoptioned Shares	Number of Shares	Price per Share	Weighted- Average Exercise Price
Balances, December 31, 2001	1,177	7,268	2.37-7.50	4.72
Increase in options reserved	7,250	—
Options granted	(4,041)	4,041	5.00-19.71	10.41
Options exercised	—	(529)	2.37-10.00	3.99
Options canceled	583	(583)	2.37-19.71	5.32

Balances, December 31, 2002	4,969	10,197	2.37-19.71	6.96
Options granted	(1,170)	1,170	20.60-44.60	29.56
Options exercised	—	(4,621)	2.37-24.69	5.59
Options canceled	277	(277)	5.00-24.69	9.30

Balances, December 31, 2003	4,076	6,469	2.37-44.60	11.84
Increase in options reserved	2,500	—
Stock awards granted, net	(364)	—
Options granted	(2,690)	2,690	12.05-29.74	22.21
Options exercised	—	(1,638)	2.37-24.69	6.50
Options canceled	694	(694)	5.00-44.60	16.07

Balances, December 31, 2004	4,216	6,827	$2.37-44.60	$16.77

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2004:

Class A Options Outstanding				Class A Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.37	79	2.00	$2.37	79	$2.37
5.00	1,307	6.37	5.00	1,257	5.00
7.50 – 12.05	1,166	7.59	10.33	606	9.88
12.20 – 14.00	1,049	7.62	12.65	603	12.50
17.43 – 20.60	1,010	8.94	19.72	216	20.03
21.37 – 29.30	1,333	9.05	25.42	315	25.72
29.74 – 44.60	883	8.85	32.47	216	34.12

$ 2.37 – 44.60	6,827	7.94	$16.77	3,292	$12.09

The number of Class A options exercisable at December 31, 2003 and 2002, were 2,886 and 5,158 shares, respectively.

During the years ended December 31, 2004, 2003 and 2002, the Company granted options to consultants to purchase 2, 14, and 125 shares of Class A common stock at average exercise prices of $12.05, $21.77, and $9.89 per share, respectively. These options were granted in exchange for consulting services performed. The Company determined the fair value of these options using the Black-Scholes valuation model. Compensation expense related to options to consultants was $426, $1,093, and $349 for the years ended December 31, 2004, 2003 and 2002, respectively. Included in the 125 options granted to consultants in 2002 are 40 options issued in connection with the conversion of stock appreciation rights that were originally issued in prior years. Excluding these converted rights, 85 options at an average price of $12.20 were issued to consultants in 2002.

During the years ended December 31, 2004, 2003 and 2002, in connection with the grant of certain stock options to employees, the Company recorded deferred stock compensation for financial statement reporting purposes of $-0-, $127, and $5,034 respectively.

In addition, in connection with the grant of 115 stock awards in November 2004, the Company recorded deferred compensation of $1,523. Deferred stock compensation is included as a component of stockholders’ equity and is being amortized to expense on a straight-line basis over the vesting periods of the options. The Company recorded $1,691, $2,203, and $1,752 of stock-based compensation for the years ended December 31, 2004, 2003 and 2002, respectively.

During the year ended December 31, 2004, the Company granted 387 performance based stock awards. The shares are eligible to vest over a three year period based on the attainment of performance goals as set by the Board of Directors for such period. As of December 31, 2004, no shares have vested and 138 of the 387 shares granted have been cancelled due to 2004 annual performance goals not being achieved and employee terminations.

Employee Stock Purchase Plan

In July 2002, the Company’s stockholders adopted the 2002 Employee Stock Purchase Plan, under which 2,000 shares of Class A common stock have been reserved. During the years ended December 31, 2004 and 2003, 121 and 156 shares, respectively, were issued under this plan. No shares were issued prior to 2003.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Shares Reserved For Future Issuance

The following table summarizes the number of shares of Class A common stock that are reserved for future issuance at December 31, 2004.

Class A
Options and stock awards available and outstanding	11,292
Shares issuable under the Employee Stock Purchase Plan	1,723
Conversion of Class B Common Stock	27,614

40,629

17.	Warrants

On July 21, 1998, the Board of Directors approved a dividend to be declared and paid to its then current stockholders of Class B common stock. The dividend was in the form of five-year warrants, terminating on July 20, 2003, to purchase an aggregate of 10,000 shares of Class B common stock of the Company for $5.00 per share. One warrant was issued to Knowledge Kids, LLC for the purchase of 8,200 shares of Class B common stock. Another warrant was issued to FrogPond, LLC for the purchase of 1,800 shares of Class B common stock. At the time of the dividend, Knowledge Kids owned approximately 79% of the equity interests and approximately 82% of the voting power of the Company, and FrogPond owned approximately 17% of the equity interest and approximately 18% of the voting power of the Company. Knowledge Kids is an indirect, wholly owned subsidiary of Knowledge Universe. FrogPond owns the shares that were issued as consideration for the assets of LeapFrog RBT, LLC at the time that the Company acquired the assets of LeapFrog RBT in September 1997.

On November 8, 2002, Knowledge Kids, LLC exercised such warrant through the surrender of 1,483 shares of previously-owned Class B common stock, the aggregate value of which was the total $41,000 exercise price in accordance with the terms of the warrant. As a result, Knowledge Kids acquired 6,717 additional shares of the Company’s Class B common stock on a net basis.

Also on November 8, 2002, FrogPond, LLC exercised such warrant by canceling a portion of the warrant equal in value to the total $9,000 exercise price in accordance with the terms of the warrant. As a result, FrogPond received 1,474 shares of Class B common stock on a net basis.

In March 2002, in connection with recruiting services rendered, the Company issued a warrant to purchase 20 shares of Class A common stock at an exercise price of $10.00 per share. The Company accounted for the fair value of the warrants of approximately $142 as an increase to additional paid in capital with a corresponding reduction of accrued expenses. The fair value of the warrant, which was expensed in 2001, was estimated using the Black-Scholes valuation model. On July 29, 2002 such warrant was exercised through a cashless exercise, in accordance with the terms of the warrant, and 7 shares of Class A common stock were issued.

There were no warrants outstanding as of December 31, 2004 or December 31, 2003.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

In 2002, all existing, unexercised rights under the Equity Plan were converted into non-qualified stock options, and the plan was terminated in July 2002. At December 31, 2004 and 2003, there were no rights outstanding.

The Company recognized $0, $0, and $1,341 of compensation expense in connection with the Equity Plan for the years ended December 31, 2004, 2003 and 2002, respectively.

19.	Derivative Financial Instruments

The Company realized a net loss of $32 for the year ended December 31, 2004 related to its foreign currency exposure and hedging contracts. For the year ended December 31, 2004, the Company recorded a net loss of $5,850 on the foreign current forward contracts. This loss was largely offset by a foreign exchange gain of $5,818 on the underlying transactions.

At December 31, 2004, the Company had outstanding foreign exchange forward contracts, all with maturities of approximately one month, to purchase and sell the equivalent of approximately $60,300 in foreign currencies, including British Pounds, Canadian Dollars, Euros and Mexican Pesos. The fair market value of these instruments was not significant and accordingly was not recorded in the balance sheet. We believe the counterparties to these contracts are creditworthy multinational commercial banks and thus the risks of counterparty nonperformance associated with these contracts are not considered to be material. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no assurances that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations.

20.	Net Income (Loss) Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share (“SFAS 128”), which requires the presentation of basic net income (loss) per common share and diluted net income (loss) per common share. Basic net income (loss) per common share excludes any dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted net income (loss) per share.

	Year Ended December 31,
	2004	2003	2002
Numerator:
Net income (loss)	$(6,528)	$72,675	$43,444

Denominator—weighted average shares:
Class A and B—shares	59,992	57,246	39,695
Less: shares of unvested stock	(16)	—	—

Denominator for basic net income (loss) per Class A and B share	59,976	57,246	39,695
Effect of dilutive securities:
Employee stock options	—	3,302	3,359
Warrants	—	—	5,909
Convertible preferred stock	—	—	1,781

Denominator for diluted net income (loss) per Class A and B share	59,976	60,548	50,744

Net income (loss) per Class A and B share:
Basic	$(0.11)	$1.27	$1.09
Diluted	$(0.11)	$1.20	$0.86

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

If the Company had reported net income for the year ended December 31, 2004, the calculation of diluted net income (loss) per Class A and B share would have included an additional 1,582 common equivalent shares related to outstanding stock options and unvested stock (determined using the treasury stock method).

21.	Commitments and Contingencies

The Company leases office and warehouse space under noncancelable operating leases having initial terms in excess of one year and expiring in various years between 2005 and 2016. The Company also has several noncancelable office equipment leases with initial terms in excess of one year and which expire in various years between 2005 and 2007, and certain of these leases contain rent escalation clauses. Generally, these have initial lease periods of three to ten years, and contain provisions for renewal options of five years at market rates.

Rent expense for the years ended December 31, 2004, 2003 and 2002 was $5,088, $3,656 and $2,772, respectively.

Future minimum annual payments under the Company’s commitments for the years ended December 31 are:

Year	Commitments
2005	$21,637
2006	9,622
2007	5,142
2008	4,565
2009	4,581
Thereafter	15,023

Total	$60,570

The commitment schedule includes commitments related to the amendment of the Emeryville lease signed in March 2005. The Company is also obligated to pay certain minimum royalties in connection with license agreements to which the Company is a party. Commitments to be paid in 2005 include $11,000 in royalties related to a technology agreement. Amounts related to capital leases are included in the schedule above but are immaterial.

Deferred rent liability was $1,275 and $528 at December 31, 2004 and 2003.

Legal Proceedings

Various claims and lawsuits are pending against the Company. The Company intends to defend or pursue these suits vigorously.

LeapFrog Enterprises, Inc. v. Fisher-Price, Inc. and Mattel, Inc.

In October 2003, the Company filed a complaint in the federal district court of Delaware against Fisher-Price, Inc., No. 03-927 GMS, alleging that the Fisher-Price PowerTouch learning system violates United States Patent No. 5,813,861. In September 2004, Mattel, Inc. was joined as a defendant. The Company is seeking damages and injunctive relief. Trial by jury is set for May 16, 2005.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

LeapFrog Enterprises, Inc. v. Lexington Insurance Co.

On October 21, 2004, the Company filed a complaint in the Superior Court of the State of California, County of Alameda, against Lexington Insurance Co., No. RG04181463, alleging breach of contract and bad faith in denying the Company coverage for the Company’s costs with respect to patent infringement claims filed against the Company in three prior litigations. The Company is seeking approximately $3.5 million in damages to recover the Company’s defense fees and indemnity payments.

In re LeapFrog Enterprises, Inc. Derivative Litigation

In July 2004, the Superior Court of the State of California, County of Alameda, granted the Company’s motion to dismiss with prejudice the consolidated derivative lawsuit, denying plaintiffs’ leave to amend the complaint, and entered final judgment in the action in favor of the Company and the individual officers and directors. In September 2004, the plaintiffs have appealed the dismissal. The dismissed derivative lawsuit was a consolidation of the Santos v. Michael Wood, et al. complaint, filed in December 2003, and a complaint captioned Capovilla v. Michael Wood, et al., filed in March 2004. Both complaints alleged causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, based upon allegations that certain of the Company’s officers and directors issued or caused to be issued alleged false statements and allegedly sold portions of their stock holdings while in the possession of adverse, non-public information. In April 2004, the Superior Court consolidated both the Santos and Capovilla actions into a single action captioned In re LeapFrog Enterprises, Inc. Derivative Litigation, No. RG03130947.

Stockholder Class Action

On December 2, 2003, a class action complaint entitled Miller v. LeapFrog Enterprises, Inc., et al., No. 03-5421 RMW, was filed in federal district court for the Northern District of California against the Company and certain of its current and former officers and directors alleging violations of the Securities Exchange Act of 1934, or 1934 Act. Subsequently, three similar actions were filed in the same court: Weil v. LeapFrog Enterprises, Inc., et al., No. 03-5481 MJJ; Abrams v. LeapFrog Enterprises Inc., et al., No. 03-5486 MJJ; and Ornelas v. LeapFrog Enterprises, Inc., et al., No. 03-5593 SBA. Each of those complaints purports to be a class action lawsuit brought on behalf of persons who acquired the Company’s Class A common stock during the period of July 24, 2003 through October 21, 2003. On February 18, 2004, the plaintiff in the Weil action amended her complaint and now seeks to maintain a class action on behalf of persons who acquired the Company’s Class A common stock during the period of July 24, 2003 through February 10, 2004. All of the complaints allege that the defendants caused the Company to make false and misleading statements about the Company’s business and forecasts about the Company’s financial performance, and that certain of its individual officers and directors sold portions of their stock holdings while in the possession of adverse, non-public information. The Weil complaint also alleges that the Company’s financial statements were false and misleading. The complaints do not specify the amount of damages sought. The court has not yet appointed a lead class plaintiff, and a consolidated complaint has not been filed. Discovery has not commenced and no trial date has been set. The Company anticipates that all of the actions will ultimately be consolidated into one action and that a consolidated amended complaint will be filed after the appointment of a lead plaintiff.

22.	Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan is elective and provides for the Company to match 25% of employee contributions up to 4% of the participant’s compensation. The matching contributions are fully vested at the time the contribution is made. Prior to October 2004, this defined contribution plan was sponsored by Knowledge Universe, Inc.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Total expense to the Company related to this plan was $307, $238 and $169 in 2004, 2003 and 2002, respectively.

23.	Segment Reporting

The Company’s reportable segments include U.S. Consumer, International and Education and Training.

The U.S. Consumer segment includes the design, production and marketing of electronic educational toys and books, sold primarily through the retail channels. For the International segment, the Company designs, markets and sells products primarily in the non-U.S. consumer product market. The Education and Training segment includes the design, production and marketing of educational books and toys sold primarily to school systems.

The accounting policies of the segments are the same as those described in Note 2 of these notes to consolidated financial statements.

	Net Sales	Income (Loss) from Operations	Total Assets
2004
U.S. Consumer	$431,861	$(49,886)	$435,255
Education and Training	55,235	10,947	17,167
International	153,193	24,956	107,372

Total	$640,289	$(13,983)	$559,794

2003
U.S. Consumer	$545,976	$83,209	$472,928
Education and Training	37,469	(194)	20,100
International	96,567	26,443	59,631

Total	$680,012	$109,458	$552,659

2002
U.S. Consumer	$458,048	$72,692	$354,874
Education and Training	20,138	(9,042)	6,602
International	53,586	7,701	36,206

Total	$531,772	$71,351	$397,682

In 2004, the Company had net sales in the United Kingdom of $67.8 million, which was 10.6% of the Company’s total consolidated net sales for 2004. In 2003 and 2002, the Company had net sales in the United Kingdom of $39.0 million and $20.2 million, respectively. No other country accounted for more than 10% of the Company’s net sales for 2002 through 2004. The Company attributes sales to non-United States countries on the basis of sales billed by each of its foreign subsidiaries to its customers. For example, the Company attributes sales to the United Kingdom based on the sales billed by the Company’s United Kingdom-based foreign subsidiary, Leap Frog Toys (UK) Limited, to its customers. Additionally, the Company attributes sales to non-United States countries if product is shipped from Macau or one of the Company’s leased warehouses in the United States to a distributor in a foreign country.

As of December 31, 2004, 2003 and 2002, long-lived assets located in foreign countries were $10,973, $1,842 and $418, respectively.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

24.	Quarterly Financials — Unaudited

Certain amounts have been reclassified to conform to the presentation in the current year annual financial statements.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(In thousands)
2004
Net sales	$71,632	$80,814	$231,094	$256,749	$640,289
Gross profit	31,948	36,467	93,553	97,077	259,045
Income (loss) from operations	(19,246)	(11,663)	30,639	(13,713)	(13,983)
Net income (loss)	(11,823)	(7,407)	20,233	(7,531)	(6,528)
Net income (loss) per common share:
Basic	$(0.20)	$(0.12)	$0.34	$(0.12)	$(0.11)
Diluted	$(0.20)	$(0.12)	$0.33	$(0.12)	$(0.11)

2003
Net sales	$76,733	$68,030	$203,888	$331,361	$680,012
Gross profit	40,641	35,821	104,822	158,860	340,144
Income (loss) from operations	(3,542)	(7,942)	52,581	68,361	109,458
Net income (loss)	(969)	(3,926)	33,404	44,166	72,675
Net income (loss) per common share:
Basic	$(0.02)	$(0.07)	$0.58	$0.75	$1.27
Diluted	$(0.02)	$(0.07)	$0.55	$0.72	$1.20

25.	Subsequent Events

In March 2005, the Company amended its lease agreement for the Company’s corporate offices in Emeryville, California. The amendment to the lease extended the term of the lease agreement from January 31, 2006 to March 31, 2016. Payments totaling $20,000 are due over the term of the lease.

In the first quarter of 2005, the Company announced a restructuring of its workforce and a reduction of over 180 full-time employees.

EXHIBIT INDEX

3.03*	Amended and Restated Certificate of Incorporation.

3.04*	Amended and Restated Bylaws.

4.01*	Form of Specimen Class A Common Stock Certificate.

4.02**	Fourth Amended and Restated Stockholders Agreement, dated May 30, 2003, among LeapFrog and the investors named therein.

10.01*	Form of Indemnification Agreement entered into by the Company with each of its directors and each of its executive officers.

10.02*	Net Lease, dated November 14, 2000, between Hollis Street Investors, LLC and LeapFrog, as amended.

10.03	Fifth Amendment, dated March 7, 2005, to Net Lease, dated November 14, 2000, between Hollis Street Investors, LLC and LeapFrog.

10.04*	Amended and Restated Stock Option Plan.

10.05*	Amended and Restated Employee Equity Participation Plan.

10.06* †	2002 Equity Incentive Plan.

10.07* †	Form of Stock Option Agreement under the 2002 Equity Incentive Plan.

10.08* †	2002 Non-Employee Directors’ Stock Option Plan.

10.09* †	Form of Nonstatutory Stock Option Agreement under the 2002 Non-Employee Directors’ Stock Option Plan.

10.10* †	2002 Employee Stock Purchase Plan.

10.11* †	Form of Offering under the 2002 Employee Stock Purchase Plan.

10.12†	Compensation Arrangements between LeapFrog and its Board of Directors (the description contained under the heading “Proposal One—Election of Directors—Compensation of Directors” in LeapFrog’s definitive proxy materials filed with the SEC on April 26, 2004 is incorporated herein as Exhibit 10.12)

10.13* †	Employment Agreement, dated as of April 1, 2002, between Thomas J. Kalinske and LeapFrog.

10.14* †	Employment Agreement, effective as of April 1, 2002, between Paul Rioux and LeapFrog, as amended.

10.15(c)†	Employment Agreement, effective as of November 1, 2003, between Timothy Bender and LeapFrog.

10.22*	Tax Sharing Agreement dated as of July 3, 2002, between Knowledge Universe, Inc. and LeapFrog.

10.26(a)	Business Loan Agreement, dated December 31, 2002, between Bank of America, N.A. and LeapFrog.

10.28(c)†	Employment Agreement, effective as of February 10, 2004, between Jerome Perez and LeapFrog.

10.29(d)	Industrial Lease by and between SP Kaiser Gateway I, LLC and LeapFrog Enterprises, Inc., entered into as of April 28, 2004.

10.30(e)†	Employment Agreement, dated effective as of September 21, 2004, between Kathryn E. Olson and LeapFrog.

10.31(e)†	Employment Agreement, dated effective as of April 3, 2001, between Madeline Schroeder and LeapFrog.

10.32(e)†	Form of Stock Bonus Agreement under the 2002 Equity Incentive Plan.

10.33†	Employment Agreement, effective as of November 11, 2004, between William B. Chiasson and LeapFrog.

10.34†	Employment Agreement, effective as of February 4, 2005, between Robert L. Moon and LeapFrog.

10.35†	Certain Compensation Arrangements with Named Executive Officers

21.01	List of Subsidiaries.

23.01	Consent of Independent Registered Public Accounting Firm.

24.01	Power of Attorney (See signature page to this Form 10-K).

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit previously filed with the company’s registration statement on Form S-1 (SEC File No. 333-86898)
**	Incorporated by reference to the same numbered exhibit previously filed with the company’s report on Form 10-Q filed on August 12, 2003 (SEC File No. 001-31396)
(a)	Incorporated by reference to the same numbered exhibit previously filed with the company’s report on Form 10-K filed on March 28, 2003 (SEC File No. 001-31396)
(b)	Incorporated by reference to the exhibit number 10.01 filed with the company’s report on Form 10-Q filed on November 10, 2003 (SEC File No. 001-31396)
(c)	Incorporated by reference to the same numbered exhibit previously filed with the company’s report on Form 10-K filed on March 12, 2004 (SEC File No. 001-31396)
(d)	Incorporated by reference to the same numbered exhibit previously filed with the company’s report on Form 10-Q filed on May 10, 2004 (SEC File No. 001-31396)
(e)	Incorporated by reference to the same numbered exhibit previously filed with the company’s report on Form 10-Q filed on November 9, 2004 (SEC File No. 001-351396)
†	Compensation plans or arrangements in which directors or executive officers are eligible to participate or participate.