Form 10-Q
period 2005-03-31
LEAPFROG ENTERPRISES INC
filed 2005-05-10
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Registrant’s Telephone Number, Including Area Code: (510) 420-5000

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

The number of shares of Class A common stock, par value $0.0001, and Class B common stock, par value $0.0001, outstanding as of April 29, 2005, was 34,109,481 and 27,614,263, respectively.

Part I

Financial Information

i

PART I.

FINANCIAL INFORMATION

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,		December 31, 2004
	2005	2004
	(Unaudited)		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$35,343	$45,845	$60,559
Short term investments	150,794	154,824	28,188
Restricted cash	—	8,418	8,418
Accounts receivable, net of allowances of $2,353, $851, and $2,519 at March 31, 2005 and 2004 and December 31, 2004, respectively	69,305	69,170	228,187
Inventories, net	129,289	115,063	131,189
Prepaid expenses and other current assets	13,715	8,821	13,321
Deferred income taxes	34,153	18,774	25,009

Total current assets	432,599	420,915	494,871
Property and equipment, net	22,915	20,923	24,807
Deferred income taxes	7,087	553	6,633
Intangible assets, net	29,024	30,555	29,496
Other assets	3,979	6,318	3,987

Total assets	$495,604	$479,264	$559,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,169	$38,607	$62,811
Accrued liabilities	36,278	26,294	53,868
Deferred revenue	332	240	364
Income taxes payable	6,811	3,069	6,951

Total current liabilities	75,590	68,210	123,994
Deferred rent and other long term liabilities	1,212	540	1,300
Deferred income taxes	—	31	—
Stockholders’ equity:
Class A common stock, par value $0.0001; 139,500 shares authorized; shares issued and outstanding: 33,962; 31,651 and 33,415 at March 31, 2005 and 2004 and December 31, 2004, respectively.	3	3	3
Class B common stock, par value $0.0001; 40,500 shares authorized; shares issued and outstanding: 27,614; 27,883 and 27,614 at March 31, 2005 and 2004 and December 31, 2004, respectively.	3	3	3
Additional paid-in capital	323,218	301,654	318,796
Deferred compensation	(1,899)	(1,965)	(2,000)
Accumulated other comprehensive income	2,056	783	2,398
Retained earnings	95,421	110,005	115,300

Total stockholders’ equity	418,802	410,483	434,500

Total liabilities and stockholders’ equity	$495,604	$479,264	$559,794

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net sales	$71,859	$71,632
Cost of sales	44,087	39,684

Gross profit	27,772	31,948

Operating expenses:
Selling, general and administrative	33,209	26,769
Research and development	14,739	13,946
Advertising	6,493	8,686
Depreciation and amortization	2,430	1,793

Total operating expenses	56,871	51,194

Loss from operations	(29,099)	(19,246)
Interest expense	(4)	(1)
Interest income	853	397
Other income (expense), net	55	863

Loss before benefit for income taxes	(28,195)	(17,987)
Benefit on income taxes	(8,316)	(6,164)

Net loss	$(19,879)	$(11,823)

Net loss per common share:
Basic and diluted	$(0.32)	$(0.20)

Shares used in calculating net loss per common share:
Basic and diluted	61,187	59,373

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net loss	$(19,879)	$(11,823)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,833	3,755
Amortization	472	493
Unrealized foreign currency (gain) loss	3,538	(240)
Loss on disposal of property and equipment	74	—
Provision for doubtful accounts	(124)	638
Deferred income taxes	(9,612)	(6,942)
Deferred rent	(86)	(32)
Deferred revenue	(32)	(1,177)
Amortization of deferred compensation	272	481
Stock option compensation related to nonemployees	17	135
Tax benefit from exercise of stock options	1,034	3,179
Amortization of bond premium	—	50
Other changes in operating assets and liabilities:
Accounts receivable	158,059	210,563
Inventories	1,545	(24,073)
Prepaid expenses and other current assets	(407)	1,273
Other assets	—	(272)
Accounts payable	(30,515)	(47,534)
Accrued liabilities	(17,452)	(18,404)
Income taxes payable	(143)	(1,636)
Other liabilities	(2)	(8)

Net cash provided by operating activities	90,592	108,426

Investing activities:
Purchases of property and equipment	(2,023)	(4,128)
Purchase of intangible assets	—	(6,000)
Purchases of short term investments	(190,665)	(138,364)
Sale/maturities of short term investments	76,483	37,356

Net cash used in investing activities	(116,205)	(111,136)

Financing activities:
Proceeds from the exercise of stock options and employee stock purchase plan	3,201	3,410

Net cash provided by financing activities	3,201	3,410

Effect of exchange rate changes on cash	(2,804)	(174)

(Decrease) increase in cash and cash equivalents	(25,216)	526
Cash and cash equivalents at beginning of period	60,559	45,319

Cash and cash equivalents at end of period	$35,343	$45,845

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$376	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities	$289	—
Issuance of restricted stock to employees
Amount payable related to technology license	$—	$4,000

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

The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial information included herein should be read in conjunction with the Company’s consolidated financial statements and related notes in its 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2005 (our “2004 Form 10-K”).

2.	Stock-Based Compensation

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

	Three Months Ended March 31,
	2005	2004
Net loss as reported	$(19,879)	$(11,823)
Add: Stock based employee compensation expense included in reported net loss, net of related tax effects	94	316
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,157)	(2,106)

Pro forma net loss	$(21,942)	$(13,613)

Net loss per common share as reported:
Basic	$(0.32)	$(0.20)

Diluted	$(0.32)	$(0.20)

Pro forma net loss per common share:
Basic	$(0.36)	$(0.23)

Diluted	$(0.36)	$(0.23)

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

On April 14, 2005, the SEC announced that it would provide a phased-in implementation process for SFAS No.123R. The SEC requires that registrants which are not small business issuers adopt Statement 123R’s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. We are currently determining the impact that the proposed statement will have on our results of operations and financial position for 2005 and beyond. The Company plans to implement this pronouncement for fiscal year 2006 and is currently evaluating transition methods.

3.	Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market funds, and highly liquid short-term fixed income municipal securities with an original maturity of 90 days or less. Concentration of credit risk is limited by diversifying investments among a variety of high credit-quality issuers.

4.	Investments

The Company classifies all investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a component of stockholders’ equity. Short-term investments consist primarily of fixed-income municipal securities auction rate municipal securities, and auction rate preferred securities that are highly liquid in nature and represent the investment of cash that is available for current operations. Long-term investments consist of municipal bonds with greater than one-year maturities. At March 31, 2005, the Company had $3,730 in long-term investments, and no long-term investments at March 31, 2004. At December 31, 2004, the Company had $3,737 in long-term investments. These long-term investments are included in “Other assets” in our consolidated balance sheet.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The cost of securities sold is based on the specific identification method. Concentration of credit risk is limited by diversifying investments among a variety of high credit-quality issuers. At March 31, 2005, March 31, 2004 and December 31, 2004 the carrying value of these securities approximated their fair value.

5.	Restricted Cash

The Company did not have any remaining restricted cash at March 31, 2005. Restricted cash at December 31, 2004, consisted of cash used to collateralize irrevocable standby letters of credit to several of our contract manufacturers and one technology partner. The standby letters of credit guaranteed performance of the obligations of certain of our foreign subsidiaries to pay for trade payables and contractual obligations. The associated letters of credit were cancelled in the three months ended March 31, 2005, and the cash collateral classified in “restricted cash” in the Company’s consolidated balance sheet at December 31, 2004 was released.

6.	Inventories

Inventories consist of the following:

	March 31,		December 31, 2004
	2005	2004
Raw materials	$37,572	$34,939	$36,433
Work in process	7,460	2,667	6,058
Finished goods	103,228	81,137	106,752
Reserves	(18,971)	(3,680)	(18,054)

Inventories, net	$129,289	$115,063	$131,189

Valuation of work in process inventory is an estimation of the Company’s liability to its contract manufacturers for products in production at the end of each fiscal period. This estimation is based upon normal production lead-times for products the Company has scheduled to receive in subsequent periods, plus a valuation of products it specifically knows are either completed or delayed in production beyond the normal lead-time flow.

7.	License Acquisition

In January 2004, the Company entered into a ten-year technology license agreement with a third party to jointly develop and customize our respective technologies to be combined in a platform and related licensed products. The agreement calls for license fee payments totaling $6,000, of which $5,000 was paid in 2004 and $1,000 was paid during the quarter ended March 31, 2005. This license fee is included in intangible assets on the consolidated balance sheet and is being amortized on a straight-line basis over the life of the contract.

8.	Comprehensive Loss

Comprehensive loss is comprised of net loss and currency translation adjustment.

	Three Months Ended March 31, 2005
	2005	2004
Net loss	$(19,879)	$(11,823)
Currency translation adjustment	(342)	(45)

Comprehensive loss	$(20,221)	$(11,868)

9.	Income Taxes

The Company’s effective tax rate was 29.5% for the three months ended March 31, 2005 and 34.3% for the same period in 2004. The lower effective tax rate in 2005 was primarily due to the benefits resulting from the changes in our international sourcing operations.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

10.	Derivative Financial Instruments

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

The Company does not use forward exchange hedging contracts for speculative or trading purposes. All forward contracts are carried on the balance sheet as assets or liabilities and the contract’s corresponding gains and losses are recognized immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. These gains and losses are included in “Other income (expense), net” on the consolidated statement of operations.

The Company realized net gains of $130 and $863 for the three months ended March 31, 2005 and March 31, 2004, respectively, related to its foreign currency exposure and hedging contracts.

At March 31, 2005, the Company had outstanding foreign exchange forward contracts, all with maturities of approximately one month, to purchase and sell approximately $19,500 in foreign currencies, including British Pounds, Canadian Dollars, Euros and Mexican Pesos. At March 31, 2005, the fair value of these contracts was not significant. The counterparties to these contracts are substantial and creditworthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts are not considered to be material. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no assurances that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations.

11.	Net Loss Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share (“SFAS 128”), which requires the presentation of basic net income (loss) per common share and diluted net income (loss) per common share. Basic net income (loss) per common share excludes any dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2005	2004
Numerator:
Net income	$(19,879)	$(11,823)

Denominator:
Class A and B — weighted average shares	61,303	59,373
Less: Shares of unvested stock	(116)	—

Denominator for basic and diluted net loss per Class A and B share	61,187	59,373

Net loss per Class A and B share:
Basic and Diluted	$(0.32)	$(0.20)

If the Company had reported net income for the three months ended March 31, 2005 and March 31, 2004, the calculations of diluted net income per Class A and B share would have included as of March 31, 2005 and March 31, 2004 additional common equivalent shares of 537 and 2,157, respectively, related to outstanding stock options and unvested stock (determined using the treasury stock method).

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

12.	Segment Reporting

The Company’s reportable segments include U.S. Consumer, International and Education and Training.

The U.S. Consumer segment includes the design, production and marketing of technology-based educational toys and books, sold primarily through U.S. retail channels. In the International segment, the Company designs, markets and sells products for sale mainly through retail channels in non-U.S. markets. The Education and Training segment includes the SchoolHouse division, which designs, produces and markets educational instructional materials sold primarily to pre-kindergarten through 8th grade school systems. The Education and Training segment also designs, produces and markets adult learning products.

	Net Sales	Loss from operations
Three Months Ended March 31, 2005
U.S. Consumer	$44,260	$(30,018)
International	17,533	728
Education and Training	10,066	191

Total	$71,859	$(29,099)

Three Months Ended March 31, 2004
U.S. Consumer	$46,498	$(19,821)
International	16,024	701
Education and Training	9,110	(126)

Total	$71,632	$(19,246)

Total Assets	March 31, 2005	March 31, 2004	December 31, 2004
U.S. Consumer	$421,182	$434,773	$435,255
International	58,523	41,281	107,372
Education and Training	15,899	3,210	17,167

Total	$495,604	$479,264	$559,794

Due to the seasonal nature of our business, the first quarter sales trend and product mix is not necessarily indicative of our expected full year results.

13.	Commitments

In March 2005, the Company renewed the lease for its corporate headquarters in Emeryville, California. The new lease is retroactive to January 1, 2005 and expires March 31, 2015. The Company’s minimum lease obligations over the term of the lease are $20,000.

14.	Legal Proceedings

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

In re LeapFrog Enterprises, Inc. Derivative Litigation

In July 2004, the Superior Court of the State of California, County of Alameda, granted the Company’s motion to dismiss with prejudice the consolidated derivative lawsuit, denying plaintiffs’ leave to amend the complaint, and entered final judgment in the action in favor of the Company and the individual officers and directors. In September 2004, the plaintiffs have appealed the dismissal. The dismissed derivative lawsuit was a consolidation of the Santos v. Michael Wood, et al. complaint, filed in December 2003, and a complaint captioned Capovilla v. Michael Wood, et al ., filed in March 2004. Both complaints alleged causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, based upon allegations that certain of the Company’s officers and directors issued or caused to be issued alleged false statements and allegedly sold portions of their stock holdings while in the possession of adverse, non-public information. In April 2004, the Superior Court consolidated both the Santos and Capovilla actions into a single action captioned In re LeapFrog Enterprises, Inc. Derivative Litigation, No. RG03130947.

Stockholder Class Action

On December 2, 2003, a class action complaint entitled Miller v. LeapFrog Enterprises, Inc., et al. , No. 03-5421 RMW, was filed in federal district court for the Northern District of California against the Company and certain of its current and former officers and directors alleging violations of the Securities Exchange Act of 1934, or 1934 Act. Subsequently, three similar actions were filed in the same court: Weil v. LeapFrog Enterprises, Inc., et al. , No. 03-5481 MJJ; Abrams v. LeapFrog Enterprises Inc., et al. , No. 03-5486 MJJ; and Ornelas v. LeapFrog Enterprises, Inc., et al., No. 03-5593 SBA. Each of those complaints purports to be a class action lawsuit brought on behalf of persons who acquired the Company’s Class A common stock during the period of July 24, 2003 through October 21, 2003. On February 18, 2004, the plaintiff in the Weil action amended her complaint and now seeks to maintain a class action on behalf of persons who acquired the Company’s Class A common stock during the period of July 24, 2003 through February 10, 2004. All of the complaints allege that the defendants caused the Company to make false and misleading statements about the Company’s business and forecasts about the Company’s financial performance, and that certain of its individual officers and directors sold portions of their stock holdings while in the possession of adverse, non-public information. The Weil complaint also alleges that the Company’s financial statements were false and misleading. The complaints do not specify the amount of damages sought. The court has not yet appointed a lead class plaintiff, and a consolidated complaint has not been filed. Discovery has not commenced and no trial date has been set. The Company anticipates that all of the actions will ultimately be consolidated into one action and that a consolidated amended complaint will be filed after the appointment of a lead plaintiff.

15.	Subsequent Events

On April 25, 2005, a class action complaint entitled The Parnassus Fund et al. v. LeapFrog Enterprises, Inc., et al., No. 05-01695 JSW, was filed in federal district court for the Northern District of California against the Company, its current CEO and former CFO alleging violations of the Securities Exchange Act of 1934. The complaint purports to be a class action lawsuit brought on behalf of persons who acquired LeapFrog securities during the period of February 11, 2004 through October 18, 2004. The complaint alleges that the defendants caused the Company to make false and misleading statements about its business, operations, management and value of its common stock, which allowed insiders to sell the Company’s common stock at artificially inflated prices and which caused plaintiffs to purchase the Company’s common stock at artificially inflated prices. The complaint does not specify the amount of damages sought. The Company has not yet responded to the complaint, discovery has not commenced, and no trial date has been established.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read with our financial statements and notes included elsewhere in this quarterly report on Form 10-Q. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or any variations of words with similar meanings. These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, risks and uncertainties discussed in this report, including those discussed under the heading “Risk Factors That May Affect Our Results and Stock Price” and those that are or may be discussed from time to time in our public announcements and filings with the SEC, such as in our 2004 Form 10-K, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our future Forms 8-K, 10-Q and 10-K. We undertake no obligation to revise the forward-looking statements contained in this quarterly report on Form 10-Q to reflect events or circumstances occurring after the date of the filing of this report.

OVERVIEW

We design, develop and market technology-based educational platforms, related interactive content research-based curriculum, and stand-alone products for sale to retailers, distributors and schools. We operate three business segments, which we refer to as U.S. Consumer, International, and Education and Training. To date, we have sold our products predominantly through the toy sections of major retailers and to educational institutions. For further information regarding our three business segments, see Note 23 to our consolidated financial statements contained in our 2004 Form 10-K.

LeapFrog’s mission is to become the leading brand for quality, technology-based educational products for home, school and work for all ages around the world. We believe that LeapFrog is in the early stage of accomplishing this mission. To date, we have established our brand and products largely focused on infants, toddlers, and children in preschool through grade school and primarily in the U.S. retail market. We believe that LeapFrog is, first and foremost, an educational products company, and we use the toy form and price points to make learning fun and cost-effective. As a result, our sales in our U.S. Consumer and International segments, our largest business segments, currently are generated in the toy aisles of retailers. The market for toy retailers has seen, and continues to see consolidation. In addition to the traditional channel of specialty toy retailers, of which Toys “R” Us has become the major player, the mass-market retail channel has grown in importance. For example, Wal-Mart, Target and a number of regional mass-market retailers have seen growth in their market shares within the U.S. toy retail market. The mass-market retailers have certain competitive advantages in the highly seasonal toy market because they have the ability to dedicate a significant amount of shelf space to toys during the fall holiday season, and then reduce the allocated shelf space for toys during the rest of the year. In addition, these mass-market retailers have greater financial resources and lower operating expenses than traditional specialty toy retailers and have driven down pricing and reduced profit margins for us and other players in the retail toy industry. We anticipate that the toy industry’s dependence on mass-market retailers will continue to grow.

Partially as a result of the influence of the mass-market retailers, Toys “R” Us recently conducted a strategic evaluation of its worldwide assets, and in March 2005 entered into an agreement to be acquired by a private investment group. This change in ownership may result in the closure of several Toys “R” Us stores and a reduction in the number of products that Toys “R” Us purchases from us.

Our Education and Training segment, which is represented almost entirely by our SchoolHouse division, currently targets the pre-kindergarten through 8th grade school market in the United States, including sales directly to educational institutions, to teacher supply stores and through catalogs aimed at educators. We believe that our SchoolHouse business will continue to grow as a result of the federal funding available for U.S. schools to purchase our products, the growing emphasis in the United States for formative assessments in schools in order to address the needs of students not performing at grade level, the need for early intervention and English Language Development solutions, and the increased focus on teacher quality and the need for professional development. In addition, as we continue to invest in the business, we intend to leverage economies of scale and increased expertise of our sales team, particularly with our growing installed base of SchoolHouse customers.

LeapFrog Realignment Plan

As disclosed in our 2004 Form 10-K, in the first quarter of 2005, we announced a three-pronged company-wide realignment initiative designed to address the following objectives:

•	Restore profitability;

•	Strengthen our infrastructure and business processes; and

•	Generate growth.

The following is an update on our progress with respect to each prong of our realignment initiative.

Restoring profitability.

We announced in February that we would reduce our workforce by over 180 people in our U.S. Consumer and International segments. We are currently on track with our headcount reduction plans. Under these plans, as of March 31, 2005, nearly 90 persons had left LeapFrog, with another 90 persons to phase out their employment over the next several months. The financial benefit of these headcount reductions will start to be realized in the second quarter of 2005, but we will not realize the full benefit of our workforce reduction until later in the year. These cost savings achieved in our realignment plan will mitigate investments we are making behind growth in our SchoolHouse division, information technology and marketing of new growth initiatives, such as the FLY pentop computer.

Strengthening our infrastructure and business processes.

Over the last several years, we have evolved from a small, focused, entrepreneurial organization, to a complex, global educational product company. We are aggressively taking action to make sure the right people and processes are in place for the future. We have strengthened our executive team through the hiring of a new Chief Information Officer in February and a new Senior Vice President of Supply Chain and Operations in April 2005. We also made improvements in our planning processes and are seeking to improve our service levels to our retail customers this fall. Further, we have installed an integrated strategic planning process driven at the senior levels of the organization and accompanied by additional metrics and controls and monthly operating reviews. That said, there remains work to be completed and actions to be taken to continue strengthening our infrastructure and business processes.

Generating growth.

We continue to prepare for the launch of our FLY pentop computer in fall 2005, and we are planning to capitalize on the success of our Leapster handheld by launching our Leapster L-MAX system, which is our first entry into the television-based entertainment and education platform market, in the second half of 2005. In the first quarter, we ran our “Titles for Teachers” campaign, our first consumer advertising that emphasized the strength of our products in schools as well as leveraged the popularity of our brand at retail.

Critical Accounting Policies, Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and reported disclosures. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowances for accounts receivable, inventories and related allowances, intangible assets, stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our 2004 Form 10-K. However, some of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. We believe the following critical accounting policies are the most significant in affecting judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue upon shipment of our products provided that there are no significant post-delivery obligations to the customer and collection is reasonably assured. Net sales represent gross sales less negotiated price allowances based primarily on volume purchasing levels, estimated returns, allowances for defective products, markdowns, and other sales allowances. A small portion of our revenue related to training, subscriptions and our Mind Station product, is deferred and recognized as revenue over a period of one to 18 months. Deferred revenue represented less than 1% of our net sales in each of the first quarters ended March 31, 2005 and March 31, 2004.

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

In the third quarter of 2004, we changed our disclosure of receivable allowances to include only allowances for doubtful accounts to better conform to the prevailing practice in our industry. Our other receivable allowances include allowances for product returns, charge backs, defective products and promotional markdowns. These other allowances totaled $30.7 million at March 31, 2005 and $13.7 million at March 31, 2004. These allowances are now treated as reductions of gross accounts receivable. All prior period financial statements have been adjusted to conform to the current period’s presentation.

Inventories and Related Allowance For Slow-Moving, Excess and Obsolete Inventory

Inventories are stated at the lower of cost, on a first-in, first-out basis, or market value and are reduced by an allowance for slow-moving, excess and obsolete inventories. Our estimate for slow-moving, excess and obsolete inventories is based on our management’s review of on-hand inventories compared to their estimated future usage and demand for our products. If actual future usage and demand for our products are less favorable than those projected by our management, additional inventory write-downs may be required. Reserves for excess and obsolete inventory were $19.0 million and $3.7 million during the quarter ended March 31, 2005 and March 31, 2004, respectively.

Intangible Assets

Intangible assets, including excess purchase price over the cost of net assets acquired (Goodwill), arose from our September 23, 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, and our acquisition of substantially all the assets of Explore Technologies on July 22, 1998. At March 31, 2005, our intangible assets had a net balance of $29.0 million. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires the use of a nonamortization approach to account for goodwill and some other intangible assets. We adopted the pronouncement effective January 1, 2002, and accordingly we no longer amortize goodwill and other indefinite-lived intangible assets. As of March 31, 2005, we had $19.5 million, net of goodwill and other indefinite-lived intangible assets that are no longer subject to amortization. At December 31, 2004, we tested our goodwill and other intangible assets for impairment based on the fair value of the cash flows that the business could be expected to generate in the future, known as the income approach. Based on this assessment we determined that no adjustments were necessary to the stated values. Intangible assets also include patents, and trademarks and licenses, which include a ten-year technology license agreement entered into in January 2004 to jointly develop and customize our optical scanning technology.

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

We capitalize the prepublication costs of books as content development costs. Only costs incurred with outside parties are capitalized. At March 31, 2005, the capitalized content development balance was $11.5 million, of which $8.3 million pertained to our Education and Training segment. At March 31, 2004, the capitalized content development balance was $11.0 million, of which $8.2 million pertained to our Education and Training segment. We amortize these assets from the time of publication over their estimated useful lives, which we estimated to be three years, using the sum of year’s digits method. If the related content is deemed to have a shorter useful life, the remaining balance is written off over a shorter period of time or when the content is no longer used in production.

We capitalize costs related to the production of home video in accordance with AICPA Statement of Accounting Position No 00-2, “Accounting by Producers or Distributors of Film.” Video production costs are amortized based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources on an individual production basis. At March 31, 2005 and March 31, 2004, the capitalized video production balance was $2.5 million and $1.2 million, respectively. If the related video production costs are deemed to have lower gross revenues than originally expected, the remaining balance is written off when the revised revenues are earned.

Amortization of content development costs and video production are classified as “cost of sales” in our consolidated statements of operations.

We capitalize costs related to manufacturing tools developed for our products. At March 31, 2005 and March 31, 2004, the capitalized manufacturing tools balance was $22.9 million and $17.6 million, respectively. We depreciate these assets on a straight-line basis, in cost of sales, over an estimated useful life of two years. If the related product line or our manufacturing production results in a shorter life than originally expected, we write-off the remaining balance when we remove the tool from production.

Stock-Based Compensation

We account for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, whereby compensation is generally not recorded for options granted at fair value to employees and directors.

In connection with stock options granted to employees in August 2001, we recorded an aggregate of $3.3 million of deferred compensation in stockholders’ equity for the year ended December 31, 2001. These options were considered compensatory because the deemed fair value of the underlying shares of Class A common stock in August 2001, as subsequently determined, was greater than the exercise price of the options. In accordance with APB 25, this deferred compensation will be amortized to expense through the second quarter of 2005 as the options vest. As of March 31, 2005, $2,000 remained to be amortized to expense.

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

In 2004, Mr. Kalinske, our Chief Executive Officer, entered into a new employment agreement providing for, among other things, acceleration of vesting and extension of the exercise period of his stock options upon the termination of his employment by LeapFrog without cause or by Mr. Kalinske for good reason (as defined in the agreement) or a change in control of LeapFrog during the term of the applicable agreement. Under applicable accounting principles, upon any termination of employment or change in control resulting in such acceleration or extension, we would be required to recognize compensation expense. The amount of any such compensation expense would depend on the number of option shares affected by the acceleration or extension and could be material to our financial results.

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

In February 2002, we converted 337,500 stock appreciation rights into options to purchase an aggregate of 337,500 shares of Class A common stock. Deferred compensation of approximately $0.9 million related to the unvested portion was amortized to expense as the options vested. As of March 31, 2005, this expense was fully amortized.

In July 2002, we converted all 1,585,580 stock appreciation rights into options to purchase an aggregate of 1,585,580 shares of Class A common stock. The expense related to the conversion of the vested stock appreciation rights was $1.5 million through July 2002 based on vested rights with respect to 192,361 shares of Class A common stock outstanding as of July 25, 2002 at our initial public offering price of $13.00 per share. Our deferred compensation expense in connection with the conversion of 1,310,594 unvested stock appreciation rights held by employees to options to purchase 1,310,594 shares of Class A common stock was $4.0 million. In accordance with generally accepted accounting principles, beginning in the third quarter of 2002 and for the subsequent 16 quarters, we will recognize this expense over the remaining vesting period of the options into which the unvested rights are converted. Deferred compensation related to the unvested portion will be amortized to expense as the options vest. To the extent any of the unvested options are forfeited, our actual expense recognized could be lower than currently anticipated. As of March 31, 2005, $0.3 million remained to be amortized to expense.

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

RESULTS OF OPERATIONS

The following table sets forth selected information concerning our results of operations as a percentage of consolidated net sales for the periods indicated:

	Three Months Ended March 31,
	2005	2004
Net sales	100.0%	100.0%
Cost of sales	61.4	55.4

Gross profit	38.6	44.6
Operating expenses:
Selling, general and administrative	46.2	37.4
Research and development	20.5	19.5
Advertising	9.0	12.1
Depreciation and amortization	3.4	2.5

Total operating expenses	79.1	71.5

Loss from operations	(40.5)	(26.9)
Interest and other income (expense) net	1.3	1.8

Loss before provision for income taxes	(39.2)	(25.1)
Provision for income taxes	(11.6)	(8.6)

Net loss	(27.6)%	(16.5)%

Net Sales

Net sales increased by $0.3 million, or 0.3%, from $71.6 million in the three months ended March 31, 2004 to $71.9 million in the three months ended March 31, 2005. On a constant currency basis, which assumes that the foreign currency rates were the same in the first quarter of 2005 as in the same period of 2004, our net sales decreased by 0.4%. Net sales mix continues to become more weighted toward our International and Education and Training segments.

Net sales for each segment, in dollars and as a percentage of total company net sales, were as follows:

	Three Months Ended March 31,
	2005		2004		Change
Segment	$(1)	% of Total Company Net Sales	$(1)	% of Total Company Net Sales	$(1)%
U.S. Consumer	$44.3	61.6%	$46.5	64.9%	$(2.2)	(5)%
International	17.5	24.3%	16.0	22.3%	1.5	9%
Education and Training	10.1	14.1%	9.1	12.8%	1.0	10%

Total Company	$71.9	100%	$71.6	100%	$0.3	0.3%

(1)	In millions.

U.S. Consumer. Our U.S. Consumer segment’s net sales decreased by $2.2 million, or 5%, from $46.5 million in the three months ended March 31, 2004 to $44.3 million in the three months ended March 31, 2005. Due to the seasonal nature of our business, the first quarter sales trend and product mix are not necessarily indicative of our expected full year results.

Net sales of platform, software and stand-alone products in dollars and as a percentage of the segment’s net sales were as follows:

	Net Sales				% of Total
	Three Months Ended March 31,		Change		Three Months Ended March 31,
	2005(1)	2004(1)	$(1)%		2005	2004
Platform	$11.6	$11.3	$0.3	3%	26.2%	24.3%
Software	17.9	22.1	(4.2)	(19)%	40.5%	47.6%
Stand-alone	14.8	13.1	1.7	13%	33.3%	28.1%

Net Sales	$44.3	$46.5	$(2.2)	(5)%	100.0%	100.0%

(1)	In millions.

The net sales decrease in the U.S. Consumer segment in the three months ended March 31, 2005 compared to the same period in 2004 was a result of the following factors:

•	We believe that retailers have been focused on reducing their existing inventories, which resulted in lower demand for our products.

•	Lower sales of our LittleTouch LeapPad platform. Sales of these platforms were particularly strong in the three months ended March 31, 2004 due to their short supply at the end of 2003.

We believe our competitive and retail environment will remain challenging in 2005. We also anticipate that the challenges in implementing new supply chain initiatives will continue into the second quarter of 2005. We recently hired a new Chief Information Officer and Senior Vice President of Supply Chain and Operations to lead the teams executing our realignment initiatives. We are working on new sales and marketing programs in our U.S. Consumer segment designed to revitalize our LeapPad business. In addition, a number of platforms, such as our FLY pentop computer and our Leapster L-MAX handheld for television-based learning, are expected to be introduced in fall 2005.

International. Our International segment’s net sales increased by $1.5 million, or 9%, from $16.0 million in the three months ended March 31, 2004 to $17.5 million in the three months ended March 31, 2005. The increase in international net sales is the result of our continuing efforts to establish business and promote our products in various international locations. The net sales increase in this segment was primarily due to:

•	Higher sales in France, Spain and Mexico due to larger market penetration resulting from more localized products and increased brand awareness.

•	Sales in German-language markets in Europe, where we have a new distributor. There were no sales to this distributor in the three months ended March 31, 2004.

•	Higher sales in Australia, where our distributor has conducted effective sales and marketing campaigns resulting in increased shelf space and brand awareness.

•	Foreign currency exchange rates favorably impacting our International segment’s net sales. Had foreign exchange rates been unchanged from 2004 rates, our International segment’s net sales growth would have been 6% instead of 9%.

While we expect lower growth rates in 2005 than we experienced in 2004, we anticipate the positive sales trend in our International segment overall to continue through the end of 2005, as we localize and launch even more learning products into our international markets. The Leapster handheld, the LeapPad Plus Writing platform and the LittleTouch LeapPad platform were introduced into many of our international markets in the second half of 2004. However, in the United Kingdom and Canada, the rate of growth has slowed, reflecting the maturing of these businesses.

Education and Training. Our Education and Training segment’s net sales increased by $1.0 million, or 10%, from $9.1 million in the three months ended March 31, 2004 to $10.1 million in the three months ended March 31, 2005. Our Education and Training segment’s net sales increase was a result of the following factors:

•	Increased average order size, increased sales to large districts and increased recurring sales from existing customers.

•	Continued success of our classroom-wide solution products, including our LeapTrack, Literacy Center, Language First! and Ready, Set, Leap! learning systems.

We expect the net sales increase trend in this segment to continue as we expand our reach of the LeapFrog brand in schools across the United States through organic growth and possible strategic transactions.

Gross Profit

Gross profit for each segment and the related percentage of each segment’s net sales were as follows:

	Three Months Ended March 31,						Percentage Point Difference of % of Segment’s Net Sales
	2005		2004		Change
Segment	$(1)	% of Segment’s Net Sales	$(1)	% of Segment’s Net Sales	$(1)%
U.S. Consumer	$13.6	30.6%	$19.5	41.9%	$(5.9)	(30)%	(11.3)
International	7.7	44.0%	7.2	45.1%	0.5	7%	(1.1)
Education and Training	6.5	64.6%	5.2	57.3%	1.3	25%	7.3

Total Company	$27.8	38.6%	$31.9	44.6%	$(4.1)	(13)%	(6.0)

(1)	In millions.

U.S. Consumer. The 11.3 percentage point decrease in our gross profit margin in our U.S. Consumer segment for the three months ended March 31, 2005 compared to the same period in 2004 was primarily due to:

•	Product mix resulting from lower sales of products with relatively high margins, such as our LeapPad software.

•	Sales of an increased percentage of closeout products as compared to the three months ended March 31, 2004.

•	Higher excess and obsolete adjustments to inventory than at the end of the first quarter of 2004, primarily related to the transition of the production of our Explorer interactive globes from Mexico to Asia.

•	Higher warehousing expenses resulting from our Fontana warehouse, which has high fixed costs, compared to the three months ended March 31, 2004, when warehousing costs were based on volume and inventory levels. Higher costs were also incurred related to the closure of a third-party warehouse, which resulted in additional non-recurring expenses for inventory transfers.

We anticipate the lower gross profit margin for our U.S. Consumer segment compared to 2004 to continue into the second quarter of 2005, primarily due to product mix issues, such as lower sales of higher margin products, and to a lesser degree the higher distribution center cost structure and expenses noted above.

International. The 1.1 percentage point decline in gross profit margin in our International segment for the three months ended March 31, 2005 compared to the same period in 2004, was primarily due to a change in product mix resulting from the sales of an increased volume of lower margin platforms and higher warehousing and freight costs.

Education and Training. The 7.3 percentage point increase in our Education and Training segment’s gross profit margin for the three months ended March 31, 2005 compared to the same period in 2004, was primarily due to increased net sales leverage achieved as the segment’s fixed expenses represent a lower percentage of those sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for each of our segments and the related percentage of each segment’s net sales were as follows:

	Three Months Ended March 31,
	2005		2004		Change
Segment	$(1)	% of Segment’s Net Sales	$(1)	% of Segment’s Net Sales	$(1)%
U.S. Consumer	$23.4	53.0%	$18.6	39.9%	$4.8	26%
International	4.2	23.7%	3.8	23.5%	0.4	11%
Education and Training	5.6	55.4%	4.4	48.8%	1.2	27%

Total Company	$33.2	46.2%	$26.8	37.4%	$6.4	24%

(1)	In millions.

As we do not allocate indirect selling, general and administrative expenses from our U.S. Consumer segment to our other segments, the selling, general and administrative expenses attributed to our U.S. Consumer segment includes indirect selling, general and administrative expenses attributable to our International and Education and Training segments.

The $6.4 million increase in selling, general and administrative expenses was primarily due to:

•	An increase in legal expense of approximately $2.7 million, primarily attributable to enforcing our patents. We anticipate our legal expense will be higher in the second quarter of 2005 as compared to the same period in 2004 as we prepare for trial in May 2005 in relation to our complaint against Fisher Price, Inc. and Mattel, Inc. See Note 14 to our consolidated financial statements in this report.

•	An increase in consulting and auditing fees of approximately $1.5 million, which include expenses resulting from the implementation of the internal control requirements of the Sarbanes-Oxley Act.

•	Higher employee costs of approximately $1.1 million associated with the Education and Training segment of our business, consistent with the growth of our SchoolHouse division.

•	Higher employee costs resulting from the restructuring announced during the first quarter of 2005. We recorded approximately $1.2 million of restructuring expenses due to the workforce reduction in the quarter ended March 31, 2005.

We anticipate financial benefits from our cost reduction strategies will be more evident in late 2005, as severance expenses associated with the termination of employees are offset by savings in salary expense in early 2005. We anticipate selling and administrative expenses to fall in dollars and as a percentage of sales in the latter part of 2005, as we continue to implement our cost reduction strategies.

Research and Development Expenses

Research and development expenses for each of our segments and the related percentage of each segment’s net sales were as follows:

	Three Months Ended March 31,
	2005		2004		Change
Segment	$(1)	% of Segment’s Net Sales	$(1)	% of Segment’s Net Sales	$(1)%
U.S. Consumer	$13.2	29.9%	$12.0	25.8%	$1.2	10%
International	0.8	4.6%	1.0	6.3%	(0.2)	(21)%
Education and Training	0.7	6.9%	0.9	9.9%	(0.2)	(21)%

Total Company	$14.7	20.5%	$13.9	19.5%	$0.8	6%

(1)	In millions.

As we do not allocate indirect research and development expenses from our U.S. Consumer segment to our other segments, the research and development expenses attributed to our U.S. Consumer segment includes indirect research and development expenses attributable to our International and Education and Training segments.

Research and development expenses increased in dollars, and were a higher percentage of net sales during the quarter for the U.S. Consumer segment, while the International and Education and Training segments each decreased spending on research and development. The increase in U.S. Consumer research and development spending primarily relates to our development of new Leapster software titles, as well as our FLY pentop computer platform and the Leapster L-MAX platform in anticipation of the introduction of these new platforms in the fall of 2005.

We classify research and development expenses into two categories, product development and content development. Product development expense reflects the costs related to the conceptual design, engineering and testing stages of our platforms and standalone products. Content development expense reflects the costs related to the conceptual design and testing stages of our software and books. These expenses are as follows:

	Three Months Ended March 31,
	2005		2004		Change
	$(1)	% of Total Company Net Sales	$(1)	% of Total Company Net Sales	$(1)%
Product development	$6.9	9.6%	$6.7	9.4%	$0.2	3%
Content development	7.8	10.9%	7.2	10.1%	0.6	8%

Research & Development	$14.7	20.5%	$13.9	19.5%	$0.8	6%

(1)	In millions.

Advertising Expense

Advertising expenses for each of our segments and the related percentage of each segment’s net sales were as follows:

	Three Months Ended March 31,
	2005		2004		Change
Segment	$(1)	% of Segment’s Net Sales	$(1)	% of Segment’s Net Sales	$(1)%
U.S. Consumer	$4.5	10.1%	$6.9	14.9%	$(2.4)	(35)%
International	2.0	11.2%	1.7	10.8%	0.3	14%
Education and Training	0.0	0.0%	0.1	1.0%	(0.1)	45%

Total Company	$6.5	9.0%	$8.7	12.1%	$(2.2)	(25)%

(1)	In millions.

As we do not allocate indirect advertising expenses from our U.S. Consumer segment to our other segments, the advertising expenses attributed to our U.S. Consumer segment includes indirect advertising expenses attributable to our International and Education and Training segments.

The decrease in advertising expense for the first quarter of 2005 as compared to the corresponding period of the prior year was primarily due to:

•	Lower television advertising expenses.

•	Lower spending for print media advertising related to our U.S. Consumer and SchoolHouse division catalogs.

Historically, our advertising expense increases significantly in dollars and as a percentage of net sales starting in the third and most heavily in the fourth quarters due to the concentration of our television advertising in the pre-holiday selling period. We anticipate that this seasonal trend will continue in 2005, but we expect that our full-year advertising spending will be consistent with 2004 as a percentage of sales.

Depreciation and Amortization Expenses (excluding depreciation of tooling and amortization of content development expenses, which are included in cost of sales)

Depreciation and amortization expenses increased by $0.6 million, or 35.5%, from $1.8 million in the first quarter of 2004, to $2.4 million in the first quarter of 2005. As a percentage of net sales, depreciation and amortization expenses increased to 3.4% in the first quarter of 2005 compared to 2.5% for the same period in 2004. The increase in depreciation and amortization expenses was primarily due to higher depreciation on new computer hardware and software and higher amortization for intangibles resulting from the amortization of a technology license agreement that was entered into in the first quarter of 2004. As the technology license agreement was entered into in the first quarter of 2004, the first quarter 2004 reflects only a partial quarter’s amortization whereas the quarter ended March 31, 2005 reflects a full quarter’s amortization.

Income (Loss) From Operations

Income or loss from operations for each of our segments and the related percentage of each segment’s net sales were as follows:

	Three Months Ended March 31, 2005,
	2005		2004		Change
Segment	$(1)	% of Segment’s Net Sales	$(1)	% of Segment’s Net Sales	$(1)%
U.S. Consumer	$(30.0)	(67.8)%	$(19.8)	(42.6)%	$(10.2)	(51)%
International	0.7	4.2%	0.7	4.4%	0.0	4%
Education and Training	0.2	1.9%	(0.1)	(1.4)%	0.3	252%

Total Company	$(29.1)	(40.5)%	$(19.2)	(26.9)%	$(9.9)	(51)%

(1)	In millions.

U.S. Consumer. The higher loss from operations in our U.S. Consumer segment is due to lower gross margin and higher operating expenses due to the factors discussed above.

International. Our International income from operations remained essentially flat compared to the same period in 2004.

Education and Training. The Education and Training segment’s improved income from operations resulted from higher net sales.

Other

Net interest income increased by $0.5 million from $0.4 million in the first quarter of 2004 to $0.9 million in the first quarter of 2005.

Other income (expense), net, which consisted primarily of foreign currency related activities, decreased by $0.8 million, from income of $0.9 million in the first quarter of 2004 to income of $0.1 million in the first quarter of 2005. The decrease is primarily due to gains during the first eight days of January 2004, when currency exposures were unhedged. We implemented our hedging program on January 9, 2004.

Our effective tax rate was 29.5% for the three months ended March 31, 2005 compared to 34.3% for the same period in 2004. The lower effective tax rate in 2005 was primarily due to the benefits resulting from the changes in our international sourcing arrangement. We anticipate our effective income tax rate for the full-year to be approximately 29.5%.

Net Loss

In the first quarter of 2005, net loss was $19.9 million, or 27.6% of net sales, as a result of the factors described above. In the same period of 2004, net loss was $11.8 million, or 16.5 % of net sales.

SEASONALITY

Our business is subject to significant seasonal fluctuations. The majority of our net sales and almost all of our net income are realized during the third and fourth calendar quarters. In addition, our quarterly results of operations have fluctuated significantly in the past, and can be expected to continue to fluctuate significantly in the future, as a result of many factors, including:

•	Seasonal influences on our sales, such as the holiday shopping season and back-to-school purchasing.

•	Unpredictable changes in consumer preferences and spending trends.

•	The need to increase inventories in advance of our primary selling season.

•	The timing of orders by our customers and timing of introductions of our new products.

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

LIQUIDITY AND CAPITAL RESOURCES

LeapFrog’s primary sources of liquidity during the quarter ended March 31, 2005 have been:

•	Existing cash and cash equivalent balances.

•	Cash received from the collection of accounts receivable balances generated from sales during the fourth quarter of 2004.

Cash and related balances are:

	March 31,
	2005(1)	2004(1)	Change(1)
Cash and cash equivalents	$35.3	$45.8	$(10.5)
Short term investments	150.8	154.8	(4.0)

	$186.1	200.6	$(14.5)

% of total assets	38%	42%
Restricted Cash
Short Term	$—	$8.4	$(8.4)
Long Term	—	5.0	(5.0)

	$—	$13.4	$(13.4)

Long term investments	$3.7	$—	$3.7

(1)	In millions.

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

We have access to an unsecured credit facility to fund our operations, if needed. This unsecured credit facility of $30 million was entered into on December 31, 2002, with an option to increase the facility to $50 million, for working capital purposes. This agreement was amended in February 2004 to raise the allowable limit of investment in our foreign subsidiaries. On December 31, 2004, we exercised our option and increased the facility to $50 million. We had outstanding letters of credit at March 31, 2005 of $0.2 million secured by this credit facility. Our outstanding letters of credit at March 31, 2004 were $13.6 million, of which $13.4 million was cash collateralized and $0.2 million was secured by our credit line.

Our unsecured credit facility requires that we comply with certain financial covenants, including the maintenance of a minimum quick ratio on a quarterly basis and a minimum level of “EBITDA,” as defined in the agreement, on a rolling quarterly basis. We received a waiver from the financial institution specifically for the maintenance of a minimum level of EBITDA for the quarter ended March 31, 2005. On March 31, 2005, we were in compliance with all covenants taking into account the waiver issued by the financial institution. We are in discussions with the financial institution to address the financial covenants we will be required to comply with going forward.

The level of a certain financial ratio maintained by us determines interest rates on borrowings. The interest rate will be between prime and prime plus 0.25% or LIBOR plus 1.25% and LIBOR plus 2.00%. This facility expires on December 31, 2005. We are currently evaluating our future credit needs.

Cash and cash equivalents decreased by $25.2 million during the quarter ended March 31 2005. The change in cash and cash equivalents was as follows:

	March 31,
	2005(1)	2004(1)	Change(1)
Net cash provided by operating activities	$90.6	$108.4	$(17.8)
Net cash used in investing activities	(116.2)	(111.1)	(5.1)
Net cash provided by financing activities	3.2	3.4	(0.2)
Effect of exchange rate changes on cash	(2.8)	(0.2)	(2.6)

(Decrease)/increase in cash and cash equivalents	$(25.2)	$0.5	$(25.7)

(1)	In millions.

Cash and cash equivalents combined with short-term investments declined $14.5 million from March 31, 2004 to March 31, 2005. The decline was primarily caused by an increase in inventory of $14.2 million and our net loss from operations, offset by $12.8 million of cash received from the exercise of stock options and employee stock plan purchases.

Our cash flow is very seasonal as over 75% of our sales typically occur in the last two quarters of the year as retailers expand inventories for the holiday selling season. Our accounts receivable balances are the highest in the last two months of the fourth quarter, and payments are not due until the first quarter of the following year. Cash used in operations is typically the highest in the third quarter as we increase inventory to meet the holiday season demand. The following table shows certain quarterly cash flow from operating activities data that illustrates the seasonality of our business:

	Net Cash Provided By (Used In) Operating Activities
	2005(1)	2004(1)	2003(1)
1st Quarter	$90.6	$108.4	$50.1
2nd Quarter	N/A	(31.8)	(1.4)
3rd Quarter	N/A	(48.5)	(34.0)
4th Quarter	N/A	(27.9)	12.1

Total	N/A	$0.2	$26.8

(1)	In millions.

Operating Activities

The $17.8 million decrease in net cash provided by operating activities for the three months ended March 31, 2005 compared to the same period in 2004, was primarily due to the following factors:

•	Lower collections of year-end accounts receivable, which resulted from lower sales in the fourth quarter of 2004 than in the fourth quarter of 2003.

•	Higher net loss for the three months ended March 31, 2005 compared to the same period in the prior year.

Working Capital – Major Components

Due to the seasonality of our business, our discussion is focused on the changes in working capital components from the current period to the corresponding period last year. We believe comparisons of working capital from our fiscal year end (December 31) to the current period are not meaningful and explanations for such changes are not included.

Accounts receivable

Gross accounts receivable was $71.7 million at March 31, 2005, $70.0 million at March 31, 2004 and $230.7 million at December 31, 2004. Allowances for doubtful accounts were $2.4 million at March 31, 2005, $0.9 million at March 31, 2004 and $2.5 million at December 31, 2004. Our days-sales-outstanding, or DSO, at March 31, 2005 was 86.8 days compared to 86.9 days at March 31, 2004. Our DSO at December 31, 2004 was 80.0 days.

Allowances for doubtful accounts, as a percentage of gross accounts receivable, increased from 1.2% at March 31, 2004, to 3.3% at March 31, 2005. At December 31, 2004, allowances for accounts receivable were 1.1% of gross accounts receivable. The increase in the allowance for doubtful accounts as a percentage of prior year accounts receivable balances is related to an increase in customer deductions resulting from unresolved freight and other pricing related issues.

Inventory

Inventory was $129.3 million at March 31, 2005, $115.1 million at March 31, 2004 and $131.2 million at December 31, 2004. Inventory increased by $14.2 million, or 12%, from March 31, 2004 to March 31, 2005. We are implementing strategies to better forecast and control our inventories.

The $14.2 million increase in inventory from March 31, 2004 to March 31, 2005 consisted primarily of the following:

•	$7.4 million increase in raw materials due to cancelled production orders in process.

•	$3.5 million increase in finished goods for the United States and Canada reflecting lower sales in the fourth quarter of 2004 than we expected.

•	$3.3 million increase to support growth in our International segment.

Deferred income taxes

We recorded a current deferred tax asset of $34.2 million at March 31, 2005, $18.8 million at March 31, 2004 and $25.0 million at December 31, 2004. The increase in our deferred income tax asset was primarily due to net operating losses in the current and prior periods.

We recorded a noncurrent deferred tax asset of $7.1 million at March 31, 2005, $0.6 million at March 31, 2004 and $6.7 million at December 31, 2004. The year-over-year increase was primarily due to additional research and development credits available to be carried forward to future periods.

Accounts payable

Accounts payable was $32.2 million at March 31, 2005, $38.6 million at March 31, 2004 and $62.8 million at December 31, 2004. The decrease in accounts payable from March 31, 2004 to March 31, 2005, was due to the timing of payments. We schedule payments on the same day of each week. In March 2005, this day coincided with the last day of the quarter, and in March 2004, this day was immediately after the end of the quarter.

Accrued liabilities

Accrued liabilities were $36.3 million at March 31, 2005, $26.3 million at March 31, 2004 and $53.8 million at December 31, 2004. The increase in accrued liabilities from March 31, 2004 to March 31, 2005 consisted of the following:

•	Higher legal fees primarily associated with defending our patents.

•	Higher auditing expenses incurred in connection with compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002.

•	The overall increase in operating and warehousing expenses in the first quarter of 2005.

Income taxes payable

Income taxes payable was $6.8 million at March 31, 2005, $3.1 million at March 31, 2004 and $7.0 million at December 31, 2004. The increase from March 31, 2004 to March 31, 2005 was primarily due to changes in estimates of our liability based on our assessment of the uncertainties related to our current tax positions.

Substantially all of our income tax payments are made in December and March due to the seasonality of our business. In the first three months of 2005, $0.4 million in income tax payments were made. We made no payments during the same period of 2004. The income tax payments were primarily due to foreign income taxes resulting from higher taxable income in our International business segment.

Investing Activities

Net cash used in investing activities was $116.2 million in the three months ended March 31, 2005, compared to $111.1 million for the same period in 2004. The primary components of net cash used in investing activities for the first three months of 2005 compared to the same period of 2004 were:

•	Net purchases of investments of $114.1 million in 2005 compared with $101.0 million in 2004.

•	Purchase of property and equipment of $2.0 million in 2005, primarily related to the Fontana distribution center compared to $4.1 million in 2004.

Financing Activities

Net cash provided by financing activities was $3.2 million in the three months ended March 31, 2005 compared to $3.4 million for the same period in 2004. The primary component of cash provided by financing activities in both years was proceeds received from the exercise of stock options and purchases of our Class A common stock pursuant to our employee stock purchase plan.

Commitments

In March 2005, we renewed the lease for our corporate headquarters in Emeryville, California. The new lease is retroactive to January 1, 2005 and expires March 31, 2015. Our minimum lease obligations over the term of the lease are $20.0 million.

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

Sales of consumer electronics and toy products in the retail channel are highly seasonal, causing the majority of our sales to retailers to occur during the third and fourth quarters. In 2004, approximately 76% of our total net sales occurred during this period. This percentage of total sales may increase as retailers become more efficient in their control of inventory levels through just-in-time inventory management systems. Generally, retailers time their orders so that suppliers like us will fill the orders closer to the time of purchase by consumers, thereby reducing their need to maintain larger on-hand inventories throughout the year to meet demand. While these techniques reduce retailers’ investments in their inventory, they increase pressure on suppliers to fill orders promptly and shift a significant portion of inventory risk and carrying costs to suppliers like us. The logistics of supplying more products within shorter time periods will increase the risk that we fail to meet tight shipping schedules, which could damage our relationships with retailers, increase our shipping costs or cause sales opportunities to be delayed or lost. For example, in the second half of 2004, we had operational difficulties related to our new U.S. distribution center, which had an adverse impact on our 2004 financial results. The seasonal pattern of sales in the retail channel requires significant use of our working capital to manufacture and carry inventory in anticipation of the holiday season, as well as early and accurate forecasting of holiday sales. Failure to predict accurately and respond appropriately to consumer demand on a timely basis to meet seasonal fluctuations, or any disruption of consumer buying habits during this key period, would harm our business and operating results.

Our quarterly operating results are susceptible to fluctuations that could cause our stock price to decline.

Historically, our quarterly operating results have fluctuated significantly. For example, our net loss for first quarter of 2005 was $(19.9) million. Our net income (loss) for the first, second, third and fourth quarters of 2004 was $(11.8) million, $(7.4) million, $20.2 million and $(7.5) million, respectively. Our net income (loss) for the first, second, third and fourth quarters of 2003 was $(1.0) million, $(3.9) million, $33.4 million and $44.2 million, respectively. We expect these fluctuations to continue for a number of reasons, including:

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

For example, Toys “R” Us, one of our key customers, recently entered into an agreement to be acquired by a private investment group. This change in ownership may result in the closure of several Toys “R” Us stores and a reduction in the number of products that Toys “R” Us purchases from us. In turn, the effects of any change, reduction, or delay in orders from Toys “R” Us or other retailers could have a material effect on our quarterly operating results.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004, and this assessment identified material weaknesses in our internal control over financial reporting. Discussion of these weaknesses and our responsive measures are summarized in “Item 9A. Controls and Procedures” of our 2004 Form 10-K and Item 4 of this Form 10-Q. Although our independent auditors have issued an unqualified opinion on our 2004 financial statements and we have taken steps to correct the internal control deficiencies that resulted in these material weaknesses, the effectiveness of the steps we have taken to date and the steps we are still in the process of taking to improve the reliability of our financial statements in the future are subject to continued management review supported by confirmation and testing by our internal auditors, as well as oversight by the audit committee of our board of directors. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or prevent us from accurately reporting our financial results or cause us to fail to meet our reporting obligations in the future. In addition, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. Insufficient internal controls could also cause investors to lose confidence in our reported financial information, which could result in the decrease of the market price of our Class A common stock.

Our rapid growth has presented significant challenges to our management systems and resources, particularly in our supply chain and information systems, and as a result we may experience difficulties managing our growth.

We have grown rapidly, both domestically and internationally. Our net sales were $314.2 million in 2001 and $640.3 million in 2004. During this period, the number of different products we offered at retail also increased significantly, and we have opened offices in Canada, France, Macau and Mexico. At December 31, 2001, we had 438 full-time employees and at March 31, 2005, we had 847 full-time employees. In July 2004, we began consolidating multiple third-party distribution warehouses into a single distribution warehouse to handle our needs. This warehouse is being operated by a new third-party logistics service provider. During the second half of 2004, we had significant difficulties operating our existing management systems and the new consolidated distribution center during our peak shipping season. This expansion has presented, and continues to present, significant challenges for our management systems and resources and has resulted in a significant adverse impact on our operating and financial results. As a result, we are upgrading existing, and implementing new enterprise resource planning, or ERP, systems, including a new global instance of Oracle e-Business Suite 11i and other Oracle-based systems, as well as a comprehensive suite of customer relationship management applications. If we fail to successfully re-implement our ERP systems and related integrations at all or on a timely basis, or if we fail to improve and maintain management systems and resources sufficient to keep pace with our business needs, our business could be disrupted or constrained, and our operating results would suffer.

We depend on key personnel, and we may not be able to retain, hire and integrate sufficient qualified personnel to maintain and expand our business.

Our future success depends partly on the continued contribution of our key executives, technical, sales, marketing, manufacturing and administrative personnel. The loss of services of any of our key personnel could harm our business. The loss of the services of any of our officers or senior managers, or our inability to fill or delay in filling key positions, could disrupt operations in their respective departments and could cause our financial results to suffer. Recruiting and retaining skilled personnel is highly competitive. If we fail to retain, hire, train and integrate qualified employees and contractors, we will not be able to maintain and expand our business. In addition, several members of our senior management have been with us for less than one year, including our Chief Financial Officer, Chief Marketing Officer, Chief Information Officer, and our Senior Vice President of Supply Chain and Operations. Any failure to integrate these senior officers into our business or to manage our expansion effectively could harm our business.

We currently rely, and expect to continue to rely, on our LeapPad family of platforms and related interactive books for a significant portion of our sales.

Our Classic LeapPad, LeapPad Plus Writing and Quantum LeapPad platforms, each of which is based on our NearTouch technology, together with interactive books related to those platforms that are generally compatible with any of those platforms, accounted for an aggregate of approximately 37% of our net sales in 2004. Our My First LeapPad platform and My First LeapPad interactive books accounted for an aggregate of approximately 9% of our net sales in 2004, and our Leapster learning system and its interactive software accounted for an aggregate of approximately 16% of our net sales in 2004. Except as noted above, no other product line, together with any related software, accounted for more than approximately 10% of our net sales in 2004. A significant portion of our future sales will depend on the continued commercial success of our Classic LeapPad, LeapPad Plus Writing, Quantum LeapPad platforms and compatible interactive books, our My First LeapPad platforms and related interactive books, and our Leapster learning system and related interactive software. If the sales for our Classic LeapPad, LeapPad Plus Writing, Quantum LeapPad and My First LeapPad platforms and our Leapster learning system are below expected sales or if sales of their related interactive books do not grow as we anticipate, sales of our other products may not be able to compensate for these shortfalls and our overall sales would suffer.

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

We do not have long-term agreements with any of our retailers. As a result, agreements with respect to pricing, shelf space, cooperative advertising or special promotions, among other things, are subject to periodic negotiation with each retailer. Retailers make no binding long-term commitments to us regarding purchase volumes and make all purchases by delivering one-time purchase orders. Any retailer could reduce its overall purchases of our products, reduce the number and variety of our products that it carries and the shelf space allotted for our products, decide not to incorporate versions of our branded shelf displays in its stores or otherwise materially change the terms of our current relationship at any time. Any such change could significantly harm our business and operating results.

Our international consumer business may not succeed and our future operating results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

We have limited experience with sales operations outside the United States. We began selling directly to retailers in Canada in June 2002, to retailers in France in July 2002, and to retailers in Mexico in September 2003, and we entered the German-speaking markets in Europe through our distributor, Stadlbauer Marketing + Vertrieb G.m.b.H., in fall 2004. We derived approximately 24% of our net sales from outside the United States in 2004, 14% in 2003, and 10% in 2002. We intend to develop further our direct sales efforts, distributor relationships and strategic relationships with companies with operations outside of the United States, such as Benesse Corporation in Japan. However, these and other efforts may not help increase sales of our products outside the United States. Our business is, and will increasingly be, subject to risks associated with conducting business internationally, including:

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

We launched our Education and Training Group in June 1999 to deliver classroom instructional programs to the pre-kindergarten through 8th grade school market and explore adult learning opportunities. To date the SchoolHouse division, which accounts for substantially all of the results of our Education and Training segment, has incurred cumulative operating losses. Sales from our SchoolHouse division’s curriculum-based products will depend principally on broadening market acceptance of those products, which in turn depends on a number of factors, including:

•	our ability to demonstrate to teachers and other key educational institution decision-makers the usefulness of our products to supplement traditional teaching practices;

•	the willingness of teachers, administrators, parents and students to use products in a classroom setting from a company that may be perceived as a toy manufacturer;

•	the effectiveness of our sales force;

•	our ability to generate recurring revenue from existing customers through various marketing channels; and

•	the availability of state and federal government funding to defray, subsidize or pay for the costs of our products which may be severely limited due to:

-	budget shortfalls currently faced by many states and the federal government;

-	reappropriation by states and the federal government for natural disaster relief; and

-	our ability to demonstrate that our products improve student achievement.

If we cannot continue to increase market acceptance of our SchoolHouse division’s supplemental educational products, the division may not be able to sustain its recent operating profits and our future sales could suffer. As of December 31, 2004, the net unamortized balance of our capitalized content development costs relating to our SchoolHouse division was $1.6 million. If the SchoolHouse division does not continue to achieve operating profits, we may have to accelerate the write-off of some or all of the balance of these costs, which could significantly harm our operating results.

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

Our success depends in large part on our proprietary technologies that are used in our learning platforms and related software, such as our LittleTouch LeapPad, My First LeapPad, Classic LeapPad, LeapPad Plus Writing, Quantum LeapPad and Leapster platforms, as well as our Explorer and Odyssey interactive globe series. Our proprietary technologies are also used in the products we are developing, such as our FLY pentop computer and Leapster L-MAX television-based learning system, both of which are scheduled to launch in fall 2005. We rely, and plan to continue to rely, on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. The contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our intellectual property or deter independent third-party development of similar technologies. For example, we are aware that products very similar to some of ours have been produced by others in China, and we are seeking to enforce our rights. However, we may not be able to enforce our intellectual property rights, if any, in China or other countries where such product may be manufactured or sold. Monitoring the unauthorized use of our intellectual property is costly, and any dispute or other litigation, regardless of outcome, may be costly and time-consuming and may divert our management and key personnel from our business operations. The steps we have taken may not prevent unauthorized use of our intellectual property, particularly in foreign countries where we do not hold patents or trademarks or where the laws may not protect our intellectual property as fully as in the United States. Some of our products and product features have limited intellectual property protection, and, as a consequence, we may not have the legal right to prevent others from reverse engineering or otherwise copying and using these features in competitive products. For additional discussion of litigation related to the protection of our intellectual property, see “Item 3. Legal Proceedings.— LeapFrog Enterprises, Inc. v. Fisher-Price, Inc. and Mattel, Inc. “ of our 2004 Form 10-K If we fail to protect or to enforce our intellectual property rights successfully, our rights could be diminished and our competitive position could suffer, which could harm our operating results.

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

Any errors or defects contained in our products, or our failure to comply with applicable safety standards could result in delayed shipments or rejection of our products, damage to our reputation and expose us to regulatory or other legal action.

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

Earthquakes, fires or other events outside of our control may damage our information systems, our facilities or the facilities of third parties on which we depend.

Our U.S. distribution centers, including our distribution center in Fontana, California, our Los Gatos, California engineering office and our Emeryville corporate headquarters are located in California near major earthquake faults that have experienced earthquakes in the past. An earthquake or other natural disasters could disrupt our operations. Additionally, the loss of electric power, such as the temporary loss of power caused by power shortages in the grid servicing our facilities in California, could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could impair our distribution of products, damage inventory, interrupt critical functions or otherwise affect our business negatively, harming our operating results. Our existing earthquake insurance relating to our distribution center may be insufficient and does not cover any of our other operations. Further, fires, fire suppression materials or prolonged power outages could interrupt or damage our data center and information technology systems and we may not be able to re-establish our systems on a timely basis or at all, which would significantly interrupt our business operations. If our offices, or the facilities of our third-party finished goods or component manufacturers, are affected by earthquakes, fires, power shortages, floods, monsoons, terrorism or other events outside of our control, our business could suffer.

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

Holders of our Class A common stock will not be able to affect the outcome of any stockholder vote. Our Class A common stock entitles its holders to one vote per share, and our Class B common stock entitles its holders to ten votes per share on all matters submitted to a vote of our stockholders. As of April 11, 2005, Lawrence J. Ellison and entities controlled by him beneficially owned approximately 16.8 million shares of our Class B common stock, which represents approximately 54% of the combined voting power of our Class A common stock and Class B common stock. As a result, Mr. Ellison controls all stockholder voting power, including with respect to:

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

Provisions in our charter documents, Delaware law and our credit facility agreement may delay or prevent an acquisition of LeapFrog, which could decrease the value of our Class A common stock.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it harder for a third-party to acquire us without the consent of our board of directors. These provisions include limitations on actions by our stockholders by written consent and the voting power associated with our Class B common stock. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used by our board of directors to effect a rights plan or “poison pill” that could dilute the stock ownership of a potential hostile acquirer and may have the effect of delaying, discouraging or preventing an acquisition of LeapFrog. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding voting stock. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders. In addition, under the terms of our credit agreement for our unsecured senior credit facility, we may need to seek the written consent of the bank issuing the credit facility if the acquisition of LeapFrog does not meet one of the enumerated exceptions set forth in the credit agreement. Obtaining the bank’s written consent may delay an acquisition of LeapFrog.

Our stockholders may experience significant additional dilution upon the exercise of options or issuance of stock awards.

As of April 11, 2005 there were outstanding under our equity incentive plans options to purchase a total of approximately 5.9 million shares of Class A common stock. Contemporaneous with our July 2002 initial public offering, we registered approximately 17.4 million shares of Class A common stock issuable under our equity incentive plans, which include the shares issuable upon exercise of all of our options outstanding as of the date of our initial public offering as well as options to be granted in the future. In addition, in June 2004 our stockholders approved an amendment to our 2002 Equity Incentive Plan that increased the number of shares of our Class A common stock available for issuance under the plan by 2,500,000 shares and to implement a performance-based stock award program. To the extent we issue shares upon the exercise of any of options, performance-based stock award grants or pursuant to other equity incentive awards issued under our 2002 Equity Incentive Plan, investors in our Class A common stock will experience additional dilution.

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

For the three months ended March 31, 2005, we recognized net gains of approximately $0.1 million resulting from fluctuations in foreign currency exchange rates. For the same period in 2004, we experienced a foreign currency exchange gain of approximately $0.9 million.

Cash equivalents and short-term investments are presented at fair value on our balance sheets. We invest our excess cash in accordance with our investment policy. Any adverse changes in interest rates or securities prices may harm the valuation of our short-term investments and operating results. At March 31, 2005 and December 31, 2004, our cash was invested primarily in municipal money market funds, short term fixed income auction rate municipal securities and auction rate preferred securities. Due to the short-term nature of these investments, a 50 basis point movement in market interest rates would not have a material impact on the fair value of our portfolio at March 31, 2005.

We are exposed to market risk from changes in interest rates on our outstanding bank debt. The level of a certain financial ratio maintained by us determines interest rates we pay on borrowings. The interest rate will be between prime and prime plus 0.25% or LIBOR plus 1.25% and LIBOR plus 2.00%. Prime rate is the rate publicly announced by Bank of America as its prime rate. The interest cost of our bank debt is affected by changes in either prime rates or LIBOR. Any adverse changes could harm our operating results. As of March 31, 2005, we had no outstanding debt and outstanding letters of credit of $0.2 million.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures or “disclosure controls.” This controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO. Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this report. In the course of the controls evaluation, we identified data errors and control problems and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K.

Based upon the controls evaluation, our CEO and CFO have concluded that, as a result of the matters discussed below with respect to our internal control over financial reporting, our disclosure controls as of March 31, 2005 were not effective.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed our internal control over financial reporting as of December 31, 2004, the end of our fiscal year. Based on this assessment, management identified material weaknesses in internal control over financial reporting in the following three areas:

•	revenue and accounts receivable;

•	cost of goods sold and inventory; and

•	information technology controls.

For information relating to the insufficient controls that resulted in the material weaknesses noted above, please see the discussion under “Item 9A. Controls and Procedures—Management Report on Internal Control Over Financial Reporting” contained in our 2004 Form 10-K.

Remediation Actions to Address Material Weaknesses in Internal Control over Financial Reporting

Management believes that actions that we have taken since December 31, 2004 and the further actions that we have taken or expect to take in 2005, will address the material weaknesses in our internal control over financial reporting noted above. Some of these remediation actions are discussed below.

Actions Taken During the Quarter Ended March 31, 2005

Revenue and Accounts Receivable

In relation to the material weakness in the area of revenue and accounts receivable, we took the following actions during the quarter ended March 31, 2005:

•	Manual detective controls have been put in place in advance of systems controls to confirm that the population of credit memos are appropriately authorized.

Information Technology Controls

In relation to the material weakness in the area of information technology controls, we took the following actions during the quarter ended March 31, 2005:

•	Our new Chief Information Officer, who started in February 2005, has developed a comprehensive information technology system strategy that supports our business strategy and our need for appropriate processes and policies related to internal controls.

Actions Taken or to be Taken After the Quarter Ended March 31, 2005

Revenue and Accounts Receivable

In relation to the material weakness in the area of revenue and accounts receivable, we have taken or expect to take the following actions:

•	Duties will be segregated in the accounts receivable area between persons who have control over credit and persons who have control over billing, and systems will be implemented that will allow our personnel access only to those system areas to which they require access in the normal execution of their duties.

•	A layer of automated controls will be applied to existing and future information technology systems that will physically limit and restrict the ability of system users to enter, change, and view data within the system, and that will track and provide a detailed history of changes to key elements of the data.

Cost of Goods Sold and Inventory

In relation to the material weakness in the area of cost of goods sold and inventory, we have taken or expect to take the following actions:

•	Supply chain leadership has been upgraded through the addition of a senior executive with overall responsibilities for the function.

•	Accounting capabilities will be strengthened through improved additional staffing and training.

•	Corporate ERP systems will be redesigned and implemented to confirm the proper, necessary and appropriate levels and breadth of access and control to functional areas of our systems.

•	Regular, periodic test counts of physical inventories will be conducted and appropriately reviewed and documented.

•	Reconciliations of physical inventory results to inventory ledgers and related cost of goods sold accruals will be properly reviewed and documented.

•	Estimations of work-in-process inventories will be adequately supported and properly reviewed.

•	Variances from standards will be separately tested and reviewed for reasonableness in relation to calculated amounts to ensure the general ledger balances are reasonable based on these calculations.

•	A formal return-to-vendor policy will be put in place to confirm that systems appropriately reflect returns of inventory back to our vendors.

•	Bill of material maintenance processes and work order processes will be changed to ensure accurate relief of inventory.

•	Duties will be segregated between our inventory and purchasing staff to prevent our personnel from having inappropriate access to system areas controlling the set-up of new vendors, the creation of purchase orders and access to our inventory purchasing and receiving functions. In addition, software controls will be applied to our existing and future ERP systems to adequately enforce this segregation.

Information Technology Controls

In relation to the material weakness in the area of information technology controls, we have taken or expect to take the following actions:

•	Corporate ERP systems are being re-designed and implemented to properly align these systems with corporate business objectives. The re-design is intended to ensure that these systems properly enable and support our corporate business objectives and include appropriate levels of control and security.

•	The number of different software vendors and information system architectures that constitute our current ERP systems are being reduced in order to decrease complexity and increase the uniformity, usability, reliability, efficiency, security and effectiveness of these systems.

•	System end users are being trained in the proper set-up, testing and use of the corporate ERP systems, in order to establish functional accountability and responsibility for corporate ERP systems within a core of educated and responsible end users across our company.

•	Proper controls for our ERP systems are being implemented and documented that limit access to system functions consistent with appropriately segregated duties of our financial and operation staff in the normal execution of their respective duties.

•	Information technology functional capabilities have been upgraded or added to establish stronger communication and planning between the information technology department and the functional teams within LeapFrog that use the systems to provide decision makers with accurate, timely, and appropriate information for them to make proper business decisions.

•	Information technology department processes are being established, documented, and enforced to ensure that all information system initiatives, including upgrades, patches and bug fixes, are appropriately prioritized, approved, documented and reported.

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

Changes in Internal Control Over Financial Reporting

Except as noted above under the heading, “Remediation Actions to Address Material Weaknesses in Internal Control over Financial Reporting—Actions Taken During the Quarter Ended March 31, 2005,” there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

On April 25, 2005, a class action complaint entitled The Parnassus Fund et al. v. LeapFrog Enterprises, Inc., et al., No. 05-01695 JSW, was filed in federal district court for the Northern District of California against LeapFrog, its current CEO and former CFO alleging violations of the Securities Exchange Act of 1934. The complaint purports to be a class action lawsuit brought on behalf of persons who acquired LeapFrog securities during the period of February 11, 2004 through October 18, 2004. The complaint alleges that the defendants caused us to make false and misleading statements about our business, operations, management and value of our common stock, which allowed insiders to sell LeapFrog common stock at artificially inflated prices and which caused plaintiffs to purchase LeapFrog common stock at artificially inflated prices. The complaint does not specify the amount of damages sought. We have not yet responded to the complaint, discovery has not commenced, and no trial date has been established. While we intend to defend against this action vigorously and do not believe that the lawsuit will have a material effect on our financial position, results of operations or cash flows, there can be no assurance as to the ultimate disposition of the lawsuit.

Item 6.	Exhibits.

(a)	Exhibit Index

3.03*	Amended and Restated Certificate of Incorporation.

3.04*	Amended and Restated Bylaws.

4.01*	Form of Specimen Class A Common Stock Certificate.

4.02**	Fourth Amended and Restated Stockholders Agreement, dated May 30, 2003, among LeapFrog and the investors named therein.

10.36	Employment Agreement, dated effective as of April 3, 2005, between Michael J. Dodd and LeapFrog

10.37	Employment Agreement, dated effective as of April 1, 2005 between Paul A. Rioux and LeapFrog

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit previously filed with LeapFrog’s registration statement on Form S-1 (SEC File No. 333-86898).

**	Incorporated by reference to the same numbered exhibit previously filed with LeapFrog’s report on Form 10-Q filed on August 12, 2003 (SEC File No. 001-31396).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc.
(Registrant)

/s/ Thomas J. Kalinske
Thomas J. Kalinske
Chief Executive Officer
(Authorized Officer)

Dated: May 9, 2005

/s/ William B. Chiasson
William B. Chiasson
Chief Financial Officer
(Principal Financial Officer)

Dated: May 9, 2005

EXHIBIT INDEX

3.03*	Amended and Restated Certificate of Incorporation.

3.04*	Amended and Restated Bylaws.

4.01*	Form of Specimen Class A Common Stock Certificate.

4.02**	Fourth Amended and Restated Stockholders Agreement, dated May 3, 2003, among LeapFrog and the investors named therein.

10.36	Employment Agreement, dated effective as of April 3, 2005, between Michael J. Dodd and LeapFrog

10.37	Employment Agreement, dated effective as of April 1, 2005 between Paul A. Rioux and LeapFrog

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit previously filed with LeapFrog’s registration statement on Form S-1 (SEC File No. 333-86898).

**	Incorporated by reference to the same numbered exhibit previously filed with LeapFrog’s report on Form 10-Q filed on August 12, 2003 (SEC File No. 001-31396).