Form 10-Q
period 2005-06-30
LEAPFROG ENTERPRISES INC
filed 2005-08-04
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of Class A common stock, par value $0.0001, and Class B common stock, par value $0.0001, outstanding as of July 31, 2005, was 34,341,823 and 27,614,263, respectively.

Part I

Financial Information

Part II

Other Information

i

PART I

FINANCIAL INFORMATION

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

Item 1.	Financial Statements

	June 30,		December 31,
	2005	2004	2004
	(Unaudited)		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$36,020	$48,624	$60,559
Short term investments	123,575	111,869	28,188
Restricted cash	—	8,918	8,418
Accounts receivable, net of allowances of $1,655; $1,328 and $2,519 at June 30, 2005 and 2004 and December 31, 2004, respectively	74,280	65,328	228,187
Inventories, net	182,555	177,404	131,189
Prepaid expenses and other current assets	15,986	9,162	13,321
Deferred income taxes	36,539	21,696	25,009

Total current assets	468,955	443,001	494,871
Property and equipment, net	23,886	23,780	24,807
Deferred income taxes	7,296	545	6,633
Intangible assets, net	28,566	30,476	29,496
Other assets	4,015	8,720	3,987

Total assets	$532,718	$506,522	$559,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,739	$72,576	$62,811
Accrued liabilities	28,647	27,338	53,868
Deferred revenue	334	228	364
Income taxes payable	4,924	—	6,951

Total current liabilities	118,644	100,142	123,994
Deferred rent and other long term liabilities	2,270	496	1,300
Stockholders’ equity:
Class A common stock, par value $0.0001; 139,500 shares authorized; shares issued and outstanding: 34,309; 32,068 and 33,415 at June 30, 2005 and 2004 and December 31, 2004, respectively	3	3	3
Class B common stock, par value $0.0001; 40,500 shares authorized; shares issued and outstanding: 27,614; 27,672 and 27,614 at June 30, 2005 and 2004 and December 31, 2004, respectively	3	3	3
Additional paid-in capital	332,474	303,951	318,796
Deferred compensation	(7,500)	(1,382)	(2,000)
Accumulated other comprehensive income	1,182	711	2,398
Retained earnings	85,642	102,598	115,300

Total stockholders’ equity	411,804	405,884	434,500

Total liabilities and stockholders’ equity	$532,718	$506,522	$559,794

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$87,066	$80,814	$158,926	$152,446
Cost of sales	49,274	44,347	93,362	84,031

Gross profit	37,792	36,467	65,564	68,415
Operating expenses:
Selling, general and administrative	29,013	27,378	62,222	54,147
Research and development	14,580	13,469	29,319	27,415
Advertising	6,949	5,540	13,442	14,226
Depreciation and amortization	2,361	1,743	4,791	3,536

Total operating expenses	52,903	48,130	109,774	99,324

Loss from operations	(15,111)	(11,663)	(44,210)	(30,909)
Interest expense	(25)	(3)	(29)	(4)
Interest income	1,251	500	2,104	897
Other income (expense), net	12	(70)	68	793

Loss before benefit for income taxes	(13,873)	(11,236)	(42,067)	(29,223)
Benefit for income taxes	4,092	3,829	12,409	9,993

Net loss	$(9,781)	$(7,407)	$(29,658)	$(19,230)

Net loss per common share:
Basic & diluted	$(0.16)	$(0.12)	$(0.48)	$(0.32)
Shares used in calculating net loss per common share: basic & diluted	61,610	59,620	61,400	59,497

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Net loss	$(29,658)	$(19,230)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,972	7,385
Amortization	931	872
Unrealized foreign currency loss	4,087	574
Loss on disposal of property and equipment	74	—
Provision for allowances for accounts receivable	(760)	1,155
Deferred income taxes	(12,243)	(9,887)
Deferred rent	91	(76)
Deferred revenue	(30)	(1,189)
Amortization of deferred compensation	882	920
Stock option compensation related to non-employees	25	278
Tax benefit from exercise of stock options	1,232	4,109
Amortization of bond premium	6	106

Other changes in operating assets and liabilities:
Accounts receivable	153,259	213,653
Inventories	(52,786)	(86,611)
Prepaid expenses and other current assets	(2,714)	932
Other assets	(46)	(296)
Accounts payable	22,182	(13,553)
Accrued advertising	(10,172)	(10,299)
Other accrued liabilities	(15,159)	(7,039)
Income taxes payable	(2,086)	(4,678)
Other liabilities	231	(10)

Net cash provided by operating activities	65,318	77,116

Investing activities:
Purchases of property and equipment	(6,092)	(10,615)
Purchase of intangible assets	—	(6,300)
Purchases of investments	(225,415)	(150,997)
Proceeds from sale of investments	138,453	90,011

Net cash used in investing activities	(93,054)	(77,901)

Financing activities:
Proceeds from the exercise of stock options and employee stock purchase plan	6,038	4,778

Net cash provided by financing activities	6,038	4,778

Effect of exchange rate changes on cash	(2,841)	(688)

Increase (decrease) in cash and cash equivalents	(24,539)	3,305
Cash and cash equivalents at beginning of period	60,559	45,319

Cash and cash equivalents at end of period	$36,020	$48,624

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$628	$632
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of restricted stock and restricted stock units to employees	$6,564	$—
Assets acquired under capital lease	$1,192	$—
Amount payable related to technology license	$—	$3,000

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

As part of the Company’s overall compensation strategy, it began issuing restricted stock units under our 2002 Equity Incentive Plan in the second quarter of 2005. A restricted stock unit is an agreement to issue stock at the time the award vests. These units vest on an annual basis equally over four years, 25% on each anniversary of the grant date. Upon vesting, the employee will be issued one share of the Company’s Class A common stock for each restricted stock unit. In the second quarter, the Company issued 557,060 restricted stock units with a total value of $6,148. This amount is recorded in the “Deferred compensation” section on the consolidated balance sheet and is amortized over the four-year vesting schedule.

Stock-based compensation arrangements with non-employees are accounted for in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services (“EITF 96-18”),” using a fair value approach. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

For purposes of disclosures pursuant to SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”),” the estimated fair value of options is amortized over the options’ vesting periods. The following table illustrates the effect on net loss and net loss per common share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss as reported	$(9,781)	$(7,407)	$(29,658)	$(19,230)
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	90	289	183	605
Deduct:
Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,420)	(2,664)	(3,577)	(4,768)
Additional stock based compensation expenses provided by the acceleration of options, net of related tax effects	(13,624)	—	(13,624)	—

Pro forma net loss	$(24,735)	$(9,782)	$(46,676)	$(23,393)

Net loss per common share as reported:
Basic & diluted	$(0.16)	$(0.12)	$(0.48)	$(0.32)

Pro forma net loss per common share:
Basic & diluted	$(0.40)	$(0.16)	$(0.76)	$(0.39)

Effective June 1, 2005, the Company accelerated the vesting of all stock options issued on or before October 1, 2004 with an exercise price of $17.43 or higher. The decision to accelerate vesting of these options was made to avoid recognizing compensation cost in the statement of operations in future financial statements upon the effectiveness of SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”). The table above reflects the expense associated with the accelerated vesting of these options.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R. SFAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion 25, and allowed under the original provisions of SFAS 123. SFAS 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. SFAS 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS 123 or only to interim periods in the year of adoption.

On April 14, 2005, the SEC announced that it would provide a phased-in implementation process for SFAS 123R. The SEC requires that registrants which are not small business issuers adopt SFAS 123R’s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company plans to implement this pronouncement for fiscal year 2006 and is currently evaluating transition methods.

3.	Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market funds, and highly liquid short-term fixed income securities with an original maturity of 90 days or less. Concentration of credit risk is limited by diversifying investments among a variety of high credit-quality issuers.

4.	Investments

The Company classifies all investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a component of

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

stockholders’ equity. Short-term investments consist primarily of auction rate municipal and preferred securities that are highly liquid in nature and represent the investment of cash that is available for current operations. Long-term investments consist of municipal bonds with greater than one-year maturities. At June 30, 2005, the Company had $123,575 in short-term investments and $3,723 in long-term investments. At June 30, 2004, the Company had $111,869 and $2,377 in short-term and long-term investments, respectively. At December 31, 2004, the Company had $28,188 in short-term investments and $3,737 in long-term investments. These long-term investments are included in “Other assets” in the consolidated balance sheet.

The cost of securities sold is based on the specific identification method. Concentration of credit risk is limited by diversifying investments among a variety of high credit-quality issuers. At June 30, 2005, June 30, 2004 and December 31, 2004 the carrying value of these securities approximated their fair value.

5.	Restricted Cash

The Company did not have any restricted cash at June 30, 2005. At June 30, 2004 the Company had $8,918 and $5,000 in short-term and long-term restricted cash, respectively. The long-term portion was included in the “Other assets” section of the consolidated balance sheet. At December 31, 2004 the Company had short-term restricted cash of $8,418. Restricted cash consisted of cash used to collateralize irrevocable standby letters of credit to several of our contract manufacturers and one technology partner. The standby letters of credit guaranteed performance of the obligations of certain of our foreign subsidiaries to pay for trade payables and contractual obligations. The associated letters of credit were cancelled during the first quarter of 2005, and the remaining cash collateral classified in “restricted cash” in the Company’s consolidated balance sheet at December 31, 2004 was released.

6.	Inventories

Inventories consist of the following:

	June 30,		December 31, 2004
	2005	2004
Raw materials	$50,738	$53,389	$36,433
Work in process	21,107	21,329	6,058
Finished goods	127,550	107,493	106,752
Reserves	(16,840)	(4,807)	(18,054)

Inventories, net	$182,555	$177,404	$131,189

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

In January 2004, the Company entered into a ten-year technology license agreement with a third party to jointly develop and customize our respective technologies to be combined in a platform and related licensed products. The agreement calls for license fee payments totaling $6,000, of which $5,000 was paid in 2004 and $1,000 was paid during the quarter ended March 31, 2005. This license fee is included in “Intangible assets, net” on the consolidated balance sheet and is being amortized on a straight-line basis over the life of the contract.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

8.	Comprehensive Loss

Comprehensive loss is comprised of net loss and currency translation adjustment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(9,781)	$(7,407)	$(29,658)	$(19,230)
Currency translation adjustment	(873)	(72)	(1,216)	(117)

Comprehensive loss	$(10,654)	$(7,479)	$(30,874)	$(19,347)

9.	Income Taxes

The Company’s effective tax rate was 29.5% for the three and six months ended June 30, 2005, and 34.1% and 34.2% for the three and six months ended June 30, 2004, respectively. The lower effective tax rate in 2005 was primarily due to the benefits resulting from the changes in our international sourcing arrangements.

10.	Derivative Financial Instruments

The Company transacts business in various foreign currencies, primarily in the British Pound, Canadian Dollar and Euros. In order to protect itself against reductions in the value and volatility of future cash flows caused by changes in currency exchange rates, the Company implemented a foreign exchange hedging program for its transaction exposure on January 9, 2004. The program utilizes foreign exchange forward contracts to hedge foreign currency exposures of underlying non-functional currency monetary assets and liabilities that are subject to remeasurement. The exposures are generated primarily through intercompany sales in foreign currencies. The hedging program reduces, but does not always eliminate, the impact of the remeasurement of consolidated balance sheet items due to movements of currency exchange rates.

The Company does not use forward exchange hedging contracts for speculative or trading purposes. All forward contracts are carried on the consolidated balance sheet as assets or liabilities and the contracts’ corresponding gains and losses are recognized immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. These gains and losses are included in “Other income (expense), net” on the consolidated statement of operations.

The Company realized net gains of $12 and $142 for the three and six months ended June 30, 2005, respectively, compared to a net loss of $67 and a net gain of $796 for the three and six months ended June 30, 2004, respectively, related to its foreign currency exposure and hedging contracts.

At June 30, 2005, the Company had outstanding foreign exchange forward contracts, all with maturities of approximately one month, to purchase and sell approximately $26,300 in foreign currencies, including Canadian Dollars, Euros, British Pounds and Mexican Pesos. At June 30, 2005, the fair value of these contracts was not significant. The counterparties to these contracts are substantial and creditworthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts are not considered to be material. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no assurances that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations.

11.	Net Loss Per Share

The Company follows the provisions of SFAS No. 128, “Earnings Per Share” (“SFAS 128”), which requires the presentation of basic net income (loss) per common share and diluted net income (loss) per common share. Basic net income (loss) per common share excludes any dilutive effects of options, warrants and convertible securities.

If the Company had reported net income for the three and six months ended June 30, 2005, the calculations of diluted net income per Class A and B share would have included additional common equivalent shares of 374 and 457,

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

respectively, related to outstanding stock options and unvested stock (determined using the treasury stock method). For the same periods ending June 30, 2004, the calculation excludes anti-dilutive shares of 1,786 and 2,003, respectively.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net loss	$(9,781)	$(7,407)	$(29,658)	$(19,230)

Denominator:
Class A and B — weighted average shares	61,760	59,620	61,533	59,497
Less: weighted average shares of unvested stock	(150)	—	(133)	—

Denominator for net loss per Class A and B share—basic & diluted	61,610	59,620	61,400	59,497
Net loss per Class A and B share:
Basic & diluted	$(0.16)	$(0.12)	$(0.48)	$(0.32)

12.	Segment Reporting

The Company’s reportable segments include U.S. Consumer, International and Education and Training. We record all indirect expenses at our U.S. Consumer segment, and we do not allocate these expenses to our International and Education and Training segments.

The U.S. Consumer segment includes the design, production and marketing of technology-based educational products, sold primarily through U.S. retail channels. In the International segment, the Company designs, markets and sells products mainly through retail channels in non-U.S. markets. The Education and Training segment includes the SchoolHouse division, which designs, produces and markets educational instructional materials sold primarily to pre-kindergarten through 8th grade school systems. The Education and Training segment also designs, produces and markets adult learning products.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Net sales	Income/(Loss) from operations
Three Months Ended June 30, 2005
U.S. Consumer	$54,519	$(22,488)
International	17,511	3,992
Education and Training	15,036	3,385

Total	$87,066	$(15,111)

Three Months Ended June 30, 2004
U.S. Consumer	$47,720	$(18,304)
International	13,809	(519)
Education and Training	19,285	7,160

Total	$80,814	$(11,663)

Six Months Ended June 30, 2005
U.S. Consumer	$98,779	$(52,506)
International	35,045	4,720
Education and Training	25,102	3,576

Total	$158,926	$(44,210)

Six Months Ended June 30, 2004
U.S. Consumer	$94,218	$(38,125)
International	29,833	182
Education and Training	28,395	7,034

Total	$152,446	$(39,909)

	June 30, 2005	June 30, 2004	December 31, 2004
Total Assets
U.S. Consumer	$466,468	$462,067	$435,255
International	65,491	41,982	107,372
Education and Training	759	2,473	17,167

Total	$532,718	$506,522	$559,794

Due to the seasonal nature of our business, the second quarter and first half sales and income trends are not necessarily indicative of our expected full year results.

13.	Commitments

In March 2005, the Company renewed the lease for its corporate headquarters in Emeryville, California. The new lease is retroactive to January 31, 2005 and expires March 31, 2015. The Company’s minimum lease obligation over the term of the lease is $20,000.

In 2005, the Company entered into a software capital lease agreement for its new enterprise resource planning (ERP) system, Oracle 11i. The total commitment of the lease, which expires on December 31, 2007, is $1,566. At June 30, 2005 the Company had $1,420 included in the “Deferred rent and other long term liabilities” section of the consolidated balance sheet. The remaining estimated annual payments for this lease are $280, $570 and $570 for 2005, 2006 and 2007, respectively.

14.	New Accounting Standard

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which supersedes APB Opinion No. 20, “Accounting Changes” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 3”). SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated results of operations and financial condition.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

15.	Legal Proceedings

LeapFrog Enterprises, Inc. v. Fisher-Price, Inc. and Mattel, Inc.

In October 2003, the Company filed a complaint in the federal district court of Delaware against Fisher-Price, Inc., No. 03-927 GMS, alleging that the Fisher-Price PowerTouch learning system violates United States Patent No. 5,813,861. In September 2004, Mattel, Inc. was joined as a defendant. The Company is seeking damages and injunctive relief. Trial by jury began on May 16, 2005. On May 27, 2005, the district court declared a mistrial because the jury was unable to reach a unanimous verdict, and the parties stipulated to have the case decided by the court based on the seven-day trial record. In July 2005, the parties submitted post-trial briefs and a decision by the court is expected by the end of 2005.

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

In re LeapFrog Enterprises, Inc. Derivative Litigation

In July 2004, the Superior Court of the State of California, County of Alameda, granted the Company’s motion to dismiss with prejudice the consolidated derivative lawsuit, In re LeapFrog Enterprises, Inc. Derivative Litigation, No. RG03130947, denying plaintiffs’ leave to amend the complaint, and entered final judgment in the action in favor of the Company and the individual officers and directors. The dismissed derivative lawsuit was a consolidation of the Santos v. Michael Wood, et al. complaint, filed in December 2003, and a complaint captioned Capovilla v. Michael Wood, et al., filed in March 2004. Both complaints alleged causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, based upon allegations that certain of the Company’s officers and directors issued or caused to be issued alleged false statements and allegedly sold portions of their stock holdings while in the possession of adverse, non-public information. In September 2004, the plaintiffs appealed the dismissal. In July 2005, the parties submitted written briefs to the court. No date has been set for oral arguments.

Stockholder Class Actions

On December 2, 2003, a class action complaint entitled Miller v. LeapFrog Enterprises, Inc., et al., No. 03-5421 RMW, was filed in federal district court for the Northern District of California (the “Court”) against the Company and certain of its current and former officers and directors alleging violations of the Securities Exchange Act of 1934 (the “1934 Act”). Subsequently, three similar actions were filed in the same court: Weil v. LeapFrog Enterprises, Inc., et al., No. 03-5481 MJJ; Abrams v. LeapFrog Enterprises, Inc., et al., No. 03-5486 MJJ; and Ornelas v. LeapFrog Enterprises, Inc., et al., No. 03-5593 SBA. Each of those complaints purported to be a class action lawsuit brought on behalf of persons who acquired the Company’s Class A common stock during the period of July 24, 2003 through October 21, 2003. The plaintiff in the Weil action subsequently amended her complaint and sought to maintain a class action on behalf of persons who acquired the Company’s Class A common stock during the longer period of July 24, 2003 through February 10, 2004. The Weil complaint also alleged that the Company’s financial statements were false and misleading. The complaints did not specify the amount of damages sought. On March 31, 2005, the Court entered an order consolidating these actions, appointing lead plaintiffs, and appointing lead class counsel (the “March 31, 2005 Order”).

On April 25, 2005, another class action complaint entitled The Parnassus Fund et al. v. LeapFrog Enterprises, Inc., et al., No. 05-01695 JSW, was filed in federal district court for the Northern District of California against the Company, its current CEO and former CFO alleging violations of the Securities Exchange Act of 1934. On June 3, 2005, a nearly identical class action complaint entitled Fredde Gentry et al. v. LeapFrog Enterprises, Inc., et al., No. 05-02279 MJJ, was filed in federal district court for the Northern District of California. Both the Parnassus and Gentry complaints purport to be class actions brought on behalf of persons who acquired the Company’s securities during the period of February 11, 2004 through October 18, 2004. The complaints allege that the defendants caused the Company to make false and misleading statements about its business, operations, management and value of its common stock, which allowed insiders

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

to sell the Company’s common stock at artificially inflated prices and which caused plaintiffs to purchase the Company’s common stock at artificially inflated prices. The complaints do not specify the amount of damages sought.

On June 17, 2005, lead plaintiffs in the class actions that were consolidated under the March 31, 2005 Order filed a consolidated complaint. The consolidated complaint alleges that the defendants caused the Company to make false and misleading statements about the Company’s business and forecasts about the Company’s financial performance, that certain of its individual officers and directors sold portions of their stock holdings while in the possession of adverse, non-public information, and that certain of the Company’s financial statements were false and misleading. The consolidated complaint now alleges an expanded class period of July 24, 2003 through October 18, 2004 (thereby including the purported class period of the Parnassus and Gentry complaints), and seeks unspecified damages. On May 10, 2005 and June 28, 2005, lead plaintiffs also filed notices to relate and consolidate the Parnassus and Gentry actions, respectively, with the original class actions that had been consolidated by the March 31, 2005 Order. The Parnassus plaintiffs have moved to consolidate the Parnassus and Gentry lawsuits with one another, but opposed the consolidation of the Parnassus and Gentry actions with the other earlier-filed class actions.

On July 5, 2005, the Court entered an order relating the Parnassus action with the cases consolidated under the March 31, 2005 Order. The Court’s July 5, 2005 order also requires that lead plaintiffs provide notice to members of the purported class concerning the expanded class period of the consolidated complaint and giving them an opportunity to move to be appointed lead plaintiff. On July 8, 2005, lead plaintiffs filed a motion to reconsider that portion of the July 5, 2005 order concerning the requirement to publish notice to the purported class. On July 27, 2005, the Court entered an order that denied the motion for reconsideration and related the Gentry action. The Company has not yet responded to the consolidated complaint, the Parnassus complaint or the Gentry complaint, and discovery has not commenced and no trial date has been set.

16.	Subsequent Events

On August 1, 2005, a complaint was filed against the Company in the eastern federal district court of Texas by Tinkers & Chance, a Texas partnership. The compliant alleges that the Company has infringed, and induced others to infringe, United States Patent No. 6,739,874 by making, selling and/or offering for sale in the United States and/or importing the Company’s LeapPad and Leapster platforms and other unspecified products. Tinkers & Chance seeks unspecified monetary damages, including triple damages based on its allegation of willful and deliberate infringement, attorneys’ fees and injunctive relief. The Company believes that it has meritorious defenses and intends to pursue them vigorously. However, the lawsuit is at an extremely early stage, and the total expense or possible loss, if any, that may result from this claim cannot be determined at this time.

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

OVERVIEW

We design, develop and market technology-based educational platforms, related interactive content research-based curriculum, and standalone products for sale to retailers, distributors and schools. We operate three business segments, which we refer to as U.S. Consumer, International, and Education and Training. To date, we have sold our products predominantly through the toy sections of major retailers and to educational institutions. For further information regarding our three business segments, see Note 23 to our consolidated financial statements contained in our 2004 Form 10-K.

LeapFrog’s mission is to become the leading brand for quality, technology-based educational products for home, school and work for all ages around the world. We believe that LeapFrog is in the early stage of accomplishing this mission. To date, we have established our brand and products largely focused on infants, toddlers, and children in preschool through grade school and primarily in the U.S. retail market. While we believe that LeapFrog is, first and foremost, an educational products company, we use the toy form and price points to make learning fun and cost-effective. As a result, our sales in our U.S. Consumer and International segments, our largest business segments, currently are generated in the toy aisles of retailers. The market for toy retailers has seen, and continues to see consolidation. In addition to the traditional channel of specialty toy retailers, of which Toys “R” Us has become the major player, the mass-market retail channel has grown in importance. For example, Wal-Mart, Target and a number of regional mass-market retailers have seen growth in their market shares within the U.S. toy retail market. The mass-market retailers have certain competitive advantages in the highly seasonal toy market because they have the ability to dedicate a significant amount of shelf space to toys during the fall holiday season, and then reduce the allocated shelf space for toys during the rest of the year. In addition, these mass-market retailers have greater financial resources and lower operating expenses than traditional specialty toy retailers and have driven down pricing and reduced profit margins for us and other players in the retail toy industry. We anticipate that the toy industry’s dependence on mass-market retailers will continue to grow.

Partially as a result of the influence of the mass-market retailers, Toys “R” Us recently conducted a strategic evaluation of its worldwide assets, and in July 2005 was acquired by a private investment group. This change in ownership may result in the closure of several Toys “R” Us stores and a reduction in the number of products that Toys “R” Us purchases from us.

Our Education and Training segment, which is represented almost entirely by our SchoolHouse division, currently targets the pre-kindergarten through 8th grade school market in the United States, including sales directly to educational institutions, to teacher supply stores and through catalogs aimed at educators. We believe that our SchoolHouse business will grow as a result of the federal funding available for U.S. schools to purchase our products, the growing emphasis in the United States on formative assessments in schools in order to address the needs of students not performing at grade level, the need for early intervention to help promote school readiness before kindergarten; the increasing trend to include special education students in mainstream classrooms, the increasing number of students who require English Language Development solutions, and the increased focus on teacher quality and the need for professional development. In addition, as we continue to invest in growing the business organically and through possible strategic transactions, we intend to leverage economies of scale and increased expertise of our sales team, particularly with our growing installed base of SchoolHouse customers.

LeapFrog Realignment Plan

As disclosed in our 2004 Form 10-K, in the first quarter of 2005, we announced a three-pronged company-wide realignment initiative designed to address the following objectives:

•	Restore profitability;

•	Strengthen our infrastructure and business processes; and

•	Generate growth.

Key actions to restore profitability include:

•	Reducing operating expenses;

•	Reducing working capital;

•	Focusing spending on key initiatives;

•	Reducing product costs; and

•	Working cross-functionally across businesses.

We announced in February that we would reduce our workforce by over 180 people in our U.S. Consumer and International segments. As of June 30, 2005, approximately 150 persons had left LeapFrog since December 31, 2004. We expect the remaining employees to phase out their employment over the next several months. The financial benefit of these headcount reductions, as well as other cost containment actions have begun to be realized in the second quarter of 2005, but we will not realize the full benefit of our workforce reduction until later in the year. We anticipate that the direct savings in 2005 from these actions and other cost containment actions will be between $35 million and $40 million.

The benefits from these cost reduction actions will be invested in measures to improve business processes and to grow our business. Specifically, we will increase headcount and investment in our SchoolHouse division, we will invest in the research and development and marketing of our new products, including the FLY pentop computer, and Leapster L-MAX platform, as well as in the installation of the Oracle 11i enterprise resource planning or ERP, system. The combined 2005 cost of these investments is approximately $40 million, as a result we do not expect any reduction in operating expenses for 2005.

Key actions to strengthen our infrastructure and business processes include:

•	Improving service levels to meet market and retailer expectations;

•	Strengthening the linkage between sales forecasting and inventory planning;

•	Improving the strategic planning process;

•	Improving information technology systems;

•	Creating a new product development process to drive innovation, efficiency and cost-effectiveness; and

•	Reducing the time from product design to production.

To date, we have accomplished the following:

•	Strengthened the organization beyond the executive team with the hiring of new staff in our supply chain and operations, finance and information technology departments.

•	Made improvements in our production planning processes, improving customer service levels.

•	Begun a multi-year installation of Oracle 11i, our ERP system. The first phase, which includes upgrading our financial systems, is expected to be completed in the third quarter of 2005. In addition to improving the quality and timeliness of the information available to make decisions, the upgraded financial systems will help remediate internal control issues identified and discussed in our 2004 Form 10-K. The second phase of the Oracle 11i implementation will be to improve our supply chain system. Implementation of this phase will begin in early 2006.

•	Installed an integrated three-year strategic planning process driven at the senior levels of the organization and accompanied by additional metrics and controls and monthly operating reviews. We have completed our first three-year strategic plan under this new process.

Although we have made significant progress, there remains work to be completed and additional actions to be taken to further strengthen our infrastructure and business processes.

Key actions to generate growth include:

•	Maximizing the Leapster business;

•	Building our experience in the screen-based product area with our Leapster L-MAX handheld for television-based learning;

•	Successfully launching the FLY pentop computer;

•	Investing in growing the SchoolHouse business through organic growth and possible strategic transactions;

•	Strengthening our LeapPad business;

•	Ensuring all new products have healthy gross margins;

•	Continuing to grow our infant and preschool businesses;

•	Creating innovative platforms for significant consumer and SchoolHouse growth in 2006 and beyond; and

•	Focusing international growth on higher margin markets.

To date in 2005, we have seen significant growth in our Leapster handheld products, infant and preschool products and International businesses, while we continue to experience decline in LeapPad product sales. We continue to prepare for the launch of our Leapster L-MAX system, our interactive television-based learning system. In July 2005, we launched the website “www.liveonthefly.com” in preparation for the launch of our FLY pentop computer. Both the FLY pentop computer and the Leapster L-MAX handheld for television-based learning are expected to be shipped to our retail customers for their fall 2005 season.

As noted above, we have also implemented an integrated three-year strategic planning process. This process provides for directing investments toward high growth and profitable business priorities.

CRITICAL ACCOUNTING POLICIES, JUDGEMENTS AND ESTIMATES

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

Revenue Recognition

We recognize revenue upon shipment of our products provided that there are no significant post-delivery obligations to the customer and collection is reasonably assured. Net sales represent gross sales less negotiated price allowances based primarily on volume purchasing levels, estimated returns, allowances for defective products, markdowns, and other sales allowances. A small portion of our revenue related to training, subscriptions and our Mind Station product, is deferred and recognized as revenue over a period of one to 18 months. Deferred revenue represented less than 1% of our net sales in each of the two quarters ended June 30, 2005 and June 30, 2004.

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

In the third quarter of 2004, we changed our disclosure of receivable allowances to include only allowances for doubtful accounts to better conform to the prevailing practice in our industry. Our other receivable allowances include allowances for product returns, charge backs, defective products and promotional markdowns. These other allowances totaled $20.7 million at June 30, 2005 and $11.0 million at June 30, 2004. These allowances are now treated as reductions of gross accounts receivable. All prior period financial statements have been adjusted to conform to the current period’s presentation.

Inventories and Related Allowance For Slow-Moving, Excess and Obsolete Inventory

Inventories are stated at the lower of cost, on a first-in, first-out basis, or market value and are reduced by an allowance for slow-moving, excess and obsolete inventories. Our estimate for slow-moving, excess and obsolete inventories is based on our management’s review of on-hand inventories compared to their estimated future usage and demand for our products. If actual future usage and demand for our products are less favorable than those projected by our management, additional inventory write-downs may be required. Reserves for excess and obsolete inventory were $15.4 million, $3.9 million and $17.4 million at June 30, 2005, June 30, 2004 and December 31, 2004, respectively.

Intangible Assets

Intangible assets, including excess purchase price over the cost of net assets acquired (Goodwill), arose from our September 23, 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, and our acquisition of substantially all the assets of Explore Technologies on July 22, 1998. Intangible assets also include patents, and trademarks and licenses, which include a ten-year technology license agreement entered into in January 2004 to jointly develop and customize our optical scanning technology. At June 30, 2005, our intangible assets had a net balance of $28.6 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we do not amortize goodwill and other indefinite-lived intangible assets. As of June 30, 2005, we had $19.5 million, net of goodwill and other indefinite-lived intangible assets that are no longer subject to amortization. At December 31, 2004, we tested our goodwill and other intangible assets for impairment based on the fair value of the cash flows that the business could be expected to generate in the future, known as the income approach. Based on this assessment we determined that no adjustments were necessary to the stated values.

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

Stock-Based Compensation

We account for employee stock options using the intrinsic value method in accordance with APB 25, whereby compensation is generally not recorded for options granted at fair value to employees and directors.

In connection with stock options granted to employees in August 2001, we recorded an aggregate of $3.3 million of deferred compensation in stockholders’ equity for the year ended December 31, 2001. These options were considered compensatory because the deemed fair value of the underlying shares of Class A common stock in August 2001, as subsequently determined, was greater than the exercise price of the options. In accordance with APB 25, this deferred compensation was amortized to expense through the second quarter of 2005 as the options vest. As of June 30, 2005, this expense was fully amortized.

As part of our overall compensation strategy, we began issuing restricted stock units under our 2002 Equity Incentive Plan in the second quarter of 2005. A restricted stock unit is an agreement to issue stock at the time the award vests. These units vest on an annual basis equally over four years, 25% on each anniversary of the grant date. Upon vesting, the employee will be issued one share of our Class A common stock for each restricted stock unit. In the second quarter, we issued 557,060 restricted stock units with a total value of $6.1 million. This amount is recorded in “Deferred compensation” on our consolidated balance sheet and is amortized over the four year vesting schedule.

Stock-based compensation arrangements to non-employees are accounted for in accordance with SFAS 123 and EITF 96-18,

using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned.

Effective June 1, 2005, the Compensation Committee of our board of directors unanimously approved the acceleration of the vesting of out-of-the-money, unvested stock options held by then-current employees. The acceleration only applied to those options with an exercise price of $17.43 per share or higher, and granted on or before October 1, 2004. The weighted average strike price of the accelerated options was $24.90 and the accelerated options represented 28.5% of then outstanding stock options. The closing price of our Class A common stock on June 1, 2005, was $11.07 per share. The decision to accelerate vesting of these options was made to avoid recognizing compensation cost in the consolidated statement of operations in future financial statements upon the effectiveness of SFAS 123R. It is estimated that the maximum future compensation expense that would have been recorded in the consolidated statement of operations and which will not be recorded, based on the implementation date for SFAS 123R of January 1, 2006, is approximately $15.7 million. The impact of the acceleration is reflected in our second quarter 2005 financial statements as pro forma footnote disclosures, as permitted under the transition guidance provided by the FASB.

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

In July 2002, we converted all of our then outstanding stock appreciation rights into options to purchase an aggregate of 1,585,580 shares of Class A common stock. The expense related to the conversion of the vested stock appreciation rights was $1.5 million through July 2002 based on vested rights with respect to 192,361 shares of Class A common stock outstanding as of July 25, 2002 at our initial public offering price of $13.00 per share. Our deferred compensation expense in connection with the conversion of 1,310,594 unvested stock appreciation rights held by employees to options to purchase 1,310,594 shares of Class A common stock was $4.0 million. In accordance with generally accepted accounting principles, beginning in the third quarter of 2002 and for the subsequent 16 quarters, we will recognize this expense over the remaining vesting period of the options into which the unvested rights are converted. Deferred compensation related to the unvested portion will be amortized to expense as the options vest. To the extent any of the unvested options are forfeited, our actual expense recognized could be lower than currently anticipated. As of June 30, 2005, $0.2 million remained to be amortized to expense.

In February 2002, we converted 337,500 stock appreciation rights into options to purchase an aggregate of 337,500 shares of Class A common stock. Deferred compensation of approximately $0.9 million related to the unvested portion was amortized to expense as the options vest. As of June 30, 2005, this expense was fully amortized.

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

RESULTS OF OPERATIONS

The following table sets forth selected information concerning our results of operations as a percentage of consolidated net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.6	54.9	58.7	55.1

Gross profit	43.4	45.1	41.3	44.9
Operating expenses:
Selling, general and administrative	33.3	33.9	39.2	35.5
Research and development	16.7	16.7	18.4	18.0
Advertising	8.0	6.9	8.5	9.3
Depreciation and amortization	2.7	2.2	3.0	2.3

Total operating expenses	60.7	59.6	69.1	65.2

Loss from operations	(17.3)	(14.4)	(27.8)	(20.3)
Interest and other income (expense), net	1.4	0.5	1.3	1.1

Loss before benefit for income taxes	(15.9)	(13.9)	(26.5)	(19.2)
Benefit for income taxes	4.7	4.7	7.8	6.6

Net loss	(11.2)%	(9.2)%	(18.7)%	(12.6)%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Net Sales

Net sales increased by $6.3 million, or 7.7%, from $80.8 million in the three months ended June 30, 2004 to $87.1 million in the three months ended June 30, 2005. On a constant currency basis, which assumes that the foreign currency rates were the same in the first quarter of 2005 as in the same period of 2004, our net sales increased by $5.8 million or 7.2%. The net sales increase was driven by our International and U.S. Consumer segments. These increases were partially offset by the sales decrease in our Education and Training segment. Due to the seasonal nature of our business, sales trend and product mix for the second quarter and first half of 2005 are not necessarily indicative of our expected full year results.

Net sales for each segment, in dollars and as a percentage of total company net sales, were as follows:

	Three Months Ended June 30,
	2005		2004		Change
Segment	$(1)	% of Total Company Net Sales	$(1)	% of Total Company Net Sales	$(1)%
U.S. Consumer	$54.5	63%	$47.7	59%	$6.8	14.2%
International	17.5	20%	13.8	17%	3.7	26.8%
Education and Training	15.1	17%	19.3	24%	(4.2)	(22.0)%

Total Company	$87.1	100%	$80.8	100%	$6.3	7.7%

(1)	In millions.

U.S. Consumer. Our U.S. Consumer segment’s net sales increased by $6.8 million, or 14.2%, from $47.7 million in the three months ended June 30, 2004 to $54.5 million in the three months ended June 30, 2005.

Net sales of platform, software and standalone products in dollars and as a percentage of the segment’s net sales were as follows:

	Net Sales				% of Total
	Three Months Ended June 30,		Change		Three Months Ended June 30,
	2005(1)	2004(1)	$(1)%		2005	2004
Platform	$20.9	$26.6	$(5.7)	(21.4)%	38.4%	55.8%
Software	14.6	7.6	7.0	92.1%	26.8%	15.9%
Standalone	19.0	13.5	5.5	40.7%	34.8%	28.3%

Net Sales	$54.5	$47.7	$6.8	14.2%	100.0%	100.0%

(1)	In millions.

The net sales increase in the U.S. Consumer segment in the three months ended June 30, 2005 compared to the same period in 2004 was a result of the following factors:

•	Allowances for defective products decreased in the second quarter 2005 compared to the same period last year. This change was primarily the result of reducing the reserve by $3.5 million based on our evaluation of reserve requirements. The reduction of reserves for defective products was primarily due to revised estimates based on historical defective rates.

•	Increased demand for our Leapster platform and software products.

These factors were partially offset by a decline in demand for our LeapPad family of products.

We believe our competitive and retail environment will remain challenging in 2005. We continue to work on new sales and marketing programs designed to revitalize our LeapPad products. In addition, we plan to introduce new platforms in fall 2005 including our FLY pentop computer and our Leapster L-MAX handheld for television-based learning. On July 20, 2005, we launched our marketing campaign for our FLY products with a dedicated web site. As previously stated both the FLY pentop computer and the Leapster L-MAX handheld are expected to begin shipments to retail customers for their fall 2005 season.

We expect the momentum achieved in the first half of the year, along with the above programs and new products, to result in sales growth in the U.S. Consumer segment in 2005.

International. Our International segment’s net sales increased by $3.7 million, or 26.8%, from $13.8 million in the three months ended June 30, 2004 to $17.5 million in the three months ended June 30, 2005. The increase in international net sales is the result of our continuing efforts to establish business and promote our products in various international locations. The net sales increase in this segment was primarily due to:

•	Strong growth in our newer European and Asian markets.

•	Foreign currency exchange rates favorably impacting our International segment’s net sales. Had foreign exchange rates been unchanged from 2004 rates, our International segment’s net sales growth would have been 23.7% instead of 26.8%.

•	In our more established Canadian and UK markets, net sales increased modestly on the strength of our Leapster handheld product.

We expect to achieve sales growth in 2005, in this segment, as we localize and launch additional learning products into our international markets. The Leapster handheld, the LeapPad Plus Writing platform and the LittleTouch LeapPad platform were introduced into many of our international markets in the second half of 2004.

Education and Training. Our Education and Training segment’s net sales decreased by $4.2 million, or 22%, from $19.3 million in the three months ended June 30, 2004 to $15.1 million in the three months ended June 30, 2005. Our Education and Training segment’s net sales decrease was a result of the following factors:

•	As we continue to pursue orders involving larger installations, additional district and sometimes state level approvals are required, which can protract the sales cycle.

•	Given the relatively small size of this segment and the uneven nature of sales orders, it is difficult to predict the timing of sales in any quarter.

•	Transition issues due to personnel changes in our direct sales force and sales force management.

These factors were partially offset by higher price points in this segment.

In July 2005, we released LeapTrack 4.0, an assessment and instruction system, which improved functionality and ease of use over version 3.0. We will continue to explore growth opportunities in both our core product offerings and through possible strategic transactions. Our ability to predict timing and magnitude of orders is limited as demand for our products is affected by variables such as availability of funding and timing of decision-making at the schools and school districts.

Gross Profit

Gross profit for each segment and the related percentage of each segment’s net sales were as follows:

	Three Months Ended June 30,						Percentage Point Difference of % of Segment’s Net Sales
	2005		2004		Change
Segment	$(1)	% of Segment’s Net Sales	$(1)	% of Segment’s Net Sales	$(1)%
U.S. Consumer	$18.1	33.3%	$17.6	36.9%	$0.5	2.9%	(3.6)%
International	8.8	50.2%	5.9	42.7%	2.9	49.3%	7.5%
Education and Training	10.9	72.3%	13.0	67.2%	(2.1)	(16.1)%	5.1%

Total Company	$37.8	43.4%	$36.5	45.1%	$1.3	3.6%	(1.7)%

(1)	In millions.

U.S. Consumer. The 3.6 percentage point decrease in our gross margin at our U.S. Consumer segment for the three months ended June 30, 2005 compared to the same period in 2004 was primarily due to:

•	Product mix including:

•	Higher sales of Leapster platforms that have lower margins than our LeapPad products.

•	Higher percentages of standalone products that typically have lower margins.

•	Higher sales of closeout products.

•	Lower sales of LeapPad products that have relatively high margins.

•	Higher warehousing expenses resulting from our Fontana warehouse, which has higher fixed costs, compared to the three months ended June 30, 2004, when warehousing costs were based on volume and inventory levels.

These factors were partially offset by the reduction of reserve for defective products by $3.5 million, as previously discussed, and higher software sales which generally have higher margins.

International. The 7.5 percentage point increase in gross margin in our International segment for the three months ended June 30, 2005 compared to the same period in 2004 was primarily due to a change in product mix resulting from higher sales of higher margin platforms and an adjustment for Mexican value added tax of approximately $0.7 million. These factors were partially offset by higher warehousing and freight costs.

Education and Training. The 5.1 percentage point increase in our Education and Training segment’s gross margin for the three months ended June 30, 2005 compared to the same period in 2004, was due to higher price points, lower amortization expense and cost management in our distribution warehouse, reduction in royalties and inventory related costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for each of our segments and the related percentage of each segment’s net sales were as follows:

	Three Months Ended June 30,
	2005		2004		Change
Segment	$(1)	% of Segment’s Net Sales	$(1)	% of Segment’s Net Sales	$(1)%
U.S. Consumer	$19.6	36.0%	$18.3	38.3%	$1.3	7.2%
International	3.1	17.5%	3.6	25.9%	(0.5)	(13.8)%
Education and Training	6.3	42.0%	5.5	28.6%	0.8	14.6%

Total Company	$29.0	33.3%	$27.4	33.9%	$1.6	6.0%

(1)	In millions.

We record all indirect expenses in our U.S. Consumer segment, and we do not allocate these expenses to our International and Education and Training segments.

The $1.6 million increase in selling, general and administrative expenses was primarily due to:

•	An increase in legal expense of approximately $2.6 million, primarily attributable to enforcing our patents.

•	Higher marketing expenses associated with the Education and Training segment of our business.

•	Higher employee costs resulting from the restructuring announced during the first quarter of 2005. We recorded approximately $0.8 million of restructuring expenses due to the workforce reduction in the quarter ended June 30, 2005. We expect to incur, approximately, an additional $0.5 million this year.

These factors were partially offset by our cost containment efforts.

Research and Development Expenses

Research and development expenses for each of our segments and the related percentage of each segment’s net sales were as follows:

	Three Months Ended June 30,
	2005		2004		Change
Segment	$(1)	% of Segment’s Net Sales	$(1)	% of Segment’s Net Sales	$(1)%
U.S. Consumer	$12.9	23.8%	$12.1	26.5%	$0.8	7.1%
International	0.7	5.4%	1.1	12.1%	(0.4)	(36.8)%
Education and Training	0.9	6.3%	0.3	6.5%	0.6	NM

Total Company	$14.5	16.7%	$13.5	16.7%	$1.0	8.2%

(1)	In millions.

We record all indirect expenses in our U.S. Consumer segment, and we do not allocate these expenses to our International and Education and Training segments.

Research and development expenses increased in dollars, and were a lower percentage of net sales during the quarter for the U.S. Consumer and Education and Training segments, while the International segment decreased spending on research and development. The increase in U.S. Consumer research and development spending primarily relates to our development of a new generation of Leapster software titles, as well as additional content for our FLY pentop computer platform and the Leapster L-MAX platform. The greater coordination of research and development efforts between the U.S. Consumer and International segments resulted in lower costs for our International segment.

We classify research and development expenses into two categories, product development and content development. Product development expense reflects the costs related to the conceptual, design, engineering and testing stages of our platforms and standalone products. Content development expense reflects the costs related to the conceptual, design and testing stages of our software and books. These expenses are as follows:

	Three Months Ended June 30,
	2005		2004		Change
	$(1)	% of Total Company Net Sales	$(1)	% of Total Company Net Sales	$(1)%
Product development	$6.6	7.6%	$6.4	8.0%	$0.2	3.3%
Content development	7.9	9.1%	7.1	8.7%	0.8	12.7%

Research and Development	$14.5	16.7%	$13.5	16.7%	$1.0	8.2%

(1)	In millions.

Advertising Expense

Advertising expenses for each of our segments and the related percentage of each segment’s net sales were as follows:

	Three Months Ended June 30,
	2005		2004		Change
Segment	$(1)	% of Segment’s Net Sales	$(1)	% of Segment’s Net Sales	$(1)%
U.S. Consumer	$5.8	10.4%	$3.8	8.1%	$2.0	49.7%
International	0.9	5.4%	1.7	12.1%	(0.8)	(43.2)%
Education and Training	0.2	1.4%	0.0	0.0%	0.2	NM

Total Company	$6.9	8.0%	$5.5	6.9%	$1.4	25.4%

(1)	In millions.

We record all indirect expenses in our U.S. Consumer segment, and we do not allocate these expenses to our International and Education and Training segments.

The increase in advertising expense for the second quarter of 2005 as compared to the corresponding period of the prior year was primarily due to media expense of $2.5 million associated with our U.S. Consumer segment’s summer television campaign highlighting our Leapster handheld products, partially offset by lower advertising expense in Asia in our International segment.

Historically, our advertising expense increases significantly in dollars and as a percentage of net sales starting in the third and most heavily in the fourth quarters due to the concentration of our television advertising in the pre-holiday selling period. We anticipate that this seasonal trend will continue in 2005.

Depreciation and Amortization Expenses (excluding depreciation of tooling and amortization of content development expenses, which are included in cost of sales)

Depreciation and amortization expenses increased by $ 0.7 million, or 35.5%, from $1.7 million in the second quarter of 2004, to $2.4 million in the second quarter of 2005. As a percentage of net sales, depreciation and amortization expenses increased to 2.7% in the second quarter of 2005 compared to 2.2% for the same period in 2004. The increase in depreciation and amortization expenses was primarily due to higher depreciation associated with computers, capitalized software and website development costs.

Income (Loss) From Operations

Income or loss from operations for each of our segments and the related percentage of each segment’s net sales were as follows:

	Three Months Ended June 30,
	2005		2004		Change
Segment	$(1)	% of Segment’s Net Sales	$(1)	% of Segment’s Net Sales	$(1)%
U.S. Consumer	$(22.5)	(41.2)%	$(18.3)	(38.4)%	$(4.2)	22.9%
International	4.0	23.2%	(0.5)	3.8%	4.5	NM
Education and Training	3.4	22.5%	7.1	37.1%	(3.7)	(52.7)%

Total Company	$(15.1)	(17.3)%	$(11.7)	(14.4)%	$(3.4)	29.6%

(1)	In millions.

U.S. Consumer. The higher loss from operations in our U.S. Consumer segment is primarily due to higher operating expenses due to the factors discussed above.

International. Our International income from operations is driven primarily by higher sales, higher gross profit and lower operating expenses compared to the same period in 2004.

Education and Training. The Education and Training segment’s decreased income from operations resulted from lower net sales and higher operating expenses.

Other

Net interest income increased by $0.8 million from $0.5 million during the second quarter of 2004 to $1.3 million in the second quarter of 2005. The higher interest income reflects higher interest rates in 2005 compared to 2004.

Our effective tax rate was 29.5% for the three months ended June 30, 2005 compared to 34.1% for the same period in 2004. The lower effective tax rate in 2005 was primarily due to the benefits resulting from the changes in our international sourcing arrangements. We anticipate our effective income tax rate for the full-year to be approximately 29.5%.

Net Loss

In the second quarter of 2005, net loss was $9.8 million, or 11.2% of net sales, as a result of the factors described above. In the same period of 2004, net loss was $7.4 million, or 9.2% of net sales. Although we had higher gross profit, and higher interest income than in the three months ended June 30, 2004, these were exceeded by higher operating expenses.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net Sales

Net sales increased by $6.5 million, or 4.3%, from $152.4 million in the six months ended June 30, 2004 to $158.9 million in the six months ended June 30, 2005. On a constant currency basis, which assumes that the foreign currency rates were the same in the first half of 2005 as in the same period of 2004, our net sales increased by $5.5 million or 3.6%. Net sales increase was driven by the increase in sales at our International and U.S. Consumer segments partially offset by the sales decrease in our Education and Training segment.

Net sales for each segment, in dollars and as a percentage of total company net sales, were as follows:

	Six Months Ended June 30,
	2005		2004		Change
Segment	$(1)	% of Total Company Net Sales	$(1)	% of Total Company Net Sales	$(1)%
U.S. Consumer	$98.8	62%	$94.2	62%	$4.6	4.8%
International	35.0	22%	29.8	19%	5.2	17.5%
Education and Training	25.1	16%	28.4	19%	(3.3)	(11.6)%

Total Company	$158.9	100%	$152.4	100%	$6.5	4.3%

(1)	In millions.

U.S. Consumer. Our U.S. Consumer segment’s net sales increased by $4.6 million, or 4.8%, from $94.2 million in the six months ended June 30, 2004 to $98.8 million in the six months ended June 30, 2005.

Net sales of platform, software and standalone products in dollars and as a percentage of the segment’s net sales were as follows:

	Net Sales				% of Total
	Six Months Ended June 30,		Change		Six Months Ended June 30,
	2005(1)	2004(1)	$(1)%		2005	2004
Platform	$32.6	$39.7	$(7.1)	(17.9)%	33.0%	42.2%
Software	32.9	28.7	4.2	14.6%	33.3%	30.5%
Standalone	33.3	25.8	7.5	29.1%	33.7%	27.3%

Net Sales	$98.8	$94.2	$4.6	4.9%	100.0%	100.0%

(1)	In millions.

The net sales increase in the U.S. Consumer segment for the six months ended June 30, 2005 compared to the same period in 2004 was a result of the following factors:

•	Allowances for defective products decreased in the second quarter 2005 compared to the same period last year. This change was primarily the result of adjusting the defective reserve by $3.5 million based on our evaluation of reserve requirements. The reduction of reserves for defective products was primarily due to revised estimates based on currently available historical defective rates.

•	Increased demand for our Leapster platform and software products.

These factors were partially offset by a decline in demand for our LeapPad family of products.

International. Our International segment’s net sales increased by $5.2 million, or 17.5%, from $29.8 million in the six months ended June 30, 2004 to $35.0 million in the six months ended June 30, 2005. The increase in international net sales is the result of our continuing efforts to establish business and promote our products in various international locations. The net sales increase in this segment was primarily due to:

•	Strong growth in our newer European and Asian markets.

•	Foreign currency exchange rates favorably impacting our International segment’s net sales. Had foreign exchange rates been unchanged from 2004 rates, our International segment’s net sales growth would have been 14.4% instead of 17.5%.

Education and Training. Our Education and Training segment’s net sales decreased by $3.3 million, or 11.6%, from $28.4 million in the six months ended June 30, 2004 to $25.1 million for the six months ended June 30, 2005. Our Education and Training segment’s net sales decrease was primarily the result of the following factors:

•	As we continue to pursue orders involving larger installations, additional district and sometimes state level approvals are required, which can protract the sales cycle.

•	Given the relatively small size of this segment and the uneven nature of sales orders, it is difficult to predict the timing of sales in any quarter.

•	Transition issues due to personnel changes in our direct sales force and sales force management.

These factors were partially offset by higher price points in this segment.

Gross Profit

Gross profit for each segment and the related percentage of each segment’s net sales were as follows:

	Six Months Ended June 30,						Percentage Point Difference of % of Segment’s Net Sales
	2005		2004		Change
Segment	$(1)	% of Segment’s Net Sales	$(1)	% of Segment’s Net Sales	$(1)%
U.S. Consumer	$31.7	32.1%	$37.1	39.4%	$(5.4)	(14.6)%	(7.3)%
International	16.5	47.1%	13.1	44.0%	3.4	25.8%	3.1%
Education and Training	17.4	69.2%	18.2	64.0%	(0.8)	(4.4)%	5.2%

Total Company	$65.6	41.3%	$68.4	44.9%	$(2.8)	(4.2)%	(3.6)%

(1)	In millions.

U.S. Consumer. The 7.3 percentage point decrease in our gross margin in our U.S. Consumer segment for the six months ended June 30, 2005 compared to the same period in 2004 was primarily due to:

•	Product mix including:
•	Higher sales of Leapster platforms that have lower margins.

•	Higher percentage of standalone products that typically have lower margins.

•	Higher sales of closeout products.

•	Lower sales of LeapPad products which have relatively high margins.

•	Higher warehousing expenses resulting from our Fontana warehouse, which has higher fixed costs, compared to the six months ended June 30, 2004, when warehousing costs were based on volume and inventory levels. Higher costs were also incurred related to the closure of a third-party warehouse, which resulted in additional non-recurring expenses for inventory transfers.

These factors have been partially offset by the reduction of reserve for defective products by $3.5 million, as previously discussed, and higher software sales which generally have higher margins.

International. The 3.1 percentage point increase in gross margin in our International segment for the six months ended June 30, 2005 compared to the same period in 2004 was primarily due to a change in product mix resulting from higher sales of higher margin platforms and an adjustment for Mexican value added tax of approximately $0.7 million. These factors were partially offset by higher warehousing and freight costs.

Education and Training. The 5.2 percentage point increase in our Education and Training segment’s gross margin for the six months ended June 30, 2005 compared to the same period in 2004, was primarily due to higher price points, lower amortization expense and cost management in our distribution warehouse, reduction in royalties and inventory related costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for each of our segments and the related percentage of each segment’s net sales were as follows:

	Six Months Ended June 30,
	2005		2004		Change
Segment	$(1)	% of Segment’s Net Sales	$(1)	% of Segment’s Net Sales	$(1)%
U.S. Consumer	$43.1	43.6%	$36.8	39.1%	$6.3	16.9%
International	7.2	20.6%	7.3	24.6%	(0.1)	(1.3)%
Education and Training	11.9	47.4%	10.0	35.1%	1.9	19.5%

Total Company	$62.2	39.2%	$54.1	35.5%	$8.1	14.9%

(1)	In millions.

We record all indirect expenses in our U.S. Consumer segment, and we do not allocate these expenses to our International and Education and Training segments.

The $8.1 million increase in selling, general and administrative expenses was primarily due to:

•	An increase in legal expense of approximately $4.5 million, primarily attributable to enforcing our patents.

•	An increase in consulting and auditing fees of approximately $1.5 million, which include expenses resulting from the implementation of the internal control requirements of the Sarbanes-Oxley Act of 2002.

•	Increase of $1.9 million in our Education and Training segment, including $0.4 million additional spending on human resources and other costs related to direct sales force, $1.2 million in marketing personnel, events and promotions, and $0.2 million in other salaries and benefits in this segment.

•	Higher employee costs resulting from the restructuring announced during the first quarter of 2005. We recorded approximately $2.0 million of restructuring expenses due to the workforce reduction in the six months ended June 30, 2005 and expect to incur, approximately, an additional $0.5 million this year.

These factors were partially offset by our cost containment efforts.

Research and Development Expenses

Research and development expenses for each of our segments and the related percentage of each segment’s net sales were as follows:

	Six Months Ended June 30,
	2005		2004		Change
Segment	$(1)	% of Segment’s Net Sales	$(1)	% of Segment’s Net Sales	$(1)%
U.S. Consumer	$26.2	26.5%	$24.2	25.6%	$2.0	8.4%
International	1.5	4.3%	2.1	7.1%	(0.6)	(29.4)%
Education and Training	1.6	6.5%	1.1	4.0%	0.5	42.9%

Total Company	$29.3	18.4%	$27.4	18.0%	$1.9	6.9%

(1)	In millions.

We record all indirect expenses in our U.S. Consumer segment, and we do not allocate these expenses to our International and Education and Training segments. The greater coordination of research and development efforts resulted in lower costs for our International segment.

Research and development expenses increased in dollars, and were a higher percentage of net sales during the six months ended June 30, 2005 for the U.S. Consumer and Education and Training segments, while the International segment decreased spending on research and development. The increase in U.S. Consumer research and development spending primarily relates to development of new generation Leapster software titles, as well as additional content for our FLY pentop computer platform and the Leapster L-MAX platform.

We classify research and development expenses into two categories, product development and content development. Product development expense reflects the costs related to the conceptual, design, engineering and testing stages of our platforms and standalone products. Content development expense reflects the costs related to the conceptual, design and testing stages of our software and books. These expenses are as follows:

	Six Months Ended June 30,
	2005		2004		Change
	$(1)	% of Total Company Net Sales	$(1)	% of Total Company Net Sales
					$(1)%
Product development	$13.5	8.5%	$12.9	8.6%	$0.4	3.3%
Content development	15.8	9.9%	14.5	9.4%	1.5	10.3%

Research and Development	$29.3	18.4%	$27.4	18.0%	$1.9	6.9%

(1)	In millions.

Advertising Expense

Advertising expenses for each of our segments and the related percentage of each segment’s net sales were as follows:

	Six Months Ended June 30,
	2005		2004		Change
Segment	$(1)	% of Segment’s Net Sales	$(1)	% of Segment’s Net Sales	$(1)%
U.S. Consumer	$10.3	10.3%	$10.8	11.5%	$(0.5)	(4.8)%
International	2.9	8.3%	3.4	11.4%	(0.5)	(14.3)%
Education and Training	0.2	1.0%	0.0	0.1%	0.2	NM

Total Company	$13.4	8.5%	$14.2	9.3%	$(0.8)	(5.5)%

(1)	In millions.

We record all indirect expenses in our U.S. Consumer segment, and we do not allocate these expenses to our International and Education and Training segments.

The decrease in advertising expense for the six months ended June 30, 2005 compared to the corresponding period of the prior year was primarily due to:

•	Lower expense in our U.S. Consumer segment resulting from the decision to focus our advertising campaign in the more important second half of the year.

•	Lower advertising expense in our International segment, primarily in Asia.

These factors have been partially offset by the expenses associated with the summer television campaign by our U.S. Consumer segment highlighting our Leapster handheld platform. Advertising expenses were first incurred at our Education and Training segment during the third quarter of 2004.

Depreciation and Amortization Expenses (excluding depreciation of tooling and amortization of content development expenses, which are included in cost of sales)

Depreciation and amortization expenses increased by $1.3 million, or 35.5%, from $3.5 million in the first half of 2004, to $4.8 million in the first half of 2005. As a percentage of net sales, depreciation and amortization expenses increased to 3.0% in the first half of 2005 compared to 2.3% for the same period in 2004. The increase in depreciation and amortization expenses was primarily due to higher depreciation expense for computers, capitalized software, website development costs and leasehold improvements.

Income (Loss) From Operations

Income or loss from operations for each of our segments and the related percentage of each segment’s net sales were as follows:

	Six Months Ended June 30,
	2005		2004		Change
Segment	$(1)	% of Segment’s Net Sales	$(1)	% of Segment’s Net Sales	$(1)%
U.S. Consumer	$(52.5)	(53.2)%	$(38.1)	(40.5)%	$(14.4)	37.7%
International	4.7	13.5%	0.2	0.6%	4.5	NM
Education and Training	3.6	14.2%	7.0	24.8%	(3.4)	(49.2)%

Total Company	$(44.2)	(27.8)%	$(30.9)	(20.3)%	$(13.3)	43.0%

(1)	In millions.

U.S. Consumer. The higher loss from operations in our U.S. Consumer segment is primarily due to lower gross profit and higher operating expenses due to the factors discussed above.

International. Our International income from operations is driven primarily by higher sales, higher gross profit and lower operating expenses compared to the same period in 2004.

Education and Training. The Education and Training segment’s decreased income from operations resulted from lower net sales and higher operating expenses.

Other

Net interest income increased by $1.2 million from $0.9 million in the first half of 2004 to $2.1 million in the first half of 2005. The higher interest income reflects higher interest rates in 2005 compared to 2004.

Other income (expense), net which consisted primarily of foreign currency related activities, decreased by $0.7 million, from income of $0.8 million in the first half of 2004 to expense of $0.1 million in the first half of 2005.

Our effective tax rate was 29.5% for the six months ended June 30, 2005 compared to 34.2% for the same period in 2004. The lower effective tax rate in 2005 was primarily due to the benefits resulting from the changes in our international sourcing arrangements.

Net Loss

In the first half of 2005, net loss was $29.7 million, or 18.7% of net sales. In the same period of 2004, net loss was $19.2 million, or 12.6% of net sales. In the six months ended June 30, 2005, we had higher operating loss offset by higher interest income than in the six months ended June 30, 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

LeapFrog’s primary sources of liquidity during the six months ended June 30, 2005 have been:

•	Existing cash and cash equivalents balances.

•	Cash received from the collection of accounts receivable balances generated from sales in the fourth quarter of 2004 and first quarter of 2005, partially offset by lower purchases of inventory.

Cash and related balances are:

	June 30,
	2005(1)	2004(1)	Change(1)
Cash and cash equivalents	$36.0	$48.6	$(12.6)
Short term investments	123.6	111.9	11.7

	$159.6	$160.5	$(0.9)

% of total assets	30.0%	31.7%
Restricted Cash
Short term	$—	$8.9	$(8.9)
Long term	—	5.0	(5.0)

	$—	$13.9	$(13.9)

Long term investments	$3.7	$2.4	$1.3

(1)	In millions.

Financial Condition

We believe our current cash and short term investments, anticipated cash flow from operations and future seasonal borrowings, if any, will be sufficient to meet our working capital and capital requirements through at least the end of 2006.

We estimate that our capital expenditures for 2005 will be between $18.0 million and $22.0 million, as compared to $20.5 million in 2004. The capital expenditures will be primarily for manufacturing tool purchases for use in the production of both existing and new products and purchases related to the upgrading of our information technology capabilities.

If needed we have access to an unsecured credit line to fund our operations. This unsecured credit facility of $30.0 million was entered into on December 31, 2002, with an option to increase the facility to $50.0 million, for working capital purposes. This agreement was amended in February 2004 to raise the allowable limit of investment in our foreign subsidiaries. On December 31, 2004, we exercised our option and increased the facility to $50.0 million. The level of a certain financial ratio maintained by us determines interest rates on borrowings and letters of credit. The interest rate is between prime and prime plus 0.25% or LIBOR plus 1.25% and LIBOR plus 2.00%. We had outstanding letters of credit at June 30, 2005 of $0.2 million. Our outstanding letters of credit at June 30, 2004 were $14.1 million, of which $13.9 million was cash collateralized and $0.2 million was secured by our credit line.

Our unsecured credit facility requires that we comply with certain financial covenants, including the maintenance of a minimum quick ratio on a quarterly basis and a minimum level of “EBITDA,” as defined in the agreement, on a rolling quarterly basis. We received a waiver from the financial institution specifically for the maintenance of a minimum level of EBITDA for the quarter ended June 30, 2005. On June 30, 2005, we were in compliance with all covenants taking into account the waiver issued by the financial institution. This facility matures on December 31, 2005. We currently do not intend on replacing this facility.

Cash and cash equivalents decreased by $24.5 million during the six months ended June 30, 2005. The change in cash and cash equivalents was as follows:

	June 30,
	2005(1)	2004(1)	Change(1)
Net cash provided by operating activities	$65.3	$77.1	$(11.8)
Net cash used in investing activities	(93.0)	(77.9)	(15.1)
Net cash provided by financing activities	6.0	4.8	1.2
Effect of exchange rate changes on cash	(2.8)	(0.7)	(2.1)

(Decrease) increase in cash and cash equivalents	$(24.5)	$3.3	$(27.8)

(1)	In millions.

Our cash flow is very seasonal as the vast majority of our sales historically occur in the last two quarters of the year as retailers expand inventories for the holiday selling season. Our accounts receivable balances are the highest in the last two months of the fourth quarter, and payments are not due until the first quarter of the following year. Cash used in operations is typically the highest in the third quarter as we increase inventory to meet the holiday season demand. The following table shows certain quarterly cash flow from operating activities data that illustrates the seasonality of our business:

	Cash Flow From Operating Activities
	2005(1)	2004(1)	2003(1)
1st Quarter	$90.6	$108.4	$50.1
2nd Quarter	(25.3)	(31.8)	(1.4)
3rd Quarter	N/A	(48.5)	(34.0)
4th Quarter	N/A	(27.9)	12.1

Total	N/A	$0.2	$26.8

(1)	In millions.

Operating Activities

The $11.8 million decrease in net cash provided by operating activities for the six months ended June 30, 2005 compared to the same period in 2004, was primarily due to the following factors:

•	Lower collections of year-end accounts receivable, which resulted from lower sales in the fourth quarter of 2004 than in the fourth quarter of 2003; partially offset by lower inventory purchases.

•	Higher net loss for the six months ended June 30, 2005 compared to the same period in the prior year.

Working Capital – Major Components

Due to the seasonality of our business, our discussion is focused on the changes in working capital components from the current period to the corresponding period last year. We believe comparisons of working capital from our fiscal year end (December 31) to the current period are not meaningful and explanations for such changes are not included.

Accounts receivable

Gross accounts receivable was $75.9 million at June 30, 2005, $66.7 million at June 30, 2004 and $230.7 million at December 31, 2004. Allowances for doubtful accounts were $1.7 million at June 30, 2005, $1.3 million at June 30, 2004 and $2.5 million at December 31, 2004. Our days-sales-outstanding, or DSO, at June 30, 2005 was 76.8 days compared to 72.8 days at June 30, 2004. Our DSO at December 31, 2004 was 80.0 days.

Allowances for doubtful accounts, as a percentage of gross accounts receivable, increased from 1.9% at June 30, 2004, to 2.2% at June 30, 2005. At December 31, 2004, allowances for accounts receivable were 1.1% of gross accounts receivable.

Inventory

Inventory, net of reserves, was $182.6 million at June 30, 2005, $177.4 million at June 30, 2004 and $131.2 million at December 31, 2004. Inventory increased by $51.4 million, or 39.2%, from December 31, 2004 to June 30, 2005. This increase is consistent with the seasonality of our business. In addition, we are implementing strategies to better forecast and control our inventories.

Deferred income taxes

We recorded a current deferred tax asset of $36.5 million at June 30, 2005, $21.7 million at June 30, 2004 and $25.0 million at December 31, 2004. The increase in our deferred income tax asset was primarily due to net operating losses in the current and prior periods.

We recorded a non-current deferred tax asset of $7.3 million at June 30, 2005, $0.5 million at June 30, 2004 and $6.7 million at December 31, 2004. The year-over-year increase was primarily due to additional research and development credits available to be carried forward in future periods.

Accounts payable

Accounts payable was $84.0 million at June 30, 2005, $72.6 million at June 30, 2004 and $62.8 million at December 31, 2004. The increase in accounts payable from June 30, 2004 to June 30, 2005, was due to the timing of payments primarily for freight, marketing and advertising.

Income taxes payable

Income taxes payable was $4.9 million at June 30, 2005, $0 at June 30, 2004 and $7.0 million at December 31, 2004. The increase from June 30, 2004 to June 30, 2005 was primarily due to changes in estimates of our liability based on our assessment of current conditions.

Substantially all of our income tax payments are made in December and March due to the seasonality of our business. In the first six months of 2005, $0.6 million in income tax payments were made. We made no payments during the same period of 2004. The income tax payments were primarily due to foreign income taxes resulting from higher taxable income in our International business segment.

Investing Activities

Net cash used in investing activities was $93.0 million in the six months ended June 30, 2005, compared to a use of $77.9 million for the same period in 2004. The primary components of net cash used in investing activities for the first half of 2005 compared to the same period of 2004 were:

•	Net purchases of investments of $87.0 million in 2005 compared with $70.0 million in 2004.

•	Purchase of property and equipment of $6.0 million in 2005, primarily related to the Fontana distribution center compared to $10.6 million in 2004.

Financing Activities

Net cash provided by financing activities was $6.0 million in the six months ended June 30, 2005 compared to $4.8 million for the same period in 2004. The primary component of cash provided by financing activities in both years was proceeds received from the exercise of stock options and purchases of our Class A common stock pursuant to our employee stock purchase plan.

Commitments

In March 2005, we renewed the lease for our corporate headquarters in Emeryville, California. The new lease is retroactive to January 31, 2005 and expires March 31, 2015. Our minimum lease obligation over the term of the lease is $20.0 million.

In 2005 we entered into a software capital lease agreement for our new ERP system, Oracle 11i. The total commitment of the lease, which expires on December 31, 2007, is $1.6 million. At June 30, 2005 we had a balance of $1.4 million included in the “Deferred rent and other long term liabilities” section of the consolidated balance sheet. The remaining estimated annual payments for this lease are $0.3, $0.6 and $0.6 million for 2005, 2006 and 2007, respectively.

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

Sales of our platforms, related software and standalone products typically have grown in the periods following initial introduction, but we expect sales of specific products to decrease as they mature. For example, in 2004, we experienced a significant decrease in the net sales of our Classic LeapPad and My First LeapPad business in our U.S. Consumer segment compared to 2003. The introduction of new products and the enhancement and extension of existing products, through the introduction of additional software or by other means, are critical to our future sales growth. The successful development of new products and the enhancement and extension of our current products will require us to anticipate the needs and preferences of consumers and educators and to forecast market and technological trends accurately. Consumer preferences, and particularly children’s preferences, are continuously changing and are difficult to predict. In addition, educational curricula change as states adopt new standards. The development of new interactive learning products requires high levels of innovation and this process can be lengthy and costly. To remain competitive, we must continue to develop enhancements to our NearTouch and other technologies successfully, as well as successfully integrate third-party technology with our own. In fall 2005, we plan to introduce a number of new platforms, standalone products and interactive books and other software for each of our three business segments, including our FLY pentop computer, which is targeted at an older age group of consumers than we have focused on in the past, and our Leapster L-MAX handheld for television-based learning. We cannot assure you that these products will be successful or that other products will be introduced or, if introduced, will be successful. The failure to enhance and extend our existing products or to develop and introduce new products that achieve and sustain market acceptance and produce acceptable margins would harm our business and operating results.

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

Historically, our quarterly operating results have fluctuated significantly. For example, our net loss for first and second quarters of 2005 was $(19.9) million and $(9.8) million, respectively. Our net income (loss) for the first, second, third and fourth quarters of 2004 was $(11.8) million, $(7.4) million, $20.2 million and $(7.5) million, respectively. We expect these fluctuations to continue for a number of reasons, including:

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

For example, in March 2005, Toys “R” Us, one of our key customers, entered into an agreement to be acquired by a private investment group. This change in ownership may result in the closure of several Toys “R” Us stores and a reduction in the number of products that Toys “R” Us purchases from us. In turn, the effects of any change, reduction, or delay in orders from Toys “R” Us or other retailers could have a material effect on our quarterly operating results.

We expect that we will continue to incur losses during the first and second quarters of each year for the foreseeable future. If we fail to meet our projected net sales or other projected operating results, or if we fail to meet analysts’ or investors’ expectations, the market price of our Class A common stock could decrease.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our future financial results and our management may not be able to provide its report on the effectiveness of our internal controls as required by the Sarbanes-Oxley Act 2002.

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

We have grown rapidly, both domestically and internationally. Our net sales were $314.2 million in 2001 and $640.3 million in 2004. During this period, the number of different products we offered at retail also increased significantly, and we have opened offices in Canada, France, Macau and Mexico. At December 31, 2001, we had 438 full-time employees and at June 30, 2005, we had 836 full-time employees. In July 2004, we began consolidating multiple third-party distribution warehouses into a single distribution warehouse to handle our needs. This warehouse is being operated by a new third-party logistics service provider. During the second half of 2004, we had significant difficulties operating our existing management systems and the new consolidated distribution center during our peak shipping season. This expansion has presented, and continues to present, significant challenges for our management systems and resources and has resulted in a significant adverse impact on our operating and financial results. As a result, we are upgrading existing, and implementing new enterprise resource planning, or ERP, systems, including a new global instance of Oracle e-Business Suite 11i and other Oracle-based systems, as well as a comprehensive suite of customer relationship management applications. If we fail to successfully re-implement our ERP systems and related integrations at all or on a timely basis, or if we fail to improve and maintain management systems and resources sufficient to keep pace with our business needs, our business could be disrupted or constrained, and our operating results would suffer.

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

We currently compete primarily in the infant and toddler category, preschool category and electronic learning aids category of the U.S. toy industry and, to some degree, in the overall U.S. and international toy industry. Our SchoolHouse division competes in the U.S. supplemental educational materials market. Each of these markets is very competitive and we expect competition to increase in the future. For example, Mattel, Inc. sells under its Fisher-Price brand products called “PowerTouch” having functionality similar to that of our LeapPad and LittleTouch LeapPad platforms. Also, VTech Holdings Ltd. and Mattel under its Fisher-Price brand sell, V.Smile and InteracTV, respectively, which are television-based learning products that allow for video game-play similar to our Leapster learning system. We believe that we are beginning to compete, and will increasingly compete in the future, with makers of popular game platforms and smart mobile devices such as personal digital assistants and cell phones. For example, we are beginning to cross over into their markets with products such as our Leapster handhelds, iQuest handheld and planned products, such as our FLY pentop computer. These companies are well situated to compete effectively in our primary markets. Many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to changes in consumer requirements or preferences or to new or emerging technologies. They may also devote greater resources to the development, promotion and sale of their products than we do. We cannot assure you that we will be able to compete effectively in our markets.

We rely on a limited number of manufacturers, virtually all of which are located in China, to produce our finished products, and our reputation and operating results could be harmed if they fail to produce quality products in a timely and cost-effective manner and in sufficient quantities.

We outsource substantially all of our finished goods assembly manufacturing to a limited number of Asian manufacturers, most of whom manufacture our products at facilities in the Guangdong province in the southeastern region of China. In 2004, we initiated a supply chain management project to strengthen our finished goods production capabilities by expanding our operations in Asia and formalizing relationships with our third-party manufacturers. If our manufacturers fail to produce quality finished products on time, at expected cost targets and in sufficient quantities due to capital shortages, late payments from us, political instability, labor shortages, health epidemics, intellectual property disputes, changes in international economic policies, natural disasters, energy shortages, terrorism or other disruptions to their businesses, our reputation and operating results would suffer. In addition, if our manufacturers decide to increase production for their other customers, they may be unable to manufacture sufficient quantities of our finished products and our business could be harmed. Some of our customers also require our manufacturers to comply with codes of business conduct. If our manufacturers do not meet these codes of business conduct, our customers may require us to stop utilizing non-complying manufacturers, which may cause production delays and an inability to fill customer orders in a timely manner. Moreover, sourcing in China creates a foreign currency exposure to the value of the Yuan relative to the currencies with which we operate.

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

We launched our Education and Training Group in June 1999 to deliver classroom instructional programs to the pre-kindergarten through 8th grade school market and explore adult learning opportunities. To date, the SchoolHouse division, which accounts for substantially all of the results of our Education and Training segment, has incurred cumulative operating losses. Sales from our SchoolHouse division’s curriculum-based products will depend principally on broadening market acceptance of those products, which in turn depends on a number of factors, including:

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

Our success depends in large part on our proprietary technologies that are used in our learning platforms and related software, such as our LittleTouch LeapPad, My First LeapPad, Classic LeapPad, LeapPad Plus Writing, Quantum LeapPad and Leapster platforms, as well as our Explorer and Odyssey interactive globe series. Our proprietary technologies are also used in the products we are developing, such as our FLY pentop computer and Leapster L-MAX television-based learning system, both of which are scheduled to launch in fall 2005. We rely, and plan to continue to rely, on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. The contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our intellectual property or deter independent third-party development of similar technologies. For example, we are aware that products very similar to some of ours have been produced by others in China, and we are seeking to enforce our rights. However, we may not be able to enforce our intellectual property rights, if any, in China or other countries where such product may be manufactured or sold. Monitoring the unauthorized use of our intellectual property is costly, and any dispute or other litigation, regardless of outcome, may be costly and time-consuming and may divert our management and key personnel from our business operations. The steps we have taken may not prevent unauthorized use of our intellectual property, particularly in foreign countries where we do not hold patents or trademarks or where the laws may not protect our intellectual property as fully as in the United States. Some of our products and product features have limited intellectual property protection, and, as a consequence, we may not have the legal right to prevent others from reverse engineering or otherwise copying and using these features in competitive products. For additional discussion of litigation related to the protection of our intellectual property, see “Part II. Item 1. Legal Proceedings.— LeapFrog Enterprises, Inc. v. Fisher-Price, Inc. and Mattel, Inc.” below. If we fail to protect or to enforce our intellectual property rights successfully, our rights could be diminished and our competitive position could suffer, which could harm our operating results.

We depend on our suppliers for our components and raw materials, and our production would be seriously harmed if these suppliers are not able to meet our demand and alternative sources are not available.

Some of the components used to make our products, including our application-specific integrated circuits, or ASICs, currently come from a single supplier. Additionally, the demand for some components such as liquid crystal displays, integrated circuits or other electronic components is volatile, which may lead to shortages. We have recently experienced longer lead times for the purchase of electronic components such as liquid crystal display touch screens, ASICs and memory chips. If our suppliers are unable to meet our demand for our components and raw materials and if we are unable to obtain an alternative source or if the price available from our current suppliers or an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products would be seriously harmed and our operating results would suffer. In addition, our costs could be negatively impacted by commodity price increases. For example, with the recent increase in oil prices, our transportation costs have increased.

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

We rely on a limited number of contract ocean carriers to ship the products that we import to our primary distribution centers in California through the Long Beach, California port. Retailers that take delivery of our products in China rely on a variety of carriers to import those products. Any disruption or slowdown of service on importation of products caused by health epidemic-related issues, labor disputes, terrorism, international incidents, quarantines, lack of available shipping containers or otherwise could significantly harm our business and reputation. For example, in 2002, a key collective bargaining agreement between the Pacific Maritime Association and the International Longshore and Warehouse Union affecting shipping of products to the Western United States, including our products, expired and, after a temporary extension, resulted in an eleven-day cessation of work at West Coast docks. This cessation of work cost us approximately $3.0 million in additional freight expenses. In addition, in July 2004, independent truck drivers went on strike causing slowdowns in container transport to and from ports across the United States. Although these disputes have been resolved, other disputes may arise or additional security measures may be enacted in regards to shipping and shipping containers, which may cause delays in the delivery of our products and significantly harm our business and reputation.

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

Our U.S. distribution centers, including our distribution center in Fontana, California, our Los Gatos, California engineering office and our Emeryville, California corporate headquarters are located in California near major earthquake faults that have experienced earthquakes in the past. An earthquake or other natural disasters could disrupt our operations. Additionally, the loss of electric power, such as the temporary loss of power caused by power shortages in the grid servicing our facilities in California, could disrupt operations or impair critical systems. Any of these disruptions or other events outside of our control could impair our distribution of products, damage inventory, interrupt critical functions or otherwise affect our business negatively, harming our operating results. Our existing earthquake insurance relating to our distribution center may be insufficient and does not cover any of our other operations. Further, fires, fire suppression materials or prolonged power outages could interrupt or damage our data center and information technology systems and we may not be able to re-establish our systems on a timely basis or at all, which would significantly interrupt our business operations. If our offices, or the facilities of our third-party finished goods or component manufacturers, are affected by earthquakes, fires, power shortages, floods, monsoons, terrorism or other events outside of our control, our business could suffer.

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

For the six months ended June 30, 2005, we recognized net gains of approximately $0.1 million resulting from fluctuations in foreign currency exchange rates. For the same period in 2004, we experienced a foreign currency exchange gain of approximately $0.8 million.

Cash equivalents and short term investments are presented at fair value on our consolidated balance sheets. We invest our excess cash in accordance with our investment policy. Any adverse changes in interest rates or securities prices may harm the valuation of our short term investments and operating results. At June 30, 2005 and December 31, 2004, our cash was invested primarily in municipal money market funds, short term fixed income auction rate municipal securities and auction rate preferred securities. Due to the short-term nature of these investments, a 50 basis point movement in market interest rates would not have a material impact on the fair value of our portfolio at June 30, 2005.

We are exposed to market risk from changes in interest rates on our outstanding bank debt. The level of a certain financial ratio maintained by us determines interest rates we pay on borrowings. The interest rate will be between prime and prime plus 0.25% or LIBOR plus 1.25% and LIBOR plus 2.00%. Prime rate is the rate publicly announced by Bank of America as its prime rate. The interest cost of our bank debt is affected by changes in either prime rates or LIBOR. Any adverse changes could harm our operating results. As of June 30, 2005, we had no outstanding debt and outstanding letters of credit of $0.2 million.

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

Based upon the controls evaluation, our CEO and CFO have concluded that, as a result of the matters discussed below with respect to our internal control over financial reporting, our disclosure controls as of June 30, 2005 were not effective.

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

Remediation Actions to Address Material Weaknesses in Internal Control over Financial Reporting

Management believes that actions that we have taken since December 31, 2004 and the further actions that we expect to take in 2005 will address the material weaknesses in our internal control over financial reporting noted above. Some of the actions we have taken are discussed below.

Actions Taken During the Quarter Ended June 30, 2005

Revenue and Accounts Receivable

In relation to the material weakness in the area of revenue and accounts receivable, we took the following actions during the quarter ended June 30, 2005:

•	Staffing has been increased and upgraded to strengthen internal controls over reconciliation, review of account balances and close processes.

•	Controls over the issuance, review and approval of credit memos related to accounts receivable have been put in place to ensure proper authorization.

Costs of Goods Sold and Inventory

In relation to the material weakness in the area of cost of goods sold and inventory controls, we took the following actions during the quarter ended June 30, 2005:

•	We hired a Senior Vice President of Supply Chain and Operations, who started in April 2005, has been hired to oversee supply chain operations.

•	We strengthened the process for review and approval of inventory reconciliations.

•	We developed procedures to monitor progress and key controls within the supply chain financial reporting process.

Information Technology Controls

In relation to the material weakness in the area of information technology controls, we took the following actions during the quarter ended June 30, 2005:

•	A new Senior Director of Information Technology, who started in April 2005, has been hired to oversee the on-going re-design of our corporate enterprise resource planning, or ERP, systems and assist with implementing additional information technology controls.

•	We have licensed the Oracle 11i ERP system. Initial system designs have been completed, and we have modeled and tested the software in a controlled environment. End-user training has begun in preparation for a system upgrade in the third quarter of 2005.

•	We have implemented regularly scheduled information technology steering committee meetings. The steering committee is responsible for delivering the planned ERP upgrade, implementing additional general computer controls and facilitating delivery of our information technology strategy.

Actions Taken or to be Taken After the Quarter Ended June 30, 2005

Revenue and Accounts Receivable

In relation to the material weakness in the area of revenue and accounts receivable, we expect to take the following actions:

•	We expect to segregate duties in the accounts receivable area between persons who have control over credit and persons who have control over billing, and systems will be implemented that will allow our personnel access only to those system areas to which they require access in the normal execution of their duties.

•	We expect that a layer of automated controls will be applied to existing and future information technology systems that will physically limit and restrict the ability of system users to enter, change, and view data within the system, and that will track and provide a detailed history of changes to key elements of the data.

Cost of Goods Sold and Inventory

In relation to the material weakness in the area of cost of goods sold and inventory, we have taken or expect to take the following actions:

•	Accounting capabilities have been, and we expect will continue to be, strengthened through improved additional staffing and training.

•	We expect corporate ERP systems will be redesigned and implemented to confirm the proper, necessary and appropriate levels and breadth of access and control to functional areas of our systems.

•	We expect that regular, periodic test counts of physical inventories will be conducted and appropriately reviewed and documented.

•	We expect that reconciliations of physical inventory results to inventory ledgers and related cost of goods sold accruals will be properly reviewed and documented.

•	We expect that estimations of work-in-process inventories will be adequately supported and properly reviewed.

•	We expect that variances from standards will be separately tested and reviewed for reasonableness in relation to calculated amounts to ensure the general ledger balances are reasonable based on these calculations.

•	We expect that a formal return-to-vendor policy will be put in place to confirm that systems appropriately reflect returns of inventory back to our vendors.

•	We expect that bill of material maintenance processes and work order processes will be changed to ensure accurate relief of inventory.

•	We expect that duties will be segregated between our inventory and purchasing staff to prevent our personnel from having inappropriate access to system areas controlling the set-up of new vendors, the creation of purchase orders and access to our inventory purchasing and receiving functions. In addition, we expect software controls will be applied to our existing and future ERP systems to adequately enforce this segregation.

Information Technology Controls

In relation to the material weakness in the area of information technology controls, we have taken or expect to take the following actions:

•	Corporate ERP systems are being re-designed and implemented to properly align these systems with corporate business objectives. The re-design is intended to ensure that these systems properly enable and support our corporate business objectives and include appropriate levels of control and security.

•	The number of different software vendors and information system architectures that constitute our current ERP systems is being reduced in order to decrease complexity and increase the uniformity, usability, reliability, efficiency, security and effectiveness of these systems.

•	System end users are being trained in the proper set-up, testing and use of the corporate ERP systems, in order to establish functional accountability and responsibility for corporate ERP systems within a core of educated and responsible end users across our company.

•	Proper controls for our ERP systems are being implemented and documented that limit access to system functions consistent with appropriately segregated duties of our financial and operation staff in the normal execution of their respective duties.

•	Information technology functional capabilities have been upgraded or added to establish stronger communication and planning between the information technology department and the functional teams within LeapFrog that use the systems to provide decision makers with accurate, timely, and appropriate information for them to make proper business decisions.

•	Information technology department processes are being established, documented, and enforced to ensure that all information system initiatives, including upgrades, patches and bug fixes, are appropriately prioritized, approved, documented and reported.

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

Changes in Internal Control Over Financial Reporting

Except as noted above under the heading, “Remediation Actions to Address Material Weaknesses in Internal Control over Financial Reporting—Actions Taken During the Quarter Ended June 30, 2005,” there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our legal proceedings, please see the discussions under Note 15 “Legal Proceedings” and Note 16 “Subsequent Events” in our consolidated financial statements located in Part I— Item 1 above.

Item 4.	Submission of Matters to a Vote of Security Holders.

On June 1, 2005, we held our annual meeting of stockholders for the purpose of electing eight directors to serve until the next annual meeting of stockholders and to ratify the selection by the audit committee of our board of directors of Ernst & Young LLP as our independent auditors for our fiscal year ending December 31, 2005. The following directors were elected to our board of directors according to the following votes:

Nominees	For	Withheld
Steven B. Fink	285,818,527	5,381,437
Paul A. Rioux	286,983,934	4,216,000
Thomas J. Kalinske	287,006,397	4,193,567
Jerome J. Perez	286,989,936	4,210,028
Stanley E. Maron	290,614,795	585,169
E. Stanton McKee	290,689,577	510,387
Ralph R. Smith	290,688,669	511,295
Caden Wang	289,962,716	1,237,248

Ernst & Young LLP was ratified as our independent auditors for our fiscal year ending December 31, 2005 according to the following votes:

For	290,959,902
Against	200,688
Abstained	39,374

Item 6.	Exhibits.

Exhibit Index

3.03*	Amended and Restated Certificate of Incorporation.

3.04*	Amended and Restated Bylaws.

4.01*	Form of Specimen Class A Common Stock Certificate.

4.02**	Fourth Amended and Restated Stockholders Agreement, dated May 30, 2003, among LeapFrog and the investors named therein.

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit previously filed with LeapFrog’s registration statement on Form S-1 (SEC File No. 333-86898).

**	Incorporated by reference to the same numbered exhibit previously filed with LeapFrog’s report on Form 10-Q filed on August 12, 2003 (SEC File No. 001-31396).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc. (Registrant)

/s/ Thomas J. Kalinske
Thomas J. Kalinske Chief Executive Officer (Authorized Officer)

Dated: August 4, 2005

/s/ William B. Chiasson
William B. Chiasson Chief Financial Officer (Principal Financial Officer)

Dated: August 4, 2005

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