Form 10-Q
period 2005-09-30
LEAPFROG ENTERPRISES INC
filed 2005-11-09
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of Class A common stock, par value $0.0001, and Class B common stock, par value $0.0001, outstanding as of October 31, 2005, was 34,769,978 and 27,614,089, respectively.

Part I

Financial Information

i

PART I

FINANCIAL INFORMATION

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

Item 1.	Financial Statements

	September 30,		December 31,
	2005	2004	2004
	(Unaudited)		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$42,466	$58,120	$60,559
Short term investments	31,650	54,298	28,188
Restricted cash	150	8,918	8,418
Accounts receivable, net of allowances of $1,378; $1,155 and $2,519 at September 30, 2005 and 2004 and December 31, 2004, respectively	219,883	188,847	228,187
Inventories, net	211,860	192,792	131,189
Prepaid expenses and other current assets	33,519	9,778	13,321
Deferred income taxes	13,602	25,773	25,009

Total current assets	553,130	538,526	494,871

Property and equipment, net	23,625	25,997	24,807
Deferred income taxes	7,298	1,187	6,633
Intangible assets, net	28,107	29,997	29,496
Other assets	4,220	9,515	3,987

Total assets	$616,380	$605,222	$559,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$120,673	$115,806	$62,811
Accrued liabilities	38,298	39,624	53,868
Deferred revenue	155	322	364
Income taxes payable	4,220	9,620	6,951

Total current liabilities	163,346	165,372	123,994

Deferred rent and other long term liabilities	2,146	844	1,300
Stockholders’ equity:
Class A common stock, par value $0.0001; 139,500 shares authorized; shares issued and outstanding: 34,735; 33,147 and 33,415 at September 30, 2005 and 2004 and December 31, 2004, respectively	3	3	3
Class B common stock, par value $0.0001; 40,500 shares authorized; shares issued and outstanding: 27,614; 27,619 and 27,614 at September 30, 2005 and 2004 and December 31, 2004, respectively	3	3	3
Additional paid-in capital	340,276	315,881	318,796
Deferred compensation	(9,145)	(907)	(2,000)
Accumulated other comprehensive income	1,321	1,195	2,398
Retained earnings	118,430	122,831	115,300

Total stockholders’ equity	450,888	439,006	434,500

Total liabilities and stockholders’ equity	$616,380	$605,222	$559,794

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$242,820	$231,094	$401,746	$383,540
Cost of sales	134,108	137,541	227,470	221,572

Gross profit	108,712	93,553	174,276	161,968

Operating expenses:
Selling, general and administrative	32,739	29,971	94,961	84,118
Research and development	13,958	15,242	43,277	42,657
Advertising	13,045	15,659	26,487	29,885
Depreciation and amortization	2,385	2,042	7,176	5,578

Total operating expenses	62,127	62,914	171,901	162,238

Income/(loss) from operations	46,585	30,639	2,375	(270)

Interest expense	(6)	(7)	(35)	(11)
Interest income	814	494	2,918	1,391
Other income (expense), net	(116)	(449)	(48)	344

Income before provision for income taxes	47,277	30,677	5,210	1,454

Provision for income taxes	14,492	10,444	2,083	451

Net income	$32,785	$20,233	$3,127	$1,003

Net income per common share:
Basic	$0.53	$0.34	$0.05	$0.02
Diluted	$0.52	$0.33	$0.05	$0.02

Shares used in calculating net income per common share:
Basic	61,986	60,060	61,597	59,686
Diluted	62,660	61,545	62,111	61,520

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Net income	$3,127	$1,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,549	10,973
Amortization	1,389	1,371
Unrealized foreign currency loss (profit)	2,959	(1,188)
Loss on disposal of property and equipment	78	—
Provision for allowances for accounts receivable	(1,004)	1,311
Deferred income taxes	10,683	(14,606)
Deferred rent	(32)	272
Deferred revenue	(209)	(1,095)
Amortization of deferred compensation	1,765	1,315
Performance share compensation	882	—
Stock option compensation related to non-employees	34	400
Tax benefit from exercise of stock options	1,844	8,805
Amortization of bond premium	11	158
Other changes in operating assets and liabilities:
Accounts receivable	8,019	90,393
Inventories	(81,328)	(101,142)
Prepaid expenses and other current assets	(20,250)	318
Other assets	(259)	277
Accounts payable	58,131	29,661
Accrued advertising	(9,333)	(4,426)
Other accrued liabilities	(6,277)	(638)
Income taxes payable	(2,759)	4,976
Other liabilities	228	1,161

Net cash provided by (used in) operating activities	(20,752)	29,299

Investing activities:
Purchases of property and equipment	(9,524)	(16,419)
Purchase of intangible assets	—	(6,320)
Purchases of investments	(269,040)	(226,197)
Proceeds from sale of investments	274,003	221,331

Net cash used in investing activities	(4,561)	(27,605)

Financing activities:
Cash used to collateralize Letter of Credit	(150)	—
Proceeds from the exercise of stock options and employee stock purchase plan	9,810	11,970

Net cash provided by financing activities	9,660	11,970

Effect of exchange rate changes on cash	(2,440)	(863)

Increase (decrease) in cash and cash equivalents	(18,093)	12,801
Cash and cash equivalents at beginning of period	60,559	45,319

Cash and cash equivalents at end of period	$42,466	$58,120

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$711	$1,233
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of restricted stock and restricted stock units to employees	$9,912	$—
Assets acquired under capital lease	1,192	—
Amount payable related to technology license	—	2,000

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

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. As allowed under the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with stock options granted to employees where exercise prices are equal to or greater than fair value. Deferred compensation expense for options granted to employees is determined as the difference between the fair market value of the Company’s common stock on the date options were granted, in excess of the exercise price.

As part of the Company’s overall compensation strategy, it began issuing restricted stock units under its 2002 Equity Incentive Plan in the second quarter of 2005. A restricted stock unit is an agreement to issue stock at the time the award vests. The vesting schedules of these units vary, as management reserves the right to modify the schedule at any issuance to be inline with the Company’s goals and objectives at that time. Generally, these will vest on an annual basis equally over four years on each anniversary of the grant date. On August 1, 2005, the Company issued restricted stock units issued which will vest over four years, with one third vesting on the second anniversary of the vesting commencement date, followed by one third on each of the third and fourth year anniversaries. Upon vesting, the employee will be issued one share of the Company’s Class A common stock for each restricted stock unit or the employee may receive the net number of shares, after tax, and the Company will withhold and remit the tax payments on the employee’s behalf. In the third quarter of 2005, the Company issued 269 restricted stock units with a total value of $3,300. This amount is recorded in the “Deferred compensation” section on the consolidated balance sheet and is amortized over the four-year vesting schedule.

Stock-based compensation arrangements with non-employees are accounted for in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services” (“EITF 96-18”), using a fair value approach. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

For purposes of disclosures pursuant to SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), the estimated fair value of options is amortized over the options’ vesting periods. The following table illustrates the effect on net income and net income per common share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$32,785	$20,233	$3,127	$1,003

Stock based employee compensation expense included in reported net income, net of related tax effects	62	302	209	907

Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	(529)	(2,861)	(1,480)	(7,629)
Additional stock based compensation expenses provided by the acceleration of options, net of related tax effects	—	—	(13,624)	—

Pro forma net income (loss)	$32,318	$17,674	$(11,768)	$(5,719)

Net income per common share as reported:
Basic	$0.53	$0.34	$0.05	$0.02

Diluted	$0.52	$0.33	$0.05	$0.02

Pro forma net income (loss) per common share:
Basic	$0.52	$0.29	$(0.23)	$(0.10)

Diluted	$0.52	$0.29	$(0.23)	$(0.10)

Effective June 1, 2005, the Company accelerated the vesting of all stock options issued on or before October 1, 2004 with an exercise price of $17.43 or higher. The decision to accelerate vesting of these options was made to avoid recognizing compensation cost in the statement of income in future financial statements upon the effectiveness of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). The table above reflects the expense associated with the accelerated vesting of these options, with the reduction in the third quarter 2005 expense reflecting the impact of the earlier acceleration of vesting.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R. SFAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method. Further, it eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB 25, and as allowed under the original provisions of SFAS 123. SFAS 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. SFAS 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS 123 or only to interim periods in the year of adoption.

On April 14, 2005, the SEC announced that it would provide a phased-in implementation process for SFAS 123R. The SEC requires registrants that are not small business issuers to adopt SFAS 123R’s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company plans to implement this pronouncement for fiscal year 2006 and is currently evaluating transition methods.

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

The Company classifies all investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a component of stockholders’ equity. Short-term investments consist primarily of auction rate municipal and preferred securities that are highly liquid in nature and represent the investment of cash that is available for current operations. Long-term investments consist of municipal bonds with greater than one-year maturities. At September 30, 2005, the Company had $31,650 in short-term investments and $3,716 in long-term investments. At September 30, 2004, the Company had $54,298 and $3,744 in short-term and long-term investments, respectively. At December 31, 2004, the Company had $28,188 in short-term investments and $3,737 in long-term investments. These long-term investments are included in “Other assets” in the consolidated balance sheet.

The cost of securities sold is based on the specific identification method. Concentration of credit risk is limited by diversifying investments among a variety of high credit-quality issuers. At September 30, 2005, September 30, 2004 and December 31, 2004 the carrying value of these securities approximated their fair value.

5.	Restricted Cash

At September 30, 2005, the Company had $150 of restricted cash which was used to collateralize a single standby letter of credit. At September 30, 2004, the Company had $8,918 and $5,000 in short-term and long-term restricted cash, respectively. The long-term portion was included in the “Other assets” section of the consolidated balance sheet. At December 31, 2004, the Company had short-term restricted cash of $8,418. Restricted cash consisted of cash used to collateralize irrevocable standby letters of credit to several of our contract manufacturers and one technology partner. The standby letters of credit guaranteed performance of the obligations of certain of our foreign subsidiaries to pay for trade payables and contractual obligations. The letters of credit, relating to the 2004 restricted cash, were cancelled during the first quarter of 2005, and the remaining cash collateral classified in “restricted cash” in the Company’s consolidated balance sheet at December 31, 2004 was released.

6.	Inventories

Inventories consist of the following:

	September 30,		December 31, 2004
	2005	2004
Raw materials	$53,444	$55,769	$36,433
Work in process	27,043	8,488	6,058
Finished goods	150,392	137,712	106,752
Reserves	(19,019)	(9,177)	(18,054)

Inventories, net	$211,860	$192,792	$131,189

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

In January 2004, the Company entered into a ten-year technology license agreement with a third party to jointly develop and customize their respective technologies to be combined in a platform and related licensed product. The agreement calls for license fee payments totaling $6,000, of which $5,000 was paid in 2004 and $1,000 was paid during the quarter ended March 31, 2005. This license fee is included in “Intangible assets, net” on the consolidated balance sheet and is being amortized on a straight-line basis over the life of the contract.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

8.	Comprehensive Income

Comprehensive income is comprised of net income and currency translation adjustment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$32,785	$20,233	$3,127	$1,003

Currency translation adjustment	138	484	(1,077)	367

Comprehensive income	$32,923	$20,717	$2,050	$1,370

9.	Income Taxes

The Company’s effective tax rate was 30.7% and 39.9% for the three and nine months ended September 30, 2005, respectively, compared to 34.1% and 31.0% for the same periods in 2004. The difference in the tax rates for the three and nine months ended September 30, 2005 compared to the same periods in 2004, was primarily due to changes in the Company’s estimate of its contingent tax liabilities.

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

The Company does not use forward exchange hedging contracts for speculative or trading purposes. All forward contracts are carried on the consolidated balance sheet as assets or liabilities and the contracts’ corresponding gains and losses are recognized immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. These gains and losses are included in “Other income (expense), net” on the consolidated statement of income.

The Company realized a net loss of $111 and a net gain of $30 for the three and nine months ended September 30, 2005, respectively, compared to a net loss of $449 and a net gain of $347 for the three and nine months ended September 30, 2004, respectively, related to its foreign currency exposure and hedging contracts.

At September 30, 2005, the Company had outstanding foreign exchange forward contracts, all with maturities of approximately one month, to purchase and sell approximately $58,300 in foreign currencies, including Canadian Dollars, Euros, British Pounds and Mexican Pesos. At September 30, 2005, the fair value of these contracts was not significant. The counterparties to these contracts are substantial and creditworthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts are not considered to be material. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no assurances that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations.

11.	Net Income Per Share

The Company follows the provisions of SFAS No. 128, “Earnings Per Share” (“SFAS 128”), which requires the presentation of basic net income per common share and diluted net income per common share. Basic net income per common share excludes any dilutive effects of options, warrants and convertible securities.

The calculation of diluted net income per common share for the three and nine months ended September 30, 2005 excludes, respectively, 2,636 and 3,973 common equivalent shares related to outstanding stock options, as the affect of

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

these shares on the calculations would have been anti-dilutive. For the same periods ending September 30, 2004, the calculation excludes anti-dilutive shares of 3,326 and 1,960, respectively.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$32,785	$20,233	$3,127	$1,003

Shares used to compute net income per share:

Weighted average shares outstanding - basic	61,986	60,060	61,597	59,686
Add: Dilutive potential stock equivalents	674	1,485	514	1,834

Weighted average common stock - diluted	62,660	61,545	62,111	61,520

Net income per Class A and B share:
Basic	$0.53	$0.34	$0.05	$0.02

Diluted	$0.52	$0.33	$0.05	$0.02

12.	Segment Reporting

The Company’s reportable segments include U.S. Consumer, International and Education and Training. The Company records all indirect expenses at its U.S. Consumer segment, and does not allocate these expenses to its International and Education and Training segments.

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

	Net sales	Income/(Loss) from operations
Three Months Ended September 30, 2005
U.S. Consumer	$192,489	$36,671
International	41,611	10,899
Education and Training	8,720	(985)

Total	$242,820	$46,585

Three Months Ended September 30, 2004
U.S. Consumer	$170,797	$17,232
International	46,067	10,546
Education and Training	14,230	2,861

Total	$231,094	$30,639

Nine Months Ended September 30, 2005
U.S. Consumer	$291,268	$(15,835)
International	76,656	15,619
Education and Training	33,822	2,591

Total	$401,746	$2,375

Nine Months Ended September 30, 2004
U.S. Consumer	$265,015	$(20,893)
International	75,900	10,728
Education and Training	42,625	9,895

Total	$383,540	$(270)

The Company includes all corporate assets in its U.S. Consumer segment, and does not allocate these assets to its International and Education and Training segments.

	September 30, 2005	September 30, 2004	December 31, 2004
Total Assets
U.S. Consumer	500,089	$483,241	$435,255
International	100,080	103,408	107,372
Education and Training	16,211	18,573	17,167

Total	$616,380	$605,222	$559,794

Due to the seasonal nature of the Company’s business, the third quarter and first nine months sales and income trends are not necessarily indicative of its expected full year results.

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

In August 2005, the Company entered into a software capital lease agreement for its new enterprise resource planning (ERP) system, Oracle 11i. The total commitment of the lease, which expires on December 31, 2007, is $1,566. At September 30, 2005, the Company had $1,282, related to this lease, included in the “Deferred rent and other long term liabilities” section of the consolidated balance sheet. The remaining estimated annual payments for this lease are $143, $570 and $570 for 2005, 2006 and 2007, respectively.

At September 30, 2005, the Company had advertising commitments of approximately $13,023.

14.	New Accounting Standard

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which supersedes APB Opinion No. 20, “Accounting Changes” (“APB 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 3”). SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated results of income and financial condition.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

15.	Legal Proceedings

Tinkers & Chance v. LeapFrog Enterprises, Inc.

On August 1, 2005, a complaint was filed against the Company in the eastern federal district court of Texas by Tinkers & Chance, a Texas partnership. The complaint alleges that the Company has infringed, and induced others to infringe, United States Patent No. 6,739,874 by making, selling and/or offering for sale in the United States and/or importing the Company’s LeapPad and Leapster platforms and other unspecified products. Tinkers & Chance seeks unspecified monetary damages, including triple damages based on its allegation of willful and deliberate infringement, attorneys’ fees and injunctive relief. On September 23, 2005, the Company filed a motion to transfer the case to the Northern District of California and further filed a complaint in the Northern District of California seeking declaratory relief that its products do not infringe United States Patent No. 6,739,874. Discovery has not commenced and no trial date has been set.

LeapFrog Enterprises, Inc. v. Lexington Insurance Co.

On October 21, 2004, the Company filed a complaint in the Superior Court of the State of California, County of Alameda, against Lexington Insurance Co., No. RG04181463, alleging breach of contract and bad faith in denying the Company coverage for the Company’s costs with respect to patent infringement claims filed against the Company in three prior litigations. The Company is seeking approximately $3.5 million in damages to recover the Company’s defense fees and indemnity payments. Cross-motions for summary judgment have been filed and a hearing on these motions was held on November 3, 2005.

In re LeapFrog Enterprises, Inc. Derivative Litigation

In July 2004, the Superior Court of the State of California, County of Alameda, granted the Company’s motion to dismiss with prejudice the consolidated derivative lawsuit, In re LeapFrog Enterprises, Inc. Derivative Litigation, No. RG03130947, denying plaintiffs’ leave to amend the complaint, and entered final judgment in the action in favor of the Company and the individual officers and directors. In September 2004, the plaintiffs appealed the dismissal. On September 30, 2005, after written briefing and oral argument, the Court of Appeals affirmed the trial court’s dismissal. The plaintiffs have until November 9, 2005 to submit an appeal of the Court of Appeals’ ruling to the California Supreme Court.

Stockholder Class Actions

On December 2, 2003, a class action complaint entitled Miller v. LeapFrog Enterprises, Inc., et al., No. 03-5421 RMW, was filed in federal district court for the Northern District of California against the Company and certain of its current and former officers and directors. Subsequently, three similar actions were filed in the same court: Weil v. LeapFrog Enterprises, Inc., et al., No. 03-5481 MJJ; Abrams v. LeapFrog Enterprises Inc., et al., No. 03-5486 MJJ; and Ornelas v. LeapFrog Enterprises, Inc., et al., No. 03-5593 SBA. On March 31, 2005, the Court entered an order consolidating these actions, appointing lead plaintiffs (“lead plaintiffs”), and appointing lead class counsel.

On April 25, 2005, another class action complaint entitled The Parnassus Fund et al. v. LeapFrog Enterprises, Inc., et al., No. 05-01695 JSW, was filed in federal district court for the Northern District of California against the Company, its current CEO and former CFO. On June 3, 2005, a nearly identical class action complaint captioned Fredde Gentry et al. v. LeapFrog Enterprises, Inc. et al., No. 05-02279 MJJ, was filed in federal district court for the Northern District of California. Both the Parnassus and Gentry complaints purport to be class actions brought on behalf of persons who acquired LeapFrog securities during the period of February 11, 2004 through October 18, 2004. The complaints alleges violations of the Securities Exchange Act of 1934 and claim that the defendants caused the Company to make false and misleading statements about its business, operations, management and value of its common stock, which allowed insiders to sell the Company’s common stock at artificially inflated prices and caused plaintiffs to purchase the Company’s common stock at artificially inflated prices. The complaints do not specify the amount of damages sought.

On June 17, 2005, lead plaintiffs in the class actions that were consolidated under the March 31, 2005 order filed a consolidated complaint (“consolidated complaint”). The consolidated complaint alleges that the defendants caused the Company to make false and misleading statements about the Company’s business and forecasts about the Company’s financial performance, that certain of its individual officers and directors sold portions of their stock holdings while in the possession of adverse, non-public information, and that certain of the Company’s financial statements were false and

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

misleading. The consolidated complaint now alleges an expanded class period of July 24, 2003 through October 18, 2004 and seeks unspecified damages. On May 10, 2005 and June 28, 2005, lead plaintiffs also filed notices to relate and consolidate the Parnassus and Gentry actions, respectively, with the original class actions that had been consolidated by the order of March 31, 2005. The Parnassus plaintiffs have moved to consolidate the Parnassus and Gentry lawsuits with one another, but opposed the consolidation of the Parnassus and Gentry actions with the other earlier-filed class actions.

On July 5, 2005, the Court entered an order relating the Parnassus action with the cases consolidated under the March 31, 2005 order. The Court’s July 5, 2005 order also requires that lead plaintiffs provide notice to members of the purported class concerning the expanded class period of the consolidated complaint and giving them an opportunity to move to be appointed lead plaintiff. On July 27, 2005, the Court entered an order denying the lead plantiffs’ July 8, 2005 motion for reconsideration of the notice requirement, and relating the Gentry action with the previously related class actions.

On October 3, 2005, in response to the Court’s July 5 and 27 orders, the lead plaintiffs, along with the plaintiffs in the Parnassus action, filed new motions to be appointed lead plaintiff in the consolidated securities class action. These new lead plaintiff motions are scheduled to be heard on November 18, 2005. By stipulation and order, the Company has not yet responded to the consolidated complaint, the Parnassus complaint, or the Gentry complaint. Discovery has not commenced and no trial date has been set.

LeapFrog Enterprises, Inc. v. Fisher-Price, Inc. and Mattel, Inc.

In October 2003, the Company filed a complaint in the federal district court of Delaware against Fisher-Price, Inc., No. 03-927 GMS, alleging that the Fisher-Price PowerTouch learning system violates United States Patent No. 5,813,861. In September 2004, Mattel, Inc. was joined as a defendant. The Company is seeking damages and injunctive relief. Trial by jury began on May 16, 2005. On May 27, 2005, the district court declared a mistrial because the jury was unable to reach a unanimous verdict, and the parties stipulated to have the case decided by the court based on the seven-day trial record. The parties completed post-trial briefing in August 2005. A verdict by the court is expected in the fourth quarter of 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read with our financial statements and notes included elsewhere in this quarterly report on Form 10-Q. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or any variations of words with similar meanings. These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, risks and uncertainties discussed in this report, including those discussed under the heading “Risk Factors That May Affect Our Results and Stock Price” and those that are or may be discussed from time to time in our public announcements and filings with the SEC, such as in our 2004 Form 10-K, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our future Forms 8-K, 10-Q and 10-K. We undertake no obligation to revise or update the forward-looking statements contained in this quarterly report on Form 10-Q to reflect events or circumstances occurring after the date of the filing of this report.

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

LeapFrog’s mission is to become the leading brand for quality, technology-based educational products for home, school and work for all ages around the world. We believe that LeapFrog is in the early stage of accomplishing this mission. To date, we have established our brand and products largely focused on infants, toddlers and children in preschool through grade school and primarily in the U.S. retail market. While we believe that LeapFrog is, first and foremost, an educational products company, we use the toy form and price points to make learning fun and cost-effective. As a result, our sales in our U.S. Consumer and International segments, our largest business segments, currently are generated in the toy aisles of retailers. The market for toy retailers has seen, and continues to see, consolidation. In addition to the traditional channel of specialty toy retailers, of which Toys “R” Us has become the major player, the mass-market retail channel has grown in importance. For example, Wal-Mart, Target and a number of regional mass-market retailers have seen growth in their market shares within the U.S. toy retail market. The mass-market retailers have certain competitive advantages in the highly seasonal toy market because they have the ability to dedicate a significant amount of shelf space to toys during the fall holiday season, and then reduce the allocated shelf space for toys during the rest of the year. In addition, these mass-market retailers have greater financial resources and lower operating expenses than traditional specialty toy retailers and have driven down pricing and reduced profit margins for us and other players in the retail toy industry. We anticipate that the toy industry’s dependence on mass-market retailers will continue to grow. With the introduction of our FLY Pentop computer in October 2005, we expect to see our product displayed in the consumer electronics section of our retailers, or in a location between the toy and consumer electronic sections. We expect that the majority of the sales of our FLY pentop computer, at least initially, will also be with our four largest retailers.

Partially as a result of the influence of the mass-market retailers, Toys “R” Us recently conducted a strategic evaluation of its worldwide assets, and in July 2005 was acquired by a private investment group. This change in ownership may result in the closure of several Toys “R” Us stores and a reduction in the number of products that Toys “R” Us purchases from us.

Our Education and Training segment, which is represented almost entirely by our SchoolHouse division, currently targets the pre-kindergarten through 8th grade school market in the United States, including sales directly to educational institutions, to teacher supply stores and through catalogs aimed at educators. We believe that our SchoolHouse business will grow as a result of the federal funding available for U.S. schools to purchase our products, the growing emphasis in the U.S. on formative assessments in schools in order to address the needs of students not performing at grade level, the need for early intervention to help promote school readiness before kindergarten, the increasing trend to include special education students in mainstream classrooms, the increasing number of students who require English language development solutions, and the increased focus on teacher quality and the need for professional development. In addition, as we continue to invest in growing the business organically and through possible strategic transactions, we intend to leverage economies of scale and increased expertise of our sales team, particularly with our growing installed base of SchoolHouse customers.

LeapFrog Realignment Plan

As disclosed in our 2004 Form 10-K, in the first quarter of 2005, we announced a three-pronged company-wide realignment initiative designed to address the following objectives:

•	Restore profitability;

•	Strengthen our infrastructure and business processes; and

•	Generate growth.

Key actions to restore profitability include:

•	Reducing operating expenses and reinvesting savings in growth initiatives;

•	Reducing working capital;

•	Focusing spending on key initiatives;

•	Reducing product costs; and

•	Working cross-functionally across businesses.

We announced in February 2005 that we would reduce our workforce by over 180 people in our U.S. Consumer and International segments. As of September 30, 2005, we have completed the workforce reduction of our realignment plan. The cost to achieve these savings was approximately $2.5 million. Beginning in the third quarter of 2005 we realized the full financial benefit of these headcount reductions, as well as other cost containment actions. We anticipate that the direct savings in 2005 from these actions and other cost containment actions will be between $35 million and $40 million.

The benefits from these cost reduction actions will be invested in measures to improve business processes and to grow our business. Specifically, we are increasing headcount and investment in our SchoolHouse division, and we are investing in the research and development and marketing of our new products, including our FLY pentop computer and Leapster L-MAX platform. The combined 2005 cost of these investments is between $35 million and $40 million and, as a result, we do not expect any reduction in operating expenses for 2005.

Key actions to strengthen our infrastructure and business processes include:

•	Improving service levels to meet market and retailer expectations;

•	Strengthening the linkage between sales forecasting and inventory planning;

•	Improving the strategic planning process;

•	Improving information technology systems;

•	Creating a new product development process to drive innovation, efficiency and cost-effectiveness; and

•	Reducing the time from product design to production.

To date, we have accomplished the following:

•	Strengthened the organization with the hiring of new staff at both the executive and non-executive levels in our operations, finance and information technology departments.

•	Made improvements in our warehousing and distribution capabilities, which has improved our customer service levels.

•	Begun a multi-year installation of Oracle 11i, our ERP system. The first phase, which included upgrading our financial systems, was completed in the third quarter of 2005. In addition to improving the quality and timeliness of the information available to make decisions, we believe that the upgraded financial systems will help remediate certain internal control issues identified and discussed in our 2004 Form 10-K. The second phase of the Oracle 11i implementation will be to improve our supply chain system. Planning has begun for this phase and implementation will begin in early 2006.

•	Installed an integrated three-year strategic planning process driven at the senior levels of the organization and accompanied by additional metrics and controls and monthly operating reviews. We have completed our first three-year strategic plan under this new process.

•	Delivered new products to the market on time and with planned margins. Both the Leapster L-MAX and the FLY pentop computer were shipped to our retailers on our original time line and at gross margins equal to our original plan.

Although we have made significant progress, there remains work to be completed and additional actions need to be taken to further strengthen our infrastructure and business processes.

Key actions to generate growth include:

•	Maximizing our Leapster handheld business;

•	Building on our experience in the screen-based product area with our Leapster L-MAX handheld for television-based learning;

•	Successfully launching our FLY pentop computer;

•	Investing in growing the SchoolHouse business through organic growth and possible strategic transactions;

•	Strengthening our LeapPad learning platform-business;

•	Ensuring all new products have acceptable gross margins;

•	Creating innovative learning platforms for significant consumer and SchoolHouse growth in 2006 and beyond; and

•	Focusing international growth on higher margin markets.

In the third quarter of 2005 we introduced the Leapster L-MAX primarily to the U.S. Consumer market. We also began shipping our FLY pentop computer to our U.S. Consumer retail customers in the third quarter. While it is too soon to know the long-term prospects for these products, sales of these products have resulted in incremental revenues for the third quarter of 2005. In addition, to date in 2005, we have seen significant growth in our Leapster software products while we continue to experience a decline in LeapPad product sales.

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

Revenue Recognition

We recognize revenue upon shipment of our products provided that there are no significant post-delivery obligations to the customer and collection is reasonably assured. Net sales represent gross sales less negotiated price allowances based primarily on volume purchasing levels, estimated returns, allowances for defective products, markdowns and other sales allowances. A small portion of our revenue related to training and subscriptions, is deferred and recognized as revenue over a period of one to 18 months. Deferred revenue represented less than 1% of our net sales in each of the quarters ended September 30, 2005 and September 30, 2004.

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

We provide estimated allowances for product returns, charge backs, promotions and defectives on product sales in the same period that we record the related revenue. We estimate our allowances by utilizing historical information for existing products. For new products, we estimate our allowances for product returns on specific terms and our experience with similar products. In estimating returns, we analyze (i) historical returns and sales patterns, (ii) analysis of credit memo data,

(iii) current inventory on hand at customers, (iv) changes in demand, and (v) introduction of new products. We continually assess our historical experience and adjust our allowances as appropriate, and consider other known factors. If actual product returns, charge backs, promotions and defective products are greater than our estimates, additional allowances may be required. Historically, our estimated reserves for accounts receivables, returns, charge backs, promotions and defectives have been adequate to cover actual charges.

Inventories and Related Allowance For Slow-Moving, Excess and Obsolete Inventory

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value, and are reduced by allowances for slow-moving, excess and obsolete inventories. Our estimate for slow-moving, excess and obsolete inventories is based on our management’s review of on-hand inventories compared to their estimated future usage and demand for our products. If actual future usage and demand for our products are less favorable than those projected by our management, additional inventory write-downs may be required. Reserves for excess and obsolete inventory were $19.0 million, $9.2 million and $18.1 million at September 30, 2005, September 30, 2004 and December 31, 2004, respectively.

Intangible Assets

Intangible assets, including excess purchase price over the cost of net assets acquired (Goodwill), arose from our September 23, 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, and our acquisition of substantially all the assets of Explore Technologies on July 22, 1998. Intangible assets also include patents, and trademarks and licenses, which include a ten-year technology license agreement entered into in January 2004 to jointly develop and customize our optical scanning technology. At September 30, 2005, our intangible assets had a net balance of $28.1 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we do not amortize goodwill and other indefinite-lived intangible assets. As of September 30, 2005, we had $19.5 million of goodwill and other indefinite-lived intangible assets that are no longer subject to amortization. At December 31, 2004, we tested our goodwill and other intangible assets for impairment based on the fair value of the cash flows that the business could be expected to generate in the future, known as the income approach. Based on this assessment we determined that no adjustments were necessary to the stated values.

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

In connection with stock options granted to employees in August 2001, we recorded an aggregate of $3.3 million of deferred compensation in stockholders’ equity for the year ended December 31, 2001. These options were considered compensatory because the deemed fair value of the underlying shares of Class A common stock in August 2001, as subsequently determined, was greater than the exercise price of the options. In accordance with APB 25, this deferred compensation was amortized to expense through the third quarter of 2005 as the options vested. As of September 30, 2005, this expense was fully amortized.

As part of our overall compensation strategy, we began issuing restricted stock units under our 2002 Equity Incentive Plan in the second quarter of 2005. A restricted stock unit is an agreement to issue stock at the time the award vests. The vesting schedule of these units vary, as we reserve the right to modify the schedule at any issuance to be inline with our goals and objectives at that time. Generally, these units vest on an annual basis equally over four years on each anniversary of the grant date. On August 1, 2005, we issued restricted stock units which will vest over four years, with one third vesting on the second anniversary of the vesting commencement date; followed by one third on each of the third and fourth year anniversaries. Upon vesting, the employee will be issued one share of our Class A common stock for each restricted stock unit or the employee may receive the net number of shares, after tax, and we will withhold and remit the tax payment on the employee’s behalf. In the third quarter, we issued 269,000 restricted stock units with a total value of $3.3 million. This amount is recorded in “Deferred compensation” on our consolidated balance sheet and is amortized over the four-year vesting schedule.

Stock-based compensation arrangements to non-employees are accounted for in accordance with SFAS 123 and EITF No. 96-18 using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned.

Effective June 1, 2005, the Compensation Committee of our board of directors unanimously approved the acceleration of the vesting of out-of-the-money, unvested stock options held by then-current employees. The acceleration only applied to those options with an exercise price of $17.43 per share or higher, and granted on or before October 1, 2004. The weighted average strike price of the accelerated options was $24.90 and the accelerated options represented 28.5% of then outstanding stock options. The closing price of our Class A common stock on June 1, 2005 was $11.07 per share. The decision to accelerate vesting of these options was made to avoid recognizing compensation cost in our consolidated statement of income in future financial statements upon the effectiveness of SFAS 123R. It is estimated that the maximum future pre-tax compensation expense that would have been recorded in the consolidated statement of income and instead will not be recorded, based on the implementation date for SFAS 123R of January 1, 2006, is approximately $15.7 million. The impact of the acceleration is reflected in our third quarter 2005 financial statements as pro forma footnote disclosures, as permitted under the transition guidance provided by the FASB.

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

In July 2002, we converted all of our then-outstanding stock appreciation rights into options to purchase an aggregate of 1,585,580 shares of Class A common stock. The expense related to the conversion of the vested stock appreciation rights was $1.5 million through July 2002 based on vested rights with respect to 192,361 shares of Class A common stock outstanding as of July 25, 2002 at our initial public offering price of $13.00 per share. Our deferred compensation expense in connection with the conversion of 1,310,594 unvested stock appreciation rights held by employees to options to purchase 1,310,594 shares of Class A common stock was $4.0 million. In accordance with generally accepted accounting principles, beginning in the third quarter of 2002 and for the subsequent 16 quarters, we are recognizing this expense over the remaining vesting period of the options into which the unvested rights are converted. Deferred compensation related to the unvested portion is amortized to expense as the options vest. To the extent any of the unvested options are forfeited, our actual expense recognized could be lower than currently anticipated. As of September 30, 2005, $0.1 million remained to be amortized to expense.

In February 2002, we converted 337,500 stock appreciation rights into options to purchase an aggregate of 337,500 shares of Class A common stock. Deferred compensation of approximately $0.9 million related to the unvested portion was amortized to expense as the options vested. As of September 30, 2005, this expense was fully amortized.

Income Taxes

We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Our tax provision includes sufficient accruals for probable future assessments that may result from the examination of federal, state or international tax returns. Our tax contingency accruals may be adjusted if there are changes in circumstances, such as changes in tax law, tax audits or other factors, which may cause management to revise its estimates. The amounts ultimately paid on any probable future assessments may differ from the amounts accrued and may result in an increase or reduction to the effective tax rate in the year of resolution.

RESULTS OF OPERATIONS

The following table sets forth selected information concerning our results of operations as a percentage of consolidated net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.2	59.5	56.6	57.8

Gross profit	44.8	40.5	43.4	42.2
Operating expenses:
Selling, general and administrative	13.5	13.0	23.7	21.9
Research and development	5.7	6.6	10.8	11.1
Advertising	5.4	6.8	6.6	7.8
Depreciation and amortization	1.0	0.9	1.8	1.5

Total operating expenses	25.6	27.2	42.8	42.3

Income (loss) from operations	19.2	13.3	0.6	(0.1)
Interest and other income, net	0.3	0.0	0.7	0.4

Income before provision for income taxes	19.4	13.3	1.3	0.4
Income taxes	6.0	4.5	0.5	0.1

Net income	13.5%	8.8%	0.8%	0.3%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Net Sales

Net sales increased by $11.7 million, or 5.1%, from $231.1 million in the three months ended September 30, 2004 to $242.8 million in the three months ended September 30, 2005. On a constant currency basis, which assumes that the foreign currency rates were the same in the third quarter of 2005 as in the same period of 2004, our net sales increased by $11.3 million or 4.9%. The net sales increase was driven by our U.S. Consumer segment. This increase was partially offset by the sales declines in our International and Education and Training segments. Due to seasonal factors, sales trend and product mix for the third quarter are not necessarily indicative of our fourth quarter or expected full year results.

Net sales for each segment, in dollars and as a percentage of total company net sales, were as follows:

	Three Months Ended September 30,
	2005		2004		Change
Segment	$ (1)	% of Total Company Net Sales	$ (1)	% of Total Company Net Sales	$ (1)%
U.S. Consumer	$192.5	79%	$170.8	74%	21.7	12.7%
International	41.6	17%	46.1	20%	(4.5)	(9.7)%
Education and Training	8.7	4%	14.2	6%	(5.5)	(38.7)%

Total Company	242.8	100%	$231.1	100%	11.7	5.1%

(1)	In millions.

U.S. Consumer. Our U.S. Consumer segment’s net sales increased by $21.7 million, or 12.7%, from $170.8 million in the three months ended September 30, 2004 to $192.5 million in the three months ended September 30, 2005.

Net sales of platform, software and standalone products in dollars and as a percentage of the segment’s net sales were as follows:

	Net Sales				% of Total
	Three Months Ended September 30,		Change		Three Months Ended September 30,
	2005 (1)	2004 (1)	$ (1)%		2005	2004
Platform	$79.9	$95.2	(15.3)	(16.1)%	41.5%	55.7%
Software	55.0	29.9	25.1	83.9%	28.6%	17.5%
Standalone	57.6	45.7	11.9	26.0%	29.9%	26.8%

Net Sales	$192.5	$170.8	$21.7	12.7%	100.0%	100.0%

(1)	In millions.

The net sales increase in the U.S. Consumer segment in the three months ended September 30, 2005 compared to the same period in 2004 was a result of the following factors:

•	Shipments to retail customers of our FLY pentop computer, related software and accessories in anticipation of the October 2005 product launch.

•	Introduction of our Leapster L-MAX platform added to increased demand for our screen-based platforms and related software products.

These factors were partially offset by a decline in demand for our LeapPad family of products.

We believe our competitive and retail environment will remain challenging in 2005. We continue to work on new sales and marketing programs designed to revitalize our LeapPad products.

International. Our International segment’s net sales decreased by $4.5 million, or 9.7%, from $46.1 million in the three months ended September 30, 2004 to $41.6 million in the three months ended September 30, 2005. Had foreign exchange rates been unchanged from 2004 rates, our International segment’s net sales decline would have been 10.6% instead of 9.7%.

•	Lower net sales in this segment was driven by:

•	A decline in our Canadian market, partially due to lower LeapPad sales.

•	Weak sales forecasting and inventory production planning processes, which caused a few key items to be out of stock in the third quarter, and resulted in lost sales. Phase II of our Oracle 11i implementation should assist in improving these processes.

These negative factors were slightly offset by growth in the United Kingdom, France and Spain.

Education and Training. Our Education and Training segment’s net sales decreased by $5.5 million, or 38.7%, from $14.2 million in the three months ended September 30, 2004 to $8.7 million in the three months ended September 30, 2005. Our Education and Training segment’s net sales decrease was a result of the following factors:

•	Transition in management and sales personnel with respect to an investigation related to a Maryland school district. In the last year we have installed a new leadership team, including a new School House president, vice president of marketing and vice president of sales, and we have replaced 40% of our sales representatives.

•	As we continue to pursue orders involving larger installations, additional district and sometimes state level approvals are required, which can lengthen the sales cycle.

We will continue to explore growth opportunities in both our core product offerings and through possible strategic transactions. In the fourth quarter 2005 we expect to begin pilot programs in a few sites using the FLY pentop computer in the classroom. Our ability to predict timing and magnitude of orders is limited as demand for our products is affected by variables such as availability of funding and timing of decision-making by schools and school districts.

Gross Profit

Gross profit for each segment and the related percentage of each segment’s net sales were as follows:

	Three Months Ended September 30,				Change		Percentage Point Difference of % of Segment’s Net Sales
	2005		2004
Segment	$ (1)	% of Segment’s Net Sales	$ (1)	% of Segment’s Net Sales	$ (1)%
U.S. Consumer	$84.9	44.1%	$64.3	37.6%	$20.6	32.1%	6.5%
International	18.2	43.7%	20.0	43.3%	(1.8)	(8.8)%	0.4%
Education and Training	5.6	64.4%	9.3	65.6%	(3.7)	(39.8)%	(1.2)%

Total Company	$108.7	44.8%	$93.6	40.5%	$15.1	16.2%	4.3%

(1)	In millions.

U.S. Consumer. The 6.5 percentage point increase in our gross margin at our U.S. Consumer segment for the three months ended September 30, 2005 compared to the same period in 2004 was primarily due to:

•	Significant increase in software sales, which have higher margins.

•	Shipments to retailers in the third quarter 2005 of our FLY pentop computer, related software and accessories, which have relatively strong margins.

•	Lower freight costs in 2005 compared to the same period in 2004, when costs were incrementally higher due to the use of air freight to address certain transition issues related to the Fontana warehouse.

•	Lower expense for excess and obsolete inventory in 2005, compared to the same period 2004 when we had higher expenses primarily related to raw materials at the factories and for slow moving products.

These positive factors were partially offset by the following:

•	Increased sales of our screen-based platforms, which have lower margins

•	Higher sales of standalone products in 2005, which have lower margins.

International. The 0.4 percentage point increase in gross margin in our International segment for the three months ended September 30, 2005 compared to the same period in 2004 was primarily due to favorable product mix and lower other cost of sales.

Education and Training. The 1.2 percentage point decrease in our Education and Training segment’s gross margin for the three months ended September 30, 2005 compared to the same period in 2004 was primarily due to the impact of promotions, partially offset by lower amortization expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for each of our segments and the related percentage of each segment’s net sales were as follows:

	Three Months Ended September 30,				Change
	2005		2004
Segment	$ (1)	% of Segment’s Net Sales	$ (1)	% of Segment’s Net Sales	$ (1)%
U.S. Consumer	$24.0	12.5%	$20.3	11.9%	$3.7	18.2%
International	3.1	7.5%	4.2	9.2%	(1.1)	(26.7)%
Education and Training	5.7	65.1%	5.4	38.2%	0.3	4.3%

Total Company	$32.8	13.5%	$30.0	13.0%	$2.8	9.2%

(1)	In millions.

We record all indirect expenses in our U.S. Consumer segment, and we do not allocate these expenses to our International and Education and Training segments.

The $2.8 million increase in selling, general and administrative expenses was primarily due to:

•	External support of approximately $2.0 million, primarily related to process improvements.

•	Increase in incentive compensation accruals during the third quarter ended September 30, 2005 of approximately $1.8 million compared to the same period 2004.

•	Increased personnel in our Education and Training segment.

•	Higher employee costs resulting from the restructuring announced during the first quarter of 2005. We recorded in the quarter ended September 30, 2005, approximately $0.6 million of restructuring expenses due to the workforce reduction.

These factors were partially offset by lower expenses in our International segment due to timing of marketing related spending and lower provisions for doubtful accounts in the United Kingdom and Canada. We also continue to see benefits from our cost containment efforts.

Research and Development Expenses

Research and development expenses for each of our segments and the related percentage of each segment’s net sales were as follows:

	Three Months Ended September 30,				Change
	2005		2004
Segment	$ (1)	% of Segment’s Net Sales	$ (1)	% of Segment’s Net Sales	$ (1)%
U.S. Consumer	$12.7	6.6%	$12.7	13.4%	$—	(0.3)%
International	0.5	8.8%	1.7	7.5%	(1.2)	(71.4)%
Education and Training	0.8	9.2%	0.8	7.2%	—	(5.1)%

Total Company	$14.0	5.7%	$15.2	6.6%	$(1.2)	(8.4)%

(1)	In millions.

We record all indirect expenses in our U.S. Consumer segment, and we do not allocate these expenses to our International and Education and Training segments.

Research and development expenses decreased in our International segment, primarily due to the greater coordination of research and development efforts between the U.S. Consumer and International segments.

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

	Three Months Ended September 30,				Change
	2005		2004
		% of Total Company Net Sales	$ (1)	% of Total Company Net Sales
	$ (1)				$ (1)%
Product development	$6.6	2.7%	$7.5	3.3%	$(0.9)	(12.0)%
Content development	7.4	3.0%	7.7	3.3%	(0.3)	(3.9)%

Research and Development	$14.0	5.7%	$15.2	6.6%	$(1.2)	(7.9)%

(1)	In millions.

Advertising Expense

Advertising expense for each of our segments and the related percentage of each segment’s net sales were as follows:

	Three Months Ended September 30,				Change
	2005		2004
Segment	$ (1)	% of Segment’s Net Sales	$ (1)	% of Segment’s Net Sales	$ (1)%
U.S. Consumer	$9.3	4.8%	$12.1	6.3%	$(2.8)	(23.1)%
International	3.6	8.6%	3.4	7.5%	0.2	5.9%
Education and Training	0.1	1.5%	0.2	1.3%	(0.1)	(32.6)%

Total Company	$13.0	5.4%	$15.7	6.8%	$(2.7)	(16.7)%

(1)	In millions.

Lower expense in our 2005 U.S. Consumer segment resulted from the decision to focus our advertising spending on the launch of our FLY pentop computer as well as holiday sales in the fourth quarter. During the third quarter 2004 the U.S. Consumer segment ran advertising campaigns designed to continue promoting the new generation of LeapPad platforms, Leapster and related content.

Historically, our advertising expense increases significantly in dollars starting in the fourth quarter due to the concentration of our television advertising in the pre-holiday selling period.

Depreciation and Amortization Expenses (excluding depreciation of tooling and amortization of content development expenses, which are included in cost of sales)

Depreciation and amortization expenses increased by $0.4 million, or 16.8%, from $2.0 million in the third quarter of 2004, to $2.4 million in the third quarter of 2005. As a percentage of net sales, depreciation and amortization expenses increased to 1.0% in the third quarter of 2005 compared to 0.9% for the same period in 2004. The increase in depreciation and amortization expenses was primarily due to higher depreciation associated with computers, capitalized software and website development costs.

Income (Loss) From Operations

Income or loss from operations for each of our segments and the related percentage of each segment’s net sales were as follows:

	Three Months Ended September 30,				Change
	2005		2004
Segment	$ (1)	% of Segment’s Net Sales	$ (1)	% of Segment’s Net Sales	$ (1)%
U.S. Consumer	$36.7	19.1%	$17.2	10.1%	$19.5	112.8%
International	10.9	26.2%	10.5	22.9%	0.4	3.3%
Education and Training	(1.0)	(11.3)%	2.9	20.1%	(3.9)	(134.4)%

Total Company	$46.6	19.2%	$30.6	13.3%	$16.0	52.0%

(1)	In millions.

U.S. Consumer. The higher income from operations in our U.S. Consumer segment is primarily due to higher sales and higher gross margin, slightly offset by higher operating expenses compared to the same period in 2004.

International. Our higher International income from operations is driven primarily by lower operating expenses compared to the same period in 2004, partially offset by lower gross profit.

Education and Training. The Education and Training segment’s decreased income from operations resulted from lower net sales and higher operating expenses.

Other

Net interest income increased by $0.3 million from $0.5 million during the third quarter of 2004 to $0.8 million in the third quarter of 2005. The higher interest income reflects higher interest rates in 2005 compared to 2004.

Other income (expense), net which consisted primarily of foreign currency related activities, improved by $0.4 million, from expense of $0.5 million in the third quarter of 2004 to expense of $0.1 million in the third quarter of 2005.

Our effective tax rate was 30.7% for the three months ended September 30, 2005 compared to 34.1% for the same period in 2004. The difference in the tax rates for the three months ended September 30, 2005 compared to the same period in 2004 was primarily due to changes in the estimate of our contingent tax liabilities.

Net Income

In the third quarter of 2005, net income was $32.8 million, or 13.5% of net sales, as a result of the factors described above. In the same period of 2004, net income was $20.2 million, or 8.8% of net sales.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net Sales

Net sales increased by $18.2 million, or 4.7%, from $383.5 million in the nine months ended September 30, 2004 to $401.7 million in the nine months ended September 30, 2005. On a constant currency basis, which assumes that the foreign currency rates were the same in the first nine months of 2005 as in the same period of 2004, our net sales increased by $16.8 million or 4.4%. Net sales increase was driven by the increase in sales at our U.S. Consumer segment partially offset by the sales decrease in our Education and Training segment.

Net sales for each segment, in dollars and as a percentage of total company net sales, were as follows:

	Nine Months Ended September 30,				Change
	2005		2004
Segment	$ (1)	% of Total Company Net Sales	$ (1)	% of Total Company Net Sales	$ (1)%
U.S. Consumer	$291.3	73%	$265.0	69%	$26.3	9.9%
International	76.6	19%	75.9	20%	0.7	1.0%
Education and Training	33.8	8%	42.6	11%	(8.8)	(20.7)%

Total Company	$401.7	100%	$383.5	100%	$18.2	4.7%

(1)	In millions.

U.S. Consumer. Our U.S. Consumer segment’s net sales increased by $26.3 million, or 9.9%, from $265.0 million in the nine months ended September 30, 2004 to $291.3 million in the nine months ended September 30, 2005.

Net sales of platform, software and standalone products in dollars and as a percentage of the segment’s net sales were as follows:

	Net Sales		Change		% of Total
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2005 (1)	2004 (1)	$ (1)%		2005	2004
Platform	$112.6	$133.4	$(20.8)	(15.6)%	38.7%	50.3%
Software	88.9	59.1	29.8	50.4%	30.5%	22.3%
Standalone	89.8	72.5	17.3	19.3%	30.8%	27.4%

Net Sales	$291.3	$265.0	$26.3	9.9%	100.0%	100.0%

(1)	In millions.

The net sales increase in the U.S. Consumer segment for the nine months ended September 30, 2005 compared to the same period in 2004 was a result of the following factors:

•	Increased demand for our screen-based platforms and related software products, including Leapster and L-MAX.

•	Shipments to retail customers of our FLY pentop computer, related software and accessories in anticipation of the October 2005 product launch.

These factors were partially offset by a decline in demand for our LeapPad family of products.

International. Our International segment’s net sales increased by $0.7 million, or 1.0%, from $75.9 million in the nine months ended September 30, 2004 to $76.6 million in the nine months ended September 30, 2005. The increase in international net sales is the result of our continuing efforts to establish business and promote our products in various international locations and was primarily due to:

•	Strong growth in our newer markets primarily France, Spain, Mexico and the United Kingdom.

•	This growth was partially offset by:

•	A decline in our Canadian market, partially due to lower LeapPad sales.

•	Weak sales forecasting and inventory production planning processes, which caused a few key items to be out of stock in the third quarter, and resulted in lost sales. Phase II of our Oracle 11i implementation should assist in improving these processes.

•	Foreign currency exchange rates favorably impacting our International segment’s net sales. Had foreign exchange rates been unchanged from 2004 rates, our International segment’s net sales would have declined by 0.8% instead of growing at 1.0%.

Education and Training. Our Education and Training segment’s net sales decreased by $8.8 million, or 20.7%, from $42.6 million in the nine months ended September 30, 2004 to $33.8 million for the nine months ended September 30, 2005. Our Education and Training segment’s net sales decrease was primarily the result of the following factors:

•	Transition in management and sales personnel with respect to an investigation related to a Maryland school district. In the last year we have installed a new leadership team including a new School House president, vice president of marketing, vice president of sales, and we have replaced 40% of our sales representation.

•	As we continue to pursue orders involving larger installations, additional district and sometimes state level approvals are required, which can lengthen the sales cycle.

Gross Profit

Gross profit for each segment and the related percentage of each segment’s net sales were as follows:

	Nine Months Ended September 30,				Change		Percentage Point Difference of % of Segment’s Net Sales
	2005		2004
Segment	$ (1)	% of Segment’s Net Sales	$ (1)	% of Segment’s Net Sales	$ (1)%
U.S. Consumer	$116.6	40.0%	$101.4	38.3%	$15.2	15.0%	1.7%
International	34.7	45.3%	33.1	43.6%	1.6	4.9%	1.7%
Education and Training	23.0	68.0%	27.5	64.5%	(4.5)	(16.4)%	3.5%

Total Company	$174.3	43.4%	$162.0	42.2%	$12.3	7.6%	1.2%

(1)	In millions.

U.S. Consumer. The 1.7 percentage point increase in our gross margin in our U.S. Consumer segment for the nine months ended September 30, 2005 compared to the same period in 2004 was primarily due to:

•	Significant increase in software sales, which have higher margins.

•	Introduction in the third quarter 2005 of our FLY pentop computer, related software and accessories, which have relatively strong margins.

•	Lower freight costs in 2005 compared to the same period in 2004, when costs were incrementally higher due to the use of air freight to address certain transition issues related to the Fontana warehouse.

•	Lower expense for excess and obsolete inventory in 2005, compared to the same period in 2004 when we had higher expenses primarily related to raw materials at the factories and for obsolete chips and scrapping packaging material.

Offsetting these positive factors were:

•	Increased sales of our screen-based platforms, which have lower margins.

•	Higher sales of standalone products in 2005 that typically have lower margins.

Effective October 1, 2005, we reduced the price of our Leapster platform product to further drive the sale of higher margin Leapster software.

International. The 1.7 percentage point increase in gross margin in our International segment for the nine months ended September 30, 2005 compared to the same period in 2004 was primarily due to lower discounts and favorable product mix of higher margin platforms. These factors were partially offset by slightly higher warehousing and other cost of sales.

Education and Training. The 3.5 percentage point increase in our Education and Training segment’s gross margin for the nine months ended September 30, 2005 compared to the same period in 2004 was primarily due to lower amortization expense, cost management in our distribution warehouse and a reduction in royalties, which was slightly offset by promotional pricing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for each of our segments and the related percentage of each segment’s net sales were as follows:

	Nine Months Ended September 30,				Change
	2005		2004
Segment	$ (1)	% of Segment’s Net Sales	$ (1)	% of Segment’s Net Sales	$ (1)%
U.S. Consumer	$67.0	23.1%	$57.1	21.6%	$9.9	17.3%
International	10.4	13.5%	11.6	15.3%	(1.2)	(10.6)%
Education and Training	17.6	52.0%	15.4	36.1%	2.2	14.1%

Total Company	$95.0	23.7%	$84.1	21.9%	$10.8	12.9%

(1)	In millions.

We record all indirect expenses in our U.S. Consumer segment, and we do not allocate these expenses to our International and Education and Training segments.

The $10.8 million increase in selling, general and administrative expenses was primarily due to:

•	Legal expense of approximately $4.5 million, primarily attributable to enforcing our patents.

•	Consulting and auditing fees of approximately $1.5 million, which include expenses resulting from the implementation of the internal control requirements of the Sarbanes-Oxley Act of 2002.

•	External support of approximately $4.4 million primarily related to process improvements.

•	Increased expenses in our Education and Training segment, including additional spending on human resources and other costs related to direct sales force, marketing personnel, events and promotions, and other salaries and benefits in this segment.

•	Higher employee costs resulting from the restructuring announced during the first quarter of 2005. We recorded in the nine months ended September 30, 2005 approximately $2.5 million of restructuring expenses due to the workforce reduction.

These factors were partially offset by our cost containment efforts.

Research and Development Expenses

Research and development expenses for each of our segments and the related percentage of each segment’s net sales were as follows:

	Nine Months Ended September 30,				Change
	2005		2004
Segment	$ (1)	% of Segment’s Net Sales	$ (1)	% of Segment’s Net Sales	$ (1)%
U.S. Consumer	$38.9	13.3%	$36.9	13.9%	$2.0	5.4%
International	2.0	2.6%	3.8	5.0%	(1.8)	(47.9)%
Education and Training	2.4	7.2%	2.0	4.7%	0.4	22.6%

Total Company	$43.3	10.8%	$42.7	11.1%	$0.6	1.5%

(1)	In millions.

We record all indirect expenses in our U.S. Consumer segment, and we do not allocate these expenses to our International and Education and Training segments. The greater coordination of research and development efforts resulted in lower costs for our International segment.

Research and development expenses increased in dollars, but were a lower percentage of net sales during the nine months ended September 30, 2005 for our U.S. Consumer segment, while our International segment decreased spending on research and development. The increase in U.S. Consumer research and development spending primarily relates to development of new generation Leapster software titles, as well as additional content for our FLY pentop computer platform and the Leapster L-MAX platform.

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

	Nine Months Ended September 30,				Change
	2005		2004
	$ (1)	% of Total Company Net Sales	$ (1)	% of Total Company Net Sales	$ (1)%
Product development	$21.0	5.2%	$20.9	5.4%	$0.1	0.5%
Content development	22.3	5.6%	21.8	5.7%	0.5	2.3%

Research and Development	$43.3	10.8%	$42.7	11.1%	0.6	1.5%

(1)	In millions.

Advertising Expense

Advertising expense for each of our segments and the related percentage of each segment’s net sales were as follows:

	Nine Months Ended September 30,				Change
	2005		2004
Segment	$ (1)	% of Segment’s Net Sales	$ (1)	% of Segment’s Net Sales	$ (1)%
U.S. Consumer	$19.5	6.7%	$22.8	8.6%	$(3.3)	(14.4)%
International	6.6	8.4%	6.8	9.0%	(0.3)	(4.0)%
Education and Training	0.4	1.1%	0.2	0.5%	0.2	71.6%

Total Company	$26.5	6.6%	$29.9	7.8%	$(3.4)	(11.4)%

(1)	In millions.

The decrease in advertising expense for the nine months ended September 30, 2005 compared to the corresponding period of the prior year was primarily due to:

•	Lower expense in our U.S. Consumer segment in 2005 resulting from the decision to focus our advertising spending on the launch of the FLY pentop computer as well as holiday sales in the fourth quarter.

•	In addition, in 2004 we incurred higher advertising expense primarily related to printing and distribution of our U.S. Consumer and SchoolHouse catalogs and higher spending for our in-store Leapster platform merchandising displays.

These factors have been partially offset by the expenses associated with the summer television campaign by our U.S. Consumer segment highlighting our Leapster handheld platform.

Depreciation and Amortization Expenses (excluding depreciation of tooling and amortization of content development expenses, which are included in cost of sales)

Depreciation and amortization expenses increased by $1.6 million, or 28.6%, from $5.6 million in the nine months ended September 30, 2004 to $7.2 million in the nine months ended September 30, 2005. As a percentage of net sales, depreciation and amortization expenses increased to 1.8% in the nine months ended September 30, 2005 compared to 1.5 % for the same period in 2004. The increase in depreciation and amortization expenses was primarily due to higher depreciation expense for computers, capitalized software, website development costs and leasehold improvements.

Income (Loss) From Operations

Income or loss from operations for each of our segments and the related percentage of each segment’s net sales were as follows:

	Nine Months Ended September 30,				Change
	2005		2004
Segment	$ (1)	% of Segment’s Net Sales	$ (1)	% of Segment’s Net Sales	$ (1)%
U.S. Consumer	$(15.8)	(5.4)%	$(20.9)	(7.9)%	$5.1	(24.2)%
International	15.6	20.4%	10.7	14.1%	4.9	45.6%
Education and Training	2.6	7.7%	9.9	23.2%	(7.3)	(73.8)%

Total Company	$2.4	0.6%	$(0.3)	(0.1)%	$2.6	NM

(1)	In millions.

U.S. Consumer. The lower loss from operations in our U.S. Consumer segment is primarily due to higher sales and gross margin, offset by higher operating expenses due to the factors discussed above.

International. Our International income from operations is driven primarily by higher gross profit and lower operating expenses compared to the same period in 2004.

Education and Training. Our Education and Training segment’s decreased income from operations resulted from lower net sales and higher operating expenses.

Other

Net interest income increased by $1.5 million from $1.4 million in the first nine months of 2004 to $2.9 million in the first nine months of 2005. The higher interest income reflects higher interest rates in 2005 compared to 2004.

Other income (expense), net which consisted primarily of foreign currency related activities, decreased by $0.4 million, from income of $0.3 million in the first nine months of 2004 to expense of $0.1 million in the first nine months of 2005.

Our effective tax rate was 39.9% for the nine months ended September 30, 2005 compared to 31.0% for the same period in 2004. The difference in the tax rates for the nine months ended September 30, 2005 compared to the same period in 2004, was primarily due to changes in the estimate of our contingent tax liabilities.

Net Income

In the first nine months of 2005, net income was $3.1 million, or 0.8% of net sales. In the same period of 2004, net income was $1.0 million, or 0.3% of net sales. In the nine months ended September 30, 2005, we had higher operating and interest income.

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

LIQUIDITY AND CAPITAL RESOURCES

LeapFrog’s primary sources of liquidity during the nine months ended September 30, 2005 have been:

•	Existing cash and cash equivalents balances.

•	Cash received from the collection of accounts receivable balances generated from sales in the fourth quarter of 2004 and first and second quarters of 2005, partially offset by purchases of inventory.

Cash and related balances are:

	September 30,		Change(1)
	2005(1)	2004(1)
Cash and cash equivalents	$42.5	$58.1	$(15.6)
Short term investments	31.6	54.3	(22.7)

	$74.1	$112.4	$(38.3)

% of total assets	11.7%	19.0%
Restricted Cash
Short term	$0.2	$8.9	$(8.7)
Long term	—	5.0	(5.0)

	$0.2	$13.9	$(13.7)

Long term investments	$3.7	$3.7	$—

(1)	In millions.

Financial Condition

We believe our current cash and short-term investments, anticipated cash flow from operations and future seasonal borrowings, if any, will be sufficient to meet our working capital and capital requirements through at least the end of 2006.

Until September 14, 2005 we had access to an unsecured credit line to fund our operations. This unsecured credit facility of $30.0 million was entered into on December 31, 2002, with an option to increase the facility to $50.0 million, for working capital purposes. On December 31, 2004, we exercised our option and increased the facility to $50.0 million. The level of a certain financial ratio maintained by us determined interest rates on borrowings and letters of credit. The interest rate is between prime and prime plus 0.25% or LIBOR plus 1.25% and LIBOR plus 2.00%. We had outstanding letters of credit at September 30, 2005 of $0.2 million. Our outstanding letters of credit at September 30, 2004 were $14.1 million, of which $13.9 million was cash collateralized and $0.2 million was secured by our credit line. As of September 14, 2005 we terminated our credit line with Bank of America.

On November 8, 2005 we entered into a $75 million asset-based revolving credit facility with Bank of America. The borrowing availability varies according to the levels of our accounts receivable, inventory and cash and investment securities deposited in secured accounts with the administrative agent or other lenders. Subject to the level of this borrowing base, we may make and repay borrowings from time to time until the maturity of the facility. The interest rate for our revolving credit facility is initially for LIBOR rate loans, 1.75% over the LIBOR rate (as defined in the credit agreement) or, for base rate loans, 0.0% over the Bank of America prime rate. After six months the interest rate will vary based on utilization. The revolving credit facility contains a fixed charge overage ratio. The ratio is measured only if certain availability thresholds are not met. We are required to maintain a ratio of at least 1.0 to 1.0 when the covenant is required to be tested. The maturity date of the facility is November 8, 2010, at which time all borrowings under the facility must be repaid. We may make voluntary prepayments of borrowings at any time. We must pay an early termination fee of 1% or 0.5% if the facility is terminated prior to November 8, 2006 and November 8, 2007, respectively.

The revolving credit facility contains customary events of default, including payment failures; failure to comply with covenants; failure to satisfy other obligations under the credit agreements or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; material judgments; change in control provisions and the invalidity of the guaranty or security agreements. The cross-default provision apply if a default occurs on other indebtedness in excess of $5.0 million and the applicable grace period in respect of the indebtedness has expired, such that the lender of or trustee for the defaulted indebtedness have the right to accelerate. If any event of default occurs Bank of America may terminate its commitments, declare immediately all borrowings under the credit facility and foreclose on the collateral.

During the period not covered by a credit facility, we cash collateralized letters of credit that otherwise would have been under such an agreement. As of September 30, 2005, we had $0.2 million of cash collateralized letters of credit. This cash is reflected on the balance sheet as “Restricted Cash.”

We estimate that our capital expenditures for 2005 will be between $15.0 million and $20.0 million, as compared to $20.5 million in 2004. The capital expenditures will be primarily for manufacturing tool purchases for use in the production of both existing and new products and purchases related to the upgrading of our information technology capabilities.

Cash and cash equivalents decreased by $18.1 million during the nine months ended September 30, 2005 compared to an increase of $ 12.8 million during the same period in 2004. The change in cash and cash equivalents was as follows:

	September 30,
	2005(1)	2004(1)	Change(1)
Net cash (used in) provided by operating activities	$(20.8)	$29.3	$(50.1)
Net cash used in investing activities	(4.6)	(27.6)	23.0
Net cash provided by financing activities	9.7	12.0	(2.3)
Effect of exchange rate changes on cash	(2.4)	(0.9)	(1.5)

(Decrease) increase in cash and cash equivalents	$(18.1)	$12.8	$(30.9)

(1)	In millions.

Our cash flow is very seasonal and the vast majority of our sales historically occur in the last two quarters of the year as retailers expand inventories for the holiday selling season. Our accounts receivable balances are generally the highest in the last two months of the fourth quarter, and payments are not due until the first quarter of the following year. Cash used in operations is typically the highest in the third quarter as we increase inventory to meet the holiday season demand. The following table shows certain quarterly cash flows from operating activities data that illustrate the seasonality of our business:

	Cash Flow From Operating Activities
	2005 (1)	2004 (1)	2003 (1)
1st Quarter	$90.6	$108.4	$50.1
2nd Quarter	(25.3)	(31.3)	(1.4)
3rd Quarter	(86.1)	(47.8)	(34.0)
4th Quarter	N/A	(29.1)	12.1

Total	N/A	$0.2	$26.8

(1)	In millions.

Operating Activities

The $50.1 million decrease in net cash provided by operating activities for the nine months ended September 30, 2005 compared to the same period in 2004 was primarily due to the following factors:

•	Increased accounts receivable.

•	Increased inventory.

•	Higher prepaid expenses and other current assets primarily consisting of advanced royalties, prepaid insurance and income tax receivable related to carrying back net operating losses on our 2004 tax return.

•	Offsetting these factors was higher net income for the nine months ended September 30, 2005 compared to the same period in the prior year.

Working Capital – Major Components

Due to the seasonality of our business, our discussion is focused on the changes in working capital components from the current period to the corresponding period last year. We believe comparisons of working capital from our fiscal year end (December 31) to the current period are not meaningful and explanations for such changes are not included.

Accounts receivable

Gross accounts receivable was $221.3 million at September 30, 2005, $190.0 million at September 30, 2004 and $230.7 million at December 31, 2004. Allowances for doubtful accounts were $1.4 million at September 30, 2005, $1.2 million at September 30, 2004 and $2.5 million at December 31, 2004. Our days-sales-outstanding, or DSO, at September 30, 2005 was 81.5 days compared to 73.5 days at September 30, 2004. Our DSO at December 31, 2004 was 80.0 days.

Allowances for doubtful accounts, as a percentage of gross accounts receivable, was unchanged from 0.6% at September 30, 2004. At December 31, 2004, allowances for accounts receivable was 1.1% of gross accounts receivable.

Inventory

Inventory, net of reserves, was $211.9 million at September 30, 2005, $192.8 million at September 30, 2004 and $131.2 million at December 31, 2004. Inventory increased by $80.7 million, or 61.5%, from December 31, 2004 to September 30, 2005. This increase from year end is consistent with the seasonality of our business and overall sales growth. In addition, we are implementing strategies to better forecast and control our inventories.

Deferred income taxes

We recorded a current deferred tax asset of $13.6 million at September 30, 2005, $25.8 million at September 30, 2004 and $25.0 million at December 31, 2004. The decrease in our deferred income tax asset was primarily due to a reclassification of $8.5 million to income tax receivables. Other current assets include $8.5 million in income tax receivables related to carrying back net operating losses on our 2004 tax return. We received the refund in the fourth quarter of 2005.

We recorded a non-current deferred tax asset of $7.3 million at September 30, 2005, $1.2 million at September 30, 2004 and $6.6 million at December 31, 2004. The year-over-year increase was primarily due to additional research and development credits available to be carried forward in future periods.

Accounts payable

Accounts payable was $120.7 million at September 30, 2005, $115.8 million at September 30, 2004 and $62.8 million at December 31, 2004. The increase in accounts payable reflects the growth of our business and higher inventory purchases.

Income taxes payable

Income taxes payable was $4.2 million at September 30, 2005, $9.6 million at September 30, 2004 and $7.0 million at December 31, 2004. The decrease from September 30, 2004 to September 30, 2005 was primarily due to changes in estimates of our liability based on our assessment of current conditions.

Substantially all of our income tax payments are made in December and March due to the seasonality of our business. In the first nine months of 2005, $0.7 million in income tax payments were made. We paid $1.2 million the same period of 2004. The income tax payments were primarily due to foreign income taxes resulting from higher taxable income in our International business segment.

Investing Activities

Net cash used in investing activities was $4.6 million in the nine months ended September 30, 2005, compared to a use of $27.6 million for the same period in 2004. The primary components of net cash used in investing activities for the first nine months of 2005 compared to the same period of 2004 were:

•	Net sales of investments of $5.0 million in 2005 compared with purchases of $4.7 million in 2004.

•	Purchase of property and equipment of $9.5 million in 2005, primarily related to our Oracle II implementation and increased tooling purchases in Macao, compared to $16.4 million in 2004.

Financing Activities

Net cash provided by financing activities was $9.7 million in the nine months ended September 30, 2005 compared to $12.0 million for the same period in 2004. The primary component of cash provided by financing activities in both years was proceeds received from the exercise of stock options and purchases of our Class A common stock pursuant to our employee stock purchase plan.

Commitments

In March 2005 we renewed the lease for our corporate headquarters in Emeryville, California. The new lease is retroactive to January 31, 2005 and expires March 31, 2015. Our minimum lease obligation over the term of the lease is $20.0 million.

In August 2005 we entered into a software capital lease agreement for our new ERP system, Oracle 11i. The total commitment of the lease, which expires on December 31, 2007, is $1.6 million. At September 30, 2005 we had a balance of $1.3 million included in the “Deferred rent and other long term liabilities” section of the consolidated balance sheet. The remaining estimated annual payments for this lease are $0.1, $0.6 and $0.6 million for 2005, 2006 and 2007, respectively.

At September 30, 2005, we had advertising commitments of approximately $13.0 million.

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

Sales of our platforms, related software and standalone products typically have grown in the periods following initial introduction, but we expect sales of specific products to decrease as they mature. For example, in 2004, we experienced a significant decrease in the net sales of our Classic LeapPad and My First LeapPad business in our U.S. Consumer segment compared to 2003. The introduction of new products and the enhancement and extension of existing products, through the introduction of additional software or by other means, are critical to our future sales growth. The successful development of new products and the enhancement and extension of our current products will require us to anticipate the needs and preferences of consumers and educators and to forecast market and technological trends accurately. Consumer preferences, and particularly children’s preferences, are continuously changing and difficult to predict. In addition, educational curricula change as states adopt new standards. The development of new interactive learning products requires high levels of innovation and this process can be lengthy and costly. To remain competitive, we must continue to develop enhancements to our NearTouch and other technologies successfully, as well as successfully integrate third-party technology with our own. In fall 2005, we introduced a number of new platforms, standalone products and interactive books and other software for each of our three business segments, including our FLY pentop computer, which is targeted at an older age group of consumers than we have focused on in the past, and our Leapster L-MAX handheld for television-based learning. We cannot assure you that these products will be successful or that other products will be introduced or, if introduced, will be successful. The failure to enhance and extend our existing products or to develop and introduce new products that achieve and sustain market acceptance and produce acceptable margins would harm our business and operating results.

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

For example, in July 2005, Toys “R” Us, one of our key customers, was acquired by a private investment group. This change in ownership may result in the closure of several Toys “R” Us stores and a reduction in the number of products that Toys “R” Us purchases from us. In turn, the effects of any change, reduction or delay in orders from Toys “R” Us or other retailers could have a material effect on our quarterly operating results.

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

We have grown rapidly, both domestically and internationally. Our net sales were $314.2 million in 2001 and $640.3 million in 2004. During this period, the number of different products we offered at retail also increased significantly, and we have opened offices in Canada, France, Macau and Mexico. At December 31, 2001, we had 438 full-time employees and at September 30, 2005, we had 852 full-time employees. In July 2004, we began consolidating multiple third-party distribution warehouses into a single distribution warehouse to handle our needs. This warehouse is being operated by a new third-party logistics service provider. During the second half of 2004, we had significant difficulties operating our existing management systems and the new consolidated distribution center during our peak shipping season. This expansion has presented, and continues to present, significant challenges for our management systems and resources and has resulted in a significant adverse impact on our operating and financial results. As a result, we are upgrading existing, and implementing new enterprise resource planning, or ERP, systems, including a new global instance of Oracle e-Business Suite 11i and other Oracle-based systems, as well as a comprehensive suite of customer relationship management applications. If we fail to successfully re-implement our ERP systems and related integrations at all or on a timely basis, or if we fail to improve and maintain management systems and resources sufficient to keep pace with our business needs, our business could be disrupted or constrained, and our operating results would suffer.

We depend on key personnel, and we may not be able to retain, hire and integrate sufficient qualified personnel to maintain and expand our business.

Our future success depends partly on the continued contribution of our key executives, technical, sales, marketing, manufacturing and administrative personnel. The loss of services of any of our key personnel could harm our business. The loss of the services of any of our officers or senior managers, or our inability to fill or delay in filling key positions, could disrupt operations in their respective departments and could cause our financial results to suffer. For example, we are in the process of identifying a new general manager for our Asia operations. Our inability to identify and successfully recruit an experienced general manager for our Asia operations may result in disruptions to our supply chain and ability to deliver products to our customers in a timely manner. Recruiting and retaining skilled personnel is highly competitive. If we fail to retain, hire, train and integrate qualified employees and contractors, we will not be able to maintain and expand our business. In addition, several members of our senior management have been with us for less than one year, including our Chief Financial Officer, Chief Information Officer, and our Senior Vice President of Supply Chain and Operations. With our SchoolHouse division, the President and Vice President of Sales of this division have also been in their positions for less than one year, and their ability to work together as a management team will have a direct effect on the success of our SchoolHouse division. Any failure to integrate these senior officers into our business or to manage our expansion effectively could harm our business.

If we are unable to compete effectively with existing or new competitors, our sales and market share could decline.

We currently compete primarily in the infant and toddler category, preschool category and electronic learning aids category of the U.S. toy industry and, to some degree, in the overall U.S. and international toy industry. Our SchoolHouse division competes in the U.S. supplemental educational materials market. Each of these markets is very competitive and we expect competition to increase in the future. For example, Mattel, Inc. sells under its Fisher-Price brand products called “PowerTouch” having functionality similar to that of our LeapPad and LittleTouch LeapPad platforms. Also, VTech Holdings Ltd. and Mattel under its Fisher-Price brand sell V. Smile and InteracTV, respectively, which are television-based learning products that allow for video game-play similar to our Leapster learning system. We believe that we are beginning to compete, and will increasingly compete in the future, with makers of popular game platforms and smart mobile devices such as personal digital assistants and cell phones. For example, we are beginning to cross over into their markets with products such as our Leapster handhelds, iQuest handheld and planned products, such as our FLY pentop computer. These companies are well situated to compete effectively in our primary markets. Many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to changes in consumer requirements or preferences or to new or emerging technologies. They may also devote greater resources to the development, promotion and sale of their products than we do. We cannot assure you that we will be able to compete effectively in our markets.

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

Wal-Mart (including Sam’s Club), Toys “R” Us and Target accounted in the aggregate for approximately 64% of our net sales in 2004. In 2004, sales to Wal-Mart (including Sam’s Club), Toys “R” Us and Target accounted for approximately 28%, 23% and 13%, respectively, of our consolidated net sales. We expect that a small number of large retailers will continue to account for a significant majority of our sales and that our sales to these retailers may increase as a percentage of our total sales. In addition, if any of these retailers experience significant financial difficulty in the future or otherwise fail to satisfy their accounts payable, our allowance for doubtful accounts receivable could be insufficient. For example, at December 31, 2004, Wal-Mart (including Sam’s Club) accounted for approximately 30% of our accounts receivable, Toys “R” Us accounted for approximately 32% of our accounts receivable and Target accounted for approximately 14% of our accounts receivable. If any of these retailers reduce their purchases from us, change the terms on which we conduct business with them or experience a future downturn in their business, our business and operating results could be harmed. In July 2005, Toys “R” Us was acquired by a private investment group. This change in ownership may result in the closure of several Toys “R” Us stores and a reduction in the number of products that Toys “R” Us purchases from us.

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

If we cannot continue to increase market acceptance of our SchoolHouse division’s supplemental educational products, our future sales could suffer.

Third parties have claimed, and may claim in the future, that we are infringing their intellectual property rights, which may cause us to incur significant litigation or licensing expenses or to stop selling some or all of our products or using some of our trademarks.

In the course of our business, we periodically receive claims of infringement or otherwise become aware of potentially relevant patents, copyrights, trademarks or other intellectual property rights held by other parties. For example, see “Note 15 of Notes to Consolidated Financial Statements – Tinkers & Chance v. LeapFrog Enterprises, Inc.” Upon receipt of this type of communication, we evaluate the validity and applicability of allegations of infringement of intellectual property rights to determine whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies or trademarks or other proprietary matters in or on our products. Any dispute or litigation regarding patents, copyrights, trademarks or other intellectual property rights, regardless of its outcome, may be costly and time-consuming, and may divert our management and key personnel from our business operations. If we, our distributors or our manufacturers are adjudged to be infringing the intellectual property rights of any third-party, we or they may be required to obtain a license to use those rights, which may not be obtainable on reasonable terms, if at all. We also may be subject to significant damages or injunctions against the development and sale of some or all of our products or against the use of a trademark or copyright in the sale of some or all of our products. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all the liability that could be imposed. We may presently be unaware of intellectual property rights of others that may cover some or all of our technology or products. We will continue to be subject to infringement claims as we increase the number and type of products we offer, as the number of products, services and competitors in our markets grow, as we enter new markets and as our products receive more attention and publicity. If we are not successful in defending these kinds of claims, it could require us to stop selling certain products and to pay damages.

Our intellectual property rights may not prevent our competitors from using our technologies or similar technologies to develop competing products, which could weaken our competitive position and harm our operating results.

Our success depends in large part on our proprietary technologies that are used in our learning platforms and related software, such as our LittleTouch LeapPad, My First LeapPad, Classic LeapPad, LeapPad Plus Writing, Quantum LeapPad and Leapster platforms, as well as our Explorer and Odyssey interactive globe series. Our proprietary technologies are also used in the products we have launched in the second half of 2005, such as our FLY pentop computer and Leapster L-MAX television-based learning system. We rely, and plan to continue to rely, on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. The contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our intellectual property or deter independent third-party development of similar technologies. For example, we are aware that products very similar to some of ours have been produced by others in China, and we are seeking to enforce our rights. However, we may not be able to enforce our intellectual property rights, if any, in China or other countries where such product may be manufactured or sold. Monitoring the unauthorized use of our intellectual property is costly, and any dispute or other litigation, regardless of outcome, may be costly and time-consuming and may divert our management and key personnel from our business operations. The steps we have taken may not prevent unauthorized use of our intellectual property, particularly in foreign countries where we do not hold patents or trademarks or where the laws may not protect our intellectual property as fully as in the United States. Some of our products and product features have limited intellectual property protection and, as a consequence, we may not have the legal right to prevent others from reverse engineering or otherwise copying and using these features in competitive products. For additional discussion of litigation related to the protection of our intellectual property, see “Note 15 of Notes to Consolidated Financial Statements— LeapFrog Enterprises, Inc. v. Fisher-Price, Inc. and Mattel, Inc.” If we fail to protect or to enforce our intellectual property rights successfully, our rights could be diminished and our competitive position could suffer, which could harm our operating results.

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

Demand for our products depends on many factors such as consumer preferences, including children’s preferences, and the introduction or adoption of new hardware platforms for interactive educational products and related content, and can be difficult to forecast. Demand for our products may remain stagnant or decrease. We expect that it will become more difficult to forecast demand for specific products as we introduce and support additional products, enter additional markets and as competition in our markets intensifies. If we misjudge the demand for our products, we could face the following problems in our operations, each of which could harm our operating results:

•	If our forecasts of demand are too high, we may accumulate excess inventories of components and finished products, which could lead to markdown allowances or write-offs affecting some or all of such excess inventories. We may also have to adjust the prices of our existing products to reduce such excess inventories. For example, in 2004 inventory provisions of $14.6 million were recorded for obsolete and defective inventory of raw materials and discontinued finished goods. The increase in reserves was due, at least in part, to significantly lower than expected sales in the fourth quarter for products that were to be discontinued in 2005.

•	If demand for our platform products are not accompanied by demand for related software products, our gross margins would suffer and our operating results would be adversely affected.

•	If demand for specific products increases beyond what we forecast, our suppliers and third-party manufacturers may not be able to increase production rapidly enough to meet the demand. Our failure to meet market demand would lead to missed opportunities to increase our base of users, damage our relationships with retailers and harm our business.

•	Rapid increases in production levels to meet unanticipated demand could result in increased manufacturing errors, as well as higher component, manufacturing and shipping costs, including increased air-freight, all of which could reduce our profit margins and harm our relationships with retailers and consumers.

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

In addition to being subject to regulation by the Consumer Protection Safety Commission and similar state regulatory authorities, we must also comply with other laws and regulations. The Children’s Online Privacy Protection Act, as implemented, requires us to obtain verifiable, informed parental consent before we collect, use or disclose personal information from children under the age of 13. Additionally, the Robinson-Patman Act requires us to offer non-discriminatory pricing to similarly situated customers and to offer any promotional allowances and services to competing retailers and distributors within their respective classes of trade on proportionally equal terms. Our SchoolHouse division is affected by a number of laws and regulations regarding education and government funding. We are subject to other various laws, including international and U.S. immigration laws, wage and hour laws and laws regarding the classification of workers, as well as corporate governance laws and regulations, such as the Sarbanes-Oxley Act of 2002. Compliance with these and other laws and regulations impose additional costs on the conduct of our business, and failure to comply with these and other laws and regulations or changes in these and other laws and regulations may impose additional costs on the conduct of our business.

One stockholder controls a majority of our voting power as well as the composition of our board of directors.

Holders of our Class A common stock will not be able to affect the outcome of any stockholder vote. Our Class A common stock entitles its holders to one vote per share, and our Class B common stock entitles its holders to ten votes per share on all matters submitted to a vote of our stockholders. As of October 31, 2005, Lawrence J. Ellison and entities controlled by him beneficially owned approximately 16.8 million shares of our Class B common stock, which represents approximately 53% of the combined voting power of our Class A common stock and Class B common stock. As a result, Mr. Ellison controls all stockholder voting power, including with respect to:

•	the composition of our board of directors and, through it, any determination with respect to our business direction;

•	any determinations with respect to mergers, other business combinations, or changes in control;

•	our acquisition or disposition of assets;

•	our financing activities; and

•	the payment of dividends on our capital stock, subject to the limitations imposed by our credit facility.

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

For the nine months ended September 30, 2005, we recognized net gains less than $0.1 million resulting from fluctuations in foreign currency exchange rates. For the same period in 2004, we experienced a foreign currency exchange gain of approximately $0.3 million.

Cash equivalents and short-term investments are presented at fair value on our consolidated balance sheets. We invest our excess cash in accordance with our investment policy. Any adverse changes in interest rates or securities prices may harm the valuation of our short-term investments and operating results. At September 30, 2005 and December 31, 2004, our cash was invested primarily in municipal money market funds, short term fixed income auction rate municipal securities and auction rate preferred securities. Due to the short-term nature of these investments, a 50 basis point movement in market interest rates would not have a material impact on the fair value of our portfolio at September 30, 2005.

As of September 30, 2005, we had no outstanding debt and outstanding letters of credit of $0.2 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls.” This controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO. Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Based upon the controls evaluation, our CEO and CFO have concluded that, as a result of the matters discussed below with respect to our internal control over financial reporting, our disclosure controls as of September 30, 2005 were not effective.

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

Actions Taken During the Quarter Ended September 30, 2005

Revenue and Accounts Receivable

In relation to the material weakness in the area of revenue and accounts receivable, we took the following actions during the quarter ended September 30, 2005:

•	A layer of automated controls has been applied to information technology systems that limits and restricts the ability of system users to enter, change and view data within the system, and that will track and provide a detailed history of changes to selected elements of the data.

Costs of Goods Sold and Inventory

In relation to the material weakness in the area of cost of goods sold and inventory controls, we took the following actions during the quarter ended September 30, 2005:

•	Corporate ERP systems have been redesigned and implemented to confirm the proper, necessary and appropriate levels and breadth of access and control to functional areas of our systems.

•	Software controls have been applied to our existing ERP systems which are designed to enforce segregation of duties.

•	We have implemented new variances from standard policies to separately test and review balances for reasonableness in relation to calculated amounts in the general ledger.

Information Technology Controls

In relation to the material weakness in the area of information technology controls, we took the following actions during the quarter ended September 30, 2005:

•	Corporate ERP systems have been re-designed through an Oracle 11i upgrade of systems capabilities.

•	System end users have been trained in the proper set-up, testing and use of the corporate ERP systems, in order to establish functional accountability and responsibility for corporate ERP systems within a core of educated and responsible end users across our company.

•	We implemented a new system to assist with identifying and monitoring potential segregation of duty conflicts within our business.

•	Information technology department processes have been established, documented and enforced to ensure that all information system initiatives, including upgrades, patches and bug fixes, are appropriately prioritized, approved, documented and reported.

Actions Taken or to be Taken After the Quarter Ended September 30, 2005

Revenue and Accounts Receivable

In relation to the material weakness in the area of revenue and accounts receivable, we expect to take the following additional actions:

•	We expect to segregate duties in the accounts receivable area between persons who have control over credit and persons who have control over billing, and systems will be implemented that will allow our personnel access only to those system areas to which they require access in the normal execution of their duties.

Cost of Goods Sold and Inventory

In relation to the material weakness in the area of cost of goods sold and inventory, we have taken or expect to take the following additional actions:

•	Accounting capabilities have been, and we expect will continue to be, strengthened through improved additional staffing and training.

•	We expect that regular, periodic test counts of physical inventories will be conducted and appropriately reviewed and documented.

•	We expect that reconciliations of physical inventory results to inventory ledgers and related cost of goods sold accruals will be properly reviewed and documented.

•	We expect that duties will be segregated between our inventory and purchasing staff to prevent our personnel from having inappropriate access to system areas controlling the set-up of new vendors, the creation of purchase orders and access to our inventory purchasing and receiving functions.

Information Technology Controls

In relation to the material weakness in the area of information technology controls, we have taken or expect to take the following additional actions:

•	The number of different software vendors and information system architectures that constitute our current ERP systems is being reduced in order to decrease complexity and increase the uniformity, usability, reliability, efficiency, security and effectiveness of these systems.

•	Information technology functional capabilities have been upgraded or added to establish stronger communication and planning between the information technology department and the functional teams within the Company that use the systems to provide decision makers with accurate, timely and appropriate information to assist in making proper business decisions.

•	Proper controls for our ERP systems are being implemented and documented. Such controls will limit access to system functions, consistent with appropriate segregation of duties for our financial and operations staff.

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

Changes in Internal Control Over Financial Reporting

Except as noted above under the heading, “Remediation Actions to Address Material Weaknesses in Internal Control over Financial Reporting—Actions Taken During the Quarter Ended September 30, 2005,” there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

A description of our legal proceedings is incorporated by reference from the discussions under Note 15 “Legal Proceedings” in our consolidated financial statements located in Part I—Item 1 above.

Item 6.	Exhibits.

Exhibit Index

3.03*	Amended and Restated Certificate of Incorporation.

3.04*	Amended and Restated Bylaws.

4.01*	Form of Specimen Class A Common Stock Certificate.

4.02**	Fourth Amended and Restated Stockholders Agreement, dated May 30, 2003, among LeapFrog and the investors named therein.

10.38	Credit Agreement between the financial institutions named in the agreement, Banc of America Securities LLC, Bank of America, N.A. and LeapFrog Enterprises, Inc. as the Borrower dated as of November 8, 2005.

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit previously filed with LeapFrog’s registration statement on Form S-1 (SEC File No. 333-86898).

**	Incorporated by reference to the same numbered exhibit previously filed with LeapFrog’s report on Form 10-Q filed on August 12, 2003 (SEC File No. 001-31396).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc. (Registrant)

/s/ Thomas J. Kalinske
Thomas J. Kalinske Chief Executive Officer (Authorized Officer)

Dated: November 9, 2005

/s/ William B. Chiasson
William B. Chiasson Chief Financial Officer (Principal Financial Officer)

Dated: November 9, 2005

EXHIBIT INDEX

3.03*	Amended and Restated Certificate of Incorporation.

3.04*	Amended and Restated Bylaws.

4.01*	Form of Specimen Class A Common Stock Certificate.

4.02**	Fourth Amended and Restated Stockholders Agreement, dated May 30, 2003, among LeapFrog and the investors named therein.

10.38	Credit Agreement between the financial institutions named in the agreement, Banc of America Securities LLC, Bank of America, N.A. and LeapFrog Enterprises, Inc. as the Borrower dated as of November 8, 2005.

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit previously filed with LeapFrog’s registration statement on Form S-1 (SEC File No. 333-86898).

**	Incorporated by reference to the same numbered exhibit previously filed with LeapFrog’s report on Form 10-Q filed on August 12, 2003 (SEC File No. 001-31396).