Form 10-K
period 2005-12-31
LEAPFROG ENTERPRISES INC
filed 2006-03-07
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Large accelerated filer    ☒  Accelerated filer    ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2005 calculated using the closing market price as of that day, was approximately $359,813,108. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding voting power of the registrant’s common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding voting power of the registrant’s common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of June 30, 2005. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of Class A common stock and Class B common stock, outstanding as of February 17, 2006 was 35,007,325 and 27,614,176, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference in Part III of this report on Form 10-K portions of its definitive Proxy Statement for the Annual Meeting of Stockholders, to be filed by April 30, 2006.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This report on Form 10-K, including the sections entitled “Item 1.-Business,” “Item 1A.-Risk Factors,” and “Item 7.- Management’s Discussion and Analysis of Financial Condition and Result of Operations,” contains forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” in Item 1A of this Form 10-K and those found elsewhere in this Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

TRADEMARKS AND SERVICE MARKS

“LeapFrog,” “LeapPad,” “Alphabet Pal,” “Imagination Desk,” “iQuest,” “Language First!,” “Leap,” “LeapStart,” “LeapTrack,” “Learning Something New Every Day,” “NearTouch,” “Quantum LeapPad,” “Turbo Twist,” the green GO circle and the Bouncing Frog logo are our registered trademarks or our service marks. “FLY,” “FLYball,” “FLY Through,” the FLY logo, “Fridge Phonics,” the LeapFrog logo, the LeapFrog SchoolHouse design, “LeapFrog SchoolHouse,” “LeapDesk,” “LeapMat,” “LeapPort,” “Leapster,” “Leapster L-MAX,” “Leapster TV,” “Little Leaps,” “Learn-Around,” “LittleTouch,” and “Ready, Set, Leap!” are some of our trademarks or our service marks. This report on Form 10-K also includes other trademarks and service marks, as well as trade dress and trade names of ours. Other trademarks in this report on Form 10-K are property of their respective owners.

i

PART I

Item 1. Business

Overview

LeapFrog is a leading designer, developer and marketer of innovative, technology-based educational products and related proprietary content, dedicated to making learning effective and engaging. We currently design our products to help infants and toddlers through high school students learn age- and skill-appropriate subject matter, including phonics, reading, writing, math, spelling, science, geography, history and music. Our products are based on sound educational pedagogy under the guidance of our in-house educational experts and our Education Advisory Board. We use our proprietary technologies and content to make these products interactive and engaging. Our product line includes: (1) learning platforms, which are affordable hardware devices, (2) educational software-based content, such as interactive books and cartridges, specifically designed for use with our learning platforms and (3) stand-alone educational products.

We serve two markets, the consumer market and the education and training market. When we started our business in 1995, we focused primarily on the U.S. consumer market. This market continues to represent the majority of our sales in 2005. In the U.S. consumer market, our products are sold primarily through national and regional mass-market and specialty retailers. In 2000, we expanded our consumer market to locations outside of the United States. In the last four years, our international consumer sales, as represented by our International segment, have increased from $53.6 million in 2002 to $131.2 million in 2005. To pursue our international strategy, we have established sales offices in the United Kingdom, Canada, Mexico and France to sell to retailers in those regions. We also have relationships with distributors in Spain, Germany, Australia and several other countries. We currently sell our products in more than 25 countries and 6 languages.

Our platform products provide us with a large installed base of platforms on which to build continued software content sales. For our LeapPad family of platforms, which includes our LittleTouch LeapPad, My First LeapPad, Classic LeapPad, LeapPad Plus Writing and Quantum LeapPad platforms, we sell a library of interactive content related to those platforms that consists of an audio software cartridge and a corresponding interactive book or activity card. For our Leapster and Leapster L-MAX handhelds, our FLY Pentop Computer and our Turbo Twist and iQuest platforms, our content comes in software cartridges that slot easily into the platforms.

Users of our interactive content can hear information regarding various academic subjects, read engaging stories or play interactive, educational games. These titles feature our internally developed, branded LeapFrog characters, such as Leap, Lily, Tad and Professor Quigley, while others feature popular licensed characters such as Thomas the Tank Engine, Dora the Explorer, SpongeBob SquarePants, Bob the Builder, Winnie-the-Pooh, Disney Princesses, Batman, Spider-Man and characters from the movies such as Madagascar, Finding Nemo and The Incredibles.

Our product line also includes a variety of stand-alone educational products. These stand-alone products combine our proprietary technologies with a fixed set of content and include interactive plush toys, our LeapStart learning table, our Fridge Phonics magnetic set products for infants and toddlers, our The Letter Factory video and our Explorer interactive globes for older children.

In 1999, we established our Education and Training Group segment. Within this segment, our SchoolHouse division develops supplemental curriculum and assessment programs for pre-kindergarten through 8th grade classrooms and sells new products incorporating our core technologies as well as specially modified versions of our products to schools, teacher supply stores and educational product catalogs in the United States and internationally. LeapFrog SchoolHouse product areas currently include assessment, early literacy, early childhood, reading, language arts, math, English language development and special education. Our SchoolHouse products are research-based products, tied to state standards, and have been adopted or listed in various cities, states and regions, including California, Illinois, Georgia, New York City and Texas. Our assessment and instruction system, LeapTrack is designed to meet the increasing demands for accountability in schools. In addition to our core instruction programs, our SchoolHouse division offers a library of interactive books to be used with our LeapPad and Quantum LeapPad platforms, and which are designed to address challenging issues in classroom instruction.

In 2005, we continued to support “Sed de Saber,” an English as a second language program in partnership with Retention Education LLC. This program is aimed at teaching English to non-English speaking restaurant workers to advance their careers.

Our net sales for our three business segments for the years ended December 31, 2005, 2004 and 2003, were as follows:

	Year Ended December 31,			% of Total Company Net Sales
	2005	2004	2003	2005	2004	2003
	(dollars in millions)
U.S. Consumer	$478.3	$431.9	$546.0	74%	67%	80%
International	131.2	153.2	96.6	20%	24%	14%
Education and Training	40.3	55.2	37.5	6%	9%	6%

Total Company	$649.8	$640.3	$680.0	100%	100%	100%

For additional discussion of our three business segments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Consolidated Financial Statements—Note 20. Segment Reporting.”

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

Our Education Advisory Board

The members of our Education Advisory Board are extensively involved in the research of both education and reading development. As of February 17, 2006, the members of our Education Advisory Board were:

•	Robert Calfee, Ph.D. Dr. Calfee has chaired our Education Advisory Board since our business started in 1995. He has been a prolific researcher and author in the area of reading and reading development for the past 30 years. Dr. Calfee is presently Distinguished Professor and Dean Emeritus at the School of Education at the University of California, Riverside. He is professor emeritus at Stanford University’s School of Education, as well as a member of the board of the Society for Scientific Study of Reading.

•	Anne Cunningham, Ph.D. Dr. Cunningham is an associate professor of cognition and development at the University of California, Berkeley and the Director of the Joint Doctoral Program in Special Education. She is a past member of the board of the Society for Scientific Study of Reading and the board of directors for American Educational Research Association, Division C.

•	Alma Flor Ada, Ph.D. Dr. Ada is the Professor Emerita of the Center for Multicultural Literature for Children and Young Adults at the University of San Francisco, where she has been a professor since 1976. She is an expert on bilingual education and was the founder and first editor-in-chief of the Journal of the National Association for Bilingual Education where she has served on the advisory board for over 25 years.

•	Karen Fuson, Ph.D. Dr. Fuson is a Professor Emeritus at the School of Education and Social Policy at Northwestern University. She is a mathematics educator and cognitive scientist whose work focuses on children’s mathematical understanding and the classroom conditions that can facilitate such understanding. Her past work has contributed to the understanding of children’s counting and understanding of whole number, fraction and decimal computation.

•	Ruth Nathan, Ph.D. Dr. Nathan has been employed as our Executive Educational Advisor since June 2003, and she also acts as a Senior Executive Editor for our SchoolHouse division. In addition, Dr. Nathan is a lead instructor at the University of California, Berkeley Extension Reading Certificate Program.

•	Scott G. Paris, Ph.D. Dr. Paris is a professor in the School of Education and professor and Chair of the Graduate Program in the Department of Psychology at the University of Michigan. He was a founding member of the Center for the Improvement of Early Reading Achievement and served on the board of directors of the National Reading Conference.

•	P. David Pearson, Ph.D. Dr. Pearson is the Dean of the Graduate School of Education at the University of California, Berkeley and was previously the John A. Hannah Distinguished Professor of Education in the College of Education and the Co-Director of the Center for the Improvement of Early Reading Achievement at Michigan State University, and was Dean of the College of Education and the Co-Director of the Center for the Study of Reading at the University of Illinois, Urbana-Champaign.

•	Jeni Leta Riley, Ph.D. Dr. Riley is the head of the School of Early Childhood and Primary Education for the Institute of Education, University of London. Dr. Riley received her conferment of title of Reader in Literacy in Primary Education in 2000 and has been active in early childhood literacy development as a teacher, lecturer, examiner and researcher for nearly 30 years.

•	Keith E. Stanovich, Ph.D. Dr. Stanovich is a professor at the University of Toronto, Department of Human Development and Applied Psychology where he holds the Canada Research Chair in Applied Cognitive Science. Dr. Stanovich has been recognized for his research in reading including being awarded the Distinguished Scientific Contributions Award from the Society for the Scientific Study of Reading in 2000, and the International Reading Association’s Albert J. Harris Award in 1988 and 1992, the only two-time winner. He was elected to the Reading Hall of Fame in 1995 by the members of that society.

Our Products

U.S. Consumer and International Products

We have developed a variety of stand-alone products, learning platforms and a significant library of related content. Our platforms are hardware devices that work with multiple content sets. Our content comes in the form of memory cartridges used in interactive books, handheld video games, and educational software and games for use with specific platforms. Our stand-alone products combine our proprietary technology with a fixed set of content. Our consumer products fall into four main categories: book-based; screen-based; FLY and stand-alone products.

Select Hardware Platforms and Related Content

Book-based: LeapPad Family of Platforms

Aggregate consumer sales of our LeapPad family of products, accounted for approximately 29%, 37% and 47% of our total net sales in 2005, 2004 and 2003, respectively.

•	LittleTouch LeapPad learning system (ages 6 months to 3 years). Our LittleTouch LeapPad learning system is designed for infants and toddlers and offers an opportunity for parents to introduce the reading experience and early learning concepts using finger touch-based interactivity.

•	My First LeapPad learning system (ages 3 to 5). Our My First LeapPad learning system encourages preschoolers to take their first steps to develop pre-reading and pre-math skills. It incorporates the same proprietary NearTouch technology used in our LeapPad learning system.

•	LeapPad learning system (ages 4 to 8). Our LeapPad learning system, the first platform of our LeapPad family of platforms, is based on our proprietary NearTouch technology. Since 1999, the LeapPad platform has transformed our LeapPad books into audio-interactive learning devices. When children touch words and pictures with the stylus pen, they receive instant audio feedback that helps them sound out and pronounce words, learn to read and build vocabulary. These experiences also re-inforce other fundamental learning concepts. The LeapPad learning system allows children to read and learn at their own pace, using educational games, activities, music and positive feedback. The LeapPad platform is available in English, French, German, Korean, Japanese and Spanish. A separate version of the LeapPad learning system is marketed by our Education and Training segment directly to U.S. school districts and sold under the “LeapTrack” system which provides assessment to gauge the performance of individual students in a classroom environment. The retail LeapPad library was developed with guidance from our educational experts and is designed to help children build skills they need to excel in reading, math, vocabulary, science, music, logic and more.

Our retail library includes titles featuring our proprietary LeapFrog characters. Also included in our retail library are licensed characters such as Winnie-the-Pooh and SpongeBob SquarePants and licensed characters from movies such as Madagascar, The Incredibles, Spider-Man, Batman, Bratz, Scooby-Doo, Toy Story 2, The Lion King, Monsters, Inc., Finding Nemo and others.

Our Education and Training division uses LeapPad and Quantum LeapPad as key interactive education platforms in its classroom solution product lines. Please see “Our Products—Education and Training (SchoolHouse)” for more information on this segment’s products.

Screen-based: Leapster and Leapster L-MAX Multimedia Learning Systems

The Leapster family of multimedia learning systems comprise our screen-based, learning initiative developed to encourage learning skills while allowing children to play action-packed learning games. The Leapster platform is a handheld device with backlit color animation, a multi-directional control pad and a touch-screen enabled by a built-in stylus. Our Leapster content allows “players” to read electronic books, create works of art and watch interactive videos. We have developed a library of Leapster software titles to appeal to both boys and girls with educational games featuring licensed characters such as Disney Princesses, Dora the Explorer, SpongeBob SquarePants, and characters from movies such as Finding Nemo, The Incredibles and Spider-Man. We also have a digital art title specifically designed for students in kindergarten, first grade, second grade and third grade; a Junie B. Jones journal title; educational titles focusing on phonics and math; and titles featuring our interactive The Letter Factory and The Talking Words Factory videos. In the summer of 2005, we launched our Leapster L-MAX system that uses the television to expand learning. The Leapster L-MAX system uses many of the software cartridges developed for the original Leapster handheld, and offers new Leapster L-MAX software cartridges with features designed to offer an enhanced screen-based learning experience. Leapster L-MAX teaches essential skills including math, reading, spelling, science, writing skills, and more. In 2006, we plan on expanding our screen-based portfolio with the LeapsterTV learning system and Little Leaps Grow-With-Me learning system.

Sales of our Leapster and Leapster L-MAX handhelds and their related software titles, accounted for approximately 6% of our total net sales in 2003, approximately 16% of our total net sales in 2004, and approximately 27% of our total net sales in 2005.

FLY Pentop Computer

In Fall 2005, we launched our newest platform product, the FLY . The FLY Pentop Computer is an optical scanning, audio-enabled digital pen that brings computer interactivity to the pen and paper experience. Using special FLY paper, cards or other materials enabled for the FLY Pentop Computer, users can get homework help in math or spelling, translate words into other languages, play games with interactive collectible playing cards, compose music and more via real-time audio feedback as they write and draw. The FLY Pentop Computer is the first consumer electronic device that gives users real-time audio feedback as they write with special FLY paper, making what they write come to life. Our new FLY platform is designed for the “tween” and teen markets.

The FLY software library includes titles to span a variety of interests, learning needs and ages. For example, FLY Through Spanish provides real-time English-Spanish word translations; FLY Through Math provides step by step coaching on multiplication and division for grades 4 through 6; FLYball is an interactive baseball card game; Batman: The Battle for Gotham City is an interactive strategy game; and the FLY Journal provides interactive writing prompts and topics for consideration. In 2006, we plan on expanding our software offering to include algebra and other homework helpers.

Stand-Alone Products

Our variety of stand-alone educational products are designed primarily for children who are too young to use our platforms effectively. These stand-alone products help develop fine motor skills and color, sound and letter recognition. These products are generally affordable and simpler to localize for foreign markets than our platform and content suites. Some of our more popular stand-alone products include:

•	Explorer Globe—an interactive, touch-sensitive globe utilizing our NearTouch technology designed for older children and teens that introduces interesting facts about continents, countries, capitals, currency and more.

•	LeapStart Learning Table—a learning table designed for infants and toddlers to refine motor skills, introduce letters and numbers and encourage development.

•	Fridge Phonics Magnet Set—a magnetic letter set designed for preschoolers and kindergarteners that teaches letter names, letter sounds and learning songs.

We are particularly proud that in 2005 our FLY Pentop Computer, Leapster L-MAX platform and Learn-Around Playground, each of which were newly introduced in 2005, received Oppenheim Toy Portfolio, Platinum Awards. In addition, the FLY Pentop Computer was the recipient of the 2005 Toy Industry Association Awards for Most Innovative Toy, Best Educational Toy and overall Best Toy of the Year.

Our International Products

Our international consumer strategy includes the creation of LeapFrog products in foreign languages as well as marketing English-language products as tools for learning English as a foreign language. As of December 31, 2005, our products have been marketed and sold in six languages, including Queen’s English, Spanish, French, Japanese and German, and in more than 25 countries. We currently sell our LittleTouch LeapPad, My First LeapPad and LeapPad platforms with localized content. Our Leapster platform is sold with localized English content for the British, Australian, German and non-French-speaking Canadian markets. Some of our key infant items such as the LeapStart Learning Table, Learning Drum and Alphabet Pal are also localized for markets outside of the United States. In 2006, we plan to add French and Spanish versions of our Leapster learning system.

We sell our LeapPad platform to the private education market in Japan through our relationship with Benesse Corporation, a supplemental education materials company, which is currently distributing a co-branded CoCoPad version of our LeapPad platform to preschool to 3rd grade level subscribers of its educational program.

Our success in penetrating the U.K. consumer market is exemplified by the British Association of Toy Retailers choosing our LeapPad platform as the top preschool toy for various years since 2001 and naming LeapFrog as Company of the Year in 2004. Our Leapster L-MAX platform was launched in Canada in 2005 and has been named 2006 Toy of the Year by the Canadian Toy Testing Council, or CTTC.

Education and Training (SchoolHouse)

Our SchoolHouse division, part of our Education and Training group, offers supplemental pre-kindergarten through 8th grade school curriculum programs that incorporate our proprietary technology-empowered personal learning tools, or PLTs, and research-based instructional principles. Our SchoolHouse division curriculum provides over 200 interactive book titles and over 450 interactive assessment cards, for a total of over 6,000 pages of interactive content. At the end of 2005, LeapFrog SchoolHouse products could be found in more than 100,000 classrooms. The interactive content includes instruction and assessment for subject areas such as early literacy, early childhood, reading, language arts, math, science, English language development and special education. Our multi-sensory classroom programs include:

•	LeapTrack assessment and instruction system (kindergarten through 5th grade). Our flagship SchoolHouse product, the LeapTrack assessment and instruction system, is a classroom management system that uses the LeapPad PLT, re-writable flash memory cartridges, a LeapPort cartridge station and a CD-ROM-based computer program to instruct and assess students in kindergarten through 5th grade. Assessment results are uploaded from the LeapPad PLT via the re-writable flash memory cartridge to the management system for immediate scoring and evaluation. These assessments are aligned to state standards, giving teachers an early opportunity to monitor the performance of their students in subject areas such as reading, math and language arts. Based on each student’s individual results, the system then prescribes individualized learning paths for each student, which is available for immediate download via the re-writable flash memory cartridge for use on the LeapPad PLT. In 2005 we launched LeapTrack 4.0 with an improved user interface content that is now fully aligned to state standards, updated reporting capabilities, as well as new management tools for tracking and reporting on student progress.

•	The Literacy Center (pre-kindergarten through 2nd grade). The SchoolHouse Literacy Center is a curriculum for reading instruction with pre-kindergarten, kindergarten and grade 1+ editions that offer an interactive multi-sensory approach to developing early literacy skills. The program includes whole-class instruction as well as small-group and individual work using our LeapPad PLT outfitted with headphones; our LeapDesk and LeapMat interactive products and an array of posters, books, activity cards and sing-along music for the classroom. The program includes Link to Lessons, a software application that provides access to thousands of skill-based activities, and is aligned to one of the most widely used assessments among schools receiving federal Reading First funds.

•	Language First! Program (kindergarten through 2nd grade+). Our Language First! program is an English language development program for kindergarten through 2nd grade and is designed to help teach English to children with limited English proficiency, or for whom English is not their primary language, offering support in six languages.

•	Ready, Set, Leap! Program (pre-kindergarten). The scope and sequence of the Ready, Set, Leap! curriculum, provides in language and early literacy, mathematics, social studies, science, fine arts, health and safety, and personal and social development, as well as physical development for the pre-kindergarten market. This research-based program uses LeapFrog SchoolHouse’s award-winning personal learning tools, including the LeapPad platform, the LeapDesk workstation, the LeapMat learning surface, and the Imagination Desk learning system, to create a multisensory, hands-on learning experience. In 2005 Ready, Set, Leap! was enhanced to include components for use in settings where customers need quick training for instructional personnel, including a version that aligns to benchmarks used in 20,000 Head Start centers in the United States.

In 2005, we introduced our screen-based Leapster handheld products into the classroom and expect to launch pilot programs for our FLY Pentop Computer in 2006 as well.

Advertising and Marketing

Our advertising and marketing strategy is designed to establish LeapFrog as the leading provider of engaging, effective, quality technology-based learning solutions for the infant through high school audience and as a brand that parents and educators will seek to supplement a child’s educational needs. We use a variety of advertising and marketing methods to support our brands and products. Our strategy includes use of network and national cable television advertisements and national print campaigns featuring our LeapFrog brand. In addition, we direct our advertising both at parents as well as children. For example, we have pursued promotional campaigns with partners such as Tropicana where our logo was featured on cartons of Tropicana orange juice providing widespread exposure of the LeapFrog brand.

Globally, we have also employed a public relations strategy to gain additional brand exposure through television appearances by senior management and our international marketing and sales teams where they showcase our products, often during the key holiday selling period.

In the U.S. this year, our FLY Pentop Computer was featured on various television programs including: Good Morning America’s “Hot Holiday Toys,” Dr. Phil’s “Hot Holiday Gifts,” ABC World News’ “Tonight with Peter Jennings—The Incredible Shrinking Computer,” and ABC World News Now “Ahead of the Curve—Tech Toys for Children.” We continue to expand our marketing reach using online advertising media and websites designed to preview game play and product functionality. In addition, in 2005, we launched our Mexico and U.S. Hispanic websites. For a discussion of risk factors related to our advertising and promotional activities, see “Item 1A.—Risk Factors—Our advertising and promotional activities may not be successful.”

Globally, we have well-established retailer relationships and utilize an aggressive campaign to gain print advertising through cooperative print advertisements in local newspapers. These advertisements run by our retail partners such as Toys “R” Us, Wal-Mart, Kmart and Target, highlight promotional activities and the availability of particular LeapFrog products at these retail outlets.

In key retail stores, we use in-store demonstration display units to highlight our LeapFrog products and provide an in-store user experience.

Our SchoolHouse division utilizes a variety of advertising and marketing tools to build brand awareness in the education market, including placing advertisements in leading education publications targeting school administrators and teachers, and participating in key education trade shows and events.

Sales and Distribution

A limited number of customers historically have accounted for a substantial portion of our net sales. In 2005, sales to Wal-Mart (including Sam’s Club), Toys “R” Us and Target accounted for approximately 29%, 20% and 15% respectively, of our consolidated net sales. In 2004, sales to Wal-Mart (including Sam’s Club), Toys “R” Us and Target accounted for approximately 28%, 23% and 13%, respectively, of our consolidated net sales. For a discussion of this concentration risk see “Item 1A.—Risk Factors—Our business depends on three retailers that together accounted for approximately 64% of our consolidated net sales in 2005, and approximately 80% of the U.S. Consumer segment sales, and our dependence upon a small group of retailers may increase.”

U.S. Consumer

We market and sell our products primarily through national and regional mass-market retail stores as well as specialty toy stores. Sales of our products to Wal-Mart (including Sam’s Club), Toys “R” Us and Target accounted for approximately 35%, 24% and 21% of net sales in our U.S. Consumer segment in 2005 and 37%, 30% and 20% in 2004, respectively. Our remaining U.S. Consumer retail sales come from sales of our products to other mass marketers, club stores, electronic, office supply and specialty toy stores.

Our sales team works with store buyers from our key retailers to forecast demand for our products, develop the store floor footprint, secure retail shelf space for our products and agree upon pricing components, including cooperative advertising allowances. The large retail chains generally provide us with a preliminary forecast of their expected purchases of our products during the year. While these and subsequent forecasts are not contractually binding, they provide important feedback that we use in our planning process throughout the year. We work closely with our key retailers during the year to establish and revise our expected demand forecasts and plan our production and delivery needs accordingly. Most retailers issue purchase orders to us as they need product. Based on these purchase orders, we prepare shipments for delivery through various methods. We sell to smaller retail stores through a combination of independent sales representatives and direct salespeople.

International Consumer

As of December 31, 2005 we maintained four overseas subsidiaries through which we sell our products directly to leading retailers in the United Kingdom, Canada, Mexico and France. We currently have distribution arrangements in Korea, Australia, New Zealand, Latin America and Europe. Distribution of products to the Middle East, Southeast Asia and Eastern Europe are coordinated out of our United Kingdom office.

In Japan, Benesse Corporation is assisting us in developing the Japanese supplemental educational materials market by distributing the CoCoPad system to its preschool through 3rd grade level subscribers. Additionally, Benesse Corporation has developed original educational content in Japanese and English for interactive books to be used with the CoCoPad system.

Education and Training

Our Education and Training segment’s primary customers represent U.S. pre-kindergarten through 8th grade classrooms and also include teacher supply stores and catalog sales by our SchoolHouse division. Using our in-house sales team as well as independent sales representatives, we sell directly to educational institutions at the classroom, school and district levels, and to resellers and retail outlets that target the education market. We also publish a catalog that is aimed at and distributed to educators. In 2005, we began selling classroom products in Mexico through local distributors and continue to sell products through local distributors in Puerto Rico. In 2005, we also established key strategic partnerships that are designed to diversify our revenue sources. These relationships include an alliance with the National Head Start Association.

Financial Information About Geographic Areas

The information about sales in geographic areas is included in Note 20 of the Notes to the Consolidated Financial Statements in Item 8 of this report and is incorporated herein by reference.

Research and Development

Hardware and Software Development

To develop our products and content, we have assembled a team of technologists with backgrounds in a wide variety of fields including education, child development, hardware engineering, software development, video games and toys. We have developed internally each of our current platforms and stand-alone products, although we use licensed technology if it is advantageous to do so. For example, we use a version of Macromedia’s Flash player in our Leapster and Leapster L-MAX platforms, and we use optical scanning technology from Anoto AB in our FLY Pentop Computer platform, which we launched in Fall 2005.

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

We have developed a portion of our content using licensed characters such as Disney Princesses, Thomas the Tank Engine, Scooby-Doo, Dora the Explorer, Spider-Man, SpongeBob SquarePants and characters from the movies Madagascar, Finding Nemo and The Incredibles.

We launched our Developer’s Studio in July 2001, which consists of a team dedicated to creating software tools that help turn the content designed by our content developers into interactive content that works with our various platforms. In an effort to increase the amount and variety of content available for our platform products, we make these tools available to outside developers. Our Developer’s Studio team trains and provides technical support to internal and external content development teams, and works with our production team to turn our internally developed content into interactive books and software. Finally, this team is responsible for managing the business relationships with our community of third-party developers that are trained to create content for our platforms.

Our research and development expenses were $52.3 million in 2005, $61.0 million in 2004 and $57.6 million in 2003.

Intellectual Property

We believe that the protection of our patents, trademarks, trade dress, copyrights and trade secrets is critical to our future success, and we aggressively protect our proprietary rights through a combination of patents, trademarks, copyrights, trade secrets, confidentiality procedures, nondisclosure agreements and other contractual agreements. As of December 31, 2005, we had more than 45 utility and design patents issued by the U.S. Patent and Trademark Office, as well as more than 45 issued internationally. These include 30 domestic and foreign patents related to our LeapPad platform technology, which do not expire before 2013. Additionally, we have filed more than 145 patent applications pending in the United States and in other countries. We cannot assure you that any of our pending patent applications will result in the issuance of any patents, or that, if issued, any of these patents, or our patents that have already issued, will offer protection against competitors with similar technology. As of December 31, 2005, we also had over 90 U.S. trademark registrations, including for marks incorporating “LeapFrog” and the “LeapPad” and “NearTouch” marks, as well as over 230 foreign trademark registrations. We also rely upon trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. For a discussion of how our intellectual property rights may not prevent our competitors from using similar or identical technology, see “Item 1A—Risk Factors—Our intellectual property rights may not prevent our competitors from using our technologies or similar technologies to develop competing products, which could weaken our competitive position and harm our operating results.” For a discussion of how our intellectual property rights may not insulate us from claims of infringement by third parties, see “Item 1A—Risk Factors—Third parties have claimed, and may claim in the future, that we are infringing their intellectual property rights, which may cause us to incur significant litigation or licensing expenses, or to stop selling some or all of our products, or using some of our trademarks.”

Manufacturing, Logistics and Other Operations

Our manufacturing and operations strategy is designed to maximize the use of outsourced services particularly with respect to the actual production and physical distribution of our products and to concentrate our internal resources on areas such as engineering, production planning and quality control. We believe our outsourcing strategy also enhances the scalability of our manufacturing efforts. In order to work closely with our manufacturing service providers, we have established subsidiaries in Hong Kong and Macau. Prior to the fourth quarter of 2005, LeapFrog sourced and provided, on consignment, some of the components used in our product. During the fourth quarter, we began the transition to a “turnkey” mode of operations which requires our contract manufacturers to source directly the necessary components and build finished products to our specifications. These turnkey operations provide a more effective supply chain process by allowing LeapFrog’s engineering resources to focus on the product design and manufacturability while our contract manufacturers manage the supply of raw materials into the process. This approach also provides clear task ownership and facilitates coordination of up stream suppliers with a single point of contact. In addition, our contract manufacturers, who provide similar services to other companies, can source the raw materials more cost-effectively than we can. Most of our products are manufactured from basic raw materials such as plastic and paper, and the majority of our products require electronic components. These raw materials are readily available from a variety of sources, but may be subject to significant fluctuations in price. Some of our electronic components used to make our products, including our ASICs, currently come from sole suppliers. For information as to how this concentration of suppliers could affect our business, see “Item 1A—Risk Factors—We depend on our suppliers for our components and raw materials, and our production or operating margins would be harmed if these suppliers are not able to meet our demand and alternative sources are not available” and “—Increases in our component or manufacturing costs could reduce our gross margins.”

In 2005, we used various contract manufacturers located in Asia, primarily mainland China, to build our finished products. These suppliers are selected based on their technical and production capabilities and are matched to particular products to achieve cost and quality efficiencies. In addition, we have nine manufacturing suppliers in North America to address our specialized needs and fast turnaround requirements on a periodic basis for certain products. We have our own quality assurance employees on site at the majority of our contract manufacturers. During 2005, 2004 and 2003, our top three contract manufacturers combined supplied approximately 44%, 42% and 48% of the total value of our products, respectively. For information as to how this concentration of manufacturing could affect our business, see “Item 1A—Risk Factors—We rely on a limited number of manufacturers, virtually all of which are located in China, to produce our finished products, and our reputation and operating results could be harmed if they fail to produce quality products in a timely and cost-effective manner and in sufficient quantities.”

In our U.S. Consumer segment, some products are shipped directly to our contract warehouse in Fontana, California and are later shipped to meet the demands of our major U.S. retailers and other smaller retailers and distributors throughout the United States, and some products are shipped directly to the retailers’ locations. The products for our International segment are either shipped directly to our international distributors or to local country contract warehouses from which the products are then shipped to meet the demands of our international distributors and customers. The products for our Education and Training segment are shipped directly to our contract warehouse in Chino, California and are later shipped to meet the demands of the educational institutions and educators who purchase our products.

Information Technology

Our information technology environment is built around an Oracle system that supports our core order management, distribution, manufacturing and financial operations worldwide. We are also in the process of implementing new applications that are intended to further improve our supply chain management capabilities. These applications include supply chain planning software and improvements to warehouse management systems for our distribution facilities. In addition, we also have software systems that we use for both sales analytics, financial planning and financial reporting. For information as to how our information technology environment could affect our business, see “Item 1A—Risk Factors—We have had significant challenges to our management systems and resources, particularly in our supply chain and information systems, and as a result we may experience difficulties managing our business.”

Consumer Service

We believe that our ability to establish and maintain long-term relationships with consumers and retailers depends, in part, on the strength of our customer support and service operations. We encourage and utilize frequent communication with and feedback from our customers and retailers to continually improve our products and service. We have contracted with an outside customer service provider who operates 24 hours a day, 7 days a week during peak periods, specifically from December through January, and 14 hours on weekdays, and 9 hours on Saturdays during off-peak periods. We offer toll-free telephone support for consumers and retailers who prefer to talk directly with a customer service representative. We also respond to email inquiries received through our website, and we have a team of in-house consumer service representatives who oversee and coordinate our customer service activities with our third-party customer service provider. In addition, on our website, we have a knowledge resource link that directs consumers to a frequently asked questions section, which we update as we receive consumer feedback.

We also have a dedicated retail sales service team. This team works with our top retailers and provides point-of-sale related analysis for better forecasting and inventory plans.

Our consumer service and retail sales service teams are managed from our Emeryville, California corporate offices.

Competition

We compete in the infant-toddler, preschool, and electronic learning aids categories of the U.S. and international toy industry. This category continues to grow in size and importance, and as a result, it is an increasingly competitive arena. Competitors in the educational toy market continue to increase their investment in product research and development and advertising, while focusing on management of global product launches and retail shelf space. We believe our products compete in these market segments based on brand, product design features, learning content and experience, quality and price. We believe the LeapFrog brand is recognized for quality educational products, enabling us to compare favorably with many of our current competitors on some or all of these factors. Our current principal competitors in the infant-toddler and preschool categories include Mattel, Inc. primarily under its Fisher-Price brand, Hasbro, Inc. and VTech Holdings Ltd., or VTech. The infant-toddler category is strategically significant because it introduces parents to the LeapFrog line of educational products.

Our LeapPad family competes in the marketplace with other learning products designed to focus on learn-to-read skills. We believe our LeapPad family of hardware and software offers the most extensive line of products and interactive books in the market. In this category and age range, we also compete with educational software publishers, such as Knowledge Adventure, best known for its MathBlaster and Jumpstart Learning System software titles that are found at mass retailers, electronics and toy stores.

Recent market trends show an ever-increasing shift to screen-based learning with companies using handheld devices as well as television monitors to deliver an interactive, educational gaming experience. In 2005, we introduced our Leapster L-MAX platform, which joins our Leapster family. The Leapster L-MAX system allows children to play action-packed learning games, read electronic books, create works of art and watch interactive videos on both the handheld’s screen and a television screen. The platform leverages our Leapster software library and our educational titles using licensed and non-licensed content. VTech is a competitor in the screen-based category with their V.Smile and V.Smile Pocket game platforms. The V.Smile Pocket is a portable, handheld educational gaming platform that competes directly with our Leapster handheld while the V.Smile is a game console competing with our Leapster L-MAX system. VTech, a Hong Kong- based electronics company, is larger and more diversified than LeapFrog. As a result, we believe that VTech may have an advantage with respect to sourcing products and components that may enable them to provide a more rapid competitive response to the market. In addition, we believe that our Leapster family competes with other popular handheld and console game platforms with less educational focus, such as Nintendo Co., Ltd., Sony Corporation’s PlayStation and PlayStation Portable and Jakks Pacific’s Plug-And-Play Controller.

With the introduction of our FLY Pentop Computer, we have entered a new competitive arena. The FLY Pentop Computer is targeted at market for ages eight years and older. This is an age group that no longer considers themselves children as they become more image conscious and often emulate older siblings. Our FLY marketing plan has allowed us to begin to merchandise our products away from the toy aisle and other LeapFrog branded products. The FLY Pentop Computer and associated products can be found at retail with other electronic products, and may therefore compete with other electronic devices marketed at tweens including cellular phones and MP3 music devices. We believe that producers of smart mobile devices, such as personal digital assistants, non-mobile game platforms and computer-based software may be able to compete effectively in our primary markets by developing engaging educational products that run on their platforms. Many of these companies have significantly larger installed bases than we do. In addition, a number of major hardware and software makers have developed pen-based portable computers like the Tablet PC that could compete with our new FLY Pentop Computer . Consequently, competitors may include companies like Apple Computer, Inc., Fujitsu Limited, Hewlett-Packard Company, Microsoft Corporation, Palm, Inc., Sega Corporation and Toshiba.

Our SchoolHouse division competes in the U.S. supplemental educational materials market. We believe the principal competitive factors affecting the market for our products in the school market are proven educational effectiveness, brand, features and price. Our SchoolHouse division faces competition in the supplemental curriculum market from major textbook publishers such as Harcourt (a division of Reed Elsevier), Houghton Mifflin Company, McGraw-Hill, Pearson plc and Scholastic Corporation, as well as electronic educational material and service providers such as Knowledge Adventure, Compass Learning, PLATO Learning, Inc., Renaissance Learning and Riverdeep Group plc. In the future, large entertainment companies such as Viacom International, Inc. and Walt Disney Co. may begin to target the school markets.

For a discussion of the possible effects that competition could have on our business, see “Item 1A—Risk Factors—If we are unable to compete effectively with existing or new competitors, our sales and market share could decline.”

Seasonality

LeapFrog’s business is highly seasonal, with our retail customers making a large percentage of all purchases during the back-to-school and traditional holiday seasons. Our business, being subject to these significant seasonal fluctuations, generally realizes the majority of our net sales and all of our net income during the third and fourth calendar quarters. These seasonal purchasing patterns and production lead times cause risk to our business associated with the under production of popular items and over production of items that do not match consumer demand. In addition, we have seen our customers managing their inventories more stringently, requiring us to ship products closer to the time they expect to sell to consumers, increasing our risk to meet the demand for specific products at peak demand times, or adversely impacting our own inventory levels by the need to pre-build products to meet the demand.

For more information, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Result of Operations—Seasonality and Quarterly Results of Operations” and “Item 1A—Risk Factors—Our

business is seasonal, and therefore our annual operating results depend, in large part, on sales relating to the brief holiday season.” and “—If we do not maintain sufficient inventory levels or if we are unable to deliver our product to our customers in sufficient quantities, or if our inventory levels are too high, our operating results will be adversely affected.”

Employees

As of December 31, 2005, we had 837 full-time employees. We also retain independent contractors to provide various services, primarily in connection with our content development. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good. In the first quarter of 2005, we announced our realignment plan with a focus on restoring profitability, strengthening our infrastructure and business processes, and generating growth. Included in this realignment plan, we committed to a restructuring of our workforce and a reduction of approximately 180 full-time and temporary employees in the U.S. Consumer and International segments. In the third quarter of 2005, we completed this workforce reduction. However, the reduction is partially offset by increased headcount in the SchoolHouse division throughout the year as we invested in this division. For more information about our workforce reduction and employees see “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations—LeapFrog Realignment Plan” and “Item 1A—Risk Factors—We depend on key personnel, and we may not be able to retain, hire and integrate sufficient qualified personnel to maintain and expand our business.”

Executive Officers of the Registrant

The following table sets forth information with respect to our executive officers as of February 17, 2006:

Name	Age	Position Held
Thomas J. Kalinske	61	Chief Executive Officer and Director
William B. Chiasson	53	Chief Financial Officer
Kathryn E. Olson	47	Chief Marketing Officer
Timothy M. Bender	45	President, Worldwide Consumer Group
Jessie Woolley-Wilson	43	Executive Vice President, President of Education and Training Group
Mark B. Flowers	46	Executive Vice President, Chief Technology Officer
Madeline T. Schroeder	46	Executive Vice President, Product Development and Publishing
Robert L. Moon	56	Senior Vice President, Chief Information Officer
Michael J. Dodd	46	Senior Vice President, Supply Chain and Operations
Karen L. Luey	45	Vice President, Controller and Principal Accounting Officer

Thomas J. Kalinske has served as our Chief Executive Officer since February 2004 and previously served in that capacity from September 1997 to March 2002. He has served on our board of directors since September 1997 and was the Chairman of our board of directors from September 1997 to February 2004. From 1996 to February 2004, Mr. Kalinske served as the President of Knowledge Universe LLC (now renamed Krest LLC), a private company focused on building leading companies in areas relating to education, technology and career management and the improvement of individual and corporate performance. From 1990 to 1996, he served as President and Chief Executive Officer of Sega of America. Prior to that, he was President and Chief Executive Officer of the Universal Matchbox Group from 1987 to 1990. Prior to that, he served as President and Co-Chief Executive Officer of Mattel, Inc. Mr. Kalinske has served as Chairman of the Toy Manufacturers Association of America, and in 1997, he was inducted into the Toy Industry Hall of Fame. He is the non-executive Deputy Chairman of the board of Spring Group plc, an information technology services company in the United Kingdom.

Mr. Kalinske is a past board member of the National Education Association Foundation for the Improvement of Education and of the RAND Education Board. He earned a B.S. from the University of Wisconsin and an M.B.A. from the University of Arizona.

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

Kathryn E. Olson has served as our Chief Marketing Officer since November 2004. Prior to joining us, she served as Vice President of U.S. Consumer Marketing at Wm. Wrigley Jr. Company, a manufacturer and marketer of quality confectionary products from September 2001 through October 2004. From 1999 to 2001, Ms. Olson served as Executive Vice President of Marketing at Nordstrom.com. From 1997 to 1999, Ms. Olson was the Vice President of Global Marketing, Nutrition and Consumer Sector for Monsanto Life Sciences. Prior to Monsanto, Ms. Olson held various marketing positions at Quaker Oats Company for a period of ten years, including two years as Director of Marketing, Gatorade Europe. Ms. Olson received her B.S. from the University of Illinois and her M.B.A. from the University of Chicago.

Timothy M. Bender has served as our President of Worldwide Consumer Group since January 2002, and served as our Senior Vice President of Sales and Marketing from July 1999 to December 2001 and as our Senior Vice President of Sales from November 1997 to June 1999. Prior to joining us, he served as the Director of National Accounts at Yes! Entertainment Corporation, a toy and entertainment products company, from October 1994 to January 1997, and as Senior Vice President of Sales from February 1997 to October 1997. From 1984 to1994, Mr. Bender was at Lego Systems, Inc., and served in various positions including Senior National Account Manager. Mr. Bender has a B.S. from Bradley University.

Jessie Woolley-Wilson has served as our Executive Vice President, President of SchoolHouse Group since December 2004. She joined LeapFrog in June 2003 as the Vice President of Marketing Programs for our SchoolHouse division and was promoted to Vice President of Marketing for our SchoolHouse division in May 2004. Prior to joining us, she served as Vice President of Marketing, Sales, Training and Business Development at The College Board, a non-profit membership association that connects students to college success and opportunity, from 2000 through 2002. From 1996 to 1999, Ms. Woolley-Wilson served as President and General Manager of Crimson & Brown Associates a professional services company. Ms. Woolley-Wilson received her B.A. from the University of Virginia and her M.B.A. from Harvard University.

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

Madeline T. Schroeder has served as our Executive Vice President, Product Development and Publishing since February 2004 and served as our Senior Vice President, Worldwide Publishing Services from June 2002 to February 2004 and as Vice President, Publishing from April 2001 to June 2002. From 1998 to 2001, Ms. Schroeder served as an interim operating executive across a variety of industries, including online syndication, electronic gaming and elder care, including serving as the Chief Executive Officer and President of Mambo.com, an integrated invitations and payment service. Ms. Schroeder holds a B.A. from the University of California, Berkeley.

Robert L. Moon has served as our Senior Vice President, Chief Information Officer since February 2005. Prior to joining us, he served as Chief Information Officer and Vice President of Global Corporate Information Systems at Viewsonic Corporation, a global provider of visual display technology products, such as liquid crystal displays and cathode ray tube monitors, from January 2001 through February 2005. From November 1999 to December 2000, Mr. Moon served as Senior Vice President of Operations at Unibex, Inc., a business-to-business e-commerce exchange. Prior to that, from February 1995 to November 1999, Mr. Moon was the Chief Information Officer and Vice President at Micros Systems, Inc. a provider of hospitality point of sale and property management systems. Prior to entering the private sector, Mr. Moon served for 21 years as an officer of the United States Navy, retiring with the rank of Commander. His last assignment in the Navy was as Chief Information Officer and Deputy Director of Operations for the Office of Naval Research in Washington, D.C., for which he received the Navy’s Distinguished Service Medal. Mr. Moon received his B.S. from the United States Naval Academy and pursued graduate studies at George Washington University in the area of management of science and technology.

Michael J. Dodd has served as our Senior Vice President, Supply Chain and Operations since April 2005. Prior to joining us, he co-founded Executive Technology, Inc., a value-added reseller and system integrator of information technology products, and served as its Chief Operating Officer from September 2003 through April 2005. From May 2002 to September 2003, Mr. Dodd served as Executive Vice President, Chief Marketing Officer and Chief Operating Officer at Targus Group International, Inc., a provider of mobile personal computers and wireless accessories. Prior to that, from September 2000 to May 2002, Mr. Dodd was a Vice President, Operations at Juniper Networks, Inc., a manufacturer of internal protocol, or IP, routers. From November 1989 to September 2000, Mr. Dodd served in various capacities at Compaq Computer Corporation, a manufacturer of personal computers, most recently as Managing Director of operations and strategic procurement for the Presario personal computer business. Mr. Dodd received his B.B.A. from Texas A&M University.

Karen L. Luey has served as our Vice President, Controller and Principal Accounting Officer since December 2005. Prior to joining us, Ms. Luey served as Vice President Finance and Corporate Controller of Sharper Image Corporation, a multi-channel specialty retailer of consumer products, from July 2000 to December 2005. From August 1997 to July 2000, Ms. Luey served as Vice President, Controller with Discovery Channel Retail, the retail division of Discovery Communications, a global media and entertainment company. From 1990 to August 1997, Ms. Luey served in various capacities at Sharper Image Corporation. Ms. Luey received her B.S. from California State University, Hayward.

Available Information

We are subject to the information requirements of the Securities Exchange Act of 1934, or the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330, by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 1-202-777-1027. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, available (free of charge) on or through our website located at www.LeapFroginvestor.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Information contained on or accessible through our website is not deemed to be part of this report on Form 10-K.

Item 1A. Risk Factors

Our business and the results of its operations are subject to many factors, some of which are beyond our control. The following is a description of some of the risks and uncertainties that may affect our future financial performance.

If we fail to predict consumer preferences and trends accurately, develop and introduce new products rapidly or enhance and extend our existing core products, our sales will suffer.

Sales of our platforms, related software and stand-alone products typically have grown in the periods following initial introduction, but we expect sales of specific products to decrease as they mature. For example, net sales of the Classic LeapPad and My First LeapPad in our U.S. Consumer business peaked in 2002 and have been declining since. Therefore, the introduction of new products and the enhancement and extension of existing products, through the introduction of additional software or by other means, is critical to our future sales growth. To remain competitive, we must continue to develop new technologies and products and enhance existing technologies and product lines, as well as successfully integrate third-party technology with our own.

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

In 2005, we introduced a number of new platforms, stand-alone products, interactive books and other software for each of our three business segments, including our FLY Pentop Computer, which is targeted at an older age group of consumers than we have focused on in the past, and our Leapster L-MAX handheld for television-based learning. We cannot assure you that these products will be successful or that other products will be introduced or, if introduced, will be successful. The failure to enhance and extend our existing products or to develop and introduce new products that achieve and sustain market acceptance and produce acceptable margins would harm our business and operating results.

Our advertising and promotional activities may not be successful.

Our products are marketed through a diverse spectrum of advertising and promotional programs. Our ability to sell product is dependent in part upon the success of such programs. If we do not successfully market our products, or if media or other advertising or promotional costs increase, these factors could have a material adverse effect on our business and results of operations.

If we are unable to compete effectively with existing or new competitors, our sales and market share could decline.

We currently compete primarily in the infant and toddler category, preschool category and electronic learning aids category of the U.S. toy industry and, to some degree, in the overall U.S. and international toy industry. We believe that we are also beginning to compete, and will increasingly compete in the future, with makers of popular game platforms and smart mobile devices such as personal digital assistants. Our SchoolHouse division competes in the U.S. supplemental educational materials market. Each of these markets is very competitive and we expect competition to increase in the future. Many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to changes in consumer requirements or preferences or to new or emerging technologies. They may also devote greater resources to the development, promotion and sale of their products than we do. We cannot assure you that we will be able to compete effectively in our markets.

Our business depends on three retailers that together accounted for approximately 64% of our consolidated net sales in 2005, and 80% of the U.S. Consumer segment sales, and our dependence upon a small group of retailers may increase.

Wal-Mart (including Sam’s Club), Toys “R” Us and Target accounted in the aggregate for approximately 64% of our net sales in 2005. In 2005, sales to Wal-Mart (including Sam’s Club), Toys “R” Us and Target accounted for approximately 29%, 20% and 15%, respectively, of our consolidated net sales. We expect that a small number of large retailers will continue to account for a significant majority of our sales and that our sales to these retailers may increase as a percentage of our total sales.

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

Sales of consumer electronics and toy products in the retail channel are highly seasonal, causing the substantial majority of our sales to retailers to occur during the third and fourth quarters. In 2005, approximately 75% of our total net sales occurred during the latter half of the year. This percentage of total sales may increase as retailers become more efficient in their control of inventory levels through just-in-time inventory management systems. Generally, retailers time their orders so that suppliers like us will fill the orders closer to the time of purchase by consumers, thereby reducing their need to maintain larger on-hand inventories throughout the year to meet demand.

Failure to predict accurately and respond appropriately to retailer and consumer demand on a timely basis to meet seasonal fluctuations, or any disruption of consumer buying habits during this key period, would harm our business and operating results.

If we do not maintain sufficient inventory levels or if we are unable to deliver our product to our customers in sufficient quantities, or if our retailers’ inventory levels are too high, our operating results will be adversely affected.

The high degree of seasonality of our business places stringent demands on our inventory forecasting and production planning processes. If we fail to meet tight shipping schedules, we could damage our relationships with retailers, increase our shipping costs or cause sales opportunities to be delayed or lost. In order to be able to deliver our merchandise on a timely basis, we need to maintain adequate inventory level of the desired products. If our inventory forecasting and production planning processes result in us manufacturing inventory levels in excess of the levels demanded by our customers, our operating results could be adversely affected due to additional inventory write-downs for excess and obsolete inventory. If the inventory of our products held by our retailers is too high, they will not place orders for additional products, which would unfavorably impact our future sales and adversely affect our operating results.

We depend on our suppliers for our components and raw materials, and our production or operating margins would be harmed if these suppliers are not able to meet our demand and alternative sources are not available.

Some of the components used to make our products, including our application-specific integrated circuits, or ASICs, currently come from a single supplier. Additionally, the demand for some components such as liquid crystal displays, integrated circuits or other electronic components is volatile, which may lead to shortages. If our suppliers are unable to meet our demand for our components and raw materials and if we are unable to obtain an alternative source or if the price available from our current suppliers or an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products would be seriously harmed and our operating results would suffer. In addition, as we do not have long-term agreements with our major suppliers, they may stop manufacturing our components at any time.

We rely on a limited number of manufacturers, virtually all of which are located in China, to produce our finished products, and our reputation and operating results could be harmed if they fail to produce quality products in a timely and cost-effective manner and in sufficient quantities.

We outsource substantially all of our finished goods assembly, using several Asian manufacturers, most of who manufacture our products at facilities in the Guangdong province in the southeastern region of China. We depend on these manufacturers to produce sufficient volumes of our finished products in a timely fashion, at satisfactory quality and cost levels and in accordance with our and our customers’ terms of engagement. If our manufacturers fail to produce quality finished products on time, at expected cost targets and in sufficient quantities, our reputation and operating results would suffer. In addition, as we do not have long-term agreements with our manufacturers, they may stop manufacturing for us at any time, with little or no notice. We may be unable to manufacture sufficient quantities of our finished products and our business and operating results could be harmed.

Increases in our component or manufacturing costs could reduce our gross margins.

Cost increases for our components or manufacturing services, whether resulting from shortages of materials, labor or otherwise, including, but not limited to rising cost of materials, transportation, services, labor, commodity price increases and the impact of foreign currency fluctuations could negatively impact our gross margins. Because of market condition and other factors, we may not be able to offset any such increased costs by adjusting the price of our products.

Any errors or defects contained in our products, or our failure to comply with applicable safety standards, could result in delayed shipments or rejection of our products, damage to our reputation and expose us to regulatory or other legal action.

We have experienced, and in the future may experience, delays in releasing some models and versions of our products due to defects or errors in our products. Our products may contain errors or defects after commercial shipments have begun, which could result in the rejection of our products by our retailers, damage to our reputation, lost sales, diverted development resources and increased customer service and support costs and warranty claims, any of which could harm our business. Individuals could sustain injuries from our products, and we may be subject to claims or lawsuits resulting from such injuries. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. Moreover, we may be unable to retain adequate liability insurance in the future. We are subject to the Federal Hazardous Substances Act, the Flammable Fabrics Act, regulation by the Consumer Product Safety Commission, or CPSC, and other similar federal, state and international rules and regulatory authorities. Our products could be subject to involuntary recalls and other actions by such authorities. Concerns about potential liability may lead us to recall voluntarily selected products. Any recalls or post-manufacture repairs of our products could harm our reputation, increase our costs or reduce our net sales.

We have had significant challenges to our management systems and resources, particularly in our supply chain and information systems, and as a result we may experience difficulties managing our business.

In recent years, we grew rapidly, both domestically and internationally. We have more than doubled our net sales from $314.2 million in 2001 and $649.8 million in 2005. During this period, the number of different products we offered at retail also increased significantly, and we have opened offices in Canada, France, Macau and Mexico. We now sell our products in over 25 countries. This expansion presented, and continues to present, significant challenges for our management systems and resources and has resulted in a significant adverse impact on our operating and financial results. If we fail to improve and maintain management systems and resources sufficient to keep pace with our business needs, our operating results could continue to suffer.

We depend on key personnel, and we may not be able to hire, retain and integrate sufficient qualified personnel to maintain and expand our business.

Our future success depends partly on the continued contribution of our key executives, technical, sales, marketing, manufacturing and administrative personnel. The loss of services of any of our key personnel could harm our business. Recruiting and retaining skilled personnel is highly competitive. If we fail to retain, hire, train and integrate qualified employees and contractors, we will not be able to maintain and expand our business. There can be no assurance that the members of our existing management team will be able to manage our company or our growth.

Part of our compensation package includes stock and/or stock options. If our stock performs poorly, it may adversely affect our ability to retain or attract key employees. In addition, because we will be required to treat all stock-based compensation as an expense beginning in fiscal 2006, we may experience increased compensation costs. Changes in compensation packages or costs could impact our profitability and/or our ability to attract and retain sufficient qualified personnel.

Our international consumer business may not succeed and subjects us to risk associated with international operations.

We derived approximately 20% of our net sales from markets outside the United States in 2005. In 2006, we are planning to expand our international product offerings and markets. However, these and other efforts may not help increase sales of our products outside the United States, or achieve expected margins.

Our business is, and will increasingly be, subject to risks associated with conducting business internationally, including:

•	developing successful products that appeal to the international markets;

•	political and economic instability, military conflicts and civil unrest;

•	greater difficulty in staffing and managing foreign operations;

•	transportation delays and interruptions;

•	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

•	complications in complying with laws in varying jurisdictions and changes in governmental policies;

•	trade protection measures and import or export licensing requirements;

•	currency conversion risks and currency fluctuations; and

•	limitations, including taxes, on the repatriation of earnings.

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

We launched our Education and Training group in June 1999 to deliver classroom instructional programs to the pre-kindergarten through 8th grade school market and explore adult learning opportunities. To date, the SchoolHouse division, which accounts for substantially all of the results of our Education and Training segment, has incurred cumulative operating losses. Sales from our SchoolHouse division’s curriculum-based products will depend principally on broadening market acceptance of those products, which in turn depends on a number of factors, including:

•	our ability to demonstrate to decision-makers the usefulness of our products to supplement traditional teaching practices;

•	the willingness of teachers, administrators, parents and students to use products in a classroom setting from a company that may be perceived as a toy manufacturer;

•	the effectiveness of our sales force;

•	our ability to generate recurring revenue from existing customers through various marketing channels; and

•	the availability of state and federal government funding to defray, subsidize or pay for the costs of our products which may be severely limited due to budget shortfalls and other factors.

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

Our success depends in large part on our proprietary technologies that are used in our learning platforms and related software. We rely, and plan to continue to rely, on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. The contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our intellectual property or deter independent third-party development of similar technologies. The steps we have taken may not prevent unauthorized use of our intellectual property, particularly in foreign countries where we do not hold patents or trademarks or where the laws may not protect our intellectual property as fully as in the United States. Some of our products and product features have limited intellectual property protection, and, as a consequence, we may not have the legal right to prevent others from reverse engineering or otherwise copying and using these features in competitive products. In addition, monitoring the unauthorized use of our intellectual property is costly, and any dispute or other litigation, regardless of outcome, may be costly and time-consuming and may divert our management and key personnel from our business operations. However, if we fail to protect or to enforce our intellectual property rights successfully, our rights could be diminished and our competitive position could suffer, which could harm our operating results. For additional discussion of litigation related to the protection of our intellectual property, see “Item 3—Legal Proceedings.—LeapFrog Enterprises, Inc. v. Fisher-Price, Inc. and Mattel, Inc.”

Third parties have claimed, and may claim in the future, that we are infringing their intellectual property rights, which may cause us to incur significant litigation or licensing expenses or to stop selling some of our products or using some of our trademarks.

In the course of our business, we periodically receive claims of infringement or otherwise become aware of potentially relevant patents, copyrights, trademarks or other intellectual property rights held by other parties. Responding to any infringement claim, regardless of its validity, may be costly and time-consuming, and may divert our management and key personnel from our business operations. If we, our distributors or our manufacturers are adjudged to be infringing the intellectual property rights of any third-party, we or they may be required to obtain a license to use those rights, which may not be obtainable on reasonable terms, if at all. We also may be subject to significant damages or injunctions against the development and sale of some of our products or against the use of a trademark or copyright in the sale of some of our products. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all the liability that could be imposed. For more information regarding this see “Item 3—Legal Proceedings—Tinkers & Chance v. LeapFrog Enterprises, Inc.”

We are subject to international, federal, state and local laws and regulations that could impose additional costs or changes on the conduct of our business.

We operate in a highly regulated environment in the U.S. and international markets. U.S. federal, state and local governmental entities regulate many aspects of our business, including products and the importation of products. Such regulations may include accounting standards, taxation requirements, trade restrictions, safety and other administrative and regulatory restrictions. Compliance with or changes in these and other laws and regulations could impose additional costs on the conduct of our business, and failure to comply with these and other laws and regulations or changes in these and other laws and regulations may impose additional costs or cause us to change the conduct of our business.

From time to time, we are involved in litigation, arbitration or regulatory matters where the outcome is uncertain and which could entail significant expense.

We are subject from time to time to regulatory investigations, litigation and arbitration disputes. As the outcome of these matters is difficult to predict, it is possible that the outcomes of any of these matters could have a material adverse effect on the business. For more information regarding litigation see “Item 3. Legal Proceedings,” in this report.

Weak economic conditions, armed hostilities, terrorism, natural disasters, labor strikes or public health issues could have a material adverse effect on our business.

Weak economic conditions in the U.S. or abroad as a result of lower consumer spending, lower consumer confidence, higher inflation, higher commodity prices, such as the price of oil, political conditions, natural disaster labor, strikes or other factors could negatively impact our sales or profitability. Furthermore, armed hostilities, terrorism, natural disasters, or public health issues, whether in the U.S. or abroad could cause damage and disruption to our company, our suppliers or our customers or could create political or economic instability, any of which could have a material adverse impact on our business. Although it is impossible to predict the consequences of any such events, they could result in a decrease in demand for our product or create delay or inefficiencies in our supply chain, by making it difficult or impossible for us to deliver products to our customers, or for our manufacturers to deliver products to us, or suppliers to provide component parts.

Notably, our U.S. distribution centers, including our distribution center in Fontana, California, our Los Gatos, California engineering office and our corporate headquarters are located in California near major earthquake faults that have experienced earthquakes in the past. In addition to the factors noted above, our existing earthquake insurance relating to our distribution center may be insufficient and does not cover any of our other operations.

If we are unable to improve our system of internal controls, we may not be able to accurately report our future financial results and our management may not be able to provide its report on the effectiveness of our internal controls as required by the Sarbanes-Oxley Act.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 and December 31, 2004. The assessment for 2005 identified a material weakness in our internal controls in our financial statement close process as of December 31, 2005 and the 2004 assessment identified material weaknesses in our internal controls for the areas of accounts receivable, information technology and cost of goods sold and inventory. Discussion of the weakness in 2005 and our responsive measures are summarized in “Item 9A. Controls and Procedures” of our 2005 Form 10-K. Although we received an unqualified opinion on our 2005 and 2004 financial statements, the efficacy of the steps we have taken to date and the steps we are still in the process of taking to improve the reliability of our financial statements in the future are subject to continued management review supported by confirmation and testing by our internal auditors, as well as oversight by the audit committee of our board of directors. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or prevent us from accurately reporting our financial results or cause us to fail to meet our reporting obligations in the future. In addition, we cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date. Insufficient internal controls could also cause investors to lose confidence in our reported financial information, which could result in the decrease of the market price of our Class A common stock.

One stockholder controls a majority of our voting power as well as the composition of our board of directors.

Holders of our Class A common stock will not be able to affect the outcome of any stockholder vote. Our Class A common stock entitles its holders to one vote per share, and our Class B common stock entitles its holders to ten votes per share on all matters submitted to a vote of our stockholders. As of December 31, 2005, Lawrence J. Ellison and entities controlled by him beneficially owned approximately 16.6 million shares of our Class B common stock, which represents approximately 53% of the combined voting power of our Class A common stock and Class B common stock. As a result, Mr. Ellison controls all stockholder voting power, including with respect to:

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

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it harder for a third-party to acquire us without the consent of our board of directors. These provisions include limitations on actions by our stockholders by written consent and the voting power associated with our Class B common stock. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used by our board of directors to affect a rights plan or “poison pill” that could dilute the stock ownership of a potential hostile acquirer and may have the effect of delaying, discouraging or preventing an acquisition of our company. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding voting stock. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders. In addition, under the terms of our credit agreement, we may need to seek the written consent of our lenders of the acquisition of our company.

Our stockholders may experience significant additional dilution upon the exercise of options or issuance of stock awards.

As of December 31, 2005, there were outstanding awards under our equity incentive plans that could result in the issuance of approximately 6.8 million shares of Class A common stock. To the extent we issue shares upon the exercise of any of options, performance-based stock awards or other equity incentive awards issued under our 2002 Equity Incentive Plan, investors in our Class A common stock will experience additional dilution.

Our stock price could become more volatile and your investment could lose value.

All the factors discussed in this section could affect our stock price. The timing of announcements in the public markets regarding new products, product enhancements by us or our competitors or any other material announcements could affect our stock price. Speculation in the media and analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock and market trends unrelated to our stock can cause the price of our stock to change. A significant drop in the price of our stock could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The table below identifies a list of material property locations that we currently hold. In addition to these properties, we have leased properties for administration, sales and operations in Texas, Arkansas, Canada, England, France, Mexico and China, each of which is less than 10,000 square feet of space, respectively.

Location	Use	Square Feet	Type of Possession	Lease Expiration Date
Fontana, California	Distribution Center	600,000	Lease	2010
Fontana, California	Distribution Center	127,000	Lease	2006
Ontario, California	Distribution Center	109,000	Lease	2008
Emeryville, California	Headquarters-operations for our three business segments	103,000	Lease	2016
Los Gatos, California	Engineering, research and development	19,300	Lease	2007
Hong Kong, China	Asian administration and logistics	12,877	Lease	2007
Austin, Texas	Education and Training operations	10,000	Lease	2008
New York City, New York	Trade showroom	10,000	Lease	2006

Item 3. Legal Proceedings.

In the ordinary course of our business, we are from time to time subject to litigation, including the following:

Tinkers & Chance v. LeapFrog Enterprises, Inc.

On August 1, 2005, a complaint was filed against us in the eastern federal district court of Texas by Tinkers & Chance, a Texas partnership. The complaint alleges that we have infringed, and induced others to infringe, United States Patent No. 6,739,874 by making, selling and/or offering for sale in the United States and/or importing our LeapPad and Leapster platforms and other unspecified products. Tinkers & Chance seeks unspecified monetary damages, including triple damages based on its allegation of willful and deliberate infringement, attorneys’ fees and injunctive relief. On September 23, 2005, we filed a motion to transfer the case to the Northern District of California and further filed an action against Tinkers & Chance in the Northern District of California seeking declaratory relief that our products do not infringe United States Patent No. 6,739,874. On February 23, 2006, the federal district court in Texas denied our motion to transfer. On February 28, 2006, Tinkers & Chance filed a motion to amend the original complaint to add a claim that we infringe United States Patent No. 7,006,786. Discovery has not commenced and no trial date has been set.

LeapFrog Enterprises, Inc. v. Fisher-Price, Inc. and Mattel, Inc.

In October 2003, we filed a complaint in the federal district court of Delaware against Fisher-Price, Inc., No. 03-927 GMS, alleging that the Fisher-Price PowerTouch learning system violates United States Patent No. 5,813,861. In September 2004, Mattel, Inc. was joined as a defendant. We are seeking damages and injunctive relief. Trial by jury began on May 16, 2005. On May 27, 2005, the district court declared a mistrial because the jury was unable to reach a unanimous verdict, and the parties stipulated to have the case decided by the court based on the seven-day trial record. The parties completed post-trial briefing in August 2005. The parties are awaiting a verdict by the court.

LeapFrog Enterprises, Inc. v. Lexington Insurance Co.

On October 21, 2004, we filed a complaint in the Superior Court of the State of California, County of Alameda, against Lexington Insurance Co., No. RG04181463, alleging breach of contract and bad faith in denying us coverage for our costs with respect to patent infringement claims filed against us in three prior litigations. We are seeking approximately $3.5 million in damages to recover our defense fees and indemnity payments. A hearing on cross-motions for summary judgment was held on November 3, 2005, and on January 4, 2006, the court granted our motion for summary adjudication on three causes of action.

Stockholder Class Actions

On December 2, 2003, a class action complaint entitled Miller v. LeapFrog Enterprises, Inc., et al., No. 03-5421 RMW, was filed in federal district court for the Northern District of California against us and certain of our current and former officers and directors alleging violations of the Securities Exchange Act of 1934, or 1934 Act. Subsequently, three similar actions were filed in the same court: Weil v. LeapFrog Enterprises, Inc., et al. , No. 03-5481 MJJ; Abrams v. LeapFrog Enterprises Inc., et al., No. 03-5486 MJJ; and Ornelas v. LeapFrog Enterprises, Inc., et al., No. 03-5593 SBA. Each of those complaints purported to be a class action lawsuit brought on behalf of persons who acquired our Class A common stock during the period of July 24, 2003 through October 21, 2003, except that the plaintiff in the Weil action sought to maintain a class action on behalf of persons who acquired our Class A common stock during the longer period of July 24, 2003 through February 10, 2004 and also alleged that our financial statements were false and misleading. The complaints did not specify the amount of damages sought. On March 31, 2005, the Court entered an order consolidating these actions, appointing lead plaintiffs, and appointing lead class counsel.

On April 25, 2005, another class action complaint entitled The Parnassus Fund et al. v. LeapFrog Enterprises, Inc., et al., No. 05-01695 JSW, was filed in federal district court for the Northern District of California against us, our current CEO and our former CFO alleging violations of the 1934 Act. On June 3, 2005, a nearly identical class action complaint entitled Fredde Gentry et al. v. LeapFrog Enterprises, Inc. et al., No. 05-02279 MJJ, was filed in federal district court for the Northern District of California. Both the Parnassus and Gentry complaints purport to be class actions brought on behalf of persons who acquired LeapFrog securities during the period of February 11, 2004 through October 18, 2004. The complaints alleged that the defendants caused us to make false and misleading statements about our business, operations, management and value of our common stock, which allowed insiders to sell our common stock at artificially inflated prices and which caused plaintiffs to purchase our common stock at artificially inflated prices. Neither of these complaints specified the amount of damages sought.

On June 17, 2005, lead plaintiffs in the class actions that were consolidated under the March 31, 2005 order filed a consolidated complaint. The consolidated complaint alleged that the defendants caused us to make false and misleading statements about our business and forecasts about our financial performance, that certain of our individual officers and directors sold portions of their stock holdings while in the possession of adverse, non-public information, and that certain of our financial statements were false and misleading. The consolidated complaint also alleged an expanded class period of July 24, 2003 through October 18, 2004 (thereby including the purported class period of the Parnassus and Gentry complaints), and sought unspecified damages. On May 10, 2005 and June 28, 2005, lead plaintiffs for the Miller, etc. actions also filed notices to relate and consolidate the Parnassus and Gentry actions, respectively, with the original class actions that had been consolidated by the March 31, 2005 order. In July 2005, the Court entered an order relating the Parnassus and Gentry actions with the cases consolidated under the March 31, 2005 consolidation order. On November 23, 2005, the Court entered an order appointing the plaintiffs in the Parnassus action as lead plaintiffs. On January 27, 2006, the lead plaintiffs filed an amended and consolidated complaint. The class period and defendants are identical to that alleged in the complaint filed on June 17, 2005 by the previous lead plaintiffs, and the substantive allegations are largely the same. By stipulation and order, we are due to respond to the amended and consolidated complaint on March 27, 2006. Discovery has not commenced and no trial date has been set.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our stockholders during the fourth quarter of our 2005 fiscal year.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our Class A common stock is listed on the New York Stock Exchange, or the NYSE, under the symbol “LF.” There is no established public trading market for the Class B common stock. On February 17, 2006, there were approximately 1,667 holders of record of our Class A common stock and nine holders of record of our Class B common stock.

The following table sets forth the high and low sales prices per share of our Class A common stock on the NYSE in each quarter during the last two years. The values stated below are actual high and low sales prices, inclusive of intra-day trading. Therefore the 2004 values differ slightly from our prior year filing, which used end of day prices.

2005	High	Low
First quarter	$13.85	$10.05
Second quarter	$12.10	$9.20
Third quarter	$15.35	$11.13
Fourth quarter	$15.19	$11.30

2004	High	Low
First quarter	$32.24	$18.40
Second quarter	$23.84	$18.40
Third quarter	$22.60	$16.16
Fourth quarter	$21.45	$11.50

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. Our current credit facility prohibits the payment of cash dividends on our capital stock. We expect to reinvest any future earnings into the business. Therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Item 6. Selected Financial Data

The following selected consolidated financial data for the five years ended December 31, 2005, have been derived from our consolidated financial statements. The following information is qualified by reference to, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto.

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$649,757	$640,289	$680,012	$531,772	$314,243
Gross profit	279,636	259,045	340,144	270,041	144,645

Income (loss) from operations	20,953	(13,983)	109,458	71,351	16,435

Net income (loss)	$17,500	$(6,528)	$72,675	$43,444	$9,669

Net income (loss) per common share:
Basic	$0.28	$(0.11)	$1.27	$1.09	$0.29
Diluted	$0.28	$(0.11)	$1.20	$0.86	$0.25
Shares used in calculating net income (loss) per share:
Basic	61,781	59,976	57,246	39,695	33,449
Diluted	62,329	59,976	60,548	50,744	38,470

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$72,072	$88,747	$112,603	$73,327	$8,269
Restricted cash	150	8,418	—	—	—
Working capital (1)	410,740	376,610	368,456	224,685	117,960
Total assets	605,829	559,794	552,659	397,682	221,973
Long-term obligations – capital lease	570	—	—	—	61,163
Redeemable convertible Series A preferred stock	—	—	—	—	24,139
Total stockholders’ equity	466,323	434,500	415,146	268,798	72,848

(1)	Current assets less current liabilities

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

LeapFrog’s mission is to become the leading brand for quality, technology-based educational products for home, school and work for all ages around the world. We believe that LeapFrog is in the early stage of accomplishing this mission. To date, we have established our brand and products largely focused on infants, toddlers and children in preschool through grade school and primarily in the U.S. retail market. While we believe that LeapFrog is, first and foremost, an educational products company, we use the toy form and price points to make learning fun and cost-effective. As a result, our sales in our U.S. Consumer and International segments, our largest business segments, currently are generated in the toy aisles of retailers. We have sold the products of our Education and Training segment predominantly to educational institutions.

We design, develop and market technology-based educational platforms, related interactive content research-based curriculum, and stand-alone products for sale to retailers, distributors and schools. We operate three business segments, which we refer to as U.S. Consumer, International, and Education and Training. For further information regarding our three business segments, see Note 20 to our consolidated financial statements contained in Item 8 of this annual report.

The market for toy retailers has seen, and continues to see, consolidation. In addition to the traditional channel of specialty toy retailers, of which Toys “R” Us has become the major player, the mass-market retail channel has grown in importance. For example, Wal-Mart, Target and a number of regional mass-market retailers have seen growth in their market shares within the U.S. toy retail market. The mass-market retailers have certain competitive advantages in the highly seasonal toy market because they have the ability to dedicate a significant amount of shelf space to toys during the fall holiday season, and then reduce the allocated shelf space for toys during the rest of the year. In addition, these mass-market retailers have greater financial resources and lower operating expenses than traditional specialty toy retailers and have driven down pricing and reduced profit margins for us and other players in the retail toy industry. We anticipate that the toy industry’s dependence on mass-market retailers will continue to grow. Partially as a result of the influence of the mass-market retailers, Toys “R” Us conducted a strategic evaluation of its worldwide assets, and in July 2005 was acquired by a private investment group. On January 9, 2006, Toys “R” Us announced it will close 75 store locations and convert another 12 locations into Babies “R” Us stores. This restructuring will result in a reduction of the number of products that Toys “R” Us purchases from us, though the dollar impact is currently unknown.

Our consolidated net sales in 2005 were $649.8 million, an increase of $9.5 million or 1.5% compared to 2004. On a constant currency basis which assumes that foreign currency exchange rates were the same in 2005 as 2004, total company net sales increased 1.5% from 2004 to 2005. Sales growth in our U.S. Consumer segment was partially offset by sales declines in our International and Education and Training segments. The U.S. Consumer business grew primarily due to the introduction of our FLY Pentop Computer and related software and accessories in the third quarter for the October 2005 product launch. In addition, the U.S. Consumer segment experienced significant demand for our screen-based products including the Leapster L-MAX system, which was introduced in the third quarter of 2005. These sales increases were partially offset by continuing declines in our LeapPad family of products in the U.S. Consumer segment.

Our gross margins in 2005 increased by 2.5 percentage points to 43.0% in 2005 from 40.5% in 2004. Gross margins improved in all segments of the business, particularly in our U.S. Consumer segment. Gross margins improved in the U.S. Consumer segment primarily due to improved product mix, lower expense for excess and obsolete inventory and lower freight expenses.

Our selling, general and administrative expenses increased by $5.4 million, or 4.5%, in 2005 compared to 2004. Selling, general and administrative expenses consist primarily of salaries and related employee benefits, legal fees, marketing expenses, systems costs, rent, office equipment, supplies and professional fees related to process improvements and Sarbanes-Oxley compliance. The increase was primarily due to higher legal expense attributable to enforcing our patents, higher consulting and auditing fees resulting from process improvements and other activities related to compliance with the Sarbanes-Oxley Act, as well as higher employee costs resulting from restructuring related charges from our LeapFrog realignment plan.

Our research and development expenses decreased by $8.6 million, or 14.2%, in 2005 compared to 2004. Research and development expenses consist primarily of costs associated with content development, product development and product engineering. The decrease was primarily due to lower costs for the content and development of our FLY Pentop Computer product in 2005 than in 2004.

Our advertising expense decreased by $13.2 million, or 15.9%, in 2005 compared to 2004. Advertising expenses consist primarily of television advertising, cooperative advertising and in-store displays. The decrease was primarily due to our cost containment efforts, higher advertising costs in 2004 for printing and distribution of our U.S. Consumer catalogs, and higher 2004 in-store Leapster platform merchandising displays.

Our depreciation and amortization expenses consist primarily of depreciation of fixed assets and capitalized website development costs and amortization of intangibles. These expenses exclude depreciation of manufacturing tools and capitalized content development costs, which are classified in cost of sales.

Our income from operations increased by $34.9 million, from a loss of $14.0 million in 2004, to income of $21.0 million in 2005. The increase was primarily driven by higher sales in our U.S. Consumer segment, lower research and development and advertising expenses, partially offset by higher selling, general and administrative expenses.

In our U.S. Consumer segment, we market and sell our products directly to national and regional mass-market and specialty retailers as well as to other retail stores through sales representatives. Our U.S. Consumer segment is our most developed business, and is subject to significant seasonal influences, with the substantial majority of our sales occurring in the third and fourth quarters. In 2005, this segment represented approximately 74% of our total net sales. Although we are expanding our retail presence by selling our products to bookstores and electronics and office supply stores, the vast majority of our U.S. Consumer sales are to a few large retailers. Net sales to Wal-Mart (including Sam’s Club), Toys “R” Us and Target accounted for approximately 80% of our U.S. Consumer segment sales in 2005 compared to 86% in 2004 and 79% in 2003. As a percentage of our consolidated net sales, combined net sales to Wal-Mart (including Sam’s Club), Toys “R” Us and Target accounted for approximately 64%, 64% and 68% of our consolidated net sales in 2005, 2004 and 2003, respectively.

As we ended 2005, inventory levels at our U.S. retailers increased over the prior year, due in part to the stocking of the FLY Pentop Computer, which was not carried in 2004. We believe overall retail inventories will be reduced in 2006, which would unfavorably impact our 2006 sales.

In our International segment, we sell our products outside the United States directly to retailers and through various distribution and strategic arrangements. We have four direct sales offices in the United Kingdom, Canada, France and Mexico. We also maintain various distribution and strategic arrangements in countries such as Australia, Japan, Germany and Korea among others. The International segment represented approximately 20% of our total net sales in 2005. In 2006, we plan on expanding our language offerings of Leapster and Leapster L-MAX into French and Spanish, which would allow us to introduce new products into several existing markets.

Our Education and Training segment, which is represented almost entirely by our SchoolHouse division, currently targets the pre-kindergarten through 8th grade school market in the United States, including sales directly to educational institutions, to teacher supply stores and through catalogs aimed at educators. The Education and Training segment represented approximately 6% of our total net sales in 2005. This segment experienced sales declines partially attributable to transitions in management and attrition of key sales personnel as a result of an investigation related to a transaction in a large school district. By the end of 2005, we had installed a new SchoolHouse leadership team, including a new president, vice president of marketing and vice president of sales. In addition we replaced approximately 40% of our sales representatives.

LeapFrog Realignment Plan

In the first quarter of 2005, we announced a three-pronged company-wide realignment initiative designed to address the following objectives:

•	Restore profitability;

•	Strengthen our infrastructure and business processes; and

•	Generate growth.

Key actions to restore profitability included:

•	Reduced headcount in our U.S. Consumer and International segments by 19% in 2005. The cost to achieve these workforce savings was approximately $2.5 million. Beginning in the third quarter of 2005 we realized the full financial benefit of these workforce reductions, as well as other cost containment actions. Partially offsetting these cost reductions were investments to improve business processes and to grow our business. Specifically, we have increased headcount in our SchoolHouse division, and we invested in technology, process improvements and in the marketing of our new products, including our FLY Pentop Computer and Leapster L-MAX platform. Overall, our operating expenses declined by $14.3 million in 2005 compared to 2004, due to the cost reductions in research and development and advertising, offset by these investments.

•	Embarked on a strategy to better leverage our assets and investments to improve returns. This includes leveraging technology across products and platforms; utilizing our content assets and development tools across divisions; and realizing the global potential of the products from the outset of our product development planning cycle to minimize development costs and maximize sales and profitability.

Key actions to strengthen our infrastructure and business processes included:

•	Strengthened the organization with the hiring of new personnel at both the executive and non-executive levels in our SchoolHouse division and our supply chain, finance and information technology departments. In January 2006, we also hired a new general manager for our Asian sourcing operations.

•	Made improvements in our warehousing and distribution capabilities, which have improved our customer service levels in the United States.

•	Began a multi-year installation of Oracle 11i, our enterprise resource planning, or ERP, system. The first phase, which included upgrading our financial systems, was completed in the third quarter of 2005. In addition to improving the quality and timeliness of the information available to make decisions, the upgraded financial systems helped remediate certain internal control issues identified and discussed in our 2004 Form 10-K. The second phase of the Oracle 11i implementation will be to improve our supply chain system. Planning has begun for this phase and implementation will begin in 2006.

•	Installed an integrated three-year strategic planning process driven at the senior levels of the organization and accompanied by additional metrics, controls and monthly operating reviews. We have completed our first three-year strategic plan under this new process.

•	Delivered new products to the market on time and meeting expectations. Both the Leapster L-MAX system and the FLY Pentop Computer were shipped to our retailers on our original time line and at gross margins equal to our original plan.

•	Implemented core teams organized around the four main product categories of the business, which are book-based platforms, screen-based platforms, FLY Pentop Computer platform and stand-alone products. These cross-functional teams are helping us maximize growth opportunities, reduce development time and expense, and deliver products to market on time and on budget.

Key actions to generate growth included:

•	Implemented an integrated three-year strategic planning process which provides for directing investments toward high growth and profitable business priorities.

•	Introduced the Leapster L-MAX in the third quarter, and in the fourth quarter introduced our FLY Pentop Computer each primarily to the U.S. Consumer market. While it is too soon to know the long-term prospects for these products, sales of these products have resulted in incremental revenues for 2005. In addition, in 2006 we plan on expanding our language offerings in our screen-based products to include French and Spanish. We believe that by continuing to develop and introduce technology platforms for new and broader markets, we will be able to grow our business over the long term.

Although we have made significant progress in restoring profitability and improving business processes, there remains work to be completed and additional actions need to be taken to further strengthen our infrastructure and business processes. We particularly need to make improvements that will restore growth to our SchoolHouse and International operations and enhance our total supply chain operations. In addition, we expect that U.S. retailers will want to reduce their inventories, which would negatively impact our sales. Nonetheless, we are managing the business for the long-term, investing in process improvements and research and development that should lead to improved profitability over the long-term.

Critical Accounting Policies, Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and reported disclosures. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowances for accounts receivable, inventory valuation, intangible assets and stock-based compensation. We base our estimates on historical experience and on complex and subjective judgments often resulting from determining estimates about the impact of events and conditions that are inherently uncertain. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 to our consolidated financial statements. Certain accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. We believe the following critical accounting policies are the most significant in affecting judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue when products are shipped and title passes to the customer provided that there are no significant post-delivery obligations to the customer and collection is reasonably assured. Net sales represent gross sales less negotiated price allowances based primarily on volume purchasing levels, estimated returns, allowances for defective products, markdowns and other sales allowances for customer promotions. A small portion of our revenue related to training and subscriptions is deferred and recognized as revenue over a period of one to 18 months. We deferred less than 1% of net sales in 2005, 2004 and 2003.

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

We provide estimated allowances for product returns, chargebacks, promotions and defectives on product sales in the same period that we record the related revenue. We estimate our allowances by utilizing historical information for existing products. For new products, we estimate our allowances for product returns on specific terms for product returns and our experience with similar products. We continually assess our historical experience and adjust our allowances as appropriate, and consider other known factors. If actual product returns, chargebacks, promotions and defective products are greater than our estimates, additional allowances may be required. Historically, our estimated allowances for accounts receivables, returns, chargebacks, promotions and defectives have been adequate to cover actual charges.

We disclose our allowances for doubtful accounts on the face of the balance sheet. Our other receivable allowances include allowances for product returns, chargebacks, defective products and promotional markdowns. These other allowances totaled $44.4 million and $45.8 million at December 31, 2005 and 2004 respectively. The decrease in other receivable allowances was primarily due to lower allowance for price corrections, offset by higher promotional allowances. These allowances are recorded as reductions of gross accounts receivable.

Inventory Valuation

Inventories are stated at the lower of cost, on a first-in, first-out basis, or market value. Our estimate of an allowance for slow-moving, excess and obsolete inventories is based on our management’s review of on hand inventories compared to their estimated future usage, demand for our products, anticipated product selling prices and products planned for discontinuation. If actual future usage, demand for our products and anticipated product selling prices are less favorable than those projected by our management, additional inventory write-downs may be required. Management monitors these estimates on a quarterly basis. When considered necessary, management makes additional adjustments to reduce inventory to its net realizable value, with corresponding increases to cost of goods sold. Allowances for excess and obsolete inventory were $24.2 million and $17.4 million in 2005 and 2004, respectively, and are recorded as a reduction of gross inventories.

Valuation of work-in-process inventory is an estimation of our liability for products in production at the end of each fiscal period. This estimation is based upon normal production lead-times for products we have scheduled to receive in subsequent periods, plus a valuation of products we specifically know are either completed or delayed in production beyond the normal lead-time flow. To the extent that actual work-in-process differs from the Company’s estimates, inventory and accounts payable may need to be adjusted.

Intangible Assets

Intangible assets includes the excess purchase price over the cost of net assets acquired, or goodwill. Goodwill arose from our September 23, 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, and our acquisition of substantially all the assets of Explore Technologies on July 22, 1998. Our intangible assets had a net balance of $27.6 million and $29.5 million at December 31, 2005 and 2004, respectively and is allocated to our U.S. Consumer segment Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and other intangibles with indefinite lives are tested for impairment at least annually. At December 31, 2005 and 2004, we had $19.5 million of goodwill and other intangible assets with indefinite lives. We tested our goodwill and other intangible assets with indefinite lives for impairment during the fourth quarter by comparing their carrying values to their estimated fair values. As a result of this assessment, we determined that no adjustments were necessary to the stated values.

Intangible assets with other than indefinite lives include patents, trademarks and licenses, one of which is a ten-year technology license agreement entered into in January 2004 to jointly develop and customize our optical scanning technology. The determination of related useful lives and whether the intangible assets are impaired involves significant judgment. Changes in strategy or market conditions could significantly impact these judgments and require that adjustments be recorded to asset balances. We review intangible assets, as well as other long-lived assets, for impairment at least annually or whenever events or circumstances indicate that the carrying value may not be fully recoverable.

Stock-Based Compensation

Our stock-based compensation programs include stock awards, restricted stock units, performance-based equity awards and employee and non-employee stock options. For stock awards and restricted stock units, the market value of the awards at the time of grant is recorded in “Deferred Compensation” and is amortized to compensation expense on a straight-line basis over the vesting period. The vesting periods are generally three and four years, respectively. The costs of performance-based equity awards are accrued based on achieving pre-established financial measures. Stock-based compensation arrangements to non-employees are accounted for using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms. We also grant stock options to certain of our employees for a fixed number of shares with an exercise price generally equal to the fair value of the shares on the date of grant. We use the intrinsic value method to account for stock options. Accordingly, compensation expense is only recorded for those stock option grants whose exercise price is less than the fair value of the shares on the date of the grant.

We recorded $11.7 million and $1.5 million in 2005 and 2004, respectively, of deferred compensation for new awards under our stock-based compensation programs. We recognized $2.7 million, $2.1 million and $2.2 million of expense for stock-based compensation in 2005, 2004 and 2003, respectively.

Income Taxes

We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

Our financial statements include sufficient accruals for probable future assessments that may result from the examination of federal, state or international tax returns. Our tax accruals, tax provision, deferred tax assets or income tax liabilities may be adjusted if there are changes in circumstances, such as changes in tax law, tax audits or other factors, which may cause management to revise its estimates. The amounts ultimately paid on any probable future assessments may differ from the amounts accrued and may result in an increase or reduction to the effective tax rate in the year of resolution.

Results of Operations

The following table sets forth selected information concerning our results of operations as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	57.0	59.5	50.0

Gross profit	43.0	40.5	50.0
Operating expenses:
Selling, general and administrative	19.4	18.9	13.5
Research and development	8.1	9.5	8.5
Advertising	10.8	13.0	10.8
Depreciation and amortization	1.6	1.2	1.1

Total operating expenses	39.9	42.6	33.9

Income (loss) from operations	3.1	(2.2)	16.1
Interest and other income, net	0.4	0.2	0.9

Income (loss) before provision for income taxes	3.5	(1.9)	17.0
(Benefit) provision for income taxes	1.0	(0.9)	6.3

Net income (loss)	2.5%	(1.0)%	10.7%

Twelve Months Ended December 31, 2005 Compared To Twelve Months Ended December 31, 2004

Net Sales

Net sales increased by $9.5 million, or 1.5%, from $640.3 million in 2004 to $649.8 million in 2005. On a constant currency basis, which assumes that foreign currency exchange rates were the same in 2005 as 2004, total company net sales increased 1.5% from 2004 to 2005.

Net sales for each segment and its percentage of total company net sales were as follows:

	Year Ended December 31,
	2005		2004		Change
Segment	$(1)	% of Total Company Net Sales	$(1)	% of Total Company Net Sales	$(1)%
U.S. Consumer	$478.3	74%	$431.9	67%	$46.4	11%
International	131.2	20%	153.2	24%	(22.0)	(14)%
Education and Training	40.3	6%	55.2	9%	(14.9)	(27)%

Total Company	$649.8	100%	$640.3	100%	$9.5	1.5%

(1)	In millions.

U.S. Consumer. Our U.S. Consumer segment’s net sales increased by $46.4 million, or 11%, from $431.9 million in 2004 to $478.3 million in 2005. In our U.S. Consumer segment, net sales of platform, software and stand-alone products in dollars and as a percentage of the segment’s total net sales were as follows:

	Net Sales				% of Total
	Year Ended December 31,		Change		Year Ended December 31,
	2005(1)	2004(1)	$(1)%		2005	2004
Platform	$196.2	$173.7	$22.5	13.1%	41.0%	40.2%
Software	145.7	128.9	16.8	13.1%	30.5%	29.9%
Stand-alone	136.4	129.3	7.1	5.6%	28.5%	29.9%

Total U.S. Consumer Net Sales	$478.3	$431.9	$46.4	10.8%	100%	100%

(1)	In millions.

The net sales increase in this segment year-over-year was primarily a result of the following factors:

•	Introduction of our FLY Pentop Computer and related software and accessories, which began shipping to retail customers in the third quarter of 2005 for our October 2005 product launch.

•	Introduction of our Leapster L-MAX system in the third quarter which added to the increased demand for our screen-based platforms and related software products. In total sales of our screen-based products more than doubled.

•	Higher demand for our stand-alone products, specifically for our Fridge Phonics and Alphabet Pal products.

These factors were partially offset by continued decline in sales of our LeapPad family of products.

International. Our International segment’s net sales decreased by $22.0 million, or 14%, from $153.2 million in 2004 to $131.2 million in 2005. On a constant currency basis, net sales decreased 14% from 2004 to 2005.

The net sales decrease in our International segment was primarily due to a significant decrease in our United Kingdom and Canadian markets. Factors driving this decline were:

•	Lower demand for our LeapPad family of products.

•	Weak sales forecasting and inventory production planning processes, which caused a few key items to be out of stock in the third and fourth quarters of 2005, resulting in lost sales.

•	Increased competition in our screen-based platforms.

These negative factors were partially offset by sales growth in Mexico, Spain and France.

Education and Training. Our Education and Training segment’s net sales decreased by $14.9 million, or 27.0% from $55.2 million in 2004 to $40.3 million in 2005. Our Education and Training segment’s net sales decline was primarily a result of the following factors:

•	Transition in management and attrition of key sales personnel due to an investigation related to a transaction in a large school district.

•	Lengthened sales cycle as we pursue orders involving larger installations which require additional district and some state level approvals.

•	Release of federal funds to districts later in 2005 compared to 2004 in several key states.

By the end of 2005, we completed installation of a new leadership team, including a new SchoolHouse division president, vice president of marketing and vice president of sales. In addition we have replaced approximately 40% of our direct sales force.

Gross Profit

The gross profit in dollars for each segment and the related gross profit percentage of segment net sales were as follows:

	Year Ended December 31,
	2005		2004		Change
Segment	$(1)	% of Segment’s Net Sales	$(1)	% of Segment’s Net Sales	$(1)%
U.S. Consumer	$193.8	40.5%	$158.4	36.7%	$35.4	22%
International	59.5	45.3%	65.6	42.8%	(6.1)	(9)%
Education and Training	26.3	65.3%	35.1	63.5%	(8.7)	(25)%

Total Company	$279.6	43.0%	$259.0	40.5%	$20.6	8%

(1)	In millions.

U.S. Consumer. The 3.8 percentage point increase in our U.S. Consumer segment’s gross profit percentage year-over-year was primarily the result of the following:

•	Shipments to retail customers in the third and fourth quarters of our FLY Pentop Computer and related software and accessories, which have relatively strong margins.

•	Reduced sales allowances in 2005 compared to 2004 when customers received allowances to offset operational issues encountered during the start up of our new distribution facility in the third quarter of 2004.

•	Lower freight costs in 2005 compared to 2004 when costs were incrementally higher due to the use of air freight to address certain transition issues into our Fontana warehouse in the third quarter.

•	Lower expense for excess and obsolete inventory compared to 2004 when we had higher expense primarily related to raw materials at the factories and slow moving products.

These factors were partially offset by increased sales throughout 2005 of our screen-based platforms, which have lower margins, and price reductions on our older platforms.

International. The 2.5 percentage point increase in our International segment’s gross profit percentage year-over-year was primarily due to favorable product mix and lower freight, warehouse and royalty expenses.

Education and Training. The 1.8 percentage point increase in our Education and Training segment’s gross profit percentage year-over-year was primarily due to favorable product mix and lower freight, warehouse and amortization of content and video expenses.

Selling, General and Administrative Expenses

The selling, general and administrative expenses in dollars for each segment and the related percentage of our total net sales were as follows:

	Year Ended December 31,
	2005		2004		Change
Segment	$(1)	% of Total Segment’s Net Sales	$(1)	% of Total Segment’s Net Sales	$(1)%
U.S. Consumer	$90.0	18.8%	$82.9	19.2%	$7.0	9%
International	14.7	11.2%	17.1	11.2%	(2.4)	(14)%
Education and Training	21.5	53.4%	20.8	37.6%	0.8	4%

Total Company	$126.2	19.4%	$120.8	18.9%	$5.4	5%

(1)	In millions.

We record all indirect expenses in our U.S. Consumer segment and do not allocate these expenses to our International and Education and Training segments.

The $5.4 million increase year-over-year in selling, general and administrative expenses was primarily due to the following factors affecting our U.S. Consumer segment:

•	Higher legal expense of approximately $3.2 million primarily attributable to enforcing our patents.

•	External support costs of approximately $2.8 million primarily related to process improvements within our supply chain operation.

•	Higher employee costs resulting from restructuring related charges from our LeapFrog realignment plan announced during the first quarter of 2005. During 2005, we incurred approximately $2.5 million of expense due to the workforce reduction.

•	Higher consulting and auditing fees of $2.2 million, which primarily include expenses resulting from compliance with the Sarbanes-Oxley Act internal control requirements.

These factors were partially offset by our cost containment efforts, especially in the U.S. Consumer and International segments.

Research and Development Expenses

The research and development expenses in dollars for each segment and the related percentage of our total net sales were as follows:

	Year Ended December 31,
	2005		2004		Change
Segment	$(1)	% of Total Segment’s Net Sales	$(1)	% of Total Segment’s Net Sales	$(1)%
U.S. Consumer	$46.3	9.7%	$54.3	12.6%	$(8.0)	(15)%
International	2.7	2.0%	3.7	2.4%	(1.1)	(29)%
Education and Training	3.4	8.5%	3.0	5.4%	0.4	15%

Total Company	$52.4	8.1%	$61.0	9.5%	$(8.6)	(14)%

(1)	In millions.

We classify research and development expenses into two categories, product development and content development. Product development expense reflects the costs related to the conceptual design, engineering and testing stages of our platforms and stand-alone products. Content development expense reflects the costs related to the conceptual, design and testing stages of our software and books. These expenses were as follows:

	Year Ended December 31,
	2005		2004		Change
	$(1)	% of Net Sales	$(1)	% of Net Sales	$(1)%

Content development	$26.1	4.0%	$32.0	5.0%	$(5.9)	(18)%
Product development	26.3	4.0%	29.0	4.5%	(2.7)	(9)%

Research and development	$52.4	8.1%	$61.0	9.5%	$(8.6)	(14)%

(1)	In millions.

The $8.6 million decrease in year-over-year spending for research and development was primarily due to decreased spending in our U.S. Consumer segment for our FLY Pentop Computer platform.

Advertising Expense

The advertising expenses in dollars for each segment and the related percentage of our total net sales were as follows:

	Year Ended December 31,
	2005		2004		Change
Segment	$(1)	% of Total Segment’s Net Sales	$(1)	% of Total Segment’s Net Sales	$(1)%
U.S. Consumer	$52.5	11.0%	$63.2	14.6%	$(10.7)	(17)%
International	17.0	13.0%	19.6	12.8%	(2.6)	(13)%
Education and Training	0.5	1.1%	0.4	0.7%	0.1	25%

Total Company	$70.0	10.8%	$83.2	13.0%	$(13.2)	(16)%

(1)	In millions.

The $13.2 million decrease in year-over-year advertising expense was primarily related to:

•	Cost containment efforts.

•	Reduced spending in our U.S. Consumer segment on in-store display units and merchandising, and the elimination of our mail-order catalog costs.

Depreciation and Amortization Expenses (excluding depreciation of tooling and amortization of content development costs, which are included in cost of sales)

Depreciation and amortization expenses increased year-over-year by $2.2 million, or 27%, from $8.0 million in 2004, to $10.1 million in 2005. As a percentage of net sales, depreciation and amortization expense increased from 1.2% in 2004 to 1.6% in 2005. The increase in depreciation and amortization expense was primarily due to higher depreciation expense for computers, capitalized software and leasehold improvements.

Income (Loss) From Operations

Income (loss) from operations in dollars and the related percentage of segment net sales were as follows:

	Year Ended December 31,
	2005		2004		Change
Segment	$(1)	% of Segment’s Net Sales	$(1)	% of Segment’s Net Sales	$(1)%
U.S. Consumer	$(4.9)	(1.0)%	$(49.8)	(11.5)%	$44.9	90%
International	24.9	19.0%	24.9	16.3%	0.0	0%
Education and Training	0.9	2.3%	10.9	19.8%	(10.0)	(92)%

Total Company	$20.9	3.2%	$(14.0)	(2.2)%	$34.9

(1)	In millions.

We record indirect expenses in our U.S. Consumer segment and do not allocate these expenses to our International and Education and Training segments.

U.S. Consumer. The lower year-over-year loss from operations in our U.S. Consumer segment was primarily due to higher sales and stronger gross margins, as well as lower operating expenses.

International. The year-over-year operating income increase in our International segment was primarily due to lower operating expenses, partially offset by reduced sales.

Education and Training. The year-over-year operating income decrease in our Education and Training segment was due to lower sales and higher operating expenses, primarily due to increased headcount in 2005 compared to 2004.

Other

Net Interest Income and Other (Expense) Income, net. Net interest income increased by $1.7 million from $1.7 million in 2004 to $3.4 million in 2005. This increase was due to higher interest rates in 2005 on invested balances.

Tax Rate. Our effective tax rate for the year ended December 31, 2005 is 26.5% as compared to 47.6% in 2004. The change in effective tax rate was due to the mix of United States and international pre-tax income in 2005 as compared to 2004, higher research and development tax credits in 2005 and higher exempt interest income in 2005, partially offset by reduced benefits from our international sourcing operations in 2005. In 2005, we reported a pre-tax loss from our United States operations of $1,297 and a pre-tax income from our international operations of $25,094. In 2004, we reported a pre-tax loss from United States operations of $13,514 and a pre-tax income from our international operations of $1,057. In the event we are unable to generate sufficient income or implement effective tax planning strategies, we would not be able to realize the benefit of our deferred tax assets, such as these tax credits, and our effective tax rate would increase.

Net Income (Loss)

Net income (loss) improved by $24.0 million from a loss of $6.5 million in 2004 to income of $17.5 million in 2005 due to increased net sales, lower operating expenses and higher interest income. As a percentage of net sales, net income increased from a loss of 1.0% in 2004 to a gain of 2.5% in 2005.

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

U.S. Consumer. Our U.S. Consumer segment’s net sales decreased by $114.1 or 21% from $546.0 million in 2003 to $431.9 million in 2004. In our U.S. Consumer segment, net sales of platform, software and stand-alone products in dollars and as a percentage of the segment’s total net sales were as follows:

	Net Sales				% of Total
	Year Ended December 31,		Change		Year Ended December 31,
	2004(1)	2003(1)	$(1)%		2004	2003
Platform	$173.7	$232.9	$(59.2)	(25)%	40.2%	42.7%
Software	128.9	175.9	(47.0)	(27)%	29.9%	32.2%
Stand-alone	129.3	137.2	(7.9)	(6)%	29.9%	25.1%

Total U.S. Consumer Net Sales	$431.9	$546.0	$(114.1)	(21)%	100.0%	100.0%

(1)	In millions.

The net sales decrease in this segment year-over-year was primarily a result of the following factors:

•	Lower sales of our more established platforms and related software, primarily the Classic LeapPad system, and to a lesser extent, our My First LeapPad and Quantum LeapPad systems. This was partially offset by higher sales of Leapster and LittleTouch LeapPad platforms and software.

•	Retailers were reluctant to take on additional inventory and were lowering their inventory levels throughout 2004. We estimate that retailers reduced their inventory levels of our products by approximately $30 million, based on wholesale prices, by the end of 2004 from year end 2003 levels.

•	Price reductions on some of our LeapPad family of platforms and higher sales allowances.

•	Weaker holiday toy sales in the United States.

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

Despite the large increase in sales in our International segment in 2004, we experienced a slowdown in LeapPad platform sales by our major customers in Canada and the United Kingdom during the fourth quarter of 2004. This trend indicated that LeapPad platform sales are maturing in these countries.

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

U.S. Consumer. The 12.0 percentage point decrease in our U.S. Consumer segment’s gross profit percentage year-over-year was primarily the result of the following:

•	Lower sales of products that carried a relatively high margin, such as LeapPad software and hardware, offset by growing sales in new, lower margin products, such as the Leapster product line. We were seeking to build a large base of installed Leapster platform users that would lead to the sale of higher margin Leapster software. We estimated that the impact of this unfavorable product mix contributed to a five percentage point decline in the gross profit percentage in 2004 versus 2003.

•	Higher charges for excess and obsolete inventory of $14.6 million over 2003. Inventory reserves increased due to obsolete and defective inventory comprised of raw materials and discontinued finished goods. The increase in reserves was due, at least in part, to significantly lower sales in the fourth quarter versus expectation for products to be discontinued in 2005. The increase in excess and obsolete inventories resulted in three percentage points of the decline in gross profit percentage in 2004 versus 2003.

•	Higher fixed expenses, in dollars and as a percentage of net sales, including higher warehousing and freight resulting from higher inventory levels, and higher depreciation of capitalized tooling expenses resulting from tooling write-offs associated with discontinued products. Increased expenses were primarily attributed to operating inefficiencies incurred at our new distribution facility in Fontana, California. We estimated that these expenses contributed two percentage points of the decline in gross profit percentage in 2004 versus 2003.

•	Price reductions on our established platforms, primarily our Classic LeapPad, which was implemented to drive future sales of these platforms and their related software products. We estimated that these price reductions resulted in one percentage point of the decline in gross profit percentage in 2004.

•	Higher sales allowances granted to customers due to operational issues encountered during the start up of our new distribution facility. We estimated that these allowances resulted in one percentage point of the decline in gross profit percentage in 2004.

International. The 10.4 percentage point decrease in our International segment’s gross profit percentage year-over-year was primarily due to:

•	A higher percentage of sales derived from lower margin platforms.

•	Larger mix of lower margin sales to distributors as compared to higher-margin sales direct to retailers.

•	Higher fixed expenses, including warehousing and freight expenses resulting from higher levels of inventory.

Education and Training. The three percentage point increase in our Education and Training segment’s gross profit percentage year-over-year was primarily due to better net sales leverage achieved as the segment’s fixed expenses represent a lower percentage of those sales, partially offset by lower margin ancillary services sold in conjunction with the LeapTrack learning system.

Selling, General and Administrative Expenses

The selling, general and administrative expenses in dollars for each segment and the related percentage of our total net sales were as follows:

	Year Ended December 31,
	2004		2003		Change
Segment	$(1)	% of Segment’s Net Sales	$(1)	% of Segment’s Net Sales	$(1)%
U.S. Consumer	$82.9	19.2%	$64.4	11.8%	$18.6	29%
International	17.1	11.2%	10.9	11.3%	6.2	57%
Education and Training	20.8	37.6%	16.3	43.6%	4.4	27%

Total Company	$120.8	18.9%	$91.6	13.5%	$29.2	32%

(1)	In millions.

U.S. Consumer. The dollar increase in selling, general and administrative expenses for our U.S. Consumer segment was primarily due to:

•	Higher employee and employee-related expenses of $3.3 million due to increased headcount.

•	Expense of approximately $3.1 million related to the startup of our new distribution center.

•	Higher legal expenses of $6.4 million primarily related to pending litigation.

•	Higher outside professional expenses of approximately $1.7 million related to the implementation of the internal control requirements of the Sarbanes-Oxley Act.

International. The dollar increase in selling, general and administrative expenses for our International segment was primarily due to:

•	Higher compensation and related employee expenses, including sales commissions, in Europe of $2.3 million resulting primarily from increased headcount.

•	Increased marketing related expenses of $1.5 million.

Education and Training. The dollar increase in selling, general and administrative expenses for our Education and Training segment was primarily due to:

•	Higher compensation and related employee expenses of $3.0 million resulting from expansion of the sales force.

•	Increased marketing related expenses of $ 1.4 million to support the segment’s expansion.

Research and Development Expenses

The research and development expenses in dollars for each segment and the related percentage of our total net sales were as follows:

	Year Ended December 31,
	2004		2003		Change
Segment	$(1)	% of Segment’s Net Sales	$(1)	% of Segment’s Net Sales	$(1)%
U.S. Consumer	$54.3	12.6%	$49.1	9.0%	$5.2	11%
International	3.7	2.4%	3.7	3.8%	—	—
Education and Training	3.0	5.4%	4.9	13.0%	(1.9)	(39)%

Total Company	$61.0	9.5%	$57.6	8.5%	$3.4	6%

(1)	In millions.

Research and development expenses, which we classify into two categories, product development and content development, were as follows:

	Year Ended December 31,
	2004		2003		Change
	$(1)	% of Total Net Sales	$(1)	% of Total Net Sales	$(1)%
Content development	$32.0	5.0%	$31.0	4.6%	$1.0	3%
Product development	29.0	4.5%	26.6	3.9%	2.4	9%

Research and development	$61.0	9.5%	$57.6	8.5%	$3.4	6%

(1)	In millions.

The increase in research and development expenses was due primarily to an increase in research and development spending in our U.S. Consumer segment of $5.2 million, primarily due to the development of our new FLY Pentop Computer platform, Leapster software and the production of new video titles. This increase was partially offset by a decrease in our Education and Training segment primarily due to the timing of the update of the current generation of platforms.

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

The increase in advertising expense was primarily related to increases in cooperative advertising of $3.9 million, television advertising of $3.1 million, and catalog expenses of $2.2 million as follows:

•	Higher cooperative advertising costs in Canada and the United Kingdom with our major retailers.

•	Higher television advertising primarily in the United Kingdom and Canada, and to a lesser extent, in the United States.

•	Higher spending related to the printing and distribution of our consumer and SchoolHouse catalogs.

Depreciation and Amortization Expenses (excluding depreciation of tooling and amortization of content development costs, which are included in cost of sales)

Depreciation and amortization expenses increased by $0.3 million, or 3%, from $7.7 million in 2003, to $8.0 million in 2004. As a percentage of net sales, depreciation and amortization expense increased from 1.1% in 2003 to 1.2% in 2004.

The increase in the depreciation and amortization expense primarily resulted from:

•	Higher depreciation expense for computers and software.

•	Increased amortization of intangible assets primarily related to a technology license purchased in 2004.

•	Lower amortization of website development expenses. Our original website design and development was fully amortized in August 2003.

Income (Loss) From Operations

Income (loss) from operations in dollars and the related percentage of segment net sales were as follows:

	Year Ended December 31,
	2004		2003		Change
Segment	$(1)	% of Segment’s Net Sales	$(1)	% of Segment’s Net Sales	$(1)%
U.S. Consumer	$(49.9)	(11.5)%	$83.2	15.2%	$(133.1)	(160)%
International	24.9	16.3%	26.4	27.4%	(1.5)	(46)%
Education and Training	10.9	19.8%	(0.2)	(0.5)%	11.1	NM

Total Company	$(14.0)	(2.2)%	$109.5	16.1%	$(123.4)	(113)%

(1)	In millions.

We record indirect expenses in our U.S. Consumer segment and do not allocate these expenses to our International and Education and Training segments.

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

Other

Net Interest Income and Other (Expense) Income, net. Net interest income and Other income (expense), net decreased by $4.8 million from income of $4.7 million in 2003 to expense of 0.2 million in 2004, primarily due to the following factors:

•	A cash settlement we received in the first quarter of 2003 from Benesse Corporation, one of our primary distributors in Japan, for the early termination of a two-year sales agreement; and

•	Gains in 2003 from fluctuation of foreign currency exchange rates. As discussed in the notes to our financial statements, in January 2004 we implemented a foreign exchange hedging program that is designed to minimize the impact of currency exchange rate movements on remeasurable balance sheet items.

This was partially offset by higher net interest income resulting from our larger average cash balances and higher interest rates on invested balances.

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

Seasonality and Quarterly Results of Operations

LeapFrog’s business is highly seasonal, with our retail customers making a large percentage of all purchases in preparation for the traditional holiday season. Our business, being subject to these significant seasonal fluctuations, generally realizes the majority of our net sales and all of our net income during the third and fourth calendar quarters. These seasonal purchasing patterns and production lead times cause risk to our business associated with the under-production of popular items and over-production of items that do not match consumer demand. In addition we have seen our customers managing their inventories more stringently, requiring us to ship products closer to the time they expect to sell to consumers, increasing our risk to meet the demand for specific products at peak demand times, or adversely impacting our own inventory levels by the need to pre-build products to meet the demand.

For more information, see “Item 1A.—Risk Factors—Our business is seasonal, and therefore our annual operating results depend, in large part, on sales relating to the brief holiday season” and “—If we do not maintain sufficient inventory levels or if we are unable to deliver our product to our customers in sufficient quantities, or if our or our retailers’ inventory levels are too high, our operating results will be adversely affected.”

The following table sets forth unaudited quarterly statements of operations information for 2005 and 2004. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown. Given the low sales volumes in the first half of the calendar year, and the relatively fixed nature of our operating expenses, historically, we have been profitable in our third and fourth quarters and unprofitable in our first and second quarters. We expect that we will continue to incur losses during the first and second quarters of each year for the foreseeable future. In addition, we were unprofitable in the fourth quarter of 2004, due to higher sales allowances, higher operating expenses and higher expense for excess and obsolete inventory. Because of the seasonality of our business and other factors, results for any interim period are not necessarily indicative of the results that may be achieved for the full fiscal year.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(In thousands, except per share data)
2005
Net sales	$71,859	$87,066	$242,820	$248,012	$649,757
Cost of sales	44,087	49,274	134,108	142,652	370,121

Gross profit	27,772	37,792	108,712	105,360	279,636
Operating expenses:
Selling, general and administrative	33,209	29,013	32,739	31,226	126,187
Research and development	14,739	14,580	13,958	9,063	52,340
Advertising	6,493	6,949	13,045	43,527	70,014
Depreciation and amortization	2,430	2,361	2,385	2,966	10,142

Total operating expenses	56,871	52,903	62,127	86,782	258,683

Income (loss) from operations	(29,099)	(15,111)	46,585	18,578	20,953
Other items	904	1,238	692	10	2, 844

Income (loss) before benefit (provision) for income taxes	(28,195)	(13,873)	47,277	18,588	23,797
Benefit (provision) for income taxes	8,316	4,092	(14,492)	(4,213)	(6,297)

Net income (loss)	$(19,879)	$(9,781)	$32,785	$14,375	$17,500

Net income (loss) per common share:
Basic	$(0.32)	$(0.16)	$0.53	$0.23	$0.28
Diluted	$(0.32)	$(0.16)	$0.52	$0.23	$0.28

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(In thousands, except per share data)
2004
Net sales	$71,632	$80,814	$231,094	$256,749	$640,289
Cost of sales	39,684	44,347	137,541	159,672	381,244

Gross profit	31,948	36,467	93,553	97,077	259,045
Operating expenses:
Selling, general and administrative	26,769	27,378	29,971	36,692	120,810
Research and development	13,946	13,469	15,242	18,340	60,997
Advertising	8,686	5,540	15,659	53,378	83,263
Depreciation and amortization	1,793	1,743	2,042	2,380	7,958

Total operating expenses	51,194	48,130	62,914	110,790	273,028

Income (loss) from operations	(19,246)	(11,663)	30,639	(13,713)	(13,983)
Other items	1,259	427	38	(198)	1,526

Income (loss) before benefit (provision) for income taxes	(17,987)	(11,236)	30,677	(13,911)	(12,457)
Benefit (provision) for income taxes	6,164	3,829	(10,444)	6,380	5,929

Net income (loss)	$(11,823)	$(7,407)	$20,233	$(7,531)	$(6,528)

Net income (loss) per common share:
Basic	$(0.20)	$(0.12)	$0.34	$(0.12)	$(0.11)
Diluted	$(0.20)	$(0.12)	$0.33	$(0.12)	$(0.11)

During the first quarter of 2005, net loss increased by $8.1 million compared to the same period of 2004, primarily due to a reduction of $4.2 million in gross profit. Gross profit declined primarily due to an unfavorable product mix and higher warehousing expenses. In addition, selling and administrative expenses increased by $6.4 million, partially offset by a $2.2 million decrease in advertising The increase in selling and administrative expenses was primarily due to increases in legal expense attributable to enforcing our patents, increase in consulting and auditing fees and restructuring related charges associated with our realignment plan.

During the second quarter, net loss increased from $7.4 million in 2004 to $9.8 million in 2005. The higher loss was due to lower gross margins resulting from unfavorable segment mix, higher research and development caused by more spending on our new generation of Leapster software titles and additional content for our FLY Pentop Computer, combined with higher advertising expenses associated with our U.S. Consumer segment’s summer television campaign. These factors were partially offset by higher sales.

During the third quarter of 2005, net income increased by $12.6 million compared to the same period of 2004, and was primarily due to an increase in gross profit of $15.2 million, due to both higher sales and gross margins. Higher sales were due to the launch of Leapster L-MAX in the U.S. Consumer segment and shipments to retailers of our FLY Pentop Computer in the third quarter. A favorable product mix, including higher sales of software and lower freight costs compared to the same period in 2004 drove the improved gross margins. In addition, research and development decreased by $1.3 million and advertising decreased by $2.6 million which were partially offset by a $2.8 million increase in selling, general and administrative expenses.

During the fourth quarter, net income improved from a loss of $7.5 million in 2004 to income of $14.4 million in 2005, and was primarily due to an increase of $8.3 million in gross profit and a decrease of $24.0 million in operating expenses. The increase in gross profit was due to reduced sales allowances in 2005 compared to 2004, when customers received allowances to offset operational issues encountered during the start-up of our new distribution facility in the third quarter of 2004, and lower expense for excess and obsolete inventory compared to the same period of 2004. We recorded a charge for excess and obsolete inventory of $9.6 million in 2005 compared to $14.6 million in 2004. The decrease in operating expenses was primarily due to a $5.5 million decrease in selling, general and administrative expenses directly related to lower compensation and employee expenses, a $9.3 million decrease in research and development mainly due to reduced expenses relative to 2004 for our FLY Pentop Computer platform and related content, and a $9.9 million decrease in advertising primarily due to discontinued U.S. Consumer catalogs and cost containment efforts.

Liquidity and Capital Resources

LeapFrog’s primary sources of liquidity in 2005 and 2004 have been:

•	Net cash flows used in operating activities: Increases in net working capital which were partially offset by net income in 2005 and non-cash charges.

•	Net cash flows provided by investing activities: Net proceeds from sales and purchases of investments totaling $16.7 million and $26.7 million in 2005 and 2004, respectively.

•	Net cash flows provided by financing activities: Proceeds from the exercise of employee stock options and the employee stock purchase plan of $10.6 million and $13.0 million in 2005 and 2004, respectively.

Cash and related balances are:

	December 31,
	2005(1)	2004(1)	Change(1)
Cash and cash equivalents	$48.4	$60.6	$(12.2)
Short-term investments	23.7	28.2	(4.5)

Total	$72.1	$88.8	$(16.7)

% of total assets	12%	16%

Restricted Cash
Short-term	$0.2	$8.4	$(8.2)

Long-term investments	$—	$3.7	$(3.7)

(1)	In millions.

Financial Condition

We believe our current cash and short-term investments, anticipated cash flow from operations, and future seasonal borrowings, if any, will be sufficient to meet our working capital and capital requirements through at least the end of 2006.

Effective September 14, 2005, we terminated our $50 million unsecured senior credit facility entered into in 2002. On November 8, 2005 we entered into a $75 million asset-based revolving credit facility with Bank of America. Availability under this agreement was $74.85 million as of December 31, 2005. The borrowing availability varies according to the levels of our accounts receivable, inventory and cash and investment securities deposited in secured accounts with the administrative agent or other lenders. Subject to the level of this borrowing base, we may make and repay borrowings from time to time until the maturity of the facility. The interest rate for our revolving credit facility is initially for LIBOR rate loans, 1.75% over the LIBOR rate (as defined in the credit agreement) or, for base rate loans, 0.0% over the Bank of America prime rate. After six months the interest rate will vary based on utilization. The revolving credit facility contains a fixed charge coverage ratio which becomes effective starting February 28, 2006. The ratio is measured only if certain availability thresholds are not met. We are required to maintain a ratio of at least 1.0 to 1.0 when the covenant is required to be tested. The maturity date of the facility is November 8, 2010, at which time all borrowings under the facility must be repaid. We may make voluntary prepayments of borrowings at any time. We must pay an early termination fee of 1% or 0.5% if the facility is terminated prior to November 8, 2006 and November 8, 2007, respectively.

The revolving credit facility contains customary events of default, including payment failures; failure to comply with covenants; failure to satisfy other obligations under the credit agreements or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; material judgments; change in control provisions and the invalidity of the guaranty or security agreements. The cross-default provision applies if a default occurs on other indebtedness in excess of $5.0 million and the applicable grace period in respect of the indebtedness has expired, such that the lender of, or trustee for, the defaulted indebtedness has the right to accelerate. If an event of default occurs, the lenders may terminate their commitments, declare immediately all borrowings under the credit facility as due and foreclose on the collateral.

We estimate that our capital expenditures for 2006 will be similar to prior years. In 2005 and 2004, capital expenditures were $16.7 million and $20.5 million, respectively. The capital expenditures will be primarily for manufacturing tool purchases for use in the production of both existing and new products and purchases related to the upgrading of our information technology capabilities.

Cash and cash equivalents combined with short-term investments declined $16.7 million from 2004 to 2005. The decline was primarily caused by increases in inventory of $37.9 million and accounts receivable of $28.3 million, partially offset by $10.3 million of cash provided from financing activities due to the exercise of stock options and employee stock plan purchases.

Cash and cash equivalents decreased by $12.2 million in 2005. The change in cash and cash equivalents is as follows:

	December 31,
	2005(1)	2004(1)	2003(1)
Net cash (used in) provided by operating activities	$(24.7)	$0.1	$26.8
Net cash provided by (used in) investing activities	0.0	(0.1)	(76.2)
Net cash provided by financing activities	10.3	13.0	30.6
Effect of exchange rate changes on cash	2.3	2.2	0.7

Decrease in cash and cash equivalents	$(12.1)	$15.2	$(18.1)

(1)	In millions.

Our cash flow is very seasonal and the vast majority of our sales historically occur in the last two quarters of the year as retailers expand inventories for the holiday selling season. Our accounts receivable balances are generally the highest in the last two months of the fourth quarter, and payments are not due until the first quarter of the following year. The following table shows quarterly cash flows from operating activities data that illustrate the seasonality of our business.

	Cash Flow From Operating Activities
	2005 (1)	2004 (1)	2003 (1)
1st Quarter	$90.6	$108.3	$50.1
2nd Quarter	65.3	(31.8)	(1.4)
3rd Quarter	(20.6)	(48.5)	(34.0)
4th Quarter	(110.6)	(27.9)	12.1

Total	$(24.7)	$0.1	$26.8

(1)	In millions.

Operating activities

Net cash used in operating activities was $24.7 million in 2005. In 2004, net cash provided by operating activities was $0.1 million and $26.8 million in 2003. The $24.4 million decrease in net cash provided by operating activities from 2004 to 2005 was primarily due to the following factors:

•	Timing of collection of our accounts receivable, including the amounts in accounts receivable from certain contract manufacturers for raw materials transferred under our turnkey arrangements described in “Item 1.—Business.—Manufacturing, Logistics and Other Operations.”

•	Higher inventory levels than in the previous year.

•	Timing of accounts payable payments.

These factors were partially offset by net income of $17.5 million in 2005 compared to a loss of $6.5 million in 2004.

Working Capital—Major Components

Accounts receivable

Gross accounts receivable increased to $259.1 million at December 31, 2005 from $230.7 million at December 31, 2004. Allowances for doubtful accounts decreased to $1.3 million at December 31, 2005 from $2.5 million at December 31, 2004. As a percentage of gross accounts receivable, allowances for doubtful accounts decreased to 0.5% at December 31, 2005 from 1.1% at December 31, 2004. The decrease in the allowance for doubtful accounts was primarily due to the reduction in customer claims because of improved logistics and operational procedures in our U.S. Consumer segment. Our days-sales outstanding, or DSO, at December 31, 2005 was 93.3 days compared to 80.0 days at December 31, 2004. The increase in our gross accounts receivable balance was primarily due to the transition to “turnkey” manufacturing. At December 31, 2005, accounts receivables and DSO reflected $30.0 million of accounts receivable for raw materials sold to contract manufacturers.

Inventory

Inventory increased to $169.1 million at December 31, 2005 from $131.2 million at December 31, 2004. Inventories consisted of the following:

	December 31,
	2005 (1)	2004 (1)	Change (1)
Raw materials	$32.0	$40.1	$(8.1)
Work in process	11.2	6.1	5.1
Finished goods	150.6	103.1	47.5
Reserves	(24.7)	(18.1)	(6.6)

Inventories, net	$169.1	$131.2	$37.9

(1)	In millions.

The $37.9 million increase in our net inventory balance is primarily related to:

•	Major challenges in adjusting production flow to changes in shipment levels on a timely basis. Production was based on significantly higher forecasted sales volumes than those actually achieved.

•	Significant operational difficulties associated with inventory planning and logistics in our international markets.

Phase II of our Oracle 11i enterprise resource planning implementation should assist in improving these processes.

These factors were partially offset by a $6.7 million increase in allowances for shrinkage and obsolete and excess inventory. The transition to a turnkey mode of operations reduced raw materials by $30.0 million. Going forward, we expect our turnkey operations, as well as other changes in our supply change operations, to reduce but not eliminate, our raw material and work-in-progress balances.

Prepaid expenses and other current assets

Prepaid expenses and other current assets increased by $8.0 million at December 31, 2005, from $13.3 million at December 31, 2004. The increase was primarily due to the payment of advances against royalties.

Deferred income taxes

Deferred tax assets relate primarily to net operating loss, tax credit carryforwards and expenses not yet deductible for tax purposes. We recorded current deferred tax assets of $10.7 million and $25.0 million, and non-current deferred tax assets of $16.6 million and $6.6 million at December 31, 2005 and 2004, respectively. Current deferred tax assets decreased due to the receipt of a tax refund of $8.5 million in the fourth quarter of 2005. Long-term deferred tax assets increased due to additional research and development credits available to be carried forward in future periods.

Accounts payable

Accounts payable increased to $74.3 million at December 31, 2005 from $62.8 million at December 31, 2004. The $11.5 million increase in accounts payable was primarily due to the growth of our business and the increase in inventory levels in the fourth quarter of 2005 compared to the same period in 2004.

Accrued liabilities

Accrued liabilities decreased to $43.8 million at December 31, 2005 from $53.9 million at December 31, 2004. The $10.1 million decrease in accrued liabilities was primarily due to a $3.7 million decrease in accrued advertising and promotions expense, a $2.8 million decrease in research and development costs, and a $1.9 million decrease in accrued manufacturing costs.

Income taxes payable

Income taxes payable was $1.8 million at December 31, 2005 and $1.2 million at December 31, 2004. Substantially all of our income tax payments are made in December and March due to the seasonality of our business. In 2005, $1.4 million in income tax payments were made compared to $2.1 million in 2004. In 2005 and 2004, income tax payments were primarily related to our international operations.

Long-term liabilities

Long-term liabilities increased to $19.2 million at December 31, 2005 from $7.0 million at December 31, 2004. The $12.2 million increase was primarily due to changes in estimates of our income tax liability based on our assessment of relevant current and future conditions. Long term liabilities include deferred rent, which primarily related to rent escalations at our corporate headquarters in Emeryville, California, and was $1,449 and $1,275 at December 31, 2005 and 2004, respectively. We account for rent expense on a straight line basis over the term of the lease.

Investing activities

Net cash provided by investing activities was less than $0.1 million in 2005, compared to net cash used in investing activities of $0.1 million 2004. The primary components of net cash used in investing activities for 2005 compared to 2004 were:

•	Net sales and purchases of short- and long-term investments of $16.7 million in 2005 compared with net sales and purchases of investments of $26.7 million in 2004.

•	Purchases of property and equipment of $16.7 million in 2005, primarily related to our supply chain initiatives and manufacturing tools. In 2004, we used $20.5 million for purchases of property and equipment related primarily to computers and software and manufacturing tools.

Financing activities

Net cash provided by financing activities was $10.3 million in 2005 compared to $13.0 million for the same period in 2004. The primary component of cash provided by financing activities in both years were proceeds received from the exercise of stock options and purchases of our common stock pursuant to our employee stock purchase plan.

Contractual Obligations

We conduct our corporate operations from leased facilities and rent some equipment under operating leases. Generally, these have initial lease periods of three to twelve years and contain provisions for renewal options of five years at market rates. The following table summarizes our outstanding long-term contractual obligations at December 31, 2005.

	Payments Due by Period
	Total (1)	Less Than 1 Year (1)	1-3 Years (1)	4-5 Years (1)	More Than 5 Years (1)
Operating leases	$43.3	$7.8	$17.1	$4.9	$13.5
Royalty guarantees	3.7	3.7	—	—	—
Capital leases	1.2	0.6	0.6	—	—

Total	$48.2	$12.1	$17.7	$4.9	$13.5

(1)	In millions.

At December 31, 2005, we had outstanding letters of credit of $0.2 million which were cash collateralized under our 2005 credit facility with Bank of America. At December 31, 2004, outstanding letters of credit were $13.6 million of which $5.2 million was secured by our 2002 credit facility and $8.4 million was cash collateralized. At December 31, 2005, we had $74.9 million of unused lines of credit available. In addition, we had commitments to purchase inventory totaling $39.1 million at December 31, 2005.

In August 2005, we entered into a capital lease agreement for a new enterprise resource planning (ERP) system, Oracle 11i. The total commitment of the lease, which expires on December 31, 2007, is $1.6 million. At December 31, 2005, $1.2 million in outstanding commitments related to this lease was recorded on the balance sheet, $0.6 million of which was recorded in “Long-term liabilities” and the remaining balance was recorded in “Accrued liabilities.” The estimated annual payments for this lease are approximately $0.6 million for each of 2006 and 2007, respectively.

In March 2005, we amended our lease agreement for our corporate offices in Emeryville, California to extend the term of the lease from January 31, 2006 to March 31, 2016. The minimum lease obligations under the amended lease agreement are $20.0 million.

In March 2004, we entered into a lease for a distribution center located in Fontana, California. The lease is for a building with approximately 600,000 square feet and has a term that expires in December 2010. Our minimum lease obligations over the term of the lease are $13.9 million.

In January 2004, we entered into a ten-year technology license agreement with a foreign company to jointly develop and customize our respective technologies to be combined in a platform and related licensed products. The agreement called for contractual payments of $6.0 million in license fees in 2004, included in intangible assets on the balance sheet, and $11.0 million in advance royalties. Advance royalties of $8.5 million were paid in 2005 and are included in prepaid expenses and other assets on the balance sheet.

Related Party Transactions

We are reporting the following related party transactions that involve Knowledge Universe, LLC and Lawrence J. Ellison, as we were a subsidiary of Knowledge Universe in 2002 and through April 2003. From April 2003 through April 2004, Lawrence J. Ellison and entities controlled by him, Michael R. Milken, Lowell J. Milken and Knowledge Universe (which is controlled by Messrs. M. Milken, L. Milken and L. Ellison) and its affiliates owned a majority of our voting shares. From April 2004, we have been a subsidiary of Mollusk Holdings, LLC, an entity controlled by Lawrence J. Ellison, which owns a majority of our voting shares. In April 2004, Knowledge Universe, LLC changed its name to “KU LLC” and in October 2004, KU LLC changed its name to “Krest LLC.”

In August 2005, we entered into a software capital lease agreement for a new enterprise resource planning (ERP) system, Oracle 11i. The total commitment of the lease, which expires on December 31, 2007 is $1.6 million. At December 31, 2005, we had remaining liability of $1.2 million related to this lease, of which $0.6 million was included in the “Long-term liabilities” section of the balance sheet and the remaining balance was included in “Accrued liabilities.” The estimated annual payments for this lease are $0.6 million for each of 2006 and 2007, respectively, and the interest rate is 3.0%. In 2004 and 2003, we purchased software products and support services from Oracle Corporation totaling $0.4 million and $0.6 million, respectively. As of December 31, 2005, Lawrence J. Ellison, the Chairman and Chief Executive Office of Oracle Corporation, may be deemed to have or share the power to direct the voting and disposition, and therefore to have beneficial ownership of approximately 16.6 million shares of our Class B common stock, which represents approximately 53% of the combined voting power of our Class A common stock and Class B common stock. Jeffrey Berg, a former member of our board of directors who resigned in February 2005, serves on the board of directors of Oracle Corporation.

In 2005, we purchased data storage and related software from Pillar Data Systems, Inc., totaling $0.2 million. Steven B. Fink, the Chairman of our board of directors, also serves as the Chairman of the board of directors of Pillar Data Systems, Inc.

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

In March 2001, we entered into an agreement with Knowledge Kids Network, in which Knowledge Kids Network, an affiliate of Krest LLC, agreed to develop content and provide technical services in connection with LeapPad interactive books. We incurred no expenses in 2005 and 2004, and in 2003, we incurred expenses of $0.1 million for services from Knowledge Kids Network. In June 2004, we entered into an asset purchase agreement with and purchased certain assets from Knowledge Kids Network and its wholly-owned subsidiary Kids and Family Edge LLC for a total purchase price of $0.3 million. We purchased the assets in order to obtain the contents of a children’s website developed by Knowledge Kids Network and to benefit from a contract giving us online advertising impressions.

In July 2002, we entered into a tax sharing agreement with Knowledge Universe, Inc., a Krest LLC affiliate, with respect to certain state tax matters. In accordance with the agreement, we were required to pay Knowledge Universe, Inc. amounts equal to what our liability would have been as a stand-alone taxpayer in 2002 and prior years. In the course of preparing the state income tax returns for 2003, it was determined that we were no longer a part of a unitary group with Knowledge Universe, Inc. for the entire year of 2003. The liabilities computed under the tax sharing agreement were $0 in 2005, 2004, and 2003. We are currently in dispute with Knowledge Universe, Inc. relating to the settlement of certain amounts under the tax sharing agreement. We are claiming a refund of $0.6 million in overpaid state taxes from Knowledge Universe, Inc. while Knowledge Universe, Inc. is claiming approximately $1.2 million for payment of tax attributes that were allocated to it under state tax law. We have not accrued any amounts for these items.

Affinity Squared, Inc., an affiliate of Krest LLC, provided health and welfare plan administration services to us. In 2005, Affinity Squared, Inc. did not provide services to us. In 2004 and 2003, we incurred $0.1 million and $0.2 million, respectively, for services provided by Affinity Squared, Inc.

The law firm of Maron & Sandler served as our primary outside general counsel from August 1997 through July 2002. As of December 2004, they no longer provided us with legal services and are no longer our transfer agent for our Class B common stock. Stanley E. Maron, a member of our board of directors, is a partner of Maron & Sandler. In 2004 and 2003, we paid Maron & Sandler $9,000 and $5,000, respectively, for legal services.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board, FASB, issued Statement of Financial Accounting Standards, SFAS, No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”), which supersedes Accounting Principles Bulletin, APB, Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS 123R. SFAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method. Further, it eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB 25, and as allowed under the original provisions of SFAS 123. SFAS 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. SFAS 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. This statement also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reflected as financing cash inflows rather than operating cash inflows. The adoption of SFAS 123R will change our accounting for employee stock option grants. Our accounting for non-employee stock options, stock awards and restricted stock units is unchanged. The adoption of SFAS 123R is estimated to result in a compensation charge for fiscal year 2006 of approximately $1.7 million based on current stock options grants outstanding.

In November 2004, the FASB, issued SFAS No. 151, “Inventory Costs,” or SFAS 151. SFAS 151 clarifies the accounting for unusual amounts of idle facility expense, freight handling costs and waste material (spoilage). The statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, the statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this standard to have any material impact on our results of operations.

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

Beginning in the first quarter of 2004, we began managing our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program was to minimize the foreign currency exchange gain or loss reported in our financial statements. The net foreign currency exchange gain for 2005, 2004 and 2003 was approximately $0.1, $1.9 and $2.8 million, respectively.

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts that were outstanding as of December 31, 2005 follows:

Currency	Average Forward Exchange Rate	Notional Amount	Fair Value(1)
British Pound	1.76200	10,342,212	$445,711
Euro	1.20080	8,632,000	146,392
Canadian Dollar	1.16240	31,302,434	(13,874)
Mexican Peso	10.75850	73,812,000	(82,412)

Total			$495,817

(1)	In U.S. dollars.

Cash equivalents and short-term investments are presented at fair value on our balance sheets. We invest our excess cash in accordance with our investment policy. At December 31, 2005 and December 31, 2004, our cash was invested primarily in money market funds, municipal auction rate securities and auction preferred securities. Any adverse changes in interest rates or securities prices may decrease the value of our short-term investments and operating results.

We are exposed to market risk from changes in interest rates on our outstanding cash and cash equivalents, investments and bank debt. On our cash equivalents and investments we are exposed to changes in interest rates, particularly short-term interest rates. On our debt, the level of the company’s actual average monthly borrowings determines the interest rates we pay on borrowings. The interest rate will be between prime and prime plus 0.50% or LIBOR plus 1.75% and LIBOR plus 2.50%. Prime rate is the rate publicly announced by Bank of America as its prime rate. The interest cost of our bank debt is affected by changes in either prime rate or LIBOR. We had no outstanding debt at December 31, 2005 and December 31, 2004.

Item 8. Financial Statements and Supplementary Data.

See “Index to Consolidated Financial Statements” at page 62 below.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Attached as exhibits to this Form 10-K, there are “Certifications” of our Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, or the Rule 13a-14(a) Certifications. This Controls and Procedures section of the annual report includes the information concerning the controls evaluation referred to in the Rule 13a-14(a) Certifications and it should be read in conjunction with the Rule 13a-14(a) Certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, or disclosure controls. This controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer or CEO and Chief Financial Officer or CFO. Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this report. In the course of the controls evaluation, we reviewed identified data errors and control problems and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our CEO and CFO, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K.

Based upon the controls evaluation, our CEO and CFO have concluded that, as a result of the matters discussed below with respect to our internal control over financial reporting, our disclosure controls as of December 31, 2005, were not effective.

Management’s Report on Internal Control over Financial Reporting

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

Management assessed our internal control over financial reporting as of December 31, 2005, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

An internal control material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Based on management’s assessment of our internal control over financial reporting as of December 31, 2005, we have identified the following material weakness in our internal control over financial reporting:

During the process of preparing our 2005 financial statements, a number of post-closing adjustments were identified and recorded. These adjustments were not detected by our system of internal controls and affected several financial statement accounts including cash, accounts receivable, inventory, prepaid expenses and accrued liabilities. We have determined that at December 31, 2005, our internal controls related to the review and analysis of account reconciliations did not operate as designed, primarily because key people in our finance organization had only recently joined the company and were not completely familiar with our policies and procedures.

Because of the material weakness described in the preceding paragraph, our management believes that, as of December 31, 2005, our internal control over financial reporting was not effective based on the COSO criteria.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting, which is included below.

Remediation Actions to Address 2005 Internal Control Weakness

Management believes that actions that we have taken since December 31, 2005 and additional actions that will be taken in 2006, will address the material weakness in our internal control over financial reporting noted above. Some of these remediation actions are discussed below.

We have taken or plan to take the following actions:

•	Continue to identify and hire appropriate personnel with accounting experience commensurate with responsibilities.

•	Clearly define roles and responsibilities throughout the accounting/finance organization.

•	Enhance the review process and increase structured communication with our international finance controllers, including bi-weekly calls to discuss accounting and operational issues and timely review of operating results and financial statements.

•	Increase emphasis on receiving timely and accurate international data in order to facilitate a more effective monthly close process.

•	Implement process improvements to support timely reconciliation of all major balance sheet accounts on a monthly basis.

•	Work with the information technology organization to ensure that accounting/finance staff has appropriate training in Oracle 11i applications.

•	Work with LeapFrog’s information technology staff to ensure that adequate information for reviewing transactions posted by users with conflicting access is sufficient to detect inconsistent or unusual activity.

•	Planned ERP supply chain systems upgrade by the third quarter of 2006.

•	Continued strengthening of personnel through training of existing staff and recruitment of seasoned professionals to supplement existing staff.

•	Increase utilization of systems to strengthen and automate primary controls.

•	Improved processes and procedures to manage oversight of control activities.

•	Rationalize the number of primary manual controls and increase reliance on automated controls.

•	Implement regular, structured meetings between U.S. management and international controllers to review operating results and financial condition.

Completed Remediation Actions to Address 2004 Internal Control Weaknesses

Actions Taken During the Year Ended December 31, 2005

In relation to the material weaknesses reported as of December 31, 2004 in the areas of revenue and accounts receivable, information technology, and cost of goods sold and inventory, we took the following actions during the year ended December 31, 2005:

Revenue and Accounts Receivable

Conflicting system access rights and resulting inadequate segregation of duties were resolved through restriction of system access, and/or the implementation of an additional approval of manual transactions.

Automated controls were applied to information technology systems to limit and restrict the ability of system users to enter, change and view data within the system, and to track and provide a detailed history of changes to selected elements of the data.

Automated reports were developed, enabling the implementation of a detective control which includes a manual review of transactions completed by users.

Staffing was significantly increased and upgraded through the addition of a new Vice President, Controller; Vice President, Investor Relations and Treasurer; Senior Director of Supply Chain Finance; Assistant Controller; School House Division Controller; Director of Compliance and others.

Control enhancements were developed to validate proper title transfer and revenue recognition through detailed review of shipping documents for orders shipped up to two weeks before the end of each quarter. We also developed and implemented a robust checklist and close calendar to facilitate consistent and timely completion of close activities.

Information Technology

Staff capabilities were improved with the addition of a new Chief Information Officer, Senior Director Global Network Operations and Senior Director of Information Technology. A comprehensive information technology system strategy has been developed and is aligned with our overall business strategy.

We upgraded our ERP system capabilities resulting in improved information quality, increased automation of controls and improved segregation of duty controls in both financial and operational activities. Automated systems were also installed to enhance our ability to identify and monitor segregation of duties controls within our business.

Information technology department processes have been established, documented and enforced to ensure system initiatives, including upgrades, patches and problem fixes, are appropriately prioritized, approved, documented and reported.

Cost of Goods Sold and Inventory

Staffing capabilities were improved with the addition of a new Senior Vice President of Supply Chain and Operations, Vice President of Supply Chain Planning and a Senior Director of Supply Chain Finance.

Corporate ERP systems have been upgraded and redesigned to confirm the proper, necessary and appropriate levels and breadth of access and control to functional areas of our systems. Additionally, software controls were applied to the existing ERP systems to enforce appropriate segregation of duties.

The process for review and approval of inventory reconciliations was strengthened, and a variance analysis process was implemented.

Inherent Limitations on Effectiveness of Controls

LeapFrog’s management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The discussion above under “Remediation Actions to Address 2005 Internal Control Weaknesses” describes a number of changes we have initiated since December 31, 2005, as well as other changes that we plan to implement in 2006, that we believe will materially improve our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LeapFrog Enterprises, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that LeapFrog Enterprises, Inc., (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment and described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LeapFrog Enterprises, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

During management’s process of preparing the 2005 financial statements, a number of post closing adjustments were identified and recorded. These adjustments were not detected by the Company’s system of internal controls and affected several financial statement accounts including cash, accounts receivable, inventory, prepaid expenses and accrued liabilities. Management has determined that at December 31, 2005, the internal controls related to the review and analysis of account reconciliations did not operate as designed, primarily because key people in the Company’s finance organization had only recently joined the Company and were not completely familiar with its policies and procedures.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated February 28, 2006 on those financial statements.

In our opinion, management’s assessment that LeapFrog Enterprises, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, LeapFrog Enterprises, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO control criteria.

/s/ Ernst & Young LLP

San Francisco, California

February 28, 2006

Item 9B. Other Information.

None

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive proxy statement relating to our 2006 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Form 10-K as our 2006 Proxy Statement, no later than April 30, 2006, and certain information to be included in this our 2006 Proxy Statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

The information regarding Directors and Executive Officers appearing under the heading “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2006 Proxy Statement is incorporated by reference. The information under the heading “Executive Officers of the Registrant” in Item 1 of this Form 10-K is also incorporated by reference in this section.

In April 2004, our Board of Directors adopted the LeapFrog Code of Business Conduct and Ethics which applies to all of our employees and directors, including our Chief Executive Officer, Chief Financial Officer, who is our principal financial officer, and our Vice President and Controller, who is our principal accounting officer. The text of this code of ethics is posted in the corporate governance section of our website located at www.LeapFroginvestor.com. To date, there have been no waivers under our Code of Business Conduct and Ethics. We will disclose any reportable waivers, if and when granted, of our Code of Business Conduct and Ethics in the corporate governance section of our website located at www.LeapFroginvestor.com.

On June 30, 2005, we filed with the NYSE the Annual CEO Certification regarding LeapFrog’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual. In addition, we are filing as exhibits to this annual report, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.

Item 11. Executive Compensation

The information appearing under the headings “Compensation of Directors,” “Executive Compensation,” “Employment Agreements,” and “Compensation Committee Interlocks and Insider Participation” in the 2006 Proxy Statement is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in our 2006 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference.

Equity Compensation Plan Information

The following table shows certain information concerning our Class A common stock to be issued in connection with our equity compensation plans as of December 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, awards, warrants and rights (a)(1)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(1)
Equity compensation plans approved by security holders	6,806	(2)	$16.34	4,864	(3)
Equity compensation plans not approved by security holders	—		—	—

TOTAL	6,806		$16.34	4,864

(1)	In thousands.

(2)	Includes 315 performance based stock awards granted under our 2002 Equity Incentive Plan, which may be issued if certain performance measures are met. Currently none of the awards are vested.

(3)	Includes 1,558 shares reserved for issuance under our 2002 Employee Stock Purchase Plan.

For a discussion of our equity compensation plans, see “Note 16. Stockholders’ Equity” in the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.

Item 13. Certain Relationships and Related Transactions

The information appearing in our 2006 Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated by reference.

Item 14. Principal Accountant Fees and Services

The information appearing in our 2006 Proxy Statement under the heading “Independent Registered Public Accounting Firm Fee Information” is incorporated by reference.

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

Date: March 7, 2006

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

Signatures	Title	Date

/s/ THOMAS J. KALINSKE Thomas J. Kalinske	Chief Executive Officer (Principal Executive Officer) and Director	March 7, 2006

/s/ WILLIAM B. CHIASSON William B. Chiasson	Chief Financial Officer (Principal Financial Officer)	March 7, 2006

/s/ KAREN LUEY Karen Luey	Vice President, Controller and Principal Accounting Officer	March 7, 2006

/s/ STEVEN B. FINK Steven B. Fink	Chairman and Director	March 7, 2006

/s/ PAUL A. RIOUX Paul A. Rioux	Vice Chairman and Director	March 7, 2006

/s/ STANLEY E. MARON Stanley E. Maron	Director	March 7, 2006

/s/ E. STANTON MCKEE, JR. E. Stanton McKee, Jr.	Director	March 7, 2006

Signatures	Title	Date

/s/ DAVID C. NAGEL David C. Nagel	Director	March 7, 2006

/s/ JEFFREY G. KATZ Jeffrey G. Katz	Director	March 7, 2006

/s/ CADEN WANG Caden Wang	Director	March 7, 2006

/s/ RALPH R. SMITH Ralph R. Smith	Director	March 7, 2006

Appendix A

Schedule II - Valuation and Qualifying Accounts and Allowances

(In thousands)

	Balance at Beginning of Year	Additions (Reductions) Charged to Operations		Net Deductions	Balance at End of Year
Allowance for doubtful accounts receivable
Year ended December 31, 2003	983	742	(a)	105	1,620
Year ended December 31, 2004	1,620	3,225	(b)	2,326	2,519
Year ended December 31, 2005	2,519	(123	) (c)	1,068	1,328

Allowance for excess and obsolete inventory
Year ended December 31, 2003	5,352	41		2,096	3,297
Year ended December 31, 2004	3,297	14,634	(d)	577	17,354
Year ended December 31, 2005	17,354	9,608	(d)	2,809	24,153

(a)	Increase in allowance primarily due to a provision made for a customer that filed Chapter 11 bankruptcy.

(b)	Increase in allowance primarily due to initial and additional provisions made for one retailer and one distributor in financial distress.

(c)	Reduction to the allowance was due to significant reduction in estimated chargebacks to our U.S. Consumer Segment.

(d)	Excess and obsolete inventory allowance was increased due to obsolete and defective inventory of raw materials and discontinued finished goods. The increase in allowance was due, at least in part, to lower sales in the fourth quarter versus expectation.

A-1

LEAPFROG ENTERPRISES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

LeapFrog Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of LeapFrog Enterprises, Inc. (the “Company”), as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule for the three years in the period ended December 31, 2005 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LeapFrog Enterprises, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LeapFrog Enterprises, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

San Francisco, California

February 28, 2006

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$48,422	$60,559
Short-term investments	23,650	28,188
Restricted cash	150	8,418
Accounts receivable, net of allowances of $1,328 and $2,519 at December 31, 2005 and 2004, respectively	257,747	228,187
Inventories, net	169,072	131,189
Prepaid expenses and other current assets	21,319	13,321
Deferred income taxes	10,715	25,009

Total current assets	531,075	494,871
Property and equipment, net	23,817	24,807
Deferred income taxes	16,588	6,633
Intangible assets, net	27,574	29,496
Other assets	6,775	3,987

Total assets	$605,829	$559,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,329	$62,811
Accrued liabilities	43,811	53,868
Deferred revenue	414	364
Income taxes payable	1,781	1,218

Total current liabilities	120,335	118,261

Long-term liabilities	19,171	7,033
Commitments and contingencies
Stockholders’ equity:
Class A common stock, par value $0.0001; 139,500 shares authorized; shares issued and outstanding: 34,853 and 33,415 at December 31, 2005 and 2004, respectively	3	3
Class B common stock, par value $0.0001; 40,500 shares authorized; 27,614 shares issued and outstanding at December 31, 2005 and 2004, respectively	3	3
Treasury stock	(148)	—
Additional paid-in capital	342,595	318,796
Deferred compensation	(9,855)	(2,000)
Accumulated other comprehensive income	925	2,398
Retained earnings	132,800	115,300

Total stockholders’ equity	466,323	434,500

Total liabilities and stockholders’ equity	$605,829	$559,794

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Net sales	$649,757	$640,289	$680,012
Cost of sales	370,121	381,244	339,868

Gross profit	279,636	259,045	340,144
Operating expenses:
Selling, general and administrative	126,187	120,810	91,619
Research and development	52,340	60,997	57,605
Advertising	70,014	83,263	73,765
Depreciation and amortization	10,142	7,958	7,697

Total operating expenses	258,683	273,028	230,686

Income (loss) from operations	20,953	(13,983)	109,458
Interest expense	(68)	(15)	(10)
Interest income	3,366	1,717	1,191
Other (expense) income, net	(454)	(176)	4,656

Income (loss) before income taxes	23,797	(12,457)	115,295
Provision (benefit) for income taxes	6,297	(5,929)	42,620

Net income (loss)	$17,500	$(6,528)	$72,675

Net income (loss) per common share:
Basic	$0.28	$(0.11)	$1.27
Diluted	$0.28	$(0.11)	$1.20
Shares used in calculating net income (loss) per common share:
Basic	61,781	59,976	57,246
Diluted	62,329	59,976	60,548

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Deferred Compen- sation	Notes Receivable from Stockholders	Accumu- lated Other Comprehen- sive (Loss)/ Income	Retained Earnings (Accumu- lated Deficit)	Total Stock- holders’ Equity
Balances at December 31, 2002	$2	$4	$—	$227,020	$(4,922)	$(2,624)	$165	$49,153	$268,798
Amortization of deferred compensation	—	—	—	—	2,203	—	—		2,203
Deferred compensation	—	—	—	127	(127)	—	—	—	—
Reversal of deferred compensation due to employee termination	—	—	—	(354)	354	—	—	—	—
Repayments of notes receivable from stockholders	—	—	—	—	—	2,624	—	—	2,624
Class A common stock issued upon exercise of stock option and employee purchase plan (4,777 shares)	—	—	—	27,960	—	—	—	—	27,960
Issuance of stock options to nonemployees	—	—	—	1,093	—	—	—	—	1,093
Tax benefit of stock option exercises and other	—	—	—	39,130	—	—	—	—	39,130
Conversion of Class B to Class A shares (10,796 shares)	1	(1)	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	72,675	72,675
Cumulative translation adjustment	—	—	—	—	—	—	663	—	663

Total comprehensive income	—	—	—	—	—	—	—	—	73,338

Balances at December 31, 2003	3	3	—	294,976	(2,492)	—	828	122,828	415,146
Amortization of deferred compensation	—	—	—	—	1,691	—	—	—	1,691
Deferred compensation	—	—	—	1,523	(1,523)	—	—	—	—
Reversal of deferred compensation due to employee termination	—	—	—	(324)	324	—	—	—	—
Class A common stock issued upon exercise of stock option and employee purchase plan (1,759 shares)	—	—	—	13,016	—	—	—	—	13,016
Issuance of stock options to nonemployees	—	—	—	426	—	—	—	—	426
Tax benefit of stock option exercises and other	—	—	—	9,179	—	—	—	—	9,179
Conversion of Class B to Class A shares (269 shares)	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	—	(6,528)	(6,528)
Cumulative translation adjustment	—	—	—	—	—	—	1,570	—	1,570

Total comprehensive income	—	—	—	—	—	—	—	—	(4,958)

Balances at December 31, 2004	3	3	—	318,796	(2,000)	—	2,398	115,300	434,500
Amortization of deferred compensation	—	—	—	—	2,642	—	—	—	2,642
Deferred compensation	—	—	—	11,692	(11,692)	—	—	—	—
Reversal of deferred compensation due to employee termination	—	—	—	(1,195)	1,195	—	—	—	—
Class A common stock issued upon exercise of stock option and employee purchase plan (1,421 shares).	—	—	—	10,597	—	—	—	—	10,597
Issuance of stock options to nonemployees	—	—	—	43	—	—	—	—	43
Tax benefit of stock option exercises	—	—	—	2,662	—	—	—	—	2,662
Treasury stock	—	—	(148)	—	—	—	—	—	(148)
Comprehensive income:	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	17,500	17,500
Cumulative translation adjustment	—	—	—	—	—	—	(1,473)	—	(1,473)

Total comprehensive income	—	—	—	—	—	—	—	—	16,027

Balances at December 31, 2005	$3	$3	$(148)	$342,595	$(9,855)	$—	$925	$132,800	$466,323

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Net (loss) income	$17,500	$(6,528)	$72,675
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	17,579	16,186	15,481
Amortization of intangibles	1,923	1,872	1,144
Unrealized foreign exchange gain	(3,733)	(5,029)	—
Loss on disposal of property and equipment	78	141	21
Loss on sale of investment with related party	—	—	19
Allowance for accounts receivable	(123)	3,225	742
Deferred income taxes	4,339	(19,252)	5,177
Long-term liabilities	12,138	727	22
Deferred revenue	50	(1,053)	(1,589)
Amortization of deferred compensation	2,642	1,691	2,203
Stock option compensation related to nonemployees	43	426	1,093
Tax benefit from exercise of stock options and other	2,662	9,179	39,130
Amortization of investment premium	17	192	142
Other changes in operating assets and liabilities:
Accounts receivable	(29,437)	52,445	(112,864)
Inventories	(37,883)	(38,488)	(6,437)
Prepaid expenses and other current assets	(7,998)	(3,172)	(4,305)
Notes receivable due from related parties	—	—	595
Other assets	(6,526)	801	(764)
Accounts payable	11,518	(23,667)	27,317
Accrued liabilities	(10,057)	8,736	4,101
Income taxes payable	563	1,668	(17,103)

Net cash (used in) provided by operating activities	(24,705)	100	26,800

Investing activities:
Purchases of property and equipment	(16,668)	(20,546)	(15,810)
Purchase of intangible assets	—	(6,320)	(3,000)
Purchases of short-term investments	(300,790)	(260,467)	(171,051)
Sale of investments	317,467	287,216	113,525
Sale of investment in related party	—	—	181

Net cash provided by (used in) investing activities	9	(117)	(76,155)

Financing activities:
Cash used to purchase treasury stock	(148)	—	—
Cash used to collateralize letter of credit	(150)	—	—
Proceeds from the payment of notes receivable from stockholders	—	—	2,624
Proceeds from the exercise of stock options and employee stock purchase plan	10,597	13,016	27,960

Net cash provided by financing activities	10,299	13,016	30,584

Effect of exchange rate changes on cash	2,260	2,241	663

Increase (decrease) in cash and cash equivalents	(12,137)	15,240	(18,108)
Cash and cash equivalents at beginning of period	60,559	45,319	63,427

Cash and cash equivalents at end of period	$48,422	$60,559	$45,319

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$1,433	$2,111	$15,716
Noncash investing and financing activities:
Issuance of restricted stock and stock awards to employees	$11,692	$1,523	$—
Assets acquired under capital leases	$1,192	$—	$—
Technology license payable	$—	$1,000	$—

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Based on voting control, the Company was a subsidiary of Knowledge Universe, LLC until April 2003, and from April 2004, and the Company was a subsidiary of Mollusk Holdings, LLC.

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

Revenue Recognition

The Company recognizes revenue when products are shipped and title passes to the customer provided that there are no significant post-delivery obligations to the customer and collection is reasonably assured. Net sales represent gross sales less negotiated price allowances based primarily on volume purchasing levels, estimated returns, allowances for defective products, markdowns, and other sales allowances for customer promotions.

Sales allowances may vary as a percentage of gross sales due to changes in the Company’s product mix, defective product allowances or other sales allowances. Sales returns and allowances were $117,226, $136,441 and $88,450 for the years ended December 31, 2005, 2004 and 2003, respectively. Actual amounts for returns and allowances may differ from the Company’s estimates.

Allowances for Accounts Receivable

The Company reduces accounts receivable by an allowance for amounts it believes will become uncollectible. This allowance is an estimate based primarily on management’s evaluation of the customer’s financial condition, past collection history and aging of the accounts receivable balances.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The Company also provides estimated allowances for product returns, chargebacks, promotions and defectives on product sales in the same period that it records the related revenue. The Company estimates allowances by utilizing historical information for existing products. For new products, the Company estimates allowances for product returns based on specific terms for product returns and its experience with similar products.

The Company discloses its allowances for doubtful accounts on the face of the balance sheet. Other receivable allowances include allowances for product returns, chargebacks, defective products and promotional markdowns. Other allowances totaled $44,415 at December 31, 2005 and $45,772 at December 31, 2004.

Shipping and Handling Costs

Costs to ship merchandise from the Company’s warehouse facilities to customers are recorded in cost of goods sold.

Content and Video Capitalization and Amortization

The Company capitalizes certain external costs related to the content development of its books. Amortization of these costs begins when books are initially released for sale and continues over a three-year life using the sum of the year’s digits method. In the years ended December 31, 2005, 2004, 2003, the Company capitalized $3,915, $1,965 and $1,662, respectively, and amortized $2,643, $3,261 and $3,604, respectively, of external content development costs. Capitalized content development is included in property and equipment, and the related amortization is included in cost of sales. During the year ended December 31, 2004, the Company wrote off a total of $928 of capitalized content and $862 of accumulated amortization related to titles not planned to be sold.

The Company capitalizes costs related to the production of home video in accordance with AICPA Statement of Accounting Position No. 00-2, “Accounting by Producers or Distributors of Film.” Video production costs are amortized based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources on an individual production basis. In the years ended December 31, 2005, 2004, 2003, the Company capitalized $213, $1,364 and $1,015 respectively, and amortized $1,038, $684 and $620 of video production costs, respectively. Capitalized video production cost is included in property and equipment, and the related amortization is included in cost of sales. During the year ended December 31, 2005, the Company wrote off capitalized video production costs totaling $379.

Advertising Expense

Production costs of commercials and programming are expensed when the production is first aired. The costs of advertising, in-store displays and promotion programs are expensed as incurred. Advertising costs associated with cooperative advertising are accrued as the related revenue is recognized. Prepaid advertising was $294 and $733 at December 31, 2005 and 2004, respectively.

Translation of Foreign Currencies

Assets, liabilities and results of the Company’s operations outside of the United States are recorded based on their functional currency. When included in these consolidated financial statements, the assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average of the monthly exchange rates that were in effect during the year. The resulting translation adjustments are included as a separate component of equity. Foreign currency transaction gains and losses are included in income as incurred.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Derivative Financial Instruments

The Company transacts business in various foreign currencies, primarily in the British Pound, Canadian Dollar, Euro and Mexican Pesos. In order to protect itself against reductions in the value and volatility of future cash flows caused by changes in currency exchange rates, the Company implemented a foreign exchange hedging program for its transaction exposure on January 9, 2004. The program utilizes foreign exchange forward contracts to enter into fair value hedges of foreign currency exposures of underlying non-functional currency monetary assets and liabilities that are subject to remeasurement. The exposures are generated primarily through intercompany sales in foreign currencies. The hedging program reduces, but does not always eliminate, the impact of the remeasurement of balance sheet items due to movements of currency exchange rates.

The Company does not use forward exchange hedging contracts for speculative or trading purposes. In accordance with SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities,” all forward contracts are carried on the balance sheet at fair value as assets or liabilities and the corresponding gains and losses are recognized immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. These gains and losses are included in “Other income (expense), net” on the statement of operations. The estimated fair values of the Company’s forward contracts are based on quoted market prices.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market funds.

Prior to December 31, 2004, the Company classified its auction rate securities as cash and cash equivalents because the securities were highly liquid and the periods between interest rate resets generally did not exceed 90 days. Prior to filing its annual report on Form 10-K for the year ended December 31, 2004, the Company determined that, pursuant to SFAS 95, “Statement of Cash Flows,” its auction rate securities cannot be classified as cash equivalents because their contractual maturities exceed 90 days. The Company classified its auction rate securities as of December 31, 2004 as short-term investments.

The Company also corrected the error in its 2003 financial statements by reclassifying $24.5 million of auction rate securities as of December 31, 2003, from cash and cash equivalents to short-term investments. As a result, the following table shows the amounts, as originally presented in the Company’s Form 10-K for the year ended December 31, 2003 and the corrected 2003 and 2002 amounts as presented in its Form 10-K for the year ended December 31, 2004. This reclassification had no effect on total current assets, stockholders’ equity, net income (loss), cash provided by operating activities, or on net income (loss) per share.

Correction of amounts relating to 2003	As Reported in		Difference
	2004 Form 10-K	2003 Form 10-K
Cash and cash equivalents	$45,319	$69,844	$(24,525)
Short-term investments	67,284	42,759	24,525
Cash used in investing activities	(76,155)	(59,030)	17,125
Decrease in cash and cash equivalents	(18,108)	(983)	(17,125)

Correction of amounts relating to 2002	As Reported in		Difference
	2004 Form 10-K	2003 Form 10-K
Cash used in investing activities	$(24,982)	$(17,582)	$7,400
Increase in cash and cash equivalents	55,158	62,558	(7,400)

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Investments

Short-term investments consist primarily of auction rate preferred securities and certificates. Interest rates on these securities reset at every auction date, generally every seven to ninety days, depending on the security or certificate. Although original maturities of these instruments are generally longer than one year, the Company has the right to sell these securities each auction date.

Long-term investments consist of municipal bonds with greater than one-year maturities. At December 31, 2005, the Company had no long-term investments. At December 31, 2004, the Company had long-term investments totaling $3,737, which are included in “Other assets” in the balance sheet. These securities were sold in 2005. The realized loss was $16.

The Company classifies all investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information. There were no unrealized gains or losses for the years ended 2005, 2004 and 2003. The cost of securities sold is based on the specific identification method.

Concentration of credit risk is managed by diversifying investments among a variety of high credit-quality issuers.

Inventories

Inventories are stated at the lower of cost, on a first-in, first-out basis, or market value. The estimate of allowances for slow-moving, excess and obsolete inventories is based on management’s review of on-hand inventories compared to their estimated future usage, demand for products, anticipated product selling prices and products planned for discontinuation. If actual future usage, demand for products and anticipated product selling prices are less favorable than those projected by Company’s management, additional inventory write-downs may be required. Management monitors these estimates on a quarterly basis. When considered necessary, management makes additional adjustments to reduce inventory to its net realizable value, with corresponding increases to cost of goods sold. Allowances for excess and obsolete inventory totaled $24,153 and $17,354 as of December 31, 2005 and 2004, respectively, and are recorded as reductions of gross inventories.

Valuation of work-in-process inventory is an estimation of the Company’s liability for products in production at the end of each fiscal period. This estimation is based upon normal production lead-times for products the Company has scheduled to receive in subsequent periods, plus a valuation of products it specifically knows are either completed or delayed in production beyond the normal lead-time flow. To the extent that actual work-in-process differs from the Company’s estimates, inventory and accounts payable may need to be adjusted.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is calculated using the straight-line method over the estimated useful life of the assets, generally two to five years, except for leasehold improvements, which are depreciated over the shorter of the estimated related useful life of the asset or the remaining term of the lease. Amortization of equipment under capital leases is included in depreciation expense.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Depreciation expense for manufacturing tools is included in cost of goods sold. During the years ended December 31, 2005 and 2004, the Company recorded accelerated depreciation of $559 and $785, respectively to write-off certain tooling that will not be used in future periods.

The Company capitalizes website development costs in accordance with Emerging Issues Task Force (“EITF”) No. 00-02, “Accounting for Website Development Costs.” The costs capitalized include those to develop or acquire and customize code for web applications, costs to develop HTML web pages or develop templates and costs to create initial graphics for the website that included the design or layout of each page. These costs are amortized on a straight-line basis over two years. In the years ended December 31, 2005 and 2004, the Company capitalized $1,167 and $822, respectively, and amortized $653 and $98, respectively, of website development costs.

Intangible Assets

Intangible assets include the excess of purchase price over the cost of net assets acquired (Goodwill). Goodwill arose from its September 23, 1997 acquisition of substantially all the assets and business of the Company’s predecessor, LeapFrog RBT, and its acquisition of substantially all the assets of Explore Technologies on July 22, 1998 and is allocated to the U.S. Consumer segment. Pursuant to the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill is tested for impairment at least annually. The Company determined no adjustments to the stated value of goodwill were necessary.

Intangible assets with other than indefinite lives include patents, trademarks and licenses, and are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 15 years. At December 31, 2005, the weighted average amortization period for these intangible assets was approximately 9 years. At December 31, 2005, the Company tested these intangible assets for impairment and determined that no significant adjustments to the stated values were necessary.

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

The tax provision includes sufficient accruals for probable future assessments that may result from the examination of federal, state or international tax returns. Tax accruals, tax provision, deferred tax assets or income tax liabilities may be adjusted if there are changes in circumstances, such as changes in tax law, tax audits or other factors, which may cause management to revise its estimates. The amounts ultimately paid on any probable future assessments may differ from the amounts accrued and may result in an increase or reduction to income tax expense (benefit) in the year of resolution.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and gains and losses on the translation of foreign currency denominated financial statements.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Stock-Based Compensation

The Company’s stock-based compensation programs include stock awards, restricted stock units, performance-based equity awards and employee and non-employee stock options. For stock awards and restricted stock units, the market value of the awards at the time of grant is recorded in “Deferred Compensation” and is amortized to compensation expense on a straight-line basis over the vesting period. The vesting periods are generally three and four years, respectively. The costs of performance-based share awards are accrued based on achieving pre-established financial measures. Stock-based compensation arrangements to non-employees are accounted for using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned. The Company also grants stock options to certain of its employees for a fixed number of shares with an exercise price generally equal to the fair value of the shares on the date of grant. The Company uses the intrinsic value method to account for stock options. Accordingly, compensation expense is only recorded for those stock option grants whose exercise price is less than the fair value of the shares on the date of the grant.

The Company recorded $11,692 and $1,523 in 2005 and 2004, respectively, in deferred compensation for new awards under its stock-based compensation programs. The Company recognized $2,685, $2,116 and $2,203 of expense for stock-based compensation during the years ended December 31, 2005, 2004 and 2003 respectively.

Effective June 1, 2005, the compensation committee of the board of directors unanimously approved the acceleration of the vesting of out-of-the-money, unvested stock options held by then-current employees. The acceleration only applied to those options with an exercise price of $17.43 per share or higher, and granted on or before October 1, 2004. The weighted average strike price of the accelerated options was $24.90 and the accelerated options represented 28.5% of then outstanding stock options. The closing price of Class A common stock on June 1, 2005 was $11.07 per share. The decision to accelerate vesting of these options was made to avoid recognizing the related compensation cost in the consolidated statement of income in future financial statements upon the effectiveness of SFAS 123R. As of June 1, 2005, the Company estimates that the maximum future pre-tax compensation expense that would have been recorded in the consolidated statement of operations and instead will not be recorded, based on the implementation date for SFAS 123R of January 1, 2006, is approximately $15.7 million. The impact of this acceleration is reflected in the pro forma footnote disclosure below.

For purposes of disclosures pursuant to SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the estimated fair value of options is amortized over the options’ vesting period. The proforma impact of the stock-based compensation determined under the fair value method, as presented below, has been changed for 2004 and 2003 to correct errors identified in the original calculations. This change resulted in an increase of $1,791 in proforma net loss for the year ended December 31, 2004 and a decrease of $1,933 in proforma net income for the year ended December 31, 2003.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts).

	Year Ended December 31,
	2005	2004	2003
Net income (loss) as reported	$17,500	$(6,528)	$72,675
Stock-based employee compensation expense included in reported net income, net of related tax effects	1,617	886	1,389
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(5,931)	(9,538)	(8,033)
Additional stock based compensation expenses provided by the acceleration of options, net of related tax effects	(11,636)	—	—

Pro forma net income (loss)	$1,550	$(15,180)	$66,031

Net income (loss) per common share as reported:
Basic	$0.28	$(0.11)	$1.27

Diluted	$0.28	$(0.11)	$1.20

Pro forma net income (loss) per common share:
Basic	$0.03	$(0.25)	$1.15

Diluted	$0.02	$(0.25)	$1.09

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Year Ended December 31,
	2005	2004	2003
Expected life (years)	4.0	4.0	4.0
Risk-free interest rate	4.0%	3.1%	2.5%
Volatility factor	39.38%	61.0%	68.7%
Dividend yield	0%	0%	0%

Option valuation models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

Prior to May 2, 2005, the Company used historic volatility in determining the value of the stock options. On May 2, 2005, the Chicago Board of Options Exchange began trading options on the Company’s stock. Since then, the Company has used the implied market volatility of the exchange-traded options to determine the value of options. As a result of the change, the volatility factor and resulting determined value of the Company’s stock options declined as compared to prior years.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The weighted-average fair value of options granted, which is the value assigned to the options under this disclosure policy for years ended December 31, 2005, 2004 and 2003 was $4.23, $10.86, and $15.66 per share, respectively.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, “Accounting Changes and Error Corrections”, (“SFAS 154”), which supersedes Accounting Principle Board, or APB, Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated results of operations and financial condition.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123R, “Accounting for Stock-based Compensation”, (“SFAS 123R”). SFAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method. Further, it eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB 25, and as allowed under the original provisions of SFAS 123. SFAS 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. SFAS 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS 123 or only to interim periods in the year of adoption.

On April 14, 2005, the Securities Exchange Commission, or SEC, announced that it would provide a phased-in implementation process for SFAS No. 123R, “Accounting for stock based compensation”. The SEC requires registrants that are not small business issuers to adopt SFAS 123R’s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company plans to implement this pronouncement for fiscal year 2006. This statement also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reflected as financing cash inflows rather than operating cash inflows. The adoption of SFAS No. 123R is estimated to result in a compensation charge for fiscal year 2006 of approximately $1.7 million based on current stock options outstanding.

In November 2004, the FASB issued Statement of Financial Accounting Standards Board No. 151, “Inventory Costs”, (“SFAS 51”). FAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and waste material (spoilage). The statement requires that those items be

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, the statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this standard to have any material impact on its results of operations.

3.	Fair Value of Financial Instruments

At December 31, 2005 and 2004, the carrying values of the Company’s financial instruments, including cash and cash equivalents, short-term and long-term investments, foreign exchange transactions, receivables, accounts payable and accrued liabilities, approximated their fair values.

4.	Investments

Available-for-sale securities consisted of the following classified by original maturity date:

	Maturing within
At December 31, 2005	1 YR	2 YR	5 YR	5 to 10 YR	Over 10 YR	Total
Auction rate preferred securities	$—	$—	$—	$—	$1,300	$1,300
Auction rate certificates	1,000	—	1,000	—	20,350	22,350

Total short-term investments	$1,000	$—	$1,000	$—	$21,650	$23,650

Certificate of Deposit	$150	$—	$—	$—	$—	$150

Total restricted cash	$150	$—	$—	$—	$—	$150

At December 31, 2004
Auction rate municipal securities	$—	$—	$1,000	$10,120	$—	$11,120
Municipal preferred securities	6,675	—	—	—	—	6,675
Municipal bonds	—	2,000	—	2,893	—	4,893
Certificates of deposit	5,500	—	—	—	—	5,500

Total short-term investments	$12,175	$2,000	$1,000	$13,013	$—	$28,188

Municipal bonds	$—	$3,737	$—	$—	$—	$3,737

Total long–term investments	$—	$3,737	$—	$—	$—	$3,737

Certificates of Deposit	$8,418	$—	$—	$—	$—	$8,418

Total restricted cash	$8,418	$—	$—	$—	$—	$8,418

At December 31, 2005 and 2004, short-term investments included certificates issued by various states of the United States totaling $19,350 and $22,688, respectively.

5.	Restricted Cash

At December 31, 2005, the Company had $150 of restricted cash which was used to collateralize a single standby letter of credit to an insurance provider. The standby letter of credit guarantees expected claims under the Company’s commercial and general liability protection policy.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

At December 31, 2004, the Company had short-term restricted cash of $8,418. Restricted cash consisted of cash used to collateralize irrevocable standby letters of credit to several of its contract manufacturers and one technology partner. The standby letters of credit guaranteed performance of the obligations of certain of its foreign subsidiaries to pay for trade payables and contractual obligations. The letters of credit, relating to the 2004 restricted cash, were cancelled during the first quarter of 2005, and the related cash collateral classified in “restricted cash” in the Company’s balance sheet at December 31, 2004 was released.

6.	Inventories

Inventories consisted of the following:

	December 31,
	2005	2004
Raw materials	$31,954	$40,088
Work in process	11,220	6,058
Finished goods	150,629	103,121
Allowances	(24,731)	(18,078)

Inventories, net	$169,072	$131,189

At December 31, 2005 and 2004, the Company accrued liabilities for cancelled purchase orders totaling $4,937 and $475, respectively.

7.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2005	2004
Tooling, cards, dies, and plates	$26,969	$22,155
Computers and software	26,196	20,316
Capitalized content development	15,250	11,335
Capitalized website costs	8,256	7,089
Equipment, furniture and fixtures	6,140	5,752
Leasehold improvements	3,316	3,153
Capitalized video costs	2,213	2,379
Displays	—	602

	88,340	72,781
Less: accumulated depreciation	(64,523)	(47,974)

Property and equipment, net	$23,817	$24,807

Capital leases of $1,192 and $50 at December 31, 2005 and 2004, respectively, are included in equipment, furniture, and fixtures. The accumulated amortization on capital leases was $132 and $25 at December 31, 2005 and 2004, respectively.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

8.	Intangible Assets

	December 31,
	2005	2004
Trademarks, patents and other intangibles	$14,378	$14,378
Less accumulated amortization	(6,353)	(4,431)

	8,025	9,947
Goodwill	19,549	19,549

Intangible assets, net	$27,574	$29,496

In January 2004, the Company entered into a ten-year technology license agreement with a third party to jointly develop and customize their respective technologies to be combined in a platform and related licensed products. The agreement calls for contractual payments of $6,000 in license fees, payable in 2004, of which $5,000 has been paid as of December 31, 2004. The $6,000 license fee is included in intangible assets on the balance sheet and is being amortized on a straight-line basis over the life of the contract.

Amortization expense related to trademarks, patents and other intangible assets was $1,923, $1,872, and $1,144 for the years ended December 31, 2005, 2004, and 2003, respectively. The estimated future amortization expense related to these intangible assets is as follows:

Year Ended December 31,
2006	$1,641
2007	1,421
2008	917
2009	817
2010	817
Thereafter	2,412

$8,025

9.	Related Party Transactions

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

In August 2005, the Company entered into a software capital lease agreement for a new enterprise resource planning (ERP) system, Oracle 11i. The total commitment of the lease, which expires on December 31, 2007 is $1,566. At December 31, 2005, the Company had remaining liability of $1,140 related to this lease, of which $570 is included in the “Long term liabilities” section of the balance sheet and the remaining balance is included in “Accrued liabilities.” The estimated annual payments for this lease are $570 for each of 2006 and 2007, respectively, and the interest rate is 3.0%. In 2004 and 2003, the Company purchased software products and

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

support services from Oracle Corporation totaling $406, and $569 respectively. As of December 31, 2005, Lawrence J. Ellison, the Chairman and Chief Executive Office of Oracle Corporation, may be deemed to have or share the power to direct the voting and disposition, and therefore to have beneficial ownership of approximately 16,600 shares of the Company’s Class B common stock, which represents approximately 53% of the combined voting power of its Class A common stock and Class B common stock. Jeffrey Berg, a former member of the Company’s board of directors who resigned in February 2005, serves on the board of directors of Oracle Corporation.

In 2005, the Company purchased data storage and related software from Pillar Data Systems, Inc., totaling $155. Steven B. Fink, its Chairman of the board of directors, also serves as the Chairman of the board of directors for Pillar Data Systems, Inc.

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

In March 2001, the Company entered into an agreement with Knowledge Kids Network, in which Knowledge Kids Network, an affiliate of Krest LLC, agreed to develop content and provide technical services in connection with LeapPad interactive books. The Company incurred no expenses in 2005 and 2004. In 2003, the Company incurred expenses of $122 for services from Knowledge Kids Network. In June 2004, the Company entered into an asset purchase agreement with and purchased certain assets from Knowledge Kids Network and its wholly-owned subsidiary Kids and Family Edge LLC for a total purchase price of $300. The Company purchased the assets in order to obtain the contents of a children’s website developed by Knowledge Kids Network and to benefit from a contract giving the Company online advertising impressions.

In July 2002, the Company entered into a tax sharing agreement with Knowledge Universe, Inc., a Krest LLC affiliate, with respect to certain state tax matters. In accordance with the agreement, the Company was required to pay Knowledge Universe, Inc. amounts equal to what the Company’s liability would have been as a stand-alone taxpayer in 2002 and prior years. In the course of preparing the state income tax returns for 2003, it was determined that the Company was no longer a part of a unitary group with Knowledge Universe, Inc. for the entire year of 2003. The liabilities computed under the tax sharing agreement were $0 in 2005, 2004, and 2003. The Company is currently in dispute with Knowledge Universe, Inc. relating to the settlement of certain amounts under the tax sharing agreement. The Company is claiming a refund of $635 in overpaid state taxes from Knowledge Universe, Inc. while Knowledge Universe, Inc. is claiming approximately $1,200 for payment of tax attributes that were allocated to it under state tax law. The company has not accrued any amounts for these items.

Affinity Squared, Inc., an affiliate of Krest LLC, provided health and welfare plan administration services to the Company. In 2005, Affinity Squared, Inc. did not provide services to the Company. In 2004 and 2003, $65 and $201, respectively, was incurred by the Company for services provided by Affinity Squared, Inc.

The law firm of Maron & Sandler served as the Company’s primary outside general counsel from August 1997 through July 2002. As of December 2004, they no longer provided legal services to the Company and are no longer the transfer agent for the Company’s Class B common stock. Stanley E. Maron, a member of the Company’s board of directors, is a partner of Maron & Sandler. In 2004 and 2003, the Company paid Maron & Sandler $9 and $5, respectively, for legal services rendered to the Company.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

10.	Accrued Liabilities

	December 31,
	2005	2004
Advertising and promotion	$19,010	$22,668
Royalties payable	8,375	7,235
Employee-related costs	5,356	6,103
Accrued inventory, manufacturing, and warehousing	2,721	4,579
Sales and VAT tax payable	1,486	1,277
Research and Development related costs	—	2,816
Legal fees and settlement costs	241	1,916
Consulting, contractor costs and commissions payable	605	1,842
Other	6,017	5,432

	$43,811	$53,868

11.	Borrowings Under Credit Agreements and Long-Term Debt

Effective September 14, 2005, the Company terminated its $50,000 unsecured senior credit facility entered into in 2002. On November 8, 2005, the Company entered into a $75 million asset-based revolving credit facility with Bank of America. Availability under this agreement was $74.85 million as of December 31, 2005. The borrowing availability varies according to the levels of the Company’s accounts receivable, inventory and cash and investment securities deposited in secured accounts with the administrative agent or other lenders. Subject to the level of this borrowing base, the Company may make and repay borrowings from time to time until the maturity of the facility. The interest rate for its revolving credit facility is initially for LIBOR rate loans, 1.75% over the LIBOR rate (as defined in the credit agreement) or, for base rate loans, 0.0% over the Bank of America prime rate. After six months the interest rate will vary based on utilization. The revolving credit facility contains a fixed charge coverage ratio which becomes effective starting February 28, 2006. The ratio is measured only if certain availability thresholds are not met. The Company is required to maintain a ratio of at least 1.0 to 1.0 when the covenant is required to be tested. The maturity date of the facility is November 8, 2010, at which time all borrowings under the facility must be repaid. The Company may make voluntary prepayments of borrowings at any time. It must pay an early termination fee of 1% or 0.5% if the facility is terminated prior to November 8, 2006 and November 8, 2007, respectively.

The revolving credit facility contains customary events of default, including payment failures; failure to comply with covenants; failure to satisfy other obligations under the credit agreements or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; material judgments; change in control provisions and the invalidity of the guaranty or security agreements. The cross-default provision applies if a default occurs on other indebtedness in excess of $5.0 million and the applicable grace period in respect of the indebtedness has expired, such that the lender of, or trustee for, the defaulted indebtedness has the right to accelerate. If an event of default occurs, the lenders may terminate their commitments, declare immediately all borrowings under the credit facility as due and foreclose on the collateral.

In August 2005, the Company entered into a capital lease agreement for a new enterprise resource planning (ERP) system, Oracle 11i. The total commitment of the lease, which expires on December 31, 2007, is $1,566. At December 31, 2005, the Company had remaining liability of $1,140 related to this lease, of which $570 is included in the “Long-term liabilities” section of the balance sheet and the remaining balance is included in “Accrued liabilities.” The estimated annual payments for this lease are $570 and $570 for each of 2006 and 2007, respectively.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

At December 31, 2005, the Company had outstanding letters of credit of $150 which were cash collateralized under the 2005 facility. At December 31, 2004, outstanding letters of credit were $13,568 of which $5,150 was secured by the 2002 credit facility and $8,418 were cash collateralized. At December 31, 2005, there was $74,850 of unused availability under the facility.

12.	Content License Agreements

The Company licenses certain of its content from third parties under exclusive and nonexclusive agreements, which permit the Company to utilize characters, stories, illustrations and trade names throughout specified geographic territories. The total amount of royalty expense related to these license agreements was $15,193, $12,435, and $12,628 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company had $8,375 and $7,235 in accrued royalties at December 31, 2005 and 2004, respectively.

13.	Concentrations of Credit Risk and Certain Other Risks

Financial instruments that subject the Company to concentrations of credit risk include cash equivalents, short-term and long-term investments, foreign exchange transactions and trade receivables. Cash and cash equivalents consist principally of cash and money market funds. Investments consist principally of fixed income municipal securities and auction preferred securities. Foreign exchange transactions are with highly rated financial institutions. These instruments are short-term in nature and bear minimal risk. The Company estimated that the maximum amount of loss due to credit risk at December 31, 2005 was $496. To date, the Company has not experienced any material losses on cash equivalents, short-term and long-term investments, and foreign exchange transactions.

The Company manufactures and sells its products primarily to national and regional mass-market retailers in the United States. Credit is extended based on an evaluation of the customers’ financial condition, and generally collateral is not required. However, letters of credit are sometimes requested. Credit losses are provided for in the consolidated financial statements.

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

Off-Shore Manufacturing

Since the Company does not have its own manufacturing facilities, it is dependent on close working relationships with its contract manufacturers for the supply and quality of its products and the computer chips contained in these products. The Company expects to continue to use a limited number of contract manufacturers and fabricators, most of which are located in China, and, accordingly, will continue to be highly dependent upon sources outside the Company for timely production. Given the highly seasonal nature of the Company’s business, any unusual delays or quality control problems could have a material adverse effect on the Company’s operating results and financial condition. The Company’s top three vendors supplied a total of 44%, 42% and 48% of the Company’s products in 2005, 2004 and 2003, respectively; Jetta Company Limited, located in China, supplied 22%, 24% and 32%, respectively.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Prior to the fourth quarter of 2005, the Company sourced and provided, on consignment, some of the components used in the product. During the fourth quarter, the Company began its transition to a turnkey mode of operations, whereby contract manufacturers will manage the supply of raw materials into the manufacturing process. Pursuant to its revised sourcing agreements, the Company sold at book value approximately $30 million of raw material inventory to third party contract manufacturers during the fourth quarter of 2005. Amounts due from contract manufacturers are included in accounts receivable at December 31, 2005. These “turnkey” operations provide a more effective supply chain process by allowing the Company’s engineering resources to focus on the product design and manufacturability while the Company’s contract manufacturers manage the supply of raw materials into the process. This approach also provides clear task ownership and facilitates coordination of up stream suppliers with a single point of contact. In addition, these contract manufacturers, who provide similar services to other companies, can source the raw materials more cost-effectively.

Customer Concentration

A limited number of customers historically have accounted for a substantial portion of the Company’s net sales. The significant customers and the relative percentage of net sales for these customers are approximately as follows:

	Year Ended December 31,
	2005	2004	2003
Wal-Mart	29%	28%	31%
Toys “R” Us	20%	23%	25%
Target	15%	13%	12%

Total	64%	64%	68%

Wal-Mart, Toys “R” Us and Target accounted for approximately 37%, 23% and 22%, respectively, of gross accounts receivable at December 31, 2005. At December 31, 2004, Wal-Mart, Toys “R” Us and Target accounted for approximately 30%, 32% and 14%, respectively, of gross accounts receivable.

14.	Income Taxes

Income (loss) before taxes includes the following components:

	Year Ended December 31,
	2005	2004	2003
Income (loss) before taxes:
United States	$(1,297)	$(13,514)	$110,586
Foreign	25,094	1,057	4,709

Total	$23,797	$(12,457)	$115,295

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The income tax (benefit) provision recognized in the consolidated statements of operations consists of the following:

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$(1,629)	$9,004	$31,129
State	609	1,227	3,746
Foreign	9,310	3,073	2,534

	8,290	13,304	37,409

Deferred:
Federal	(230)	(14,013)	4,824
State	(1,378)	(4,717)	505
Foreign	(385)	(503)	(118)

	(1,993)	(19,233)	5,211

Provision (benefit) for income taxes	$6,297	$(5,929)	$42,620

While the Company believes that its tax return positions are supportable, it accrues for possible future assessments that may result from the examination of federal, state, or international tax returns. The tax accruals may be adjusted if there are changes in circumstances, such as changes in tax law, tax audits, or other factors, which may cause management to revise its estimates. The amounts ultimately paid on any possible future assessments may differ from the amounts accrued and may result in an increase or reduction to the effective tax rate in the year of resolution. The Company believes that the tax accruals reflect the probable outcome of known tax contingencies at this time.

Tax benefits of $2,662 and $9,179 related to employee stock options were credited directly to Stockholders’ equity in the years ended December 2005 and 2004, respectively.

The differences between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was as follows:

	Year Ended December 31,
	2005	2004	2003
Income tax (benefit) at the statutory rate	$8,329	$(4,360)	$40,353
State income taxes	(50)	(834)	4,798
International operations	980	251	41
Tax exempt interest	(858)	(415)	(313)
Nondeductible items	231	270	180
Research and development credits	(2,020)	(1,093)	(3,125)
Other	(315)	252	686

Income tax provision (benefit)	$6,297	$(5,929)	$42,620

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $61,247 at December 31, 2005. The earnings are considered to be permanently reinvested and no deferred U.S. income taxes

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income tax in the approximate amount of $18,119, net of resulting tax credits.

The components of the Company’s deferred taxes are as follows:

	December 31
	2005	2004
Deferred tax assets:
NOL and Credits Carryover	$12,404	$14,440
Inventory and other reserves	11,578	14,911
Depreciation and Amortization	3,092	622
Other	229	1,669

Total	$27,303	$31,642

As of December 31, 2005, the Company has federal operating net loss carryforwards of $9,587 which will expire in 2025. State net operating loss carryforwards totaling $32,590 as of December 31, 2005 will expire in years 2007 through 2025. As of December 31, 2005, the Company also has federal and California research and development credit carryforwards of $2,825 and $7,102, respectively. The federal research credit carryforwards will expire beginning in 2024 while the California research credits can be carried forward indefinitely.

Management has determined that the Company will realize its entire deferred tax asset. Therefore, no valuation allowance has been established for 2005 or 2004.

15.	Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401 (k) of the Internal Revenue Code. Effective September 1, 2005, the 401(k) plan provides that the Company match 50% of employee contributions up to the greater of $2 or 6% of the participant’s compensation per plan year. Matching contributions vest to employees over three years. Prior to September 1, 2005, the 401(k) program provided for the Company to match 25% of employee contributions up to 4% of the participant’s compensation, with the vesting occurring at the end of three years. Prior to October 2004, the defined contribution plan was sponsored by Knowledge Universe, Inc. For the years ended December 31, 2005, 2004 and 2003, the Company recorded total expense of $479, $307 and $238 respectively related to the defined contribution plan.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2002, the Company converted 1,924 stock appreciation rights into options to purchase an aggregate of 1,924 shares of Class A common stock. Deferred compensation of $4,901 related to the unvested rights has been recognized over the remaining vesting period of the options into which the unvested rights were converted.

Stock Compensation Plans

Under the Company’s stock compensation plans, which include stock awards, restricted stock units, performance based equity awards and stock options, employees, outside directors and consultants are able to participate in the Company’s future performance through awards of incentive stock options and nonqualified stock options.

Stock Option Plan

In May 2002, the Board of Directors adopted the 2002 Equity Incentive Plan (the “Plan”), which amends and restates the previous stock option plan. Each stock option under the Plan is exercisable pursuant to the vesting schedule set forth in the stock option agreement granting such stock option. Unless a different period is provided for by the Board or a stock option agreement, each stock option is generally exercisable for a period of ten years from the date of grant. The exercise price of the option shall be 100% of the fair market value of a share of Class A common stock on the date the stock option is granted.

In April 2004, the Board of Directors approved an amendment to the Plan to increase the aggregate number of shares of the Company’s Class A common stock authorized for issuance under all stock compensation plans to 19,000, and to allow for performance based stock awards to be granted under the Plan. Within the maximum number of 19,000 shares authorized to be issued under the Plan, no more than 4,750 shares of Class A common

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

stock may be issued pursuant to stock awards other than options. In addition, no person may be granted awards under the Plan covering more than 2,000 shares of Class A common stock in any calendar year. Shares awarded under a stock bonus award may be subject to repurchase by the Company in accordance with a vesting schedule to be determined by the Board of Directors. The Company’s stockholders approved the Plan in June 2004.

Non-Employee Directors Stock Option Plan

In July 2002, the Board of Directors adopted, and the Company’s stockholders approved, the 2002 Non-Employee Directors’ Stock Option Plan (“NED Plan”). In June 2004 an amendment to the NED Plan was approved by stockholders. Under the NED Plan 750 shares of Class A common stock have been reserved for issuance. The Plan provides for the following grants to be made to Non-Employee Directors without further action of the Company’s Board of Directors: (1) an option to purchase 30 shares of Class A common stock upon their initial appointment or election to the Board, (2) an option to purchase 15 shares of Class A common stock shall be granted annually on July 1, commencing in 2003, to all existing Non-Employee Directors and (3) an option to purchase 25 shares of Class A common stock shall be granted annually, in lieu of an annual grant of 15 shares, to a Non-Employee Director who holds the position of Chairman of the Company’s Board of Directors. Option shares granted will be prorated based on annual service time. Each stock option is exercisable for a period of ten years from the date of grant, no stock option shall be exercisable after the expiration of its option term, the exercise price of the option shall be 100% of the fair market value of a share of Class A common stock on the date the stock option is granted, and options shall vest ratably over a thirty six month period.

Other Plans

Performance shares are received by participants at the end of each three year cycle, and are tied to the company’s performance against pre-established financial measures. Compensation expense for performance shares is accrued based on achieving the Company’s financial targets. Depending on actual results achieved, the recipient can vest in from 0% to 200% of the target number of shares granted. If the Company’s annual financial targets are not met, the related shares are cancelled. As of December 31, 2005 and December 31, 2004, no shares had vested. Stock awards and restricted stock units generally vest over three and four years, respectively. The total grants, net of cancellations, under these other plans are limited to the 4,750 shares discussed above. At December 31, 2005 and 2004, shares subject to issuance under these plans were 1,284 and 365, respectively.

The total expense recognized in 2005, 2004 and 2003 for stock awards and restricted stock units was $2,272, $74, and $0, respectively. No expense was recognized in 2005, 2004 or 2003 for performance shares. The weighted average grant-date fair value of restricted stock awards and restricted stock units granted in 2005 and 2004 was $11.83 and $13.24, respectively.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

A summary of the activity under the stock option plans is as follows:

	Optioned Class A Shares
	Number of Shares	Price per Share	Weighted- Average Exercise Price
Balances, December 31, 2002	10,197	$2.37-$19.71	$6.96
Options granted	1,170	20.60-44.60	29.56
Options exercised	(4,621)	2.37-24.69	5.59
Options canceled	(277)	5.00-24.69	9.30

Balances, December 31, 2003	6,469	2.37-44.60	11.84
Options granted	2,690	12.05-29.74	22.21
Options exercised	(1,638)	2.37-24.69	6.50
Options canceled	(694)	5.00-44.60	16.07

Balances, December 31, 2004	6,827	2.37-44.60	16.77
Options granted	1,266	9.94-13.60	11.68
Options exercised	(1,256)	2.37-12.50	7.26
Options canceled	(1,315)	5.00-44.60	22.40

Balances, December 31, 2005	5,522	$2.37-$44.60	$16.34

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2005.

Class A Options Outstanding				Class A Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.37 – $2.37	46	1.00	$2.37	46	$2.37
5.00 – 10.00	1,119	5.90	7.44	1,076	7.34
10.01 – 14.00	2,084	8.45	12.11	541	12.38
17.43 – 20.60	718	7.95	19.71	695	19.74
21.37 – 29.30	1,128	8.06	25.56	1,120	25.58
29.74 – 44.60	427	7.98	31.73	384	31.95

$2.37 – $44.60	5,522	7.96	$16.34	3,862	$17.96

The number of Class A options exercisable at December 31, 2004 and 2003 were 3,292 and 2,886 shares, respectively. At December 31, 2005, the total number of shares available under all plans is 3,305.

During the years ended December 31, 2004 and 2003, the Company granted options to consultants to purchase 2, and 14 shares of Class A common stock at average exercise prices of $12.05, and $21.77 per share, respectively. These options were granted in exchange for consulting services performed. The Company determined the fair value of these options using the Black-Scholes valuation model. Compensation expense related to options to consultants was $426, and $1,093 for the years ended December 31, 2004 and 2003, respectively.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Employee Stock Purchase Plan

In July 2002, the Company’s stockholders adopted the 2002 Employee Stock Purchase Plan, under which 2,000 shares of Class A common stock have been reserved. During the years ended December 31, 2005, 2004, and 2003, 165, 121 and 156 shares, respectively, were issued under this plan.

Shares Reserved For Future Issuance

The following table summarizes the number of shares of Class A common stock that are reserved for future issuance at December 31, 2005.

Class A
Options and stock awards available and outstanding	10,111
Shares issuable under the Employee Stock Purchase Plan	1,558
Conversion of Class B Common Stock	27,614

39,283

17.	Derivative Financial Instruments

At December 31, 2005 and 2004, the Company had outstanding foreign exchange forward contracts, all with maturities of approximately one month, to purchase and sell the equivalent of approximately $87,200 and $60,300, respectively in foreign currencies, including British Pounds, Canadian Dollars, Euros and Mexican Pesos. The fair market value of these instruments at December 31, 2005, of $496 was recorded in prepaid expense and other current assets and the fair market value at December 31, 2004 was not significant and accordingly was not recorded in the balance sheets. The Company believes the counterparties to these contracts are creditworthy multinational commercial banks and thus the risks of counterparty nonperformance associated with these contracts are not considered to be material. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no assurances that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations.

The Company recorded a net gain of $1,020 and a net loss of $5,850 on the foreign currency forward contracts for the years ended December 31, 2005 and 2004, respectively. The Company also recorded a net loss of $1,162 and a net gain of $5,818 on the underlying transactions denominated in foreign currencies for the years ended December 31, 2005 and 2004, respectively. The Company did not have a foreign currency hedging program in the year ended December 31, 2003.

18.	Net Income (Loss) Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share (“SFAS 128”), which requires the presentation of basic net income (loss) per common share and diluted net income (loss) per common share. Basic net income (loss) per common share excludes any dilutive effects of options and convertible securities.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The following table sets forth the computation of basic and diluted net income (loss) per share.

	Year Ended December 31,
	2005	2004	2003
Numerator:
Net income (loss)	$17,500	$(6,528)	$72,675

Denominator—weighted average shares:
Class A and B—shares	61,917	59,992	57,246
Less: shares of unvested stock	(136)	(16)	—

Denominator for basic net income (loss) per Class A and B share	61,781	59,976	57,246
Effect of dilutive securities:
Employee stock options	467	—	3,302
Restricted stock and stock units	81	—	—

Denominator for diluted net income (loss) per Class A and B share	62,329	59,976	60,548

Net income (loss) per Class A and B share:
Basic	$0.28	$(0.11)	$1.27
Diluted	$0.28	$(0.11)	$1.20

If the Company had reported net income for the year ended December 31, 2004, the calculation of diluted net income (loss) per Class A and B share would have included an additional 1,582 common equivalent shares related to outstanding stock options and unvested stock (determined using the treasury stock method).

19.	Commitments and Contingencies

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

Rent expense for the years ended December 31, 2005, 2004 and 2003 was $3,707, $5,088 and $3,656, respectively. Future minimum annual payments under the Company’s lease commitments for the years ended December 31 are:

Year	Commitments
2006	$7,844
2007	6,623
2008	5,358
2009	5,121
2010	4,912
Thereafter	13,485

Total	$43,343

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The Company is also obligated to pay certain minimum royalties in connection with license agreements to which the Company is a party.

The Company accounts for rent expense on a straight line basis over the term of the lease. At December 31, 2005 and 2004, the Company recorded deferred rent liability of $1,449 and $1,275, respectively, which primarily related to rent escalation costs for its corporate headquarters in Emeryville, California. Deferred rent is included in long-term liabilities in the accompanying balance sheet.

In January 2004, the Company entered into a ten-year technology license agreement with a foreign company to jointly develop and customize their respective technologies to be combined in a platform and related licensed products. The agreement called for contractual payments of $6,000 in license fees in 2004 and $8,500 in advance royalties in 2005 and $2,500 in 2006. Additionally, the Company paid $1,000 of engineering fees subject to attainment of specific milestones.

Legal Proceedings

Various claims and lawsuits are pending against the Company. The Company intends to defend or pursue these suits vigorously.

Tinkers & Chance v. LeapFrog Enterprises, Inc.

On August 1, 2005, a complaint was filed against the Company in the eastern federal district court of Texas by Tinkers & Chance, a Texas partnership. The compliant alleges that the Company has infringed, and induced others to infringe, United States Patent No. 6,739,874 by making, selling and/or offering for sale in the United States and/or importing the Company’s LeapPad and Leapster platforms and other unspecified products. Tinkers & Chance seeks unspecified monetary damages, including triple damages based on its allegation of willful and deliberate infringement, attorneys’ fees and injunctive relief. On September 23, 2005, the Company filed a motion to transfer the case to the Northern District of California and further filed an action against Tinkers & Chance in the Northern District of California seeking declaratory relief that the Company’s products do not infringe United States Patent No. 6,739,874. On February 23, 2006, the federal district court in Texas denied the Company’s motion to transfer. On February 28, 2006, Tinkers & Chance filed a motion to amend the original complaint to add a claim that the Company is infringing United States Patent No. 7,006,786. Discovery has not commenced and no trial date has been set. The Company has not accrued any amount related to this matter because it is not probable that a liability has been incurred and the amount of liability, if any, is not currently estimable.

LeapFrog Enterprises, Inc. v. Fisher-Price, Inc. and Mattel, Inc.

In October 2003, the Company filed a complaint in the federal district court of Delaware against Fisher-Price, Inc., No. 03-927 GMS, alleging that the Fisher-Price PowerTouch learning system violates United States Patent No. 5,813,861. In September 2004, Mattel, Inc. was joined as a defendant. The Company is seeking damages and injunctive relief. Trial by jury began on May 16, 2005. On May 27, 2005, the district court declared a mistrial because the jury was unable to reach a unanimous verdict, and the parties stipulated to have the case decided by the court based on the seven-day trial record. The parties completed post-trial briefing in August 2005. The parties are awaiting a verdict by the court.

LeapFrog Enterprises, Inc. v. Lexington Insurance Co.

On October 21, 2004, the Company filed a complaint in the Superior Court of the State of California, County of Alameda, against Lexington Insurance Co., No. RG04181463, alleging breach of contract and bad

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

faith in denying the Company coverage for the Company’s costs with respect to patent infringement claims filed against the Company in three prior litigations. The Company is seeking approximately $3.5 million in damages to recover the Company’s defense fees and indemnity payments. A hearing on cross-motions for summary judgment was held on November 3, 2005. On January 4, 2006, the court granted the Company’s motion for summary adjudication on three causes of action.

Stockholder Class Actions

On December 2, 2003, a class action complaint entitled Miller v. LeapFrog Enterprises, Inc., et al., No. 03-5421 RMW, was filed in federal district court for the Northern District of California against the Company and certain of its current and former officers and directors alleging violations of the Securities Exchange Act of 1934, or 1934 Act. Subsequently, three similar actions were filed in the same court: Weil v. LeapFrog Enterprises, Inc., et al., No. 03-5481 MJJ; Abrams v. LeapFrog Enterprises Inc., et al., No. 03-5486 MJJ; and Ornelas v. LeapFrog Enterprises, Inc., et al., No. 03-5593 SBA. Each of those complaints purported to be a class action lawsuit brought on behalf of persons who acquired the Company’s Class A common stock during the period of July 24, 2003 through October 21, 2003, except that the plaintiff in the Weil action sought to maintain a class action on behalf of persons who acquired the Company’s Class A common stock during the longer period of July 24, 2003 through February 10, 2004 and also alleged that the Company’s financial statements were false and misleading. The complaints did not specify the amount of damages sought. On March 31, 2005, the Court entered an order consolidating these actions, appointing lead plaintiffs, and appointing lead class counsel.

On April 25, 2005, another class action complaint entitled The Parnassus Fund et al. v. LeapFrog Enterprises, Inc., et al., No. 05-01695 JSW, was filed in federal district court for the Northern District of California against the Company, its current CEO and its former CFO alleging violations of the Securities Exchange Act of 1934. On June 3, 2005, a nearly identical class action complaint entitled Fredde Gentry et al. v. LeapFrog Enterprises, Inc. et al., No. 05-02279 MJJ, was filed in federal district court for the Northern District of California. Both the Parnassus and Gentry complaints purport to be class actions brought on behalf of persons who acquired LeapFrog securities during the period of February 11, 2004 through October 18, 2004. The complaints alleged that the defendants caused the Company to make false and misleading statements about its business, operations, management and value of its common stock, which allowed insiders to sell the Company’s common stock at artificially inflated prices and which caused plaintiffs to purchase the Company’s common stock at artificially inflated prices. Neither of these complaints specified the amount of damages sought.

On June 17, 2005, lead plaintiffs in the class actions that were consolidated under the March 31, 2005 order filed a consolidated complaint. The consolidated complaint alleged that the defendants caused the Company to make false and misleading statements about the Company’s business and forecasts about the Company’s financial performance, that certain of its individual officers and directors sold portions of their stock holdings while in the possession of adverse, non-public information, and that certain of the Company’s financial statements were false and misleading. The consolidated complaint also alleged an expanded class period of July 24, 2003 through October 18, 2004 (thereby including the purported class period of the Parnassus and Gentry complaints), and sought unspecified damages. On May 10, 2005 and June 28, 2005, lead plaintiffs for the Miller, etc. actions also filed notices to relate and consolidate the Parnassus and Gentry actions, respectively, with the original class actions that had been consolidated by the March 31, 2005 order. In July 2005, the Court entered an order relating the Parnassus and Gentry actions with the cases consolidated under the March 31, 2005 consolidation order.

On November 23, 2005, the Court entered an order appointing the plaintiffs in the Parnassus action as lead plaintiffs. On January 27, 2006, the lead plaintiffs filed an amended and consolidated complaint. The class period and defendants are identical to that alleged in the complaint filed on June 17, 2005 by the previous lead plaintiffs,

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

and the substantive allegations are largely the same. By stipulation and order, the Company is due to respond to the amended and consolidated complaint on March 27, 2006. Discovery has not commenced and no trial date has been set. The Company has not accrued any amount related to this matter because it is not probable that a liability has been incurred and the amount of liability, if any, is not currently estimable.

20.	Segment Reporting

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

	Net Sales	Income (Loss) from Operations	Total Assets
2005
U.S. Consumer	$478,179	$(4,854)	$487,281
Education and Training	40,347	927	16,730
International	131,231	24,880	101,818

Total	$649,757	$20,953	$605,829

2004
U.S. Consumer	$431,861	$(49,886)	$435,255
Education and Training	55,235	10,947	17,167
International	153,193	24,956	107,372

Total	$640,289	$(13,983)	$559,794

2003
U.S. Consumer	$545,976	$83,209	$472,928
Education and Training	37,469	(194)	20,100
International	96,567	26,443	59,631

Total	$680,012	$109,458	$552,659

In 2005, no single country other than the United States accounted for 10% or more of the Company’s consolidated net sales. In 2004 and 2003, the Company had net sales in the United Kingdom of $67.8 million and $39.0 million respectively. No other country accounted for more than 10% of the Company’s net sales for 2003 and 2004. The Company attributes sales to non-United States countries on the basis of sales billed by each of its foreign subsidiaries to its customers. For example, the Company attributes sales to the United Kingdom based on the sales billed by the Company’s United Kingdom-based foreign subsidiary, Leap Frog Toys (UK) Limited, to its customers. Additionally, the Company attributes sales to non-United States countries if product is shipped from Macau or one of the Company’s leased warehouses in the United States to a distributor in a foreign country.

The Company’s long-lived assets are comprised of net fixed assets, net intangibles, and other assets. As of December 31, 2005, 2004 and 2003, long-lived assets located in foreign countries were $6,421, $10,973 and $1,842, respectively. The majority of long-lived assets outside of the United States relate to manufacturing tooling held by the Company’s wholly-owned subsidiary located in Macau.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

21.	Quarterly Financials — Unaudited

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(In thousands, except per share data)
2005
Net sales	$71,859	$87,066	$242,820	$248,012	$649,757
Cost of sales	44,087	49,274	134,108	142,652	370,121

Gross profit	27,772	37,792	108,712	105,360	279,636
Operating expenses:
Selling, general and administrative	33,209	29,013	32,739	31,226	126,187
Research and development	14,739	14,580	13,958	9,063	52,340
Advertising	6,493	6,949	13,045	43,527	70,014
Depreciation and amortization	2,430	2,361	2,385	2,966	10,142

Total operating expenses	56,871	52,903	62,127	86,782	258,683

Income (loss) from operations	(29,099)	(15,111)	46,585	18,578	20,953
Other items	904	1,238	692	10	2, 844

Income (loss) before benefit (provision) for income taxes	(28,195)	(13,873)	47,277	18,588	23,797
Benefit (provision) for income taxes	8,316	4,092	(14,492)	(4,213)	(6,297)

Net income (loss)	$(19,879)	$(9,781)	$32,785	$14,375	$17,500

Net income (loss) per common share:
Basic	$(0.32)	$(0.16)	$0.53	$0.23	$0.28
Diluted	$(0.32)	$(0.16)	$0.52	$0.23	$0.28

2004
Net sales	$71,632	$80,814	$231,094	$256,749	$640,289
Cost of sales	39,684	44,347	137,541	159,672	381,244

Gross profit	31,948	36,467	93,553	97,077	259,045
Operating expenses:
Selling, general and administrative	26,769	27,378	29,971	36,692	120,810
Research and development	13,946	13,469	15,242	18,340	60,997
Advertising	8,686	5,540	15,659	53,378	83,263
Depreciation and amortization	1,793	1,743	2,042	2,380	7,958

Total operating expenses	51,194	48,130	62,914	110,790	273,028

Income (loss) from operations	(19,246)	(11,663)	30,639	(13,713)	(13,983)
Other items	1,259	427	38	(198)	1,526

Income (loss) before benefit (provision) for income taxes	(17,987)	(11,236)	30,677	(13,911)	(12,457)
Benefit (provision) for income taxes	6,164	3,829	(10,444)	6,380	5,929

Net income (loss)	$(11,823)	$(7,407)	$20,233	(7,531)	$(6,528)

Net income (loss) per common share:
Basic	$(0.20)	$(0.12)	$0.34	$(0.12)	$(0.11)
Diluted	$(0.20)	$(0.12)	$0.33	$(0.12)	$(0.11)

Significant quarterly fluctuations are described in “Item 7. Management’s Discussion and Analysis of Results of Operations.”

EXHIBIT INDEX

3.03(a)	Amended and Restated Certificate of Incorporation.

3.04(a)	Amended and Restated Bylaws.

4.01	Form of Specimen Class A Common Stock Certificate.

4.02(b)	Fourth Amended and Restated Stockholders Agreement, dated May 30, 2003, among LeapFrog and the investors named therein.

10.01(a)	Form of Indemnification Agreement entered into by LeapFrog with each of its directors and each of its executive officers.

10.02(a)	Net Lease, dated November 14, 2000, between Hollis Street Investors, LLC and LeapFrog, as amended.

10.03(f)	Fifth Amendment, dated March 7, 2005, to Net Lease, dated November 14, 2000, between Hollis Street Investors, LLC and LeapFrog

10.04(a) †	Amended and Restated Stock Option Plan.

10.05(a) †	Amended and Restated Employee Equity Participation Plan.

10.06(a) †	2002 Equity Incentive Plan.

10.07(a) †	Form of Stock Option Agreement under the 2002 Equity Incentive Plan.

10.08(a) †	2002 Non-Employee Directors’ Stock Option Plan.

10.09(a) †	Form of Nonstatutory Stock Option Agreement under the 2002 Non-Employee Directors’ Stock Option Plan.

10.10(a) †	2002 Employee Stock Purchase Plan.

10.11(a) †	Form of Offering under the 2002 Employee Stock Purchase Plan.

10.12†	Compensation Arrangements between LeapFrog and its Board of Directors (the description contained under the heading “Compensation of Directors” in LeapFrog’s definitive proxy materials filed with the SEC on April 22, 2005 is incorporated herein as Exhibit 10.12).

10.13(a) †	Employment Agreement, dated as of April 1, 2002, between Thomas J. Kalinske and LeapFrog.

10.15(c)†	Employment Agreement, effective as of November 1, 2003, between Timothy Bender and LeapFrog.

10.22(a)	Tax Sharing Agreement dated as of July 3, 2002, between Knowledge Universe, Inc. and LeapFrog.

10.28(c)†	Employment Agreement, effective as of February 10, 2004, between Jerome Perez and LeapFrog.

10.29(d)	Industrial Lease by and between SP Kaiser Gateway I, LLC and LeapFrog dated March 31, 2004.

10.30(e)†	Employment Agreement, dated effective as of September 21, 2004, between Kathryn E. Olson and LeapFrog.

10.32(e)†	Form of Stock Bonus Agreement under the 2002 Equity Incentive Plan.

10.33(f)†	Employment Agreement, effective as of November 11, 2004, between William B. Chiasson and LeapFrog.

10.38(g)	Credit Agreement between the financial institutions named therein, Banc of America Securities LLC, Bank of America, N.A. and LeapFrog as the Borrower dated as of November 8, 2005.

10.39(h)†	Form of LeapFrog 2002 Equity Incentive Plan Restricted Stock Unit Award Agreement.

10.40†	Form of Leapfrog 2002 Equity Incentive Plan Performance Share Award Agreement.

21.01	List of Subsidiaries.

23.01	Consent of Independent Registered Public Accounting Firm.

24.01	Power of Attorney (see signature page to this Form 10-K).

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the same numbered exhibit previously filed with the company’s registration statement on Form S-1 (SEC File No. 333-86898)
(b)	Incorporated by reference to the same numbered exhibit previously filed with the company’s report on Form 10-Q filed on August 12, 2003 (SEC File No. 001-31396)
(c)	Incorporated by reference to the same numbered exhibit previously filed with the company’s report on Form 10-K filed on March 12, 2004 (SEC File No. 001-31396)
(d)	Incorporated by reference to the same numbered exhibit previously filed with the company’s report on Form 10-Q filed on May 10, 2004 (SEC File No. 001-31396)
(e)	Incorporated by reference to the same numbered exhibit previously filed with the company’s report on Form 10-Q filed on November 9, 2004 (SEC File No. 001-351396)
(f)	Incorporated by reference to the same numbered exhibit previously filed with the company’s report on Form 10-K filed on March 29, 2005 (SEC File No. 001-31396)
(g)	Incorporated by reference to the same numbered exhibit previously filed with the company’s report on Form 10-Q filed on November 9, 2005 (SEC File No. 001-351396)
(h)	Incorporated by reference to exhibit number 10.1 previously filed with the company’s report on Form 8-K filed on December 14, 2005 (SEC File No. 001-351396)
†	Compensation plans or arrangements in which directors or executive officers are eligible to participate.