Form 10-Q
period 2006-03-31
LEAPFROG ENTERPRISES INC
filed 2006-05-09
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-31396

LeapFrog Enterprises, Inc.

(Exact Name of Registrant, As Specified in its Charter)

Delaware	95-4652013
(State of Incorporation)	(I.R.S. Employer Identification No.)

6401 Hollis Street, Suite 100, Emeryville, California 94608-1071

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

                    Large accelerated filer  ☐                     Accelerated Filer  ☒                     Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of Class A common stock, par value $0.0001, and Class B common stock, par value $0.0001, outstanding as of April 28, 2006, was 35,277,614 and 27,614,176, respectively.

Part I

Financial Information

i

PART I.

FINANCIAL INFORMATION

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,		December 31,
	2006	2005	2005
	(Unaudited)		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$97,624	$35,343	$48,422
Short term investments	104,650	150,794	23,650
Restricted cash	—	—	150
Accounts receivable, net of allowances of $1,601, $2,353, and $1,328 at March 31, 2006 and 2005 and December 31, 2005, respectively	50,257	69,305	257,747
Inventories, net	163,733	129,289	169,072
Prepaid expenses and other current assets	16,403	13,715	21,319
Deferred income taxes	11,141	34,153	10,715

Total current assets	443,808	432,599	531,075
Property and equipment, net	23,253	22,915	23,817
Deferred income taxes	19,295	7,087	16,588
Intangible assets, net	27,153	29,024	27,574
Other assets	9,844	3,979	6,775

Total assets	$523,353	$495,604	$605,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,532	$32,169	$74,329
Accrued liabilities	33,658	36,278	43,811
Deferred revenue	413	332	414
Income taxes payable	375	6,811	1,781

Total current liabilities	56,978	75,590	120,335
Deferred rent and other long term liabilities	19,714	1,212	19,171
Stockholders’ equity:
Class A common stock, par value $0.0001; 139,500 shares authorized; shares issued and outstanding: 34,862; 33,962 and 34,853 at March 31, 2006 and 2005 and December 31, 2005, respectively	3	3	3
Class B common stock, par value $0.0001; 40,500 shares authorized; shares issued and outstanding: 27,614 at March 31, 2006 and 2005 and December 31, 2005, respectively	3	3	3
Treasury Stock	(185)	—	(148)
Additional paid-in capital	336,462	323,218	342,595
Deferred compensation	—	(1,899)	(9,855)
Accumulated other comprehensive income	1,174	2,056	925
Retained earnings	109,204	95,421	132,800

Total stockholders’ equity	446,661	418,802	466,323

Total liabilities and stockholders’ equity	$523,353	$495,604	$605,829

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net sales	$66,548	$71,859
Cost of sales	41,759	44,087

Gross profit	24,789	27,772
Operating expenses:
Selling, general and administrative	32,851	33,209
Research and development	12,440	14,739
Advertising	6,158	6,493
Depreciation and amortization	2,529	2,430

Total operating expenses	53,978	56,871

Loss from operations	(29,189)	(29,099)
Interest expense	(98)	(4)
Interest income	1,376	853
Other income (expense), net	462	55

Loss before benefit for income taxes	(27,449)	(28,195)
Benefit for income taxes	3,853	8,316

Net loss	$(23,596)	$(19,879)

Net loss per common share:
Basic	$(0.38)	$(0.32)
Diluted	$(0.38)	$(0.32)
Shares used in calculating net loss per common share:
Basic and Diluted	62,469	61,187

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net loss	$(23,596)	$(19,879)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,699	3,833
Amortization	421	472
Unrealized foreign currency loss	894	3,538
Loss (Gain) on disposal of property and equipment	(393)	74
Provision for doubtful accounts	(344)	(124)
Deferred income taxes	(3,134)	(9,612)
Deferred rent and deferred revenue	542	(118)
Stock-based compensation related to employees	2,364	—
Tax benefit from exercise of stock options	—	1,034
Other changes in operating assets and liabilities:
Accounts receivable	207,833	158,059
Inventories	5,339	1,545
Prepaid expenses and other current assets	4,916	(407)
Other assets	(3,070)	—
Accounts payable	(51,797)	(30,515)
Accrued and other liabilities	(10,150)	(17,454)
Income taxes payable	(1,406)	(143)
Other	12	289

Net cash provided by operating activities	133,130	90,592

Investing activities:
Purchases of property and equipment	(3,742)	(2,023)
Purchases of short-term investments	(179,673)	(190,665)
Sale of short-term investments	98,823	76,483

Net cash used in investing activities	(84,592)	(116,205)

Financing activities:
Cash used to purchase treasury stock	(37)	—
Proceeds from the exercise of stock options and employee stock purchase plan	1,346	3,201

Net cash provided by financing activities	1,309	3,201

Effect of exchange rate changes on cash	(645)	(2,804)

(Decrease) Increase in cash and cash equivalents	49,202	(25,216)
Cash and cash equivalents at beginning of period	48,422	60,559

Cash and cash equivalents at end of period	$97,624	$35,343

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes, net of refunds	$788	$376
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of restricted stock to employees	$—	$289

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

The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial information included herein should be read in conjunction with the Company’s consolidated financial statements and related notes in its 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2006 (our “2005 Form 10-K”).

2.	Stock-Based Compensation

At March 31, 2006, the Company had stock-based compensation plans for employees and nonemployee directors which authorized the granting of various equity-based incentives including stock options, restricted stock and restricted stock units. The number of shares of Class A common stock reserved for issuance under these plans was 9,840 at March 31, 2006.

Prior to January 1, 2006, the Company accounted for the plans under the measurement and recognition provisions of APB Opinion No.25, “Accounting for Stock Issued to Employees,” and related Interpretations, permitted under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). As a result, employee stock option-based compensation was included as a pro forma disclosure in the Notes to the Company’s financial statements for prior year periods.

Effective January 1, 2006, the Company adopted the recognition provisions of Statement of Financial Accounting Standard No. 123 (R), “Share-Based Payment” (SFAS 123(R)), using the modified-prospective transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for the prior periods have not been restated.

The Company recognized total equity-based compensation expense of $2,364 for the quarter ended March 31, 2006, of which $1,534 and $830 were recorded in selling, general, and administrative expenses and research and development expenses, respectively. Compensation costs related to share-based compensation is generally amortized over the vesting period in selling, general and administrative, and research and development expenses in the statement of operations. During the quarter ended March 31, 2005, the Company recorded equity-based expense of $272.

Of the $2,364 of stock-based compensation expenses recorded in the first quarter ended March 31, 2006, $650 before tax ($391 after tax or $0.01 per share) related to employee stock options. There was no corresponding expense in the quarter ended March 31, 2005. As of March 31, 2006, the Company had $6,049 of unrecognized compensation cost related to nonvested stock option-based compensation that is expected to be recognized over a weighted-average period of approximately 2.7 years.

In addition, the Company had previously recorded additional paid in capital and deferred compensation in shareholder’s equity for the unamortized portion of restricted stock awards and restricted stock units. These amounts were reclassified on January 1, 2006 in accordance with the provisions of SFAS 123(R). Of the $2,364 of stock-based compensation discussed above, $1,714 before tax ($1,032 after tax or $0.02 per share) was attributable to restricted stock units, restricted stock awards, and performance share awards. As of March 31, 2006, the Company had $8,954 of

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

unrecognized compensation cost related to nonvested restricted stock units and restricted stock awards that is expected to be recognized over a weighted-average period of approximately 2.6 years.

Prior to adopting SFAS 123(R), the Company presented all benefits from tax deductions arising from equity-based compensation as operating cash flows in the statement of cash flows. SFAS 123(R) requires that the tax benefits in excess of the compensation cost recognized for those exercised options and vested restricted stock units and restricted stock awards be classified as financing cash flows. No excess tax benefit was included in net cash provided by financing activities for the first quarter ended March 31, 2006.

The following table illustrates the effect on net loss and net loss per common share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the stated period:

Three Months Ended March 31,
2005
Net loss as reported	$(19,879)
Add: Stock based employee compensation expense included in reported net loss, net of related tax effects	94
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,157)

Pro forma net loss	$(21,942)

Net loss per common share as reported:
Basic	$(0.32)

Diluted	$(0.32)

Pro forma net loss per common share:
Basic	$(0.36)

Diluted	$(0.36)

Stock Options

Stock options to purchase Class A common stock were granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Each stock option generally has a vesting period of four years and is generally exercisable for a period of up to ten years from the date of the grant. The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option-pricing model.

The table below presents the weighted-average assumption used in the model for the quarters ended March 31, 2006 and 2005. The expected life of the options represent the period of time the options are expected to be outstanding and is based on the guidance provided in SEC Staff Accounting Bulletin No. 107 on Share-Based Payment. Expected stock price volatility is based on consideration of historical and implied volatilities as well as the volatilities of other entities in the Company’s industry. The risk–free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and that has a term equal to the expected life.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Weighted-average assumptions

	Three Months Ended March 31,
	2006	2005
Expected life of options (years)	6.25	4.00
Expected stock price volatility	40.79%	57.15%
Risk-free interest rate	4.66%	4.07%
Expected dividend yield	0%	0%

A summary of the activity under the stock option plans for the quarter ended March 31, 2006 is as follows:

	Optioned Class A Shares
	Number of Shares	Price per Share	Weighted- Average Exercise Price
Balances, December 31, 2005	5,522	$2.37 - $44.60	$16.34
Options granted	218	10.60 - 13.93	11.42
Options exercised	(160)	5.00 - 11.04	6.62
Options canceled	(237)	11.04 - 38.00	16.98

Balances, March 31, 2006	5,343	$2.37 - $44.60	$16.33

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2006.

Class A Options Outstanding				Class A Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted - Average Remaining Contractual Life (Years)	Weighted - Average Exercise Price	Number Exercisable	Weighted - Average Exercise Price
$2.37 - $2.37	46	0.75	$2.37	46	$2.37
5.00 - 10.00	959	5.64	7.58	917	7.47
10.01 - 14.00	2,187	8.33	12.03	730	12.37
17.43 - 20.60	652	7.74	19.68	640	19.68
21.37 - 29.30	1,124	7.82	25.57	1,116	25.59
29.74 - 44.60	375	7.72	31.96	332	32.25

$2.37 - $44.60	5,343	7.56	$16.33	3,781	$17.94

The intrinsic value of stock options is defined as the difference between the current market value and the exercise price. As of March 31, 2006, the total intrinsic value of the stock options outstanding and exercisable was $3,469 and $3,399, respectively. Cash received from stock options exercised during the quarter was $1,062 and no tax benefit was realized for tax deductions from stock options. As a result, no excess tax benefit was included in net cash provided by financing activities.

Restricted stock awards and restricted stock units

Restricted stock awards and restricted stock units generally vest over three and four years, respectively. They are

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

payable in shares of Class A common stock. The shares are valued using the market price of the Company’s stock at the date of grant and expense is recognized on a straight-line basis over the applicable vesting period.

A summary of the activity of the Company’s restricted stock and restricted stock units is presented in the following table.

	Three Months Ended March 31, 2006
	Number of Shares	Weighted-average grant-date value
Not vested at December 31, 2005	970	$11.24
Granted	98	11.53
Vested	(8)	11.56
Forfeited	(75)	12.16

Not vested at March 31, 2006	985	$11.20

Performance Shares

Certain executives have restricted stock awards that are performance based. Performance shares are received by participants at the end of each three-year cycle, and are generally tied to the Company’s performance against pre-established annual financial measures. A portion of these performance shares is dependent on whether the Company’s stock price meets certain milestones over the three-year cycle. The Company recorded pre-tax compensation expense of $941 for the portion of the performance stock award linked to the stock price milestones during the three months ended March 31, 2006. No compensation expense was accrued based on achieving the Company’s annual financial targets.

	Three Months Ended March 31, 2006
	Number of Shares	Weighted-average grant-date value
Not vested at December 31, 2005	315	$16.21
Granted	70	10.60
Vested	—	—
Forfeited	(61)	16.86

Not vested at March 31, 2006	324	$14.09

Shares Reserved For Future Issuance

The following table summarizes the number of shares of Class A common stock that are reserved for future issuance at March 31, 2006.

Class A	Number of shares
Options and stock awards available and outstanding	9,944
Shares issuable under the employee stock purchase plan	1,533

11,477

3.	Cash and Cash Equivalents

Cash and cash equivalents consist of cash, certificate of deposits, and money market funds.

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

Long-term investments consist of municipal bonds with greater than one-year maturities. At March 31, 2006 and December 31, 2005, the Company had no long-term investments. At March 31, 2005, the Company had long-term investments totaling $3,730, which were included in “Other assets” in the balance sheet.

The Company classifies all investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information. There were no unrealized gains or losses at March 31, 2006, March 31, 2005 and December 31, 2005. The cost of securities sold is based on the specific identification method.

Concentration of credit risk is managed by diversifying investments among a variety of high credit-quality issuers.

5.	Inventories

Inventories consist of the following:

	March 31,
	2006	2005	December 31, 2005
Raw materials	$30,148	$37,572	$31,954
Work in process	13,387	7,460	11,220
Finished goods	141,723	103,228	150,629
Allowances	(21,525)	(18,971)	(24,731)

Inventories, net	$163,733	$129,289	$169,072

At March 31, 2006 and 2005, the Company accrued liabilities for cancelled purchase orders totaling $4,030 and $4,463, respectively. At December 31, 2005, the Company accrued $4,937 for cancelled purchase orders.

6.	Income Taxes

The income tax benefit rate recognized in the statement of operations was 13.9% and 29.5% for the three months ended March 31, 2006 and 2005, respectively.

The differences between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was as follows:

	March 31,
	2006	2005
Income tax (benefit) at the statutory rate	(35.0)%	(35.0)%
State income taxes	2.4%	(2.6)%
International operations	15.1%	8.3%
Tax exempt interest	2.1%	0.9%
Nondeductible items	(2.3)%	(0.7)%
Research and development credits	6.3%	0%
Other	(2.5)%	(0.4)%

Income tax benefit	(13.9)%	(29.5)%

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

7.	Comprehensive Loss

Comprehensive loss is comprised of net loss and currency translation adjustment.

	Three Months Ended March 31,
	2006	2005
Net loss	$(23,596)	$(19,879)
Currency translation adjustment	(249)	(342)

Comprehensive loss	$(23,845)	$(20,221)

8.	Derivative Financial Instruments

At March 31, 2006 and 2005, the Company had outstanding foreign exchange forward contracts, all with maturities of approximately one month, to purchase and sell the equivalent of approximately $53,221 and $19,500, respectively in foreign currencies, including British Pounds, Canadian Dollars, Euros and Mexican Pesos. The fair market value of these instruments at March 31, 2006, of $181 was recorded in accrued liabilities and the fair market value at March 31, 2005 was $586. The Company believes the counterparties to these contracts are creditworthy multinational commercial banks and thus the risks of counterparty nonperformance associated with these contracts are not considered to be material. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no assurances that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations.

The Company recorded a net loss of $637 and a net gain of $1,084 on the foreign currency forward contracts for the quarters ended March 31, 2006 and 2005, respectively. The Company also recorded a net gain of $940 and a net loss of $683 on the underlying transactions denominated in foreign currencies for the quarters ended March 31, 2006 and 2005, respectively.

9.	Net Loss Per Share

The Company follows the provisions of Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (SFAS 128), which requires the presentation of basic net income (loss) per common share and diluted net income (loss) per common share. Basic net income (loss) per common share excludes any dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2006	2005
Numerator:
Net loss	$(23,596)	$(19,879)

Denominator:
Basic and Diluted
Class A and B — weighted average shares	62,469	61,187

Net loss per Class A and B share:
Basic	$(0.38)	$(0.32)

Diluted	$(0.38)	$(0.32)

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

If the Company had reported net income for the quarters ended March 31, 2006, and 2005, the calculations of diluted net income per Class A and B share would have included as of March 31, 2006 and 2005 additional common equivalent shares of 436 and 537, respectively, related to outstanding stock options and unvested restricted stock.

10.	Segment Reporting

The Company’s reportable segments include U.S. Consumer, International and Education and Training. The Company records all indirect expenses and assets as a part of the U.S. Consumer segment, and does not allocate these expenses or items to its International and Education and Training segments.

The U.S. Consumer segment includes the design, production and marketing of electronic educational toys and books, sold primarily through the retail channels. For the International segment, the Company designs, markets and sells products primarily in the non-U.S. Consumer product market. The Education and Training segment includes the design, production and marketing of educational books and technology platforms sold primarily to school systems.

	Net Sales	Income (Loss) from Operations
Three Months Ended March 31, 2006
U.S. Consumer	$46,800	$(25,973)
International	12,041	(2,037)
Education and Training	7,707	(1,179)

Total	$66,548	$(29,189)

Three Months Ended March 31, 2005
U.S. Consumer	$44,260	$(30,018)
International	17,533	728
Education and Training	10,066	191

Total	$71,859	$(29,099)

Due to the seasonal nature of our business, the first quarter sales trend and product mix is not necessarily indicative of our expected full year results.

11.	Commitments and Contingencies

In March 2006, the Company amended the lease for its corporate headquarters located in Emeryville, California, to acquire additional space, effective January 1, 2007 or earlier at the Company’s option. The Company’s minimum lease obligation over the term of the lease which terminates in 2016 is $5,216.

Legal Proceedings

The Company is a party to various pending claims and lawsuits. The Company intends to defend or pursue these suits vigorously.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Tinkers & Chance v. LeapFrog Enterprises, Inc.

In August 2005, a complaint was filed against the Company in the federal district court for the eastern district of Texas by Tinkers & Chance, a Texas partnership. The complaint alleges that the Company has infringed, and induced others to infringe, United States Patent No. 6,739,874 by making, selling and/or offering for sale in the United States and/or importing the Company’s LeapPad and Leapster platforms and other unspecified products. Tinkers & Chance seeks unspecified monetary damages, including triple damages based on its allegation of willful and deliberate infringement, attorneys’ fees and injunctive relief. On February 28, 2006, Tinkers & Chance filed a motion to amend the original complaint to add a claim that the Company is infringing United States Patent No. 7,006,786, and on March 28, 2006, Tinkers & Chance filed a motion to add a claim that the Company is infringing United States Patent No. 7,018,213. Both of these motions have been granted. On April 18, 2006, Tinkers & Chance filed a motion to further amend the complaint to add a claim that the Company is infringing United States Patent No. 7,029,283. Discovery has just begun, and trial is scheduled for June 2007.

The Company has not accrued any amount related to this matter based on its belief that it is not probable that a liability has been incurred and the amount of liability, if any, is not currently estimable.

LeapFrog Enterprises, Inc. v. Fisher-Price, Inc. and Mattel, Inc.

In October 2003, the Company filed a complaint in the federal district court for the district of Delaware against Fisher-Price, Inc., alleging that the Fisher-Price PowerTouch learning system violates United States Patent No. 5,813,861. In September 2004, Mattel, Inc. was joined as a defendant. The Company is seeking damages and injunctive relief. Following a trial the district court declared a mistrial because the jury was unable to reach a unanimous verdict, and the parties stipulated to have the case decided by the court based on the seven-day trial record. On March 30, 2006, the district court issued an order entering judgment in favor of Fisher-Price, Inc. with respect to patent infringement and invalidated claim 25 of the Company’s United States Patent No. 5,813,861. On May 1, 2006, the Company filed a notice of appeal with the court of appeal for the Federal Circuit Court.

LeapFrog Enterprises, Inc. v. Lexington Insurance Co.

In October 2004, the Company filed a complaint in the Superior Court of the State of California, County of Alameda, against Lexington Insurance Co., alleging breach of contract and bad faith in denying the Company coverage for the Company’s costs with respect to patent infringement claims filed against the Company in three prior litigations. The Company is seeking approximately $3.5 million in damages to recover the Company’s defense fees and indemnity payments. On January 4, 2006, the court granted the Company’s motion for summary adjudication on three causes of action. The parties have scheduled formal mediation for July 2006 as a means of arriving at a settlement of this matter.

Stockholder Class Actions

In December 2003, April 2005 and June 2005, six purported class action lawsuits were filed in federal district court for the northern district of California against the Company and certain of its current and former officers and directors alleging violations of the Securities Exchange Act of 1934. These actions have since been consolidated into a single proceeding captioned In Re LeapFrog Enterprises, Inc. Securities Litigation.

On January 27, 2006, the lead plaintiffs in this action filed an amended and consolidated complaint. This complaint purports to be a class action seeking unspecified damages on behalf of persons who acquired the Company’s Class A common stock during the period July 24, 2003 through October 18, 2004. The complaint alleges that the defendants caused the Company to make false and misleading statements about the Company’s business and forecasts about the Company’s financial performance, that certain of its individual officers and directors sold portions of their stock holdings while in the possession of adverse, non-public information, and that certain of the Company’s financial statements were false and misleading. On March 27, 2006, the Company filed a motion to dismiss the amended and consolidated complaint. The motion is scheduled to be heard on July 21, 2006. Discovery has not commenced and a trial date has not been set.

The Company has not accrued any amount related to this matter because it is not probable that a liability has been incurred and the amount of liability, if any, is not currently estimable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read with our financial statements and notes included elsewhere in this quarterly report on Form 10-Q. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” and “would” or any variations of words with similar meanings. These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, risks and uncertainties discussed in this report, including those discussed in Part II, Item 1A under the heading “Risk Factors” and those that are or may be discussed from time to time in our public announcements and filings with the SEC, such as in our 2005 Form 10-K , under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our future Forms 8-K, 10-Q and 10-K. We undertake no obligation to revise the forward-looking statements contained in this quarterly report on Form 10-Q to reflect events or circumstances occurring after the date of the filing of this report.

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

We design, develop and market technology-based educational platforms, related interactive content research-based curriculum, and stand-alone products for sale to retailers, distributors and schools. We operate three business segments, which we refer to as U.S. Consumer, International, and Education and Training. For further information regarding our three business segments, see Note 10 to our consolidated financial statements contained in this report.

Our U.S. Consumer segment represented 70% of our first quarter 2006 sales. The majority of this segment’s sales by retailers occurs in the toy aisle of several major U.S. retailers. The market for toy retailers has seen, and continues to see, consolidation. In addition to the traditional channel of specialty toy retailers, of which Toys “R” Us has become the major player, the mass-market retail channel has grown in importance. For example, Wal-Mart, Target and a number of regional mass-market retailers have seen growth in their market shares within the U.S. toy retail market. The mass-market retailers have certain competitive advantages in the highly seasonal toy market because they have the ability to dedicate a significant amount of shelf space to toys during the fall holiday season, and then reduce the allocated shelf space for toys during the rest of the year. In addition, these mass-market retailers have greater financial resources and lower operating expenses than traditional specialty toy retailers and have driven down pricing and reduced profit margins for us and other players in the retail toy industry. We anticipate that the toy industry’s dependence on mass-market retailers will continue to grow. Partially as a result of the influence of the mass-market retailers, Toys “R” Us conducted a strategic evaluation of its worldwide assets, and in July 2005 was acquired by a private investment group. In January 2006, Toys “R” Us announced it will close 75 store locations and convert another 12 locations into Babies “R” Us stores and it expects these store closings to be completed during the first half of 2006. This restructuring will result in a reduction of the number of products that Toys “R” Us purchases from us, though the dollar impact is currently unknown.

In our International segment, we sell our products outside the United States directly to retailers and through various distribution and strategic arrangements. We have four direct sales offices in the United Kingdom, Canada, France and Mexico. We also maintain various distribution and strategic arrangements in countries such as Australia, Japan, Germany and Spain among others. The International segment represented approximately 18% of our total net sales during the first quarter of 2006.

Our Education and Training segment, which is represented almost entirely by our SchoolHouse division, currently targets the pre-kindergarten through 8th grade school market in the United States, including sales directly to educational institutions, to teacher supply stores and through catalogs aimed at educators. The Education and Training segment represented approximately 12% of our total net sales during the first quarter of 2006.

Business Update

We continue to focus on the three objectives listed below.

•	Managing our cost structure to improve long-term profitability;

•	Strengthening our infrastructure and business processes; and

•	Introducing new products and programs that strengthen the product line for the long-term.

Although we have made significant progress, there remains work to be completed and additional actions need to be taken to further strengthen our infrastructure and business processes.

Specifically, we are taking the following steps to further improve our cost structure and our business processes by:

•	Installing the second phase of an Oracle 11i enterprise resource planning, or ERP, system. This system will improve the linkage between sales forecasting and inventory planning, and improve service levels as well as the quality and timeliness of information available on which to make decisions.

•	Continuing our transition to a turnkey mode of operations, whereby contract manufacturers will manage the supply of raw materials into the manufacturing process. These “turnkey” operations provide a more effective supply chain process by allowing our engineering resources to focus on product design and manufacturability while our contract manufacturers manage the supply of raw materials into the process.

•	Rationalizing creative and business processes to drive innovation and reduce bureaucracy.

To introduce new products and programs that strengthen the product line we will be:

•	Introducing Little Leaps and Leapster TV in 2006 - our first simultaneous domestic and international launches.

•	Introducing Spanish and French version of Leapster, and expanding the number of Leapster software titles available in other markets.

•	Introducing five new products to the SchoolHouse market, including LeapTrack Reading Pro, a classroom solution for slow readers, and Picture Dictionary, an interactive book for English learners.

•	Expanding software offerings for the FLY Pentop Computer.

•	Pursuing third-party outbound licensing opportunities.

•	Expanding our international markets.

Laying the foundation for profitable growth will require us to increase our investment in research and development over 2005 levels, while continuing to support strong marketing programs. The impact of these investments will not be realized until after 2006.

Summary of Current Results

Our consolidated net sales in the first quarter of 2006 were $66.5 million, a decrease of $5.4 million or 7% compared to the same period in 2005. On a constant currency basis which assumes that foreign currency exchange rates were the same in 2006 as 2005, total company net sales decreased 7% from 2005 to 2006. Net sales declined in our International and Education and Training segments partially offset by a net sales increase in our U.S. Consumer segment. The U.S. Consumer business increased primarily due to increased sales of our Leapster products including related software and accessories. This net sales increase was partially offset by continuing declines in our LeapPad family of products in the U.S. Consumer segment. The decline in our International segment was driven by lower sales in the U.K. market. The sales decline in our Education and Training segment was primarily due to a continuation of prior year trends.

As we ended 2005, inventory levels at our U.S. retailers increased over the prior year, due in part to the stocking of the FLY Pentop Computer for the 2005 holiday season. We believe overall retail inventories will be reduced in 2006, which would unfavorably impact our 2006 sales.

Our first quarter gross margin decreased by 1.3 percentage points to 37.3% in 2006 from 38.6 % in the same period of 2005. The unfavorable segment mix contributed to the overall decline in gross margin. The International and Education and Training segments typically have higher gross margins than the U.S. Consumer segment. These segments were proportionately less of total company sales mix compared to the first quarter of 2005. In our International segment there was a decline of 9.4 percentage points primarily due to higher sales allowances and discounts, unfavorable product mix and the impact of fixed warehouse costs on a lower sales base. Gross margin improved in the U.S. Consumer segment by 2.9 percentage points primarily due to improved product mix and lower allowances for defective products. The decrease in our Education and Training segment’s gross margin of 1.0 percentage point was primarily due to unfavorable product mix and the impact of fixed warehouse costs on reduced sales volume.

Our selling, general and administrative expenses decreased by $0.4 million, or 1%, during the first quarter of 2006 compared to the same period in 2005. Selling, general and administrative expenses consist primarily of salaries and related employee benefits, legal fees, marketing expenses, systems costs, rent, office equipment, supplies and professional fees. The decrease was primarily due to a reduction of legal fees. This reduction was partially offset by compensation expense resulting from the recognition of stock-based payments under the provisions of SFAS 123(R) for stock options for the first time and for other equity-based programs.

Total stock-based compensation expense was $2.4 million and $0.3 million during the first quarter of 2006 and 2005, respectively. Included in the $2.4 million was $0.6 million related to employee stock options of which $0.4 million was in selling general and administrative expense and $0.2 million was in research and development expense. There was no corresponding expense for the first quarter of 2005. For the first quarter of 2006, stock-based compensation expense of $1.5 million was recorded in selling general and administrative expense compared to $0.1 million for the same period in 2005, and the remainder was recorded in research and development expense. We expect equity-based compensation expense for the full year to be approximately $6 million higher than in 2005.

Our research and development expenses decreased by $2.2 million, or 15%, in the first quarter of 2006 compared to same period in 2005. The decrease was primarily due to timing as we expect the full year research and development costs to exceed 2005 levels. Included in research and development expenses in the first quarter of 2006 was $0.8 million of equity-based compensation compares to $0.3 million in 2005. Research and development expenses consist primarily of costs associated with content development, product development and product engineering.

Our loss from operations increased by $0.1 million to $29.2 million during the first quarter of 2006 from $29.1 million during the first quarter of 2005. The increased loss was primarily due to lower sales and lower gross margin, partially offset by lower operating expenses.

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

Our significant accounting policies are described in Note 2 to our consolidated financial statements in our 2005 Form 10-K. Certain accounting policies are particularly important to the presentation of our financial position and results of operations and require the application of significant judgment by our management. We believe the following critical accounting policies are the most significant in affecting judgments and estimates used in the preparation of our consolidated financial statements.

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

We disclose our allowances for doubtful accounts on the face of the balance sheet. Our other receivable allowances include allowances for product returns, chargebacks, defective products and promotional markdowns. These other allowances totaled $25.6 million, $30.7 million and $44.4 million at March 31, 2006, March 31, 2005 and December 31, 2005, respectively. The decrease in other receivable allowances was primarily due to lower allowance for price corrections, offset by higher promotional allowances. These allowances are recorded as reductions of gross accounts receivable.

Inventory Valuation

Inventories are stated at the lower of cost, measured on a first-in, first-out basis, or market value. Our estimate of the allowance for slow-moving, excess and obsolete inventories is based on our management’s review of on hand inventories compared to their estimated future usage, demand for our products, anticipated product selling prices and products planned for discontinuation. If actual future usage, demand for our products and anticipated product selling prices are less favorable than those projected by our management, additional inventory write-downs may be required. Management monitors these estimates on a quarterly basis. When considered necessary, management makes additional adjustments to reduce inventory to its net realizable value, with corresponding increases to cost of goods sold. Allowances for excess and obsolete inventory were $21.1 million, $17.6 million and $24.2 million at March 31, 2006, March 31, 2005 and December 31, 2005, respectively, and are recorded as a reduction of gross inventories.

Valuation of work-in-process inventory is an estimation of our liability for products in production at the end of each fiscal period. This estimation is based upon normal production lead-times for products we have scheduled to receive in subsequent periods, plus a valuation of products we specifically know are either completed or delayed in production beyond the normal lead-time flow. To the extent that actual work-in-process differs from our estimates, inventory and accounts payable may need to be adjusted.

Intangible Assets

Intangible assets include the excess purchase price over the cost of net assets acquired, or goodwill. Goodwill arose from our September, 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, and our acquisition of substantially all the assets of Explore Technologies in July 1998. Our intangible assets had a net balance of $27.2 million, $29.0 million and $27.6 million at March 31, 2006, March 31, 2005 and December 31, 2005, respectively and is allocated to our U.S. Consumer segment. Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and other intangibles with indefinite lives are tested for impairment at least annually. At March 31, 2006, March 31, 2005 and December 31, 2005, we had $19.5 million of goodwill and other intangible assets with indefinite lives. We tested our goodwill and other intangible assets with indefinite lives for impairment during the fourth quarter of 2005 by comparing their carrying values to their estimated fair values. As a result of this assessment, we determined that no adjustments were necessary to the stated values.

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

Stock-Based Compensation

At March 31, 2006, we had stock-based compensation plans for employees and nonemployee directors which authorized the granting of various equity-based incentives including restricted stock, restricted stock units and stock options. The vesting periods for restricted stock and restricted stock units are generally three and four years, respectively. We also grant stock options to certain of our employees for a fixed number of shares with an exercise price generally equal to the fair value of the shares on the date of grant. These options generally vest over a four year period.

Prior to January 1, 2006, we accounted for the stock-based compensation plans under the measurement and recognition provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, permitted under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). As a result, stock-based compensation was included as a pro forma disclosure in the Notes to the financial statements.

Effective, January 1, 2006, we adopted the recognition provisions of Statement of Financial Accounting Standard No. 123 (R), “Share-Based Compensation” (SFAS 123(R)), using the modified-prospective transition method. Under this transition method, compensation cost in 2006 included the portion vesting in the period for (1) all share-based payments granted prior to, but not vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for the prior periods have not been restated.

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. The total grant date fair value is recognized over the vesting period of the options. The weighted-average assumptions for the expected life and the expected stock price volatility used in the model require the exercise of judgment. The expected life of the options represent the period of time the options are expected to be outstanding and is based on the guidance provided in the SEC Staff Accounting Bulletin No. 107 on Share-Based Payment. Expected stock price volatility is based on a consideration of historical and implied volatilities, as well as the volatilities of others public entities in our industry. The risk–free interest rate used in the model is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the expected life.

Restricted stock awards and restricted stock units are payable in shares of our Class A common stock. The fair value of each restricted stock or unit is equal the market price of the Company’s stock at the date of grant. The grant date fair value is recognized in income over the vesting period of these stock-based awards. The cost of our performance-based equity awards are expensed based on achieving pre-established financial measures, including certain stock price milestones. Stock-based compensation arrangements to non-employees are accounted for using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms.

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

RESULTS OF OPERATIONS

The following table sets forth selected information concerning our results of operations as a percentage of consolidated net sales for the periods indicated:

	Three Months Ended March 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	62.7	61.4

Gross profit	37.3	38.6
Operating expenses:
Selling, general and administrative	49.3	46.2
Research and development	18.8	20.5
Advertising	9.3	9.0
Depreciation and amortization	3.8	3.4

Total operating expenses	81.2	79.1

Loss from operations	(43.9)	(40.5)
Interest and other income (expense) net	2.6	1.3

Loss before benefit for income taxes	(41.3)	(39.2)
Benefit for income taxes	(5.8)	(11.6)

Net loss	(35.5)%	(27.6)%

Net Sales

Net sales decreased by $5.4 million, or 7% to $66.5 million in the three months ended March 31, 2006 from $71.9 million in the comparable period of 2005. On a constant currency basis, which assumes that the foreign currency rates were the same in the first quarter of 2006 as in the same period of 2005, our net sales decreased by 7%. A net sales increase in our U.S. Consumer segment was exceeded by the net sales decrease in our International and Education and Training segments.

Net sales for each segment, in dollars and as a percentage of total company net sales, were as follows:

	Three Months Ended March 31,
	2006		2005		Change
Segment	$ (1)	% of Total Company Sales	$ (1)	% of Total Company Sales	$ (1)%
U.S. Consumer	$46.8	70%	$44.3	62%	$2.5	6%
International	12.0	18%	17.5	24%	(5.5)	(31)%
Education and Training	7.7	12%	10.1	14%	(2.4)	(24)%

Total Company	$66.5	100%	$71.9	100%	$(5.4)	(7)%

(1)	In millions

U.S. Consumer.

Net sales of platform, software and stand-alone products in dollars and as a percentage of the segment’s net sales were as follows:

	Net Sales				% of Total
	Three Months Ended March 31,		Change		Three Months Ended March 31,
	2006 (1)	2005 (1)	$ (1)%		2006	2005
Platform	$10.9	$11.6	$(0.7)	(6)%	23%	26%
Software	22.8	17.9	4.9	27%	49%	41%
Stand-alone	13.1	14.8	(1.7)	(11)%	28%	33%

Net Sales	$46.8	$44.3	$2.5	(6)%	100%	100%

(1)	In millions

The net sales increase in the U.S. Consumer segment during the first quarter of 2006 compared to the same period in 2005 was a due to strong sales of Leapster and Leapster L-MAX products, partially offset by continuing declines in the LeapPad family of products.

International. Foreign currency exchange rates unfavorably impacted our International segment’s results. Had foreign exchange rates been unchanged from those during the same time period in 2005, our International segment’s sales decline would have been 28% instead of 31%. The net sales decrease in this segment was primarily due to:

•	Lower sales in the U.K. due to higher retail inventories of Leapster and LeapPad products.

•	Significant competition in the U.K. market.

•	Higher discounts and allowances in Canada and Mexico.

Education and Training. Our Education and Training segment’s net sales decrease was due to lower sales of our classroom solutions.

Gross Profit

Gross profit for each segment and the related percentage of the segment’s net sales (gross margin) were as follows:

	Three Months Ended March 31,
	2006		2005		Change
Segment	$ (1)	% of Segment Net Sales	$ (1)	% of Segment Net Sales	$ (1)%
U.S. Consumer	$15.7	33.5%	$13.6	30.6%	$2.1	15%
International	4.2	34.6%	7.7	44.0%	(3.5)	(45)%
Education and Training	4.9	63.6%	6.5	64.6%	(1.6)	(25)%

Total Company	$24.8	37.3%	$27.8	38.6%	$(3.0)	(11)%

(1)	In millions

U.S. Consumer. The 2.9 percentage point increase in our gross profit margin for the first quarter of 2006 compared to the same period in 2005 was primarily due to improved product mix from higher software sales and reduced sales of lower-margin and stand-alone products.

International. The 9.4 percentage point decline in gross profit margin was primarily due to higher sales allowances and discounts, unfavorable product mix, and the impact of fixed warehouse costs on a lower sales base, partially offset by lower product cost.

Education and Training. The 1.0 percentage point decrease in our Education and Training segment’s gross margin year-over-year was primarily due to unfavorable product mix and the impact of fixed warehouse costs on reduced sales volume, partially offset by lower content amortization expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for each segment and the related percentage of the segment’s net sales were as follows:

	Three Months Ended March 31,
	2006		2005		Change
Segment	$ (1)	% of Segment Net Sales	$ (1)	% of Segment Net Sales	$ (1)%
U.S. Consumer	$23.9	51.1%	$23.4	53.0%	$0.5	2%
International	4.0	33.3%	4.2	23.7%	(0.2)	(5)%
Education and Training	4.9	63.6%	5.6	55.4%	(0.7)	(12)%

Total Company	$32.8	49.3%	$33.2	46.2%	$(0.4)	(1)%

(1)	In millions

We record all of our indirect expenses in our U.S. Consumer segment and do not allocate these expenses to our International and Education and Training segments.

The overall $0.4 million decrease in selling, general and administrative expenses was primarily due to:

•	Lower legal expenses of approximately $3.0 million primarily attributable to litigation costs we incurred in the first quarter of 2005, which did not repeat during the first quarter of 2006.

•	Benefits of cost reduction resulting from the 2005 workforce reduction.

These factors were partially offset by:

•	Higher compensation expense due to adoption of SFAS 123 (R) effective January 1, 2006, requiring expense recognition of stock options granted to employees for the first time as well as higher compensation expense for performance shares, restricted stock units and restricted stock awards. Total equity-based compensation expense for the first quarter of 2006 was $1.5 million compared to $0.1 million for the same period in 2005.

•	Higher information technology expenses of approximately $2.0 million for employee and consulting costs associated with our ERP system.

For the full year, we expect to recognize $6.0 million more in expense for equity-based compensation in 2006, than in 2005, of which a portion will be included in research and development expenses relating to employees working in that department.

Research and Development Expenses

Research and development expenses for each segment and the related percentage of the segment’s net sales were as follows:

	Three Months Ended March 31,
	2006		2005		Change
Segment	$ (1)	% of Segment Net Sales	$ (1)	% of Segment Net Sales	$ (1)%
U.S. Consumer	$10.6	22.6%	$13.2	29.9%	$(2.6)	(20)%
International	0.8	6.7%	0.8	4.6%	0.0	0%
Education and Training	1.1	14.3%	0.7	6.9%	0.4	57%

Total Company	$12.5	18.8%	$14.7	20.5%	$(2.2)	(15)%

(1)	In millions

We record all of our indirect expenses in our U.S. Consumer segment and do not allocate these expenses to our International and Education and Training segments.

Research and development expenses decreased in relation to the prior year due to spending related to the FLY platform in the first quarter of 2005 in preparation for the Fall release, while the Education and Training segment had slightly increased spending. In addition, during the first quarter of 2006, we capitalized approximately $1.4 million of our content development costs. During the same period of 2005, we capitalized $0.5 million. Offsetting these decreases we recorded $0.8 million for equity-based compensation expense in the first quarter of 2006, compared to $0.2 million for the first quarter of 2005.

We expect to increase our overall spending on research and development in 2006 over 2005 levels to support development of new offerings and the expansion of current product lines.

Research and development expenses, which we classify into two categories, product development and content development, were as follows:

	Three Months Ended March 31,
	2006		2005		Change
	$ (1)	% of Net Sales	$ (1)	% of Net Sales	$ (1)%
Product development	$7.1	10.7%	$6.9	9.6%	$0.2	3%
Content development	5.4	8.1%	7.8	10.9%	(2.4)	(31)%

Research and Development	$12.5	18.8%	$14.7	20.5%	$(2.2)	(15)%

(1)	In millions.

Advertising Expense

Advertising expenses during the quarter for each segment and related percentage of our total net sales were as follows:

	Three Months Ended March 31,
	2006		2005		Change
Segment	$ (1)	% of Segment Net Sales	$ (1)	% of Segment Net Sales	$ (1)%
U.S. Consumer	$4.8	10.3%	$4.5	10.1%	$0.3	7%
International	1.4	11.7%	2.0	11.2%	(0.6)	(30)%
Education and Training	0.0	0.0%	0.0	0.0%	0.0	0%

Total Company	$6.2	9.3%	$6.5	9.0%	$(0.3)	(5)%

(1)	In millions

The decrease in advertising expense for the first quarter of 2006 as compared to the corresponding period of the prior year was primarily due to lower television advertising in the U.K. and Canada. Although we did an advertising campaign in the U.K. to launch new spring products during the quarter, our U.K. advertising expense declined by $0.5 million compared to the same period in 2005. The decrease in Canada was due to plans to shift all television advertising to Fall of 2006.

Historically, our advertising expense increases significantly in dollars and as a percentage of net sales starting in the third and most heavily in the fourth quarters due to the concentration of our television advertising in the pre-holiday selling period. We anticipate that this seasonal trend will continue in 2006, but we expect that our full-year advertising spending will be consistent as a percentage of sales with historical levels.

Depreciation and Amortization Expenses (excluding depreciation of tooling and amortization of content development expenses, which are included in cost of sales)

Depreciation and amortization expenses increased by $0.1 million, or 4%, from $2.4 million in the first quarter of 2005, to $2.5 million in the first quarter of 2006. As a percentage of net sales, depreciation and amortization expenses increased to 3.8% in the first quarter of 2006 compared to 3.4% for the same period in 2005.

Income (Loss) From Operations

Income or loss from operations for each segment and the related percentage of segment net sales were as follows:

	Three Months Ended March 31,
	2006		2005		Change
Segment	$ (1)	% of Segment Net Sales	$ (1)	% of Segment Net Sales	$ (1)%
U.S. Consumer	$(26.0)	(55.6)%	$(30.0)	(67.8)%	$4.0	(13)%
International	(2.0)	(16.7)%	0.7	4.2%	(2.7)	(386)%
Education and Training	(1.2)	(15.6)%	0.2	1.9%	(1.4)	(700)%

Total Company	$(29.2)	(43.9)%	$(29.1)	(40.5)%	$(0.1)	0%

(1)	In millions.

We record all of our indirect expenses in our U.S. Consumer segment and do not allocate these expenses to our International and Education and Training segments.

U.S. Consumer. The lower loss from operations in our U.S. Consumer segment is primarily due to higher net sales, higher gross margin and lower operating expenses.

International. Our International loss from operations is primarily due to lower net sales and lower gross margin.

Education and Training. The Education and Training segment’s loss from operations was primarily due to lower net sales and lower gross margin.

Other

Net interest income increased by $0.5 million from $0.9 million in the first quarter of 2005 to $1.4 million in the first quarter of 2006. This increase was due to higher market interest rates and from increasing the percentage of investments in higher–rate taxable interest securities compared to tax-exempt securities.

Other income (expense), net consisted primarily of foreign currency and related activities, increased by $0.4 million, from income of $0.1 million in the first quarter of 2005 to income of $0.5 million in the first quarter of 2006.

Our effective tax rate was 13.9% for the three months ended March 31, 2006 compared to 29.5% for the same period in 2005. The lower effective tax rate in 2006 was primarily due to the benefits resulting from our international sourcing arrangements and research and development credits. We currently anticipate our effective income tax rate for the full-year to be approximately 14%.

Net Loss

In the first quarter of 2006, our net loss was $23.6 million, or 35% of net sales, as a result of the factors described above. In the same period of 2005, our net loss was $19.9 million, or 28% of net sales.

SEASONALITY

Our business is subject to significant seasonal fluctuations. The substantial majority of our net sales and almost all of our net income are realized during the third and fourth calendar quarters. In addition, our quarterly results of operations have fluctuated significantly in the past, and can be expected to continue to fluctuate significantly in the future, as a result of many factors, including:

•	seasonal influences on our sales, such as the holiday shopping season and back-to-school purchasing;

•	unpredictable changes in consumer preferences and spending trends;

•	the need to increase inventories in advance of our primary selling season; and

•	the timing of orders by our customers and timing of introductions of our new products.

For a discussion of these and other factors affecting seasonality, see - “Our business is seasonal, and therefore our annual operating results will depend, in large part, on sales relating to the brief holiday season” discussed in Part II, Item 1A, under the heading “Risk Factors.”

LIQUIDITY AND CAPITAL RESOURCES

LeapFrog’s primary sources of liquidity during the three months ended March 31, 2006 have been:

•	Existing cash and cash equivalents balances.

•	Cash received from the collection of accounts receivable balances generated from sales in the fourth quarter of 2005 and the first quarter of 2006.

Cash and related balances are:

	March 31,
	2006(1)	2005(1)	Change(1)
Cash and cash equivalents	$97.6	$35.3	$62.3
Short-term investments	104.7	150.8	(46.1)

	$202.3	$186.1	$16.2

% of total assets	39%	38%

(1)	In millions.

Financial Condition

We believe our current cash and short-term investments, anticipated cash flow from operations and future seasonal borrowings, if any, will be sufficient to meet our working capital and capital requirements through at least the end of 2006.

Cash and cash equivalents increased by $49.2 million during the three months ended March 31, 2006 compared to a decrease of $25.2 million during the same period in 2005. The change in cash and cash equivalents was as follows:

	March 31,
	2006(1)	2005(1)	Change(1)
Net cash provided by operating activities	$133.1	$90.6	$42.5
Net cash (used in) provided by investing activities	(84.6)	(116.2)	31.6
Net cash provided by (used in) financing activities	1.3	3.2	(1.9)
Effect of exchange rate changes on cash	(0.6)	(2.8)	2.2

Increase (decrease) in cash and cash equivalents	$49.2	$(25.2)	$74.4

(1)	In millions.

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

	Cash Flow From Operating Activities
	2006 (1)	2005 (1)	2004 (1)
1st Quarter	$133.1	$90.6	$108.3
2nd Quarter	NA	65.3	(31.8)
3rd Quarter	NA	(20.6)	(48.5)
4th Quarter	NA	(110.6)	(27.9)

Total	NA	$(24.7)	$0.1

(1)	In millions.

In November 2005 we entered into a $75.0 million asset-based revolving credit facility with Bank of America. Availability under this agreement was $23.9 million as of March 31, 2006. The borrowing availability varies according to the levels of our accounts receivable, inventory and cash and investment securities deposited in secured accounts with the administrative agent or other lenders.

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

Operating Activities

The $42.5 million increase in net cash provided by operating activities for the three months ended March 31, 2006 compared to the same period in 2005 was primarily due to the following factors:

•	Higher collections of accounts receivable in the first quarter of 2006 compared to the same period in 2005.

•	Reduced raw material purchases.

Working Capital – Major Components

Accounts receivable

Gross accounts receivable was $51.9 million at March 31, 2006, $71.7 million at March 31, 2005 and $259.1 million at December 31, 2005. Allowances for doubtful accounts were $1.6 million at March 31, 2006, $2.4 million at March 31, 2005 and $1.3 million at December 31, 2005. Our days-sales-outstanding, or DSO, at March 31, 2006 was 67 days compared to 86.8 days at March 31, 2005. Our DSO at December 31, 2005 was 93.3 days. The improved level of days sales outstanding is generally due to the segment mix of accounts receivable. Our international markets generally have longer payment terms. We have also improved the timeliness of resolution of disputed sales discounts and allowances over the same period last year.

Allowances for doubtful accounts, as a percentage of gross accounts receivable, was 3.1% at March 31, 2006 compared to 3.3% at March 31, 2005. At December 31, 2005, allowances for accounts receivable were 0.5% of gross accounts receivable.

Inventory

Inventory, net of allowances, was $163.7 million at March 31, 2006, $129.3 million at March 31, 2005 and $169.1 million at December 31, 2005. Inventory decreased by $5.4 million, or 3%, from December 31, 2005 to March 31, 2006. This decrease from year end is consistent with the seasonality of our business and overall sales growth. Our inventory levels have been higher than desired therefore, we are implementing strategies to better forecast and control our inventories.

Deferred income taxes

We recorded a current deferred tax asset of $11.1 million at March 31, 2006, $34.2 million at March 31, 2005 and $10.7 million at December 31, 2005. The year-over-year decrease in our deferred income tax asset was primarily due to the timing of realizing other deferred tax assets and the receipt of a tax refund during the fourth quarter of 2005.

We recorded a non-current deferred tax asset of $19.3 million at March 31, 2006, $7.1 million at March 31, 2005 and $16.6 million at December 31, 2005. The increase was primarily due to additional research and development credits available to be carried forward in future periods.

Accounts payable

Accounts payable was $22.5 million at March 31, 2006, $32.2 million at March 31, 2005 and $74.3 million at December 31, 2005. The decreases in accounts payable reflect reduced inventory purchases in the first quarter of 2006.

Income taxes payable

Income taxes payable was $0.4 million at March 31, 2006, $6.8 million at March 31, 2005 and $1.8 million at December 31, 2005. The decrease from March 31, 2005 to March 31, 2006 was primarily due to changes in estimates of our liability based on our assessment of current conditions.

In the first three months of 2006, $0.8 million in income tax payments were made. We paid $0.4 million in the same period of 2005. The income tax payments were primarily due to foreign income taxes resulting from taxable income in our International business segment.

Investing Activities

Net cash used in investing activities was $84.6 million in the first quarter ended March 31, 2006, compared to a use of $116.2 million for the same period in 2005. The primary components of net cash used in investing activities for the first quarter of 2006 compared to the same period in 2005 were:

•	Net purchases of investments of $179.7 million in 2006 compared with purchases of $190.7 million in 2005.

•	Sale of short-term investments of $98.8 million in 2006 compared to $76.5 million in 2005.

Financing Activities

Net cash provided by financing activities was $1.3 million in the first quarter ended March 31, 2006 compared to $3.2 million for the same period in 2005. The primary component of cash provided by financing activities in both years was proceeds received from the exercise of stock options and purchases of our Class A common stock pursuant to our employee stock purchase plan.

Commitments

In March 2006, we amended the lease for our corporate headquarters located in Emeryville, California, to acquire additional space, effective January 1, 2007 or earlier at our option. Our minimum lease obligation over the term of the lease which terminates in 2016 is $5.2 million.

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

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements. We recorded a net loss of $0.6 and a net gain of $1.1 on the foreign currency forward contracts for the quarters ended March 31, 2006 and 2005, respectively. We also recorded a net gain of $0.9 and a net loss of $0.7 on the underlying transactions denominated in foreign currencies for the quarters ended March 31, 2006 and 2005, respectively.

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts that were outstanding as of March 31, 2006 follows:

Currency	Average Forward Exchange Rate	Notional Amount	Fair Value (1)
British Pound	1.73430	10,233,125	$11,167
Euro	1.19680	9,477,000	(126,818)
Canadian Dollar	1.16530	17,869,936	(9,273)
Mexican Peso	10.93050	96,154,000	(49,373)

Total			$(174,297)

(1)	In exact U.S. dollars.

Cash equivalents and short-term investments are presented at fair value on our balance sheets. We invest our excess cash in accordance with our investment policy. At March 31, 2006, March 31, 2005 and December 31, 2005, our cash was invested primarily in money market funds, municipal auction rate securities and auction preferred securities. Any adverse changes in interest rates or securities prices may decrease the value of our short-term investments and operating results.

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

The evaluation of our disclosure controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this report. In the course of the controls evaluation, we reviewed and identified data errors and control problems and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K.

Based upon the controls evaluation, our CEO and CFO have concluded that, as a result of the matters discussed below with respect to our internal control over financial reporting, our disclosure controls as of March 31, 2006 were not effective.

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

Remediation Actions to Address Material Weakness in Internal Control over Financial Reporting

Management assessed our internal control over financial reporting as of December 31, 2005, the end of our fiscal year. Based on this assessment, management identified a material weakness in internal control over financial reporting related to the review and analysis of account reconciliations. Management believes that actions that we have taken or expect to take in 2006 will address this material weakness in our internal control over financial reporting. Some of these remediation actions are discussed below.

Remediation Actions Taken During the Quarter Ended March 31, 2006

•	Enhanced the review process and increased structured communication with our international finance controllers, including regularly scheduled calls to discuss accounting and operational issues and timely review of operating results and financial condition.

•	Increased emphasis on receiving timely and accurate international data in order to facilitate a more effective monthly close process.

•	Implemented process improvements to support timely reconciliation of all major balance sheet accounts on a monthly basis.

•	Worked with our information technology staff to ensure that adequate information for reviewing transactions posted by users with incompatible access rights is sufficient to detect inconsistent or unusual activity.

•	Planned ERP supply chain systems upgrade by the third quarter of 2006.

Remediation Actions Taken or to be Taken After the Quarter Ended March 31, 2006

•	Continue to identify and hire appropriate personnel with accounting experience commensurate with responsibilities.

•	Clearly define roles and responsibilities throughout the accounting/finance organization.

•	Work with the information technology organization to ensure that accounting/finance staff has appropriate training in Oracle 11i applications.

•	Implement ERP supply chain systems upgrade by the end of third quarter of 2006.

•	Continue strengthening of personnel through training of existing staff and recruitment of seasoned professionals to supplement existing staff.

•	Increase utilization of systems to strengthen and automate primary controls.

•	Continue to improve processes and procedures to manage oversight of control activities.

•	Rationalize the number of manual primary controls and increase reliance on automated controls.

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

Changes in Internal Control Over Financial Reporting

Except as noted above under the heading, “Remediation Actions to Address Material Weakness in Internal Control over Financial Reporting—Actions Taken During the Quarter Ended March 31, 2006,” there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are party to various pending claims and lawsuits. We intend to defend or pursue these suits vigorously.

Tinkers & Chance v. LeapFrog Enterprises, Inc.

In August 2005, a complaint was filed against us in the federal district court for the eastern district of Texas by Tinkers & Chance, a Texas partnership. The complaint alleges that we have infringed, and induced others to infringe, United States Patent No. 6,739,874 by making, selling and/or offering for sale in the United States and/or importing our LeapPad and Leapster platforms and other unspecified products. Tinkers & Chance seeks unspecified monetary damages, including triple damages based on their allegation of willful and deliberate infringement, attorneys’ fees and injunctive relief. On February 28, 2006, Tinkers & Chance filed a motion to amend the original complaint to add a claim that we are infringing United States Patent No. 7,006,786, and on March 28, 2006, Tinkers & Chance filed a motion to add a claim that we are infringing United States Patent No. 7,018,213. Both of these motions have been granted. On April 18, 2006, Tinkers & Chance filed a motion to further amend the complaint to add a claim that we are infringing United States Patent No. 7,029,283. Discovery has just begun, and trial is scheduled for June 2007.

We have not accrued any amount related to this matter based on our belief that it is not probable that a liability has been incurred and the amount of liability, if any, is not currently estimable.

LeapFrog Enterprises, Inc. v. Fisher-Price, Inc. and Mattel, Inc.

In October 2003, we filed a complaint in the federal district court for the district of Delaware against Fisher-Price, Inc., alleging that the Fisher-Price PowerTouch learning system violates United States Patent No. 5,813,861. In September 2004, Mattel, Inc. was joined as a defendant. We are seeking damages and injunctive relief. Following a trial the district court declared a mistrial because the jury was unable to reach a unanimous verdict, and the parties stipulated to have the case decided by the court, based on the seven-day trial record. On March 30, 2006, the district court issued an order entering judgment in favor of Fisher-Price, Inc. with respect to patent infringement and invalidated claim 25 of our United States Patent No. 5,813,861. On May 1, we filed a notice of appeal with the court of appeal for the Federal Circuit Court.

LeapFrog Enterprises, Inc. v. Lexington Insurance Co.

In October 2004, we filed a complaint in the Superior Court of the State of California, County of Alameda, against Lexington Insurance Co., alleging breach of contract and bad faith in denying us coverage for our costs with respect to patent infringement claims filed against us in three prior litigations. We are seeking approximately $3.5 million in damages to recover our defense fees and indemnity payments. On January 4, 2006, the court granted our motion for summary adjudication on three causes of action. The parties have scheduled formal mediation for July 2006 as a means of arriving at a settlement of this matter.

Stockholder Class Actions

In December 2003, April 2005 and June 2005, six purported class action lawsuits were filed in federal district court for the northern district of California against Leapfrog and certain of our current and former officers and directors alleging violations of the Securities Exchange Act of 1934. These actions have since been consolidated into a single proceeding captioned In Re LeapFrog Enterprises, Inc. Securities Litigation.

On January 27, 2006, the lead plaintiffs in this action filed an amended and consolidated complaint. This complaint purports to be a class action seeking unspecified damages on behalf of persons who acquired our Class A common stock during the period July 24, 2003 through October 18, 2004. The complaint alleges that the defendants caused us to make false and misleading statements about our business and forecasts about Leapfrog’s financial performance, that certain of our individual officers and directors sold portions of their stock holdings while in the possession of adverse, non-public information, and that certain of our financial statements were false and misleading. On March 27, 2006, we filed a motion to dismiss the amended and consolidated complaint. The motion is scheduled to be heard on July 21, 2006. Discovery has not commenced and a trial date has not been set.

We have not accrued any amount related to this matter because it is not probable that a liability has been incurred and the amount of liability, if any, is not currently estimable.

Item 1A.	Risk Factors.

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

Our products are marketed through a diverse spectrum of advertising and promotional programs. Our ability to sell products is dependent in part upon the success of such programs. If we do not successfully market our products, or if media or other advertising or promotional costs increase, these factors could have a material adverse effect on our business and results of operations.

If we are unable to compete effectively with existing or new competitors, our sales and market share could decline.

We currently compete primarily in the infant and toddler category, preschool category and electronic learning aids category of the U.S. toy industry and, to some degree, in the overall U.S. and international toy industry. We believe that we are also beginning to compete, and will increasingly compete in the future, with makers of popular game platforms and smart mobile devices such as personal digital assistants. Our SchoolHouse division of our Education and Training group competes in the U.S. supplemental educational materials market. Each of these markets is very competitive and we expect competition to increase in the future. Many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to changes in consumer requirements or preferences or to new or emerging technologies. They may also devote greater resources to the development, promotion and sale of their products than we do. We cannot assure you that we will be able to compete effectively in our markets.

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

Failure to predict accurately and respond appropriately to retailer and consumer demand on a timely basis to meet seasonal fluctuations, or any disruption of consumer buying habits during this key period, would harm our business and operating results. In addition, due to this seasonality, our quarterly operating results are susceptible to fluctuations. Historically, our quarterly operating results have fluctuated significantly. For example, our net loss for first quarter of 2006 was $(23.6) million. Our net income (loss) for the first, second, third and fourth quarters of 2005 was $(19.9) million, $(9.8) million, $32.8 million and $14.4 million, respectively. We expect that we will continue to incur losses during the first and second quarters of each year for the foreseeable future.

If we do not maintain sufficient inventory levels, or if we are unable to deliver our product to our customers in sufficient quantities, or if our retailer’s inventory levels are too high, our operating results will be adversely affected.

The high degree of seasonality of our business places stringent demands on our inventory forecasting and production planning processes. If we fail to meet tight shipping schedules, we could damage our relationships with retailers, increase our shipping costs or cause sales opportunities to be delayed or lost. In order to be able to deliver our merchandise on a timely basis, we need to maintain adequate inventory levels of the desired products. If our inventory forecasting and production planning processes result in us manufacturing inventory in excess of the levels demanded by our customers, our operating results could be adversely affected due to additional inventory write-downs for excess and obsolete inventory. If the inventory of our products held by our retailers is too high, they will not place orders for additional products, which would unfavorably impact our future sales and adversely affect our operating results.

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

Cost increases for our components or manufacturing services, whether resulting from shortages of materials, labor or otherwise, including, but not limited to rising cost of materials, transportation, services, labor, commodity price increases including oil and the impact of foreign currency fluctuations could negatively impact our gross margins. Because of market condition and other factors, we may not be able to offset any such increased costs by adjusting the price of our products.

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

In recent years, we grew rapidly, both domestically and internationally. We have more than doubled our net sales from $314.2 million in 2001 to $649.8 million in 2005. During this period, the number of different products we offered at retail also increased significantly, and we have opened offices in the U.K., Canada, France, Macau and Mexico. We now sell our products in over 25 countries. This expansion presented, and continues to present, significant challenges for our management systems and resources and has resulted in a significant adverse impact on our operating and financial results. If we fail to improve and maintain management systems and resources sufficient to keep pace with our business needs, our operating results could continue to suffer.

We depend on key personnel, and we may not be able to hire, retain and integrate sufficient qualified personnel to maintain and expand our business.

Our future success depends partly on the continued contribution of our key executives, product and content development, sales, marketing, manufacturing, information technology and administrative personnel. The loss of services of any of our key personnel could harm our business. Recruiting and retaining skilled personnel is highly competitive. If we fail to retain, hire, train and integrate qualified employees and contractors, we will not be able to maintain and expand our business. There can be no assurance that the members of our existing management team will be able to manage our company or our long-term growth.

Part of our compensation package includes stock and/or stock options. If our stock performs poorly, it may adversely affect our ability to retain or attract key employees. In addition, because we are required to treat all stock-based compensation as an expense as of January 1, 2006, we may experience increased compensation costs. Changes in compensation packages or costs could impact our profitability and/or our ability to attract and retain sufficient qualified personnel.

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

If we cannot continue to increase market acceptance of our SchoolHouse division’s supplemental educational products our future sales could suffer.

Our intellectual property rights may not prevent our competitors from using our technologies or similar technologies to develop competing products, which could weaken our competitive position and harm our operating results.

Our success depends in large part on our proprietary technologies that are used in our learning platforms and related software. We rely, and plan to continue to rely, on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. The contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our intellectual property or deter independent third-party development of similar technologies. The steps we have taken may not prevent unauthorized use of our intellectual property, particularly in foreign countries where we do not hold patents or trademarks or where the laws may not protect our intellectual property as fully as in the United States. Some of our products and product features have limited intellectual property protection, and, as a consequence, we may not have the legal right to prevent others from reverse engineering or otherwise copying and using these features in competitive products. In addition, monitoring the unauthorized use of our intellectual property is costly, and any dispute or other litigation, regardless of outcome, may be costly and time-consuming and may divert our management and key personnel from our business operations. However, if we fail to protect or to enforce our intellectual property rights successfully, our rights could be diminished and our competitive position could suffer, which could harm our operating results. For additional discussion of litigation related to the protection of our intellectual property, see “Part II, Item 1.—Legal Proceedings.—LeapFrog Enterprises, Inc. v. Fisher-Price, Inc. and Mattel, Inc.”

Third parties have claimed, and may claim in the future, that we are infringing their intellectual property rights, which may cause us to incur significant litigation or licensing expenses or to stop selling some of our products or using some of our trademarks.

In the course of our business, we periodically receive claims of infringement or otherwise become aware of potentially relevant patents, copyrights, trademarks or other intellectual property rights held by other parties. Responding to any infringement claim, regardless of its validity, may be costly and time-consuming, and may divert our management and key personnel from our business operations. If we, our distributors or our manufacturers are adjudged to be infringing the intellectual property rights of any third-party, we or they may be required to obtain a license to use those rights, which may not be obtainable on reasonable terms, if at all. We also may be subject to significant damages or injunctions against the development and sale of some of our products or against the use of a trademark or copyright in the sale of some of our products. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all the liability that could be imposed. For more information regarding this see “Part II, Item 1.—Legal Proceedings —Tinkers & Chance v. LeapFrog Enterprises, Inc.”

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

We are subject from time to time to regulatory investigations, litigation and arbitration disputes. As the outcome of these matters is difficult to predict, it is possible that the outcomes of any of these matters could have a material adverse effect on the business. For more information regarding litigation see “Part II, Item 1. Legal Proceedings,” in this report.

Weak economic conditions, armed hostilities, terrorism, natural disasters, labor strikes or public health issues could have a material adverse effect on our business.

Weak economic conditions in the U.S. or abroad as a result of lower consumer spending, lower consumer confidence, higher inflation, higher commodity prices, such as the price of oil, political conditions, natural disaster, labor strikes or other factors could negatively impact our sales or profitability. Furthermore, armed hostilities, terrorism, natural disasters, or public health issues, whether in the U.S. or abroad, could cause damage and disruption to our company, our suppliers or our customers or could create political or economic instability, any of which could have a material adverse impact on our business. Although it is impossible to predict the consequences of any such events, they could result in a decrease in demand for our products or create delay or inefficiencies in our supply chain, by making it difficult or impossible for us to deliver products to our customers, or for our manufacturers to deliver products to us, or suppliers to provide component parts.

Notably, our U.S. distribution centers, including our distribution center in Fontana, California and our corporate headquarters are located in California near major earthquake faults that have experienced earthquakes in the past. In addition to the factors noted above, our existing earthquake insurance relating to our distribution center may be insufficient and does not cover any of our other operations.

If we are unable to improve our system of internal controls, we may not be able to accurately report our future financial results and our management may not be able to provide its report on the effectiveness of our internal controls as required by the Sarbanes-Oxley Act.

Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2005 and December 31, 2004. The assessment for 2005 identified a material weakness in our internal controls in our financial statement close process as of December 31, 2005 and the 2004 assessment identified material weaknesses in our internal controls for the areas of accounts receivable, information technology and cost of goods sold and inventory. Discussion of the weakness in 2005 and our responsive measures are summarized in “Item 9A. Controls and Procedures” of our 2005 Form 10-K and “Item 4. Controls and Procedures in this report. Although we received an unqualified opinion on our 2005 and 2004 financial statements, the efficacy of the steps we have taken to date and the steps we are still in the process of taking to improve the reliability of our financial statements in the future are subject to continued management review supported by confirmation and testing by our internal auditors, as well as oversight by the audit committee of our board of directors. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or prevent us from accurately reporting our financial results or cause us to fail to meet our reporting obligations in the future. In addition, we cannot assure you that we will not in the future identify further material weaknesses in our internal controls that we have not discovered to date. Insufficient internal controls could also cause investors to lose confidence in our reported financial information, which could result in the decrease of the market price of our Class A common stock.

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

This control by Mr. Ellison could depress the market price of our Class A common stock or delay or prevent a change in control of LeapFrog Enterprises, Inc.

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

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it harder for a third-party to acquire us without the consent of our board of directors. These provisions include limitations on actions by our stockholders by written consent and the voting power associated with our Class B common stock. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used by our board of directors to affect a rights plan or “poison pill” that could dilute the stock ownership of a potential hostile acquirer and may have the effect of delaying, discouraging or preventing an acquisition of our company. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding voting stock. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders. In addition, under the terms of our credit agreement, we may need to seek the written consent of our lenders for the acquisition of our company.

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

Item 6.	Exhibits.

(a)	Exhibit Index

3.03*(a)	Amended and Restated Certificate of Incorporation.

3.04*(a)	Amended and Restated Bylaws.

4.01*(b)	Form of Specimen Class A Common Stock Certificate.

4.02**(c)	Fourth Amended and Restated Stockholders Agreement, dated May 30, 2003, among LeapFrog and the investors named therein.

10.41	Separation and Consulting Agreement, dated as of February 15, 2006, between Jerome Perez and LeapFrog.

10.42	Sixth Amendment, dated March 22, 2006, to Net Lease, dated November 14, 2000, between Hollis Street Investors, LLC and LeapFrog.

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*(a)	Incorporated by reference to the same numbered exhibit previously filed with the company’s registration statement on Form S-1 (SEC File No. 333-86898).

*(b)	Incorporated by reference to the same numbered exhibit previously filed with the company’s report on Form 10-K filed on March 7, 2006 (SEC File No. 001-31396).

**(c)	Incorporated by reference to the same numbered exhibit previously filed with the company’s report on Form 10-Q filed on August 12, 2003 (SEC File No. 001-31396).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc.
(Registrant)

/s/ Thomas J. Kalinske
Thomas J. Kalinske
Chief Executive Officer (Authorized Officer)

Dated: May 9, 2006

/s/ William B. Chiasson
William B. Chiasson
Chief Financial Officer (Principal Financial Officer)

Dated: May 9, 2006

EXHIBIT INDEX

3.03*(a)	Amended and Restated Certificate of Incorporation.

3.04*(a)	Amended and Restated Bylaws.

4.01*(b)	Form of Specimen Class A Common Stock Certificate.

4.02**(c)	Fourth Amended and Restated Stockholders Agreement, dated May 3, 2003, among LeapFrog and the investors named therein.

10.41	Separation and Consulting Agreement, dated as of February 15, 2006, between Jerome Perez and LeapFrog.

10.42	Sixth Amendment, dated March 22, 2006, to Net Lease, dated November 14, 2000, between Hollis Street Investors, LLC and LeapFrog.

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*(a)	Incorporated by reference to the same numbered exhibit previously filed with Leapfrog’s registration statement on Form S-1 (SEC File No. 333-86898).

*(b)	Incorporated by reference to the same numbered exhibit previously filed with the company’s report on Form 10-K filed on March 7, 2006 (SEC File No. 001-31396).

**(c)	Incorporated by reference to the same numbered exhibit previously filed with Leapfrog’s report on Form 10-Q filed on August 12, 2003 (SEC File No. 001-31396).