Form 10-Q
period 2006-06-30
LEAPFROG ENTERPRISES INC
filed 2006-08-07
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of Class A common stock, par value $0.0001, and Class B common stock, par value $0.0001, outstanding as of July 31, 2006, was 35,358,857 and 27,614,176, respectively.

i

PART I.

FINANCIAL INFORMATION

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,		December 31,
	2006	2005	2005
	(Unaudited)		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$69,749	$36,020	$48,422
Short-term investments	111,040	123,575	23,650
Restricted cash	—	—	150
Accounts receivable, net of allowances of $2,694; $1,655 and $1,328 at June 30, 2006 and 2005 and December 31, 2005, respectively	52,292	74,280	257,747
Inventories, net	186,100	182,555	169,072
Prepaid expenses and other current assets	22,544	15,986	21,319
Deferred income taxes	12,386	36,539	10,715

Total current assets	454,111	468,955	531,075
Property and equipment, net	23,289	23,886	23,817
Deferred income taxes	24,590	7,296	16,588
Intangible assets, net	26,732	28,566	27,574
Other assets	10,916	4,015	6,775

Total assets	$539,638	$532,718	$605,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,040	$84,739	$74,329
Accrued liabilities and deferred revenue	31,191	28,981	44,225
Income taxes payable	1,489	4,924	1,781

Total current liabilities	94,720	118,644	120,335
Deferred rent and other long term liabilities	19,570	2,270	19,171
Stockholders’ equity:
Class A common stock, par value $0.0001; 139,500 shares authorized; shares issued and outstanding: 35,317; 34,309 and 34,853 at June 30, 2006 and 2005 and December 31, 2005, respectively	4	3	3
Class B common stock, par value $0.0001; 40,500 shares authorized; 27,614 shares issued and outstanding at June 30, 2006 and 2005, and December 31, 2005, respectively	3	3	3
Treasury stock	(185)	—	(148)
Additional paid-in capital	339,490	332,474	342,595
Deferred compensation	—	(7,500)	(9,855)
Accumulated other comprehensive income	2,578	1,182	925
Retained earnings	83,458	85,642	132,800

Total stockholders’ equity	425,348	411,804	466,323

Total liabilities and stockholders’ equity	$539,638	$532,718	$605,829

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$68,118	$87,066	$134,668	$158,926
Cost of sales	51,000	49,274	92,761	93,362

Gross profit	17,118	37,792	41,907	65,564
Operating expenses:
Selling, general and administrative	27,989	29,013	60,836	62,222
Research and development	12,871	14,580	25,311	29,319
Advertising	8,445	6,949	14,603	13,442
Depreciation and amortization	2,418	2,361	4,947	4,791

Total operating expenses	51,723	52,903	105,697	109,774

Loss from operations	(34,605)	(15,111)	(63,790)	(44,210)
Interest expense	(4)	(25)	(103)	(29)
Interest income	2,173	1,251	3,549	2,104
Other (expense) income, net	(1,245)	12	(784)	68

Loss before provision for income taxes	(33,681)	(13,873)	(61,128)	(42,067)
Benefit for income taxes	7,935	4,092	11,786	12,409

Net loss	$(25,746)	$(9,781)	$(49,342)	$(29,658)

Net loss per common share:
Basic and Diluted	$(0.41)	$(0.16)	$(0.79)	$(0.48)
Shares used in calculating net loss per common share:
Basic and Diluted	62,758	61,610	62,617	61,400

See accompanying notes

LEAPFROG ENTERPRISES, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Net loss	$(49,342)	$(29,658)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,146	7,972
Amortization	842	931
Unrealized foreign exchange loss	185	4,087
Loss on disposal of property and equipment	373	74
Provision for doubtful accounts	(180)	(760)
Deferred income taxes	(9,666)	(12,243)
Stock-based compensation	3,837	882
Tax benefit from stock-based compensation	—	1,232
Other changes in operating assets and liabilities:
Accounts receivable	205,635	153,259
Inventories	(17,028)	(52,786)
Prepaid expenses and other current assets	(1,225)	(2,714)
Other assets	(4,151)	(46)
Accounts payable	(12,289)	22,182
Accrued liabilities	(12,640)	(25,331)
Income taxes payable	(292)	(2,086)
Other	(336)	323

Net cash provided by operating activities	111,869	65,318

Investing activities:
Purchases of property and equipment	(7,990)	(6,092)
Purchases of investments	(200,187)	(225,415)
Sale of investments	112,947	138,453

Net cash used in investing activities	(95,230)	(93,054)

Financing activities:
Purchase of treasury stock	(37)	—
Proceeds from the exercise of stock options and employee stock purchase plan	3,257	6,038

Net cash provided by financing activities	3,220	6,038

Effect of exchange rate changes on cash	1,468	(2,841)

Increase in cash and cash equivalents	21,327	(24,539)
Cash and cash equivalents at beginning of period	48,422	60,559

Cash and cash equivalents at end of period	$69,749	$36,020

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes, net of refunds	$1,670	$628
Noncash investing and financing activities:
Restricted stock and restricted stock units granted to employees	5,146	6,564
Assets acquired under capital lease	—	1,192

See accompanying notes

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

At June 30, 2006, the Company had stock-based compensation plans for employees and nonemployee directors which authorized the granting of various stock-based incentives including stock options, restricted stock and restricted stock units. On June 16, 2006, the stockholders approved amendments to these plans to increase the number of shares of Class A common stock reserved for issuance to employees to 21,000 from 19,000 and to increase the number of shares of Class A common stock reserved for issuance to non-employee directors to 1,250 from 750.

Prior to January 1, 2006, the Company accounted for the plans under the measurement and recognition provisions of APB Opinion No.25, “Accounting for Stock Issued to Employees,” and related Interpretations, permitted under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). As a result, employee stock option-based compensation was included as a pro forma disclosure in the Notes to the Company’s financial statements prior to January 1, 2006.

Effective January 1, 2006, the Company adopted the recognition provisions of Statement of Financial Accounting Standard No. 123(R), “Share-Based Compensation” (SFAS 123(R)), using the modified-prospective transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for the prior periods have not been restated.

Compensation costs related to share-based compensation are generally amortized over the vesting period in selling, general and administrative and research and development expenses in the statement of operations. The Company recognized total stock-based compensation expense of $1,474 and $3,837 for the three and six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2006, $916 and $2,450, respectively, was recorded in selling, general and administrative expense and $558 and $1,387, respectively, was recorded in research and development expense. During the three and six months ended June 30, 2005, the Company recorded total stock-based compensation expense of $609 and $882, respectively. For the three and six months ended June 30, 2005, $312 and $392, respectively, was recorded in selling, general and administrative expense and $297 and $490, respectively, was recorded in research and development expense.

The total stock-based compensation expense for employee stock options recorded in the three and six months ended June 30, 2006 was $625 before tax ($376 or $0.01 per share after tax) and $1,275 before tax ($767 or $0.01 per share after tax), respectively. There was no corresponding expense in the three months or six months ended June 30, 2005. As of June 30, 2006, the Company had $6,771 of unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted-average period of approximately 2.5 years.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

In addition, the Company had previously recorded additional paid in capital and deferred compensation in stockholders’ equity for the unamortized portion of restricted stock awards and restricted stock units. These amounts were reversed on January 1, 2006 in accordance with the provisions of SFAS 123(R). Of the total stock-based compensation expense for the three months ended June 30, 2006, $848 before tax ($511 or $0.01 per share after tax) was attributable to restricted stock units, restricted stock awards, and performance share awards, compared to $481 before tax ($290 or $0.01 per share after tax) for the three months ended June 30, 2005. Of the total stock-based compensation expense for the six months ended June 30, 2006, $2,562 before tax ($1,543 or $0.02 per share after tax) was attributable to restricted stock units, restricted stock awards, and performance share awards, compared to $620 before tax ($373 or $0.01 per share after tax) for the six months ended June 30, 2005. As of June 30, 2006, the Company had $9,366 of unrecognized compensation cost related to nonvested restricted stock units and restricted stock awards that is expected to be recognized over a weighted-average period of approximately 3.0 years.

Prior to adopting SFAS 123(R), the Company presented all benefits from tax deductions arising from stock-based compensation as operating cash flows in the statement of cash flows. SFAS 123(R) generally requires that the tax benefits in excess of the compensation cost recognized for those exercised options and vested restricted stock units and restricted stock awards be classified as financing cash flows. However, as the Company is in a net operating loss position, no tax benefit was recorded for stock options exercises or for vested restricted stock units and awards. As a result, no excess tax benefit was included in net cash provided by financing activities.

The following table illustrates the effect on net loss and net loss per common share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the stated period:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss as reported	$(9,781)	$(29,658)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	76	157
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,212)	(3,054)
Additional stock-based compensation expenses provided by the acceleration of options, net of related tax effects	(11,636)	(11,636)

Pro forma net loss	$(22,553)	$(44,191)

Net loss per common share as reported:
Basic and diluted	$(0.16)	$(0.48)
Pro forma net loss per common share:
Basic and diluted	$(0.37)	$(0.72)

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

The table below presents the weighted-average assumptions used in the model for the six months ended June 30, 2006 and 2005. The expected life of the options represent the period of time the options are expected to be outstanding and is based on the guidance provided in SEC Staff Accounting Bulletin No. 107 on Share-Based Payment. Expected stock price volatility is based on consideration of historical and current implied volatilities the Company’s stock, as well as the historical

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

volatilities of other entities in the Company’s industry. The risk–free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and that has a term equal to the expected life.

Weighted-average assumptions

	Six Months Ended June 30,
	2006	2005
Expected life of options (years)	6.25	3.98
Expected stock price volatility	40.28%	41.66%
Risk-free interest rate	4.86%	3.78%
Expected dividend yield	0	0
Fair value of option granted	$5.06	$4.17

A summary of the activity under the stock option plans for the six months ended June 30, 2006 is as follows:

	Optioned Class A Shares
	Number of Shares	Price per Share	Weighted-Average Exercise Price per share
Balances, December 31, 2005	5,522	$2.37 - $44.60	$16.34
Options granted	449	10.14 - 13.93	10.87
Options exercised	(375)	2.37 - 11.04	7.79
Options canceled	(548)	9.94 - 38.00	17.43

Balances, June 30, 2006	5,048	$2.37 - 44.60	16.37

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $10.87 and $11.14, respectively.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2006.

Class A Options Outstanding						Class A Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$2.37	-	$10.00	765	5.08	$6.88	750	$6.83
$10.01	-	$11.04	646	9.35	$10.67	104	$10.89
$11.08	-	$12.05	570	8.70	$11.71	205	$11.72
$12.12	-	$12.50	861	7.02	$12.47	566	$12.49
$12.90	-	$19.74	607	8.07	$17.37	457	$18.59
$19.79	-	$22.25	612	7.52	$21.61	611	$21.62
$24.69	-	$29.30	617	7.38	$28.27	617	$28.28
$29.74	-	$35.55	342	7.49	$31.24	342	$31.24
$38.00	-	$38.00	15	7.25	$38.00	15	$38.00
$44.60	-	$44.60	13	7.31	$44.60	13	$44.60

$2.37	-	$44.60	5,048	7.48	$16.37	3,680	$18.12

The intrinsic value of stock options is defined as the difference between the current market value and the exercise price, which is equal to the market value at the time of the grant. As of June 30, 2006, the total intrinsic value of the stock options outstanding and exercisable was $2,460 and $2,459 respectively. Cash received from stock options exercised during the quarter was $3,033.

As detailed in Note 12, effective on July 6, 2006, the Company granted to purchase an aggregate of 2,650 shares of Class A common stock options to its new President and Chief Executive Officer, resulting in an increase in the number of shares issued under stock option awards outstanding subsequent to June 30, 2006. Of these awards, options to purchase 2,000 shares were granted under the Company’s Equity Incentive Plan and options to purchase 650 shares were granted as “inducement” grants outside of the Company’s existing equity plans.

Restricted stock awards and restricted stock units

Restricted stock awards and restricted stock units generally vest over three and four years, respectively. The shares are valued using the market price of the Company’s stock at the grant date and expense is recognized on a straight-line basis over the applicable vesting period.

Restricted stock awards and stock units are payable in shares of Class A common stock. Employees can elect to pay withholding taxes due upon vesting with shares vested. Effective June 16, 2006, any resulting shares are returned to the pool of shares reserved for future issuance.

A summary of the activity of the Company’s restricted stock and restricted stock units is presented in the following table.

	Six Months Ended June 30, 2006
	Number of Shares	Weighted- average grant-date value per share
Not vested at December 31, 2005	970	$11.24
Granted	492	10.46
Vested	(113)	10.56
Forfeited	(124)	11.94

Not vested at June 30, 2006	1,225	$10.92

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Performance Shares

Certain executives have restricted stock awards that are performance-based. Performance shares are received by participants at the end of each three-year cycle and are generally tied to the Company’s performance against pre-established annual financial measures. A portion of these performance shares is dependent on whether the Company’s stock price meets certain milestones over the three-year cycle. During the six months ended June 30, 2006, the Company recorded pre-tax compensation expense of $1,044 for the portion of outstanding performance stock awards that is based on the stock price milestones. No compensation expense was accrued for the portion of outstanding performance awards that is based on achieving the Company’s annual financial targets. When annual financial goals are not met, the associated shares are cancelled. A summary of activity for the Company’s performance shares is presented in the following table:

	Six Months Ended June 30, 2006
	Number of Shares	Weighted-Average grant-date value per share
Not vested at December 31, 2005	315	$16.21
Granted	190	10.43
Vested	—	—
Forfeited	(64)	16.80

Not vested at June 30, 2006	441	$13.63

Shares Reserved For Future Issuance

The following table summarizes the number of shares of Class A common stock that are reserved for future issuance under the Company’s equity plans at June 30, 2006.

Number of shares
Options and Stock Awards available and outstanding under the Equity Incentive Plan	12,133
Shares issuable under the Employee Stock Purchase Plan	1,533

13,666

3.	Cash and Cash Equivalents

Cash and cash equivalents consist of cash, certificates of deposit, and money market funds.

4.	Investments

Short-term investments consist primarily of auction rate preferred securities and certificates. Interest rates on these securities reset at every auction date, generally every seven to ninety days, depending on the security or certificate. Although original maturities of these instruments are generally longer than one year, the Company has the right to sell these securities each auction date.

Long-term investments consist of municipal bonds with greater than one-year maturities. At June 30, 2006 and December 31, 2005, the Company had no long-term investments. At June 30, 2005, the Company had long-term investments totaling $3,723, which were included in “Other assets” in the balance sheet.

The Company classifies all investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information. There were no unrealized gains or losses at June 30, 2006, June 30, 2005 and December 31, 2005. The cost of securities sold is based on the specific identification method.

Concentration of credit risk is managed by diversifying investments among a variety of high credit-quality issuers.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

5.	Inventories

Inventories consist of the following:

	June 30,		December 31, 2005
	2006	2005
Raw materials	$26,709	$50,738	$1,954
Work in progress	33,327	21,107	11,220
Finished goods	136,687	127,550	150,629
Reserves	(10,623)	(16,840)	(24,731)

Inventories, net	$186,100	$182,555	$169,072

At June 30, 2006 and 2005, the Company accrued liabilities for cancelled purchase orders totaling $7,240 and $6,214, respectively. At December 31, 2005, the Company accrued $4,937 for cancelled purchase orders.

6.	Income Taxes

The income tax benefit rate recognized in the statement of operations was 23.6% and 19.3%, respectively, for the three and six months ended June 30, 2006, and 29.5% for both periods in 2005.

The differences between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income tax (benefit) at the statutory rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%
State income taxes	(8.9)%	(2.6)%	(3.8)%	(2.6)%
International operations	33.4%	8.3%	25.2%	8.3%
Tax-exempt interest	(7.3)%	0.9%	(3.1)%	0.9%
Nondeductible items	10.8%	(0.7)%	4.9%	(0.7)%
Research and development credits	(27.4)%	0.0%	(12.3)%	0.0%
Other	10.8%	(0.4)%	4.8%	(0.4)%

Income tax benefit	(23.6)%	(29.5)%	(19.3)%	(29.5)%

7.	Comprehensive Loss

Comprehensive loss is comprised of net loss and currency translation adjustment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(25,746)	$(9,781)	$(49,342)	$(29,658)
Currency translation adjustment	1,404	(873)	1,653	(1,216)

Comprehensive loss	$(24,342)	$(10,654)	$(47,689)	$(30,874)

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

8.	Derivative Financial Instruments

At June 30, 2006 and 2005, the Company had outstanding foreign exchange forward contracts, all with maturities of approximately one month, to purchase and sell the equivalent of approximately $48,728 and $26,300, respectively, in foreign currencies, including British Pounds, Canadian Dollars, Euros and Mexican Pesos. The fair market value of these instruments at June 30, 2006 and 2005 was $250 and $488, respectively, and was recorded in accrued liabilities. The counterparties to these contracts are creditworthy multinational commercial banks and thus the Company believes the risks of counterparty nonperformance associated with these contracts are not material. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no assurances that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations.

The Company recorded net losses of $1,940 and $2,518, respectively, on foreign currency forward contracts for the three and six months ended June 30, 2006. The Company also recorded net gains of $695 and $1,635, respectively, on the underlying transactions denominated in foreign currencies for the three and six months ended June 30, 2006.

9.	Net Loss Per Share

The Company follows the provisions of Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (SFAS 128), which requires the presentation of basic net loss per common share and diluted net loss per common share. Basic net loss per common share excludes any dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(25,746)	$(9,781)	$(49,342)	$(29,658)

Denominator:
Basic and Diluted
Class A and B — weighted average shares	62,758	61,610	62,617	61,400

Net loss per Class A and B share:
Basic	$(0.41)	$0.16	$(0.79)	$(0.48)

Diluted	$(0.41)	$0.16	$(0.79)	$(0.48)

If the Company had reported net income for the three and six months ended June 30, 2006, the calculations of diluted net income per Class A and B share would have included additional common equivalent shares of 356 and 376, respectively, related to outstanding stock options and unvested restricted stock (determined using the treasury method). For the same periods ending June 30, 2005, the calculation excludes anti-dilutive shares of 374 and 457, respectively.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The following table shows net sales and income (loss) from operations of the Company’s reportable segments for the three and six months ended June 30, 2006 and 2005.

	Net Sales	Income / (Loss) from operations
Three Months Ended June 30, 2006
U.S. Consumer	$40,320	$(32,902)
International	14,869	(4,475)
Education and Training	12,929	2,772

Total	$68,118	$(34,605)

Three Months Ended June 30, 2005
U.S. Consumer	$54,519	$(22,488)
International	17,511	3,992
Education and Training	15,036	3,385

Total	$87,066	$(15,111)

Six Months Ended June 30, 2006
U.S. Consumer	$87,122	$(58,872)
International	26,910	(6,511)
Education and Training	20,636	1,593

Total	$134,668	$(63,790)

Six Months Ended June 30, 2005
U.S. Consumer	$98,779	$(52,506)
International	35,045	4,720
Education and Training	25,102	3,576

Total	$158,926	$(44,210)

Due to the seasonal nature of the Company’s business, the three and six months sales and income trends are not necessarily indicative of its expected full year results.

11.	Commitments and Contingencies

In March 2006, the Company amended the lease for its corporate headquarters located in Emeryville, California, to acquire additional space, effective January 1, 2007 or earlier at the Company’s option, accommodating the relocation of the Company’s research and development facilities from Los Gatos, California to Emeryville, California. The Company’s minimum lease obligation over the term of the lease, which terminates in 2016, is $5,216.

Legal Proceedings

The Company is a party to various pending claims and lawsuits. The Company intends to defend or pursue these suits vigorously.

Tinkers & Chance v. LeapFrog Enterprises, Inc.

In August 2005, a complaint was filed against the Company in the federal district court for the eastern district of Texas by Tinkers & Chance, a Texas partnership. The complaint alleges that the Company has infringed, and induced others to infringe, United States Patent No. 6,739,874 by making, selling and/or offering for sale in the United States and/or importing the Company’s LeapPad and Leapster platforms and other unspecified products. Tinkers & Chance seeks unspecified monetary damages, including triple damages based on its allegation of willful and deliberate infringement,

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

attorneys’ fees and injunctive relief. In the spring of 2006, the court granted Tinkers & Chance’s motions to amend the complaint to add claims of infringement of U.S. Patent Nos. 7,006,786; 7,018,213; 7,029,283 and 7,050,754 against the Company’s LeapPad, Leapster and L-Max platforms. Discovery has just begun and trial is now scheduled for November 2007.

The Company has not accrued any amount related to this matter based on its belief that it is not probable that a liability has been incurred and the amount of liability, if any, is not currently estimable.

LeapFrog Enterprises, Inc. v. Fisher-Price, Inc. and Mattel, Inc.

In October 2003, the Company filed a complaint in the federal district court for the district of Delaware against Fisher-Price, Inc., alleging that the Fisher-Price PowerTouch learning system violates United States Patent No. 5,813,861. In September 2004, Mattel, Inc. was joined as a defendant. The Company is seeking damages and injunctive relief. Following a trial in the district court, the court declared a mistrial because the jury was unable to reach a unanimous verdict, and the parties stipulated to have the case decided by the court based on the seven-day trial record. On March 30, 2006, the district court issued an order entering judgment in favor of Fisher-Price, Inc. with respect to patent infringement and invalidated claim 25 of the Company’s ‘861 patent. On May 1, 2006, the Company filed a notice of appeal with the court of appeal for the Federal Circuit.

LeapFrog Enterprises, Inc. v. Lexington Insurance Co.

In October 2004, the Company filed a complaint in the Superior Court of the State of California, County of Alameda, against Lexington Insurance Co., alleging breach of contract and bad faith in denying the Company coverage for the Company’s costs with respect to patent infringement claims filed against the Company in three prior litigations. The Company sought approximately $3.5 million in damages to recover the Company’s defense fees and indemnity payments. On January 4, 2006, the court granted the Company’s motion for summary adjudication on three causes of action. On July 7, 2006, the parties mutually agreed upon a confidential settlement of this matter. The settlement amount will be recorded as a reduction of selling, general and administrative expense in the third quarter.

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

On January 27, 2006, the lead plaintiffs in this action filed an amended and consolidated complaint. This complaint purports to be a class action seeking unspecified damages on behalf of persons who acquired the Company’s Class A common stock during the period July 24, 2003 through October 18, 2004. The complaint alleges that the defendants caused the Company to make false and misleading statements about the Company’s business and forecasts about the Company’s financial performance, that certain of its individual officers and directors sold portions of their stock holdings while in the possession of adverse, non-public information, and that certain of the Company’s financial statements were false and misleading. On March 27, 2006, the Company filed a motion to dismiss the amended and consolidated complaint, and on July 31, 2006, the court issued an order granting the Company’s motion to dismiss the complaint, with leave for the plaintiffs to amend and refile.

The Company has not accrued any amount related to this matter because it is not probable that a liability has been incurred and the amount of liability, if any, is not currently estimable.

12.	Subsequent Events

On July 3, 2006, the Company entered into an employment agreement with Jeffrey G. Katz for the position of President and Chief Executive Officer. Mr. Katz has served since June 2005, and will continue to serve, as a member of the Board of Directors.

Mr. Katz’s employment agreement provides for an annual base salary of $600 and a sign-on bonus of $300. Mr. Katz is eligible to receive an annual bonus based on his achievement of certain performance objectives established by the Board. He

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

must be an active employee of LeapFrog through and as of the last day of each bonus year in order to be eligible to receive a bonus for that year. Mr. Katz will be eligible to receive a bonus for performance in 2006, prorated for his partial year of service and offset by his 2006 sign-on bonus.

Effective on July 6, 2006, the Company granted Mr. Katz, the following awards of nonstatutory options to purchase shares of the Company’s Class A common stock: (1) an option to purchase 1,200 shares at a per-share exercise price of $10.30, which was equal to fair market value on the grant date; (2) an option to purchase 800 shares at a per-share exercise price of $13.33; (3) an option in the form of an inducement grant to purchase 150 shares at a per-share exercise price of $13.33; and (4) an option in the form of an inducement grant to purchase 500,000 shares at a per-share exercise price of $16.67. Each of the options has a ten-year term and vests over a four-year period with 25% of the shares subject to each of the options vesting upon Mr. Katz’s completion of one year of continuous employment service and 1/48 of the shares vesting for each month of continuous service thereafter. These options are in lieu of any 2006 award under the stock award plan for independent directors. After January 1, 2007, Mr. Katz will be eligible to receive additional equity awards.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read with our financial statements and notes included elsewhere in this quarterly report on Form 10-Q. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” and “would” or any variations of words with similar meanings. These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, risks and uncertainties discussed in this report, including those discussed in Part II, Item 1A under the heading “Risk Factors” and those that are or may be discussed from time to time in our public announcements and filings with the SEC, such as in our 2005 Form 10-K, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our future Forms 8-K, 10-Q and 10-K. We undertake no obligation to revise the forward-looking statements contained in this quarterly report on Form 10-Q to reflect events or circumstances occurring after the date of the filing of this report.

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

Our U.S. Consumer segment represented 59% and 65% of our consolidated net sales in the three and six months ended June 30, 2006, respectively. The majority of this segment’s sales by retailers occurs in the toy aisle of several major U.S. retailers. The market for toy retailers has seen, and continues to see, consolidation. In addition to the traditional channel of specialty toy retailers, of which Toys “R” Us has become the major player, the mass-market retail channel has grown in importance. For example, Wal-Mart, Target and a number of regional mass-market retailers have seen growth in their market shares within the U.S. toy retail market. The mass-market retailers have certain competitive advantages in the highly seasonal toy market because they have the ability to dedicate a significant amount of shelf space to toys during the fall holiday season, and then reduce the allocated shelf space for toys during the rest of the year. In addition, these mass-market retailers have greater financial resources and lower operating expenses than traditional specialty toy retailers and have driven down pricing and reduced profit margins for us and other players in the retail toy industry. We anticipate that the toy industry’s dependence on mass-market retailers will continue to grow.

In our International segment, we sell our products outside the United States directly to retailers and through various distribution and strategic arrangements. We have four direct sales offices in the United Kingdom, Canada, France and Mexico. We also maintain various distribution and strategic arrangements in countries such as Australia, Japan, Germany and Spain, among others. The International segment represented approximately 22% and 20% of our consolidated net sales for the three and six months ended June 30, 2006, respectively.

Our Education and Training segment, which is represented almost entirely by our SchoolHouse division, currently targets the pre-kindergarten through 8th grade school market in the United States, including sales directly to educational institutions, to teacher supply stores and through catalogs aimed at educators. The Education and Training segment represented approximately 19% and 15% of our consolidated net sales in the three and six months ended June 30, 2006, respectively.

Business Update

On July 3, 2006, we announced that our board of directors appointed Jeffrey G. Katz as the Company’s President and Chief Executive Officer, effective immediately. Mr. Katz succeeds Tom Kalinske, who will continue as Vice Chairman of the board.

We have taken action, and intend to take additional actions to strengthen our infrastructure and business processes.

Specifically, we are taking or have taken the following actions:

•	On July 31, 2006, we completed the installation of the second phase of an Oracle 11i enterprise resource planning, or ERP, system. This system will improve the linkage between sales forecasting and inventory planning, and improve service levels as well as the quality and timeliness of information to facilitate decision-making. The benefits of the ERP installation will not be fully realized until after the 2006 season.

•	We are completing our transition to a turnkey mode of operations, whereby contract manufacturers will manage the supply of raw materials into the manufacturing process. These “turnkey” operations provide a more effective supply chain process by allowing our engineering resources to focus on product design and manufacturability while our contract manufacturers manage the supply of raw materials into the process.

In addition, we will be introducing new products to the market including:

•	Little Leaps and Leapster TV in 2006 - our first simultaneous global launches.

•	Spanish and French versions of Leapster, and expanding the number of Leapster software titles available in other markets.

•	New products to the SchoolHouse market, including two new classroom solutions: LeapTrack Reading Pro, for struggling readers and Leapster Grade 2, handheld interactive exercises for reading, math and critical thinking skills; Big Leap, a special education program for Pre-K to Grade 2; an interactive English Picture Dictionary for Spanish speakers; and two different family-involvement kits.

•	Expanded software offerings for the FLY Pentop Computer.

We are also pursuing third-party outbound licensing opportunities and expanding our international markets.

Summary of Current Results

Our consolidated net sales for the three and six months ended June 30, 2006, was $68.1 million and $134.7 million, respectively, decreases of 22% and 15% compared to the same periods in 2005, on a reported and on a constant currency basis, which assumes that foreign currency exchange rates were the same in 2006 as 2005. Sales declined in all three of our segments. The decrease in our U.S. Consumer and International segments for both periods was primarily due to continuing sales volume decline in our LeapPad family of products, while the lower sales in our Education and Training segment was consistent with the trend of recent quarters.

Our gross margin for the three months ended June 30, 2006 decreased to 25.1% from 43.4% in 2005, or by 18.3 percentage points. Our gross margin for the six months ended June 30, 2006 decreased to 31.1% from 41.3% in the corresponding period in 2005, or by 10.2 percentage points. Gross margin was unfavorably impacted by sales discounts and allowances and higher sales of closeout products. In addition, gross margins in the second quarter of 2005 benefited from the reduction of allowances for defective products, while allowances for defective products increased slightly in the second quarter of 2006.

Our selling, general and administrative expense for the three and six months ended June 30, 2006 was $28.0 million and $60.8 million, respectively, decreases of $1.0 million and $1.4 million, compared to the same periods in 2005. The decrease was driven by lower overall legal expenses of $2.4 million and $5.5 million for the second quarter and first six months of 2006, respectively, compared to the same periods of 2005. In addition, selling, general and administrative expense declined due to lower marketing and direct sales expenses in our Education and Training segment of $1.2 million and $1.8 million for the second quarter and first six months of 2006, respectively, compared to the same periods of 2005. Partially offsetting these lower expenses was higher compensation expense, resulting from the recognition of equity-based compensation expense under the provisions of SFAS 123(R) for stock options for the first time, as well as compensation expense for other equity-based programs. Total equity-based compensation expense increased by $0.6 million and $2.0 million for the second quarter and the first six months of 2006, respectively, compared to the same periods of 2005. We expect equity-based compensation expense for the full year to be approximately $8.0 million higher than in 2005, for selling, general and administrative and research and development expenses combined.

Our advertising expense for the three and six months ended June 30, 2006 was $8.4 million and $14.6 million, respectively, increases of $1.5 million and $1.2 million, compared to the same periods in 2005. Co-op advertising at our International segment increased advertising costs during the three and six months ended June 30, 2006.

Our research and development expense for the three and six months ended June 30, 2006 was $12.9 million and $25.3 million, respectively, decreases of $1.6 million and $4.0 million, compared to the same periods in 2005. We expect the full year research and development expense to exceed 2005 levels. The decrease in research and development expense during the three months ended June 30, 2006 was primarily due to spending during the first half of 2005 related to FLY platform in preparation for its 2005 Fall release, partially offset by additional employee costs associated with the closure of our engineering facilities at Los Gatos, California, and the transfer of these employees to our Emeryville, California headquarters. We plan to complete the consolidation of our engineering facilities with our corporate headquarters in Emeryville by the end of 2006.

Our loss from operations was $34.6 million and $63.8 million for the three and six months ended June 30, 2006, respectively, compared to a loss of $15.1 million and $44.2 million for the same periods of 2005. The increased loss in each period was primarily due to lower sales and lower gross margin partially offset by lower operating expenses.

Critical Accounting Policies, Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and reported disclosures. We evaluate our estimates, including those related to revenue recognition, allowances for accounts receivable, inventory valuation, intangible assets and equity-based compensation on-going basis. We base our estimates on historical experience and on complex and subjective judgments, often determining estimates about the impact of events and conditions that are inherently uncertain. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We disclose our allowances for doubtful accounts on the face of the balance sheet. Our other receivable allowances include allowances for product returns, chargebacks, defective products and promotional markdowns. These other allowances totaled $16.1 million, $20.7 million and $44.4 million, respectively, at June 30, 2006, June 30, 2005 and

December 31, 2005. The decrease in other receivable allowances was primarily due to lower allowance for price corrections, offset by higher promotional allowances. These allowances are recorded as reductions of gross accounts receivable.

Inventory Valuation

Inventories are stated at the lower of cost, measured on a first-in, first-out basis, or market value. Our estimate of the allowance for slow-moving, excess and obsolete inventories is based on our management’s review of on hand inventories compared to their estimated future usage, demand for our products, anticipated product selling prices and products planned for discontinuation. If actual future usage, demand for our products and anticipated product selling prices are less favorable than those projected by our management, additional inventory write-downs may be required. Management monitors these estimates on a quarterly basis. When considered necessary, management makes additional adjustments to reduce inventory to its net realizable value, with corresponding increases to cost of goods sold. Allowances for excess and obsolete inventory were $21.8 million, $15.4 million and $24.2 million at June 30, 2006, June 30, 2005 and December 31, 2005, respectively, and are recorded as a reduction of gross inventories.

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

Intangible Assets

Intangible assets include the excess purchase price over the cost of net assets acquired, or goodwill. Goodwill arose from our September 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, and our acquisition of substantially all the assets of Explore Technologies in July 1998. Our intangible assets had a net balance of $26.7 million, $28.5 million and $27.6 million at June 30, 2006, June 30, 2005 and December 31, 2005, respectively and are allocated to our U.S. Consumer segment. Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and other intangibles with indefinite lives are tested for impairment at least annually. At June 30, 2006, June 30, 2005 and December 31, 2005, we had $19.5 million of goodwill and other intangible assets with indefinite lives. We tested our goodwill and other intangible assets with indefinite lives for impairment during the fourth quarter of 2005 by comparing their carrying values to their estimated fair values. As a result of this assessment, we determined that no adjustments were necessary to the stated values.

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

Stock-Based Compensation

At June 30, 2006, we had equity-based compensation plans for employees and nonemployee directors which authorized the granting of various equity-based incentives including restricted stock, restricted stock units and stock options. The vesting periods for restricted stock and restricted stock units are generally three and four years, respectively. We also grant stock options to certain of our employees for a fixed number of shares with an exercise price generally equal to the fair value of the shares on the date of grant. These options generally vest over a four-year period.

Prior to January 1, 2006, we accounted for the equity-based compensation plans under the measurement and recognition provisions of APB Opinion No.25, “Accounting for Stock Issued to Employees,” and related Interpretations, permitted under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). As a result, equity-based compensation was included as a pro forma disclosure in the Notes to the financial statements.

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

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. The total grant date fair value is recognized over the vesting period of the options on a straight-line basis. The weighted-average assumptions for the expected life and the expected stock price volatility used in the model require the exercise of judgment. The risk-free interest rate used in the model is based on the assumed expected life. The expected life of the options represent the period of time the options are expected to be outstanding and is based on the guidance provided in the SEC Staff Accounting Bulletin No. 107 on Share-Based Payment. Expected stock price volatility is based on a consideration of our stock’s historical and implied volatilities as well as the volatilities of other public entities in our industry. The risk–free interest rate used in the model is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the expected life.

Restricted stock awards and restricted stock units are payable in shares of our Class A common stock. The fair value of each restricted stock or unit is equal the market price of the Company’s stock at the date of grant. The grant date fair value is recognized in income over the vesting period of these stock-based awards. The cost of our performance-based equity awards is expensed based on achieving pre-established financial measures, including certain stock price milestones. Stock-based compensation arrangements to non-employees are accounted for using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms.

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

Our financial statements include accruals for the estimated amounts of probable future assessments that may result from the examination of federal, state or international tax returns. Our tax accruals, tax provision, deferred tax assets or income tax liabilities may be adjusted if there are changes in circumstances, such as changes in tax law, tax audits or other factors, which may cause management to revise its estimates. The amounts ultimately paid on any future assessments may differ from the amounts accrued and may result in an increase or reduction to the effective tax rate in the year of resolution.

RESULTS OF OPERATIONS

The following table sets forth selected information concerning our results of operations as a percentage of consolidated net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	74.9	56.6	68.9	58.7

Gross Profit	25.1	43.4	31.1	41.3
Operating expenses:
Selling, general and administrative	41.1	33.3	45.2	39.2
Research and development	18.9	16.7	18.8	18.4
Advertising	12.4	8.0	10.8	8.5
Depreciation and amortization	3.5	2.7	3.7	3.0

Total operating expenses	75.9	60.7	78.5	69.1

Income from operations	(50.8)	(17.3)	(47.4)	(27.8)
Interest and other income (expense), net	1.4	1.4	2.0	1.3

Income (loss) before provision for income taxes	(49.4)	(15.9)	(45.4)	(26.5)
Benefit for income taxes	11.6	4.7	8.8	7.8

Net loss	(37.8)%	(11.2)%	(36.6)%	(18.7)%

Net Sales

Net sales for the three and six months ended June 30, 2006 were $68.1 million and $134.7 million, respectively, representing decreases of 22% and 15%, respectively, compared to the same periods in 2005, on a reported and on a constant currency basis, which assumes that foreign currency exchange rates were the same in 2006 as 2005.

Net sales for each segment, in dollars and as a percentage of total company net sales, were as follows:

	Three Months Ended June 30,
	2006		2005		Change
Segment	$(1)	% of Total Company Sales	$(1)	% of Total Company Sales	$(1)%
U.S. Consumer	$40.3	59%	$54.5	63%	$(14.2)	(26)%
International	14.9	22%	17.5	20%	(2.6)	(15)%
Education and Training	12.9	19%	15.0	17%	(2.1)	(14)%

Total Company	$68.1	100%	$87.1	100%	$(19.0)	(22)%

(1)	In Millions

	Six Months Ended June 30,
	2006		2005		Change
Segment	$(1)	% of Total Company Sales	$(1)	% of Total Company Sales	$(1)%
U.S. Consumer	$87.1	65%	$98.8	62%	$(11.7)	(12)%
International	27.0	20%	35.0	22%	(8.0)	(23)%
Education and Training	20.6	15%	25.1	16%	(4.5)	(18)%

Total Company	$134.7	100%	$158.9	100%	$(24.2)	(15)%

(1)	In Millions

U.S. Consumer.

Net sales of platform, software and stand-alone products in dollars and as a percentage of the segment’s net sales were as follows:

	Net Sales Three Months Ended June 30,		Change		% of Total Three Months Ended June 30,
	2006(1)	2005(1)	$(1)%		2006	2005
Platform	12.2	20.9	(8.7)	(42%)	30%	38%
Software	10.5	14.6	(4.1)	(28%)	26%	27%
Standalone	17.6	19.0	(1.4)	(7%)	44%	35%

Net Sales	40.3	54.5	(14.2)	(26%)	100%	100%

(1)	In millions

	Net Sales Six Months Ended June 30,		Change		% of Total Six Months Ended June 30,
	2006(1)	2005(1)	$(1)%		2006	2005
Platform	23.1	32.6	(9.5)	(29%)	27%	33%
Software	33.3	32.9	0.4	1%	38%	33%
Standalone	30.7	33.3	(2.6)	(8%)	35%	34%

Net Sales	87.1	98.8	(11.7)	(12%)	100%	100%

(1)	In millions

Our U.S. Consumer segment’s net sales for the three and six months ended June 30, 2006 were $40.3 million and $87.1 million, respectively, representing decreases of 26% and 12%, respectively, compared to the same periods of 2005. These decreases were primarily due to:

•	Continued decline in the sales volume of our LeapPad family of products.

•	Increased allowances for defective products in the second quarter of 2006 compared to 2005. In 2005, net sales benefited from a reversal of $3.5 million for defective products allowance, but in the current quarter, we recorded an additional $1.7 million.

International. Our International segment’s net sales for the three and six months ended June 30, 2006 was $14.9 million and $27.0 million, respectively, representing decreases of 15% and 23%, respectively, compared to the same periods in 2005. Had foreign exchange rates been unchanged from those during the same three and six month periods in 2005, our International segment’s sales decline would have been 15% and 24%, respectively. The net sales decrease in this segment for the three and six months ended June 30, 2006 were primarily due to:

•	Sales declines in our LeapPad products in the U.K.

•	Higher discounts and allowances in Mexico and Canada compared to the same periods in 2005. As a result of a detailed review and evaluation of our customers’ accounts, we recorded additional discounts and allowances of approximately $2.2 million and $2.8 million, for the three and six months ended June 30, 2006.

These factors are partially offset by increased sales in Australia, New Zealand and our emerging markets in Asia and Europe.

Education and Training. Our Education and Training segment’s net sales for the three and six months ended June 30, 2006 was $12.9 million and $20.6 million, respectively, decreases of 14% and 18% compared to the same periods of 2005. Declines in the net sales of our Education and Training segment were consistent with trends of recent quarters and continue to reflect issues with sales force productivity.

On a consolidated basis, we expect declines in sales to continue this year, resulting in full year 2006 net sales being less than full year 2005 net sales.

Gross Profit and Gross Margin

Gross profit and gross margin for each segment were as follows:

	Three Months Ended June 30,
	2006		2005		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$5.8	14.3%	$18.1	33.3%	$(12.3)	(68)%
International	2.3	15.4%	8.8	50.2%	(6.5)	(73)%
Education and Training	9.0	69.8%	10.9	72.3%	(1.9)	(17)%

Total Company	$17.1	25.1%	$37.8	43.4%	$(20.7)	(55)%

(1)	In Millions

	Six Months Ended June 30,
	2006		2005		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$21.5	24.7%	$31.7	32.1%	$(10.2)	(32)%
International	6.5	24.2%	16.5	47.1%	(10.0)	(61)%
Education and Training	13.9	67.5%	17.4	69.2%	(3.5)	(20)%

Total Company	$41.9	31.1%	$65.6	41.3%	$(23.7)	(36)%

(1)	In Millions

U.S. Consumer. Our gross margin for the three and six months ended June 30, 2006 decreased by 19.0 and 7.4 percentage points, respectively, compared to the same periods in 2005, and the decline was primarily due to:

•	Increased allowances for defective products in the second quarter of 2006 compared to 2005. In 2005, gross margin benefited from a reversal of $3.5 million for defective products allowance, but in the current year we recorded an additional allowance for defective products of $1.7 million. The combined impact of the additional allowance in 2006 and the absence of the prior year benefit were approximately 13 and 7 percentage points, respectively, for the three and six months ended June 30, 2006.

•	Closeouts of our LeapPad products that reduced gross margin by approximately 4 and 3 percentage points, respectively, for the three and six months ended June 30, 2006.

•	Reserves on inventory as a result of recent European Union directives on product content requirements, which could limit our ability to sell or use such inventory. These reserves impacted gross margin by approximately 2 and 1 percentage points, respectively, for the three and six months ended June 30, 2006.

•	Cancellation charges on purchase orders for inventory that we cancelled, which negatively impacted gross margin by approximately 2 and 1 percentage points, respectively, for the three and six months ended June 30, 2006.

International. Our gross margin for the three and six months ended June 30, 2006 decreased by 34.8 and 22.9 percentage points, compared to the same periods in 2005, and the decrease was primarily due to:

•	Higher discounts and allowances related to Mexico and Canada, compared to the three and six months ended June 30, 2005. As a result of a detailed evaluation of our customers’ accounts in these countries, we recorded an additional charge of approximately $2.2 in the second quarter of 2006. We also recorded approximately $0.7 million of sales discounts in the U.K. and Canada. These discounts and allowances unfavorably impacted gross margin by approximately, 19 and 20 percentage points, respectively, for the three and six months ended June 30, 2006.

•	Unfavorable product mix, resulting from lower sales of our LeapPad family of products, and relatively stronger sales by our distributors, where we generate lower margins. These factors also negatively impacted gross margins by approximately 10 and 7 percentage points, respectively, for the three and six months ended June 30, 2006.

•	Start-up costs associated with our new Canadian warehouse that impacted gross margin by 3 and 2 percentage points, respectively, for the three and six months ended June 30, 2006.

Education and Training. Our gross margin for the three and six months ended June 30, 2006 decreased by 2.5 and 1.7 percentage points, respectively, compared to the same periods in 2005, and was primarily due to unfavorable product mix and the impact of fixed warehouse costs on reduced sales volume.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of salaries and related employee benefits, legal fees, marketing expenses, systems costs, rent, office equipment, supplies and professional fees. We record all of our indirect expenses in our U.S. Consumer segment and do not allocate these expenses to our International and Education and Training segments.

Selling, general and administrative expense for each segment and the related percentage of the segment’s net sales were as follows:

	Three Months Ended June 30,
	2006		2005		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$18.7	46.4%	$19.6	36.0%	$(0.9)	(5)%
International	4.2	28.1%	3.1	17.5%	1.1	35%
Education and Training	5.1	39.5%	6.3	42.0%	(1.2)	(19)%

Total Company	$28.0	41.1%	$29.0	33.3%	$(1.0)	(3)%

(1)	In Millions

	Six Months Ended June 30,
	2006		2005		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$42.5	48.8%	$43.1	43.6%	$(0.6)	(1)%
International	8.2	30.4%	7.2	20.6%	1.0	14%
Education and Training	10.1	49.0%	11.9	47.4%	(1.8)	(15)%

Total Company	$60.8	45.1%	$62.2	39.2%	$(1.4)	(2)%

(1)	In Millions

The overall $1.0 million and $1.5 million declines in selling, general and administrative expense during the three and six months ended June 30, 2006, were primarily due to:

•	Lower legal expenses of $2.4 million and $5.5 million, respectively, related to patent enforcement for the three and six months ended June 30, 2006, compared to the same periods in 2005.

•	Lower marketing and direct sales force costs of $1.2 million and $1.8 million, respectively, primarily related to our Education and Training segment for the three and six months ended June 30, 2006, compared to the same periods in 2005.

These factors were partially offset by higher compensation expense due to adoption of SFAS 123 (R) effective January 1, 2006, requiring expense recognition of stock options granted to employees for the first time as well as higher compensation expense for performance shares, restricted stock units and restricted stock awards. Total stock-based compensation expense included in selling, general and administrative expense for the three and six months ended June 30, 2006 were $1.5 million and $3.8 million, respectively, compared to $0.3 million and $0.4 million, respectively, for the same periods in 2005.

For the full year, we expect to recognize, approximately, $8.0 million more in expense for stock-based compensation in 2006 than in 2005, of which a portion will be included in research and development expense.

Research and development expense

Research and development expense consists primarily of costs associated with content development, product development and product engineering. We record all of our indirect expenses in our U.S. Consumer segment and do not allocate these expenses to our International and Education and Training segments.

Research and development expense for each segment and the related percentage of the segment’s net sales was as follows:

	Three Months Ended June 30,
	2006		2005		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$11.5	28.5%	$12.9	23.8%	$(1.4)	(11)%
International	0.7	4.6%	0.7	0.0%	(0.0)	(0)%
Education and Training	0.7	5.5%	0.9	6.3%	(0.2)	(22)%

Total Company	$12.9	18.9%	$14.5	16.7%	$(1.6)	(11)%

(1)	In Millions

	Six Months Ended June 30,
	2006		2005		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$22.1	25.4%	$26.2	26.5%	$(4.1)	(16)%
International	1.4	5.2%	1.5	4.3%	(0.1)	(7)%
Education and Training	1.8	8.7%	1.6	6.5%	0.2	13%

Total Company	$25.3	18.8%	$29.3	18.4%	$(4.0)	(14)%

(1)	In Millions

Research and development expense decreased in the first half of 2006 compared to the same period in 2005 primarily due to spending related to the FLY platform in the second quarter of 2005 in preparation for the 2005 Fall release.

Offsetting these decreases, we recorded $0.6 million and $1.4 million, respectively, for stock-based compensation expense in the three and six months ended June 30, 2006, compared to $0.3 million and $0.5 million, respectively, in the same periods of 2005. In addition, we incurred employee costs of $0.6 million associated with the closure of our engineering facilities in Los Gatos, California. We plan to complete the consolidation of our engineering facilities with our corporate headquarters in Emeryville, California by the end of 2006.

We expect to increase our overall spending on research and development in 2006 over 2005 levels.

Research and development expense, which we classify into two categories, product development and content development, were as follows:

	Three Months Ended June 30,
	2006		2005		Change
Segment	$(1)	% of Total Company Net Sales	$(1)	% of Total Company Net Sales	$(1)%
Product development	$6.8	10.0%	$6.6	7.6%	$0.2	3%
Content development	6.1	9.0%	7.9	9.1%	(1.8)	(23)%

Research & Development	$12.9	18.9%	$14.5	16.7%	$(1.6)	(11)%

(1)	In Millions

	Six Months Ended June 30,
	2006		2005		Change
Segment	$(1)	% of Total Company Net Sales	$(1)	% of Total Company Net Sales	$(1)%
Product development	$11.6	8.6%	$13.5	8.5%	$(1.9)	(14)%
Content development	13.7	10.2%	15.8	9.9%	(2.1)	(13)%

Research & Development	$25.3	18.8%	$29.3	18.4%	$(4.0)	(14)%

(1)	In Millions

Advertising Expense

Advertising expense during the quarter for each segment and related percentage of our total net sales was as follows:

	Three Months Ended June 30,
	2006		2005		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$6.1	15.1%	$5.8	10.4%	$0.3	5%
International	1.9	12.8%	0.9	5.4%	1.0	111%
Education and Training	0.4	3.1%	0.2	1.4%	0.2	100%

Total Company	$8.4	12.3%	$6.9	8.0%	$1.5	22%

(1) In Millions

	Six Months Ended June 30,
	2006		2005		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$10.9	12.5%	$10.3	10.3%	$0.6	6%
International	3.3	12.3%	2.9	8.3%	0.4	14%
Education and Training	0.4	2.0%	0.2	1.0%	0.2	100%

Total Company	$14.6	10.8%	$13.4	8.5%	$1.2	9%

(1)	In Millions

The increase in advertising expense for the three and six months ended June 30, 2006 of $1.5 million and $1.2 million, respectively, as compared to the corresponding periods of the prior year was primarily due to higher spending by our business units in Canada and Mexico for co-op advertising and agency fees.

Historically, our advertising expense increases significantly in dollars and as a percentage of net sales starting in the third and most heavily in the fourth quarters due to the concentration of our television advertising in the pre-holiday selling period. We anticipate that this seasonal trend will continue in 2006, but we expect that our full-year advertising spending will be consistent as a percentage of net sales with historical levels.

Depreciation and Amortization Expense (excluding depreciation of tooling and amortization of content development expenses, which are included in cost of sales)

For the three months ended June 30, 2006 and 2005, depreciation and amortization expense was approximately $2.4 million. Depreciation and amortization expense increased by $0.2 million to $5.0 million from $4.8 million for the six months ended June 30, 2005. As a percentage of net sales, depreciation and amortization expense increased to 3.5% and 3.6%, respectively, for the three and six months ended June 30, 2006, compared to 2.7% and 3.0%, respectively, for the three and six months ended June 30, 2005.

Income (Loss) From Operations

Income or loss from operations for each segment and the related percentage of segment net sales was as follows:

	Three Months Ended June 30,
	2006		2005		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$(32.9)	(81.6)%	$(22.5)	(41.2)%	$(10.4)	46%
International	(4.5)	(30.2)%	4.0	23.2%	(8.5)	(213)%
Education and Training	2.8	21.7%	3.4	22.5%	(0.6)	(18)%

Total Company	$(34.6)	(50.8)%	$(15.1)	(17.3)%	$(19.5)	(129)%

(1)	In Millions

	Six Months Ended June 30,
	2006		2005		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$(58.9)	(67.5)%	$(52.5)	(53.2)%	$(6.4)	12%
International	(6.5)	(24.2)%	4.7	13.5%	(11.2)	(238)%
Education and Training	1.6	7.7%	3.6	14.2%	(2.0)	(55)%

Total Company	$(63.8)	(47.4)%	$(44.2)	(27.8)%	$(19.6)	44%

(1)	In Millions

We record all of our indirect expenses in our U.S. Consumer segment and do not allocate these expenses to our International and Education and Training segments.

Given the extent of the year-to-date losses, we are unlikely to be profitable in 2006.

U.S. Consumer. The increased loss from operations in our U.S. Consumer segment is primarily due to lower net sales and lower gross margin, partially offset by lower operating expenses.

International. Our International segment’s decline to a loss from operations from an operating profit in the prior-year period is primarily due to lower net sales and lower gross margin.

Education and Training. The Education and Training segment’s decrease in income from operations is primarily due lower net sales and lower gross margin, partially offset by lower operating expenses.

Other

Net interest income increased by $0.9 million and $1.4 million to $2.2 million and $3.5 million, respectively, in the three and six months ended June 30, 2006. In 2005, net interest income was $1.3 million and $2.1 million, respectively, in the three and six months ended June 30, 2005. This increase was due to higher market interest rates and from increasing the percentage of investment in higher–rate taxable interest securities in 2006, compared to tax-exempt securities in 2005.

Other income (expense), net which consisted primarily of foreign currency related activities, decreased by $1.3 million and $0.9 million, respectively, to expense of $1.2 million and $0.8 million, respectively, in the three and six months ended June 30, 2006.

Our effective tax rate was 23.6% for the three months ended June 30, 2006 compared to 29.5% for the same period in 2005. For the six months ended June 30, 2006 our effective tax rate was 19.3% compared to 29.5% for the same period in

2005. The lower effective tax rate in 2006 was primarily due to the benefits of research and development credits, offset by changes in our international sourcing arrangements.

Net Loss

Our net losses for the three and six months ended June 30, 2006 were $25.7 million and $49.3 million, or 37.8% and 36.6% of net sales, respectively, as a result of the factors described above. In the same period of 2005, our net losses were $9.8 million and $29.7 million, or 11.2% or 18.7% of net sales, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity during the six months ended June 30, 2006 have been:

•	Existing cash and cash equivalents balances.

•	Cash received from the collection of accounts receivable balances generated from sales in the fourth quarter of 2005 and the six months ended June 30, 2006.

Cash and related balances are:

	June 30,
	2006(1)	2005(1)	Change (1)
Cash and cash equivalents	$69.7	$36.0	$33.7
Short-term investments	111.0	123.6	(12.6)

	$180.7	$159.6	$21.1

% of total assets	33.5%	30.0%

(1)	In millions

Financial Condition

We believe our current cash and short-term investments, anticipated cash flow from operations and future seasonal borrowings, if any; will be sufficient to meet our working capital and capital requirements through at least the end of 2006.

Cash and cash equivalents increased by $33.7 million during the six months ended June 30, 2006 compared to a decrease of $12.6 million during the same period in 2005. The change in cash and cash equivalents was as follows:

	June 30,
	2006(1)	2005(1)	Change (1)
Net cash provided by operating activities	$111.9	$65.3	$46.6
Net cash used in investing activities	(95.2)	(93.0)	(2.2)
Net cash provided by financing activities	$3.2	6.0	(2.8)
Effect of exchange rate changes on cash	1.4	(2.8)	4.2

Increase in cash and cash equivalents	21.3	(24.5)	45.8

(1)	In millions

Our cash flow is very seasonal, and the vast majority of our sales historically occur in the last two quarters of the year as retailers expand inventories for the holiday selling season. Our accounts receivable balances are generally the highest in the last two months of the fourth quarter, and payments are not due until the following year. Cash used in operations is typically the highest in the third quarter as we increase inventory to meet the holiday season demand. The following table shows certain quarterly cash flows from operating activities data that illustrate the seasonality of our business:

	Cash Flow From Operating Activities
	2006(1)	2005(1)	2004(1)
1st Quarter	133.1	90.6	108.3
2nd Quarter	(21.2)	(25.3)	(31.8)
3rd Quarter	NA	(44.6)	(48.5)
4th Quarter	NA	(45.4)	(27.9)

Total	NA	(24.7)	0.1

In November, 2005, we entered into a $75.0 million asset-based revolving credit facility with Bank of America. The borrowing availability varies according to the levels of our accounts receivable, inventory and cash and investment securities deposited in secured accounts with the administrative agent or other lenders.

The revolving credit facility contains customary events of default, including payment failures; failure to comply with covenants; failure to satisfy other obligations under the credit agreements or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; material judgments; change in control provisions and the invalidity of the guaranty or security agreements. The cross-default provision applies if a default occurs on other indebtedness in excess of $5.0 million and the applicable grace period in respect of the indebtedness has expired, such that the lender of, or trustee for, the defaulted indebtedness has the right to accelerate. If an event of default occurs, the lenders may terminate their commitments, declare immediately all borrowings under the credit facility as due and foreclose on the collateral. Our credit facility requires us to maintain a fixed charge coverage ratio of 1.0 to 1.0. The ratio is measured only if certain availability thresholds are not met. As of June 30, 2006, we were not required to perform this calculation. During the three and six months ended June 30, 2006, we were in compliance with the covenants related to our credit facility.

Operating Activities

The $46.6 million increase in net cash provided by operating activities for the six months ended June 30, 2006 compared to the same period in 2005 was primarily due to the following factors:

•	Higher collections in the six months ended June 30, 2006 compared to the same period in 2005.

•	Reduced raw material and finished good purchases.

•	Offsetting these factors, an increase in net loss for the six months ended June 30, 2006 and payments to suppliers and vendors.

Working Capital – Major Components

Accounts receivable

Gross accounts receivable was $55.0 million at June 30, 2006, $75.9 million at June 30, 2005 and $259.1 million at December 31, 2005. Allowances for doubtful accounts were $ 2.7 million at June 30, 2006, $1.7 million at June 30, 2005 and $1.3 million at December 31, 2005. Our days-sales-outstanding, or DSO, at June 30, 2006 was 70 days compared to 77 days at June 30, 2005. Our DSO at December 31, 2005 was 93 days. The improved level of days’ sales outstanding is generally due to improved timeliness in the resolution of disputed sales discounts and allowances over the same period last year.

Allowances for doubtful accounts, as a percentage of gross accounts receivable, was 4.9 % at June 30, 2006 compared to 2.2% at June 30, 2005. At December 31, 2005, allowances for accounts receivable were 0.5% of gross accounts receivable.

Inventory

Inventory, net of allowances, was $186.1 million at June 30, 2006, $182.6 million at June 30, 2005 and $169.1 million at December 31, 2005. Inventory increased by $17.0 million, or 10.1%, from December 31, 2005 to June 30, 2006. This increase from year end is consistent with the seasonality of our business. Our inventory levels are generally higher than desired, and we are implementing strategies to better forecast and control our inventories.

Deferred income taxes

We recorded a current deferred tax asset of $12.4 million at June 30, 2006, $36.5 million at June 30, 2005 and $10.7 million at December 31, 2005. The year-over-year decrease in our current deferred income tax asset was primarily due to the timing of realizing other deferred tax assets.

We recorded a non-current deferred tax asset of $24.5 million at June 30, 2006, $7.3 million at June 30, 2005 and $16.6 million at December 31, 2005. The increase was primarily due to net operating losses and additional research and development credits available to be carried forward in future periods.

For information concerning our potential establishment of a valuation allowance against some or all of our deferred tax asset, see “Our net income assets will be reduced if we are required to establish a valuation allowance against our deferred tax assets” in Item 1A of Part II of this report.

Other assets

Other assets had a balance of $10.9 million, $4.0 million and $6.8 million, respectively, at June 30, 2006 and 2005 and at December 31, 2005. The increase over the previous year and since December 31, 2005 was primarily due to approximately $6.0 million for royalties prepaid for periods exceeding twelve months. Since year end, we prepaid an additional $3.0 million of royalties.

Accounts payable

Accounts payable was $ 62.0 million at June 30, 2006, $84.7 million at June 30, 2005 and $74.3 million at December 31, 2005. The decreases in accounts payable reflect reduced inventory purchases in the first and second quarter of 2006.

Income taxes payable

Income taxes payable was $1.5 million at June 30, 2006, $4.9 million at June 30, 2005 and $1.8 million at December 31, 2005. The current income taxes payable represents payments due to non-US jurisdictions.

In the first six months of 2006, we made $1.7 million in income tax payments. We paid $0.6 million in the same period of 2005. The income tax payments were primarily due to foreign income taxes resulting from taxable income in our International business segment.

Investing Activities

Net cash used in investing activities was $95.2 million for the six months ended June 30, 2006, compared to a use of $93.0 million for the same period in 2005. The primary components of net cash used in investing activities for the six months ended June 30, 2006 compared to the same period in 2005 were:

•	Purchases of investments of $220.7 million in 2006 compared with purchases of $225.4 million in 2005.

•	Sale of short-term investments of $126.9 million in 2006 compared to $138.4 million in 2005.

Financing Activities

Net cash provided by financing activities was $3.2 million for the six months ended June 30, 2006 compared to $6.0 million for the same period in 2005. The primary components of cash provided by financing activities in both years were proceeds received from the exercise of stock options and purchases of our Class A common stock pursuant to our employee stock purchase plan.

Commitments

In March 2006, we amended the lease for our corporate headquarters located in Emeryville, California, to acquire additional space, effective January 1, 2007 or earlier at the our option, accommodating the relocation of our research and development facilities from Los Gatos, California to Emeryville, California. Our minimum lease obligation over the term of the lease, which terminates in 2016, is $5.2 million.

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

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements. We recorded net losses of $1.9 million and $2.5 million on the foreign currency forward contracts for the three and six months ended June 30, 2006, respectively. We also recorded net gains of $0.7 and $1.6 million on the underlying transactions denominated in foreign currencies for the three and six months ended June 30, 2006, respectively.

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts that were outstanding as of June 30, 2006 follows:

Currency	Average Forward Exchange Rate	Notional Amount in Local Currency	Fair Value (1)
British Pound	1.84780	6,197,844	$(1,235)
Euro	1.26190	11,040,000	(200,305)
Canadian Dollar	1.10440	15,395,227	91,272
Mexican Peso	11.51030	108,246,000	(139,701)

Total			$(249,969)

(1)	In U.S. Dollars

Cash equivalents and short-term investments are presented at fair value on our balance sheets. We invest our excess cash in accordance with our investment policy. At June 30, 2006, June 30, 2005 and December 31, 2005, our cash was invested primarily in money market funds, municipal auction rate securities and auction preferred securities. Any adverse changes in interest rates or securities prices may decrease the value of our short-term investments and operating results.

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

Based upon the controls evaluation, our CEO and CFO have concluded that, as a result of the matters discussed below with respect to our internal control over financial reporting, our disclosure controls as of June 30, 2006 were not effective.

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

Remediation Actions Taken During the Quarter Ended June 30, 2006

•	Hired an International Accounting Manager, Compliance Manager and other well-seasoned finance and accounting professionals.

•	Began the rationalization of the number of manual primary controls and identified some automated controls on which to place reliance.

•	Began utilizing our internal audit function to improve operations controls.

Remediation Actions Taken or to be Taken After the Quarter Ended June 30, 2006

•	Upgraded the supply chain module of our ERP systems effective July 31, 2006.

•	Continue to identify and hire appropriate personnel with accounting experience commensurate with responsibilities.

•	Continue to clearly define roles and responsibilities throughout the accounting/finance organization.

•	Work with the information technology organization to ensure that accounting/finance staff has appropriate training in Oracle 11i applications.

•	Continue strengthening of personnel through training of existing staff.

•	Continue to improve processes and procedures to manage oversight of control activities.

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

Changes in Internal Control over Financial Reporting

Except as noted above under the heading, “Remediation Actions to Address Material Weakness in Internal Control over Financial Reporting—Remediation Actions Taken During the Quarter Ended June 30, 2006,” there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

The information regarding the Company’s pending claims and lawsuits is incorporated by reference to Part I, Financial Information, Note 11 to the Consolidated Financial Statements, “Commitments and Contingencies.”

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

Sales of our platforms, related software and stand-alone products typically have grown in the periods following initial introduction, but we expect sales of specific products to decrease as they mature. For example, net sales of the Classic LeapPad and My First LeapPad in our U.S. Consumer business peaked in 2002 and have since been declining since. Therefore, the introduction of new products and the enhancement and extension of existing products, through the introduction of additional software, web-enabled content and alternative delivery systems is critical to our future sales growth. To remain competitive, we must continue to develop new technologies and products and enhance existing technologies and product lines, as well as successfully integrate third-party technology with our own.

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

In 2005, we introduced a number of new platforms, stand-alone products, interactive books and other software for each of our three business segments, including our FLY Pentop Computer, which is targeted at an older age group of consumers than we have focused on in the past, and our Leapster L-MAX handheld for screen-based learning. We cannot assure you that these products will be successful or that other products will be introduced or, if introduced, will be successful. The failure to enhance and extend our existing products or to develop and introduce new products that achieve and sustain market acceptance and produce acceptable margins would harm our business and operating results.

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

Failure to predict accurately and respond appropriately to retailer and consumer demand on a timely basis to meet seasonal fluctuations, or any disruption of consumer buying habits during this key period, would harm our business and operating results. In addition, due to this seasonality, our quarterly operating results are susceptible to fluctuations. Historically, our quarterly operating results have fluctuated significantly. For example, our net loss for six months ended June 30, 2006 was $49.3 million. Our net income (loss) for the first, second, third and fourth quarters of 2005 was $(19.9) million, $(9.8) million, $32.8 million and $(14.4) million, respectively. We expect that we will continue to incur losses during the first and second quarters of each year for the foreseeable future.

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

Our future success depends partly on the continued contribution of our key executives, technical, sales, marketing, manufacturing and administrative personnel. The loss of services of any of our key personnel could harm our business. Recruiting and retaining skilled personnel is highly competitive. On July 3, 2006, we announced that our board of directors appointed Jeffrey G. Katz as our President and Chief Executive Officer.

In the second quarter of 2006, we announced that we are consolidating our office locations, moving our research and development offices from Los Gatos, California to our corporate headquarters in Emeryville, California, approximately 50 miles away. The loss of services of any of our key personnel could harm our business. Recruiting and retaining skilled personnel is highly competitive. If we fail to retain, hire, train and integrate qualified employees and contractors, we will not be able to maintain and expand our business.

Part of our compensation package includes stock and/or stock options. If our stock performs poorly, it may adversely affect our ability to retain or attract key employees. In addition, because we are required to treat all stock-based compensation as an expense as of January 1, 2006, we may experience increased compensation costs. Changes in compensation packages or costs could impact our profitability and/or our ability to attract, motivate and retain sufficient qualified personnel.

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

Our net income and assets will be reduced if we are required to establish a valuation allowance against our deferred tax assets.

We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. When we believe it is more likely than not that all or a portion of a deferred tax asset will not be realized, we record a valuation allowance, which causes a reduction in our net deferred tax assets and a corresponding reduction in our net income. In determining whether the establishment of a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of deferred tax assets. To the extent these factors do not adequately support the projected realizability of our deferred tax assets, which totaled $37.0 million at June 30, 2006, we will be required to establish a valuation allowance against some or all of these assets. This would cause our net income and assets to decrease. We are unable to predict whether we will be required to establish such a valuation allowance during 2006 but believe, based in part on our recent financial results, that there is a possibility that we will.

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

Our stock price could be volatile and your investment could lose value.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

On June 16, 2006, we held our annual meeting of stockholders for the purpose of:

•	Electing eight directors to service until the next annual meeting of stockholders;

•	Approving amendment to our 2002 Non-Employee Directors’ Stock Option Plan to increase the aggregate number of shares of common stock authorized for issuance under the plan by 500,000 shares and to add restricted stock, restricted stock unit awards, performance stock awards and stock appreciation rights to the types of awards available for grant under the plan;

•	Approving amendments to our 2002 Equity Incentive Plan to increase the aggregate number of shares of our Class A common stock authorized for issuance under the plan by 2,000,000 shares and to expand the types of awards available for grant under the plan;

•	Ratifying the selection by the Audit Committee of our board of directors of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2006.

The following directors were elected to our board of directors according to the following votes:

Nominee	For	Withheld	Broker Non-Votes
Steven B. Fink	298,737,244	4,084,306	0
Thomas J. Kalinske	302,555,194	266,356	0
Jeffrey G. Katz	302,537,973	283,577	0
Stanley E. Maron	302,542,461	279,089	0
E. Stanton McKee, Jr.	302,550,443	271,107	0
David C. Nagel	301,475,057	1,346,493	0
Ralph R. Smith	301,623,967	1,197,583	0
Caden Wang	301,677,275	1,144,275

Our 2002 Non-Employee Directors’ Stock Option Plan was amended as described above according to the following votes

For	282,174,050
Against	4,364,996
Abstained	958,642
Broker Non-Votes	26,679,790

Our 2002 Equity Incentive Plan was amended as described above according to the following votes

For	280,357,512
Against	6,183,924
Abstained	956,252
Broker Non-Votes	26,679,790

Ernst & Young LLP was ratified as our independent auditors for our fiscal year ending December 31, 2006 according to the following votes

For	302,601,664
Against	180,976
Abstained	38,910
Broker Non-Votes	0

Item 6.	Exhibits.

(a)	Exhibit Index

3.03(a)	Amended and Restated Certificate of Incorporation.

3.04(a)	Amended and Restated Bylaws.

4.01(a)	Form of Specimen Class A Common Stock Certificate.

4.02(b)	Fourth Amended and Restated Stockholders Agreement, dated May 30, 2003, among LeapFrog and the investors named therein.

10.43(c)	2002 Equity Incentive Plan, as amended.

10.44(c)	2002 Non-Employee Directors’ Stock Award Plan, as amended.

10.45(d)	Certain Compensation Arrangements with Named Executive Officers.

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the same numbered exhibit previously filed with the company’s registration statement on Form S-1 (SEC File No. 333-86898).

(b)	Incorporated by reference to the same numbered exhibit previously filed with the company’s report on Form 10-Q filed on August 12, 2003 (SEC File No. 001-31396).

(c)	Incorporated by reference to the exhibits previously filed with the company’s report on Form 8-K filed on July 17, 2006 (SEC File No. 001-31396).

(d)	Incorporated by reference to the disclosures made in Item 1.01 in the company’s reports on Form 8-K filed on March 31, 2006 and August 4, 2006 (SEC File No. 001-31396).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc. (Registrant)

/s/ Jeffrey G. Katz
Jeffrey G. Katz
President and Chief Executive Officer (Authorized Officer)

Dated: August 7, 2006

/s/ William B. Chiasson
William B. Chiasson
Chief Financial Officer (Principal Financial Officer)

Dated: August 7, 2006

EXHIBIT INDEX

3.03(a)	Amended and Restated Certificate of Incorporation.

3.04(a)	Amended and Restated Bylaws.

4.01(a)	Form of Specimen Class A Common Stock Certificate.

4.02(b)	Fourth Amended and Restated Stockholders Agreement, dated May 30, 2003, among LeapFrog and the investors named therein.

10.43(c)	2002 Equity Incentive Plan, as amended.

10.44(c)	2002 Non-Employee Directors’ Stock Award Plan, as amended.

10.45(d)	Certain Compensation Arrangements with Named Executive Officers.

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the same numbered exhibit previously filed with the company’s registration statement on Form S-1 (SEC File No. 333-86898).

(b)	Incorporated by reference to the same numbered exhibit previously filed with the company’s report on Form 10-Q filed on August 12, 2003 (SEC File No. 001-31396).

(c)	Incorporated by reference to the exhibits previously filed with the company’s report on Form 8-K filed on July 17, 2006 (SEC File No. 001-31396).

(d)	Incorporated by reference to the disclosures made in Item 1.01 in the company’s reports on Form 8-K filed on March 31, 2006 and August 4, 2006 (SEC File No. 001-31396).