Form 10-Q
period 2006-09-30
LEAPFROG ENTERPRISES INC
filed 2006-11-03
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of Class A common stock, par value $0.0001, and Class B common stock, par value $0.0001, outstanding as of October 31, 2006, was 35,482,894 and 27,614,176, respectively.

Part I

Financial Information

i

PART I.

FINANCIAL INFORMATION

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,		December 31,
	2006	2005	2005
	(Unaudited)		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$42,578	$42,466	$48,422
Short-term investments	92,290	31,650	23,650
Restricted cash	—	150	150
Accounts receivable, net of allowances of $1,904, $1,378 and $1,328 at September 30, 2006 and 2005 and December 31, 2005, respectively.	152,762	219,883	257,747
Inventories, net	154,462	211,860	169,072
Prepaid expenses and other current assets	24,607	27,519	21,319
Deferred income taxes	613	13,602	10,715

Total current assets	467,312	547,130	531,075
Property and equipment, net	24,045	23,625	23,817
Deferred income taxes	37	7,298	16,588
Intangible assets, net	26,311	28,107	27,574
Other assets	10,693	10,220	6,775

Total assets	$528,398	$616,380	$605,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,975	$120,673	$74,329
Accrued liabilities and deferred revenue	45,257	38,453	44,225
Income taxes payable	3,507	4,220	1,781

Total current liabilities	132,739	163,346	120,335
Deferred rent and other long term liabilities	17,359	2,146	19,171
Stockholders’ equity:
Class A common stock, par value $0.0001; 139,500 shares authorized; shares issued and outstanding: 34,994; 34,735 and 34,853 at September 30, 2006 and 2005 and December 31, 2005, respectively.	4	3	3
Class B common stock, par value $0.0001; 40,500 shares authorized; 27,614 shares issued and outstanding at September 30, 2006 and 2005, and December 31, 2005, respectively.	3	3	3
Treasury stock	(185)	—	(148)
Additional paid-in capital	341,427	340,276	342,595
Deferred compensation	—	(9,145)	(9,855)
Accumulated other comprehensive income	3,364	1,321	925
Retained earnings	33,687	118,430	132,800

Total stockholders’ equity	378,300	450,888	466,323

Total liabilities and stockholders’ equity	$528,398	$616,380	$605,829

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$184,718	$242,820	$319,385	$401,746
Cost of sales	135,529	134,108	228,288	227,470

Gross profit	49,189	108,712	91,097	174,276
Operating expenses:
Selling, general and administrative	30,150	32,739	90,990	94,961
Research and development	14,513	13,958	39,823	43,277
Advertising	16,994	13,045	31,597	26,487
Depreciation and amortization	2,195	2,385	7,141	7,176

Total operating expenses	63,852	62,127	169,551	171,901

Income (loss) from operations	(14,663)	46,585	(78,454)	2,375
Interest expense	(4)	(6)	(107)	(35)
Interest income	2,051	814	5,601	2,918
Other (expense) income, net	347	(116)	(436)	(48)

Income (loss) before provision for income taxes	(12,269)	47,277	(73,396)	5,210
Provision for income taxes	37,472	14,492	25,717	2,083

Net income (loss)	$(49,741)	$32,785	$(99,113)	$3,127

Net income (loss) per common share:
Basic	$(0.79)	$0.53	$(1.58)	$0.05
Diluted	$(0.79)	$0.52	$(1.58)	$0.05
Shares used in calculating net income (loss) per common share:
Basic	62,895	61,986	62,698	61,597
Diluted	62,895	62,660	62,698	62,111

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Net income (loss)	$(99,113)	$3,127
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	12,020	11,549
Amortization	1,263	1,389
Unrealized foreign exchange loss	3,051	2,959
Provision for doubtful accounts	(276)	(1,004)
Deferred income taxes	26,653	10,683
Stock-based compensation	5,340	1,765
Tax benefit from stock-based compensation	—	1,844
Other changes in operating assets and liabilities:
Accounts receivable	105,261	8,019
Inventories	14,610	(81,328)
Prepaid expenses and other current assets	(3,288)	(14,250)
Other assets	(3,918)	(6,259)
Accounts payable	9,646	58,131
Accrued liabilities and deferred revenue	1,440	(15,610)
Deferred rent	(1,812)	(32)
Income taxes payable	1,726	(2,759)
Other	(852)	1,024

Net cash provided by (used in) operating activities	71,751	(20,752)

Investing activities:
Purchases of property and equipment	(12,246)	(9,524)
Purchases of investments	(457,447)	(269,040)
Sale of investments	388,957	274,003

Net cash used in investing activities	(80,736)	(4,561)

Financing activities:
Cash used to collateralize Letter of Credit	—	(150)
Purchase of treasury stock	(37)	—
Proceeds from the exercise of stock options and employee stock purchase plan	3,790	9,810

Net cash provided by financing activities	3,753	9,660

Effect of exchange rate changes on cash	(612)	(2,440)

Decrease in cash and cash equivalents	(5,844)	(18,093)
Cash and cash equivalents at beginning of period	48,422	60,559

Cash and cash equivalents at end of period	$42,578	$42,466

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes, net of refunds	$3,082	$711
Noncash investing and financing activities:
Restricted stock and restricted stock units granted to employees	$5,371	$9,912
Assets acquired under capital lease	—	1,192

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

The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial information included herein should be read in conjunction with the Company’s consolidated financial statements and related notes in its 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2006 (the “2005 Form 10-K”).

2.	Stock-Based Compensation

At September 30, 2006, the Company had stock-based compensation plans for employees and nonemployee directors that authorized the granting of various stock-based incentives including stock options, restricted stock and restricted stock units. On June 16, 2006, the stockholders approved amendments to these plans to increase the number of shares of Class A common stock reserved for issuance to employees to 21,000 from 19,000 and to increase the number of shares of Class A common stock reserved for issuance to nonemployee directors to 1,250 from 750.

Prior to January 1, 2006, the Company accounted for the plans under the measurement and recognition provisions of APB Opinion No.25, “Accounting for Stock Issued to Employees,” and related Interpretations, permitted under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As a result, employee stock option-based compensation was included as a pro forma disclosure in the Notes to the Company’s financial statements prior to January 1, 2006.

Effective January 1, 2006, the Company adopted the recognition provisions of Statement of Financial Accounting Standard No. 123(R), “Share-Based Compensation” (“SFAS 123(R)”), using the modified-prospective transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for the prior periods have not been restated.

Compensation costs related to stock-based compensation are generally amortized over the vesting period in selling, general and administrative and research and development expenses in the statement of operations. The Company recognized total stock-based compensation expense of $1,502 and $5,340 for the three and nine months ended September 30, 2006, respectively, for employees and nonemployee directors. For the three and nine months ended September 30, 2006, $902 and $3,353, respectively, was recorded in selling, general and administrative expense, and $600 and $1,981, respectively, was recorded in research and development expense. During the three and nine months ended September 30, 2005, the Company recorded total stock-based compensation expense of $883 and $1,765, respectively. For the three and nine months ended September 30, 2005, $506 and $898, respectively, was recorded in selling, general and administrative expense and $376 and $867, respectively, was recorded in research and development expense.

The total stock-based compensation expense for employee stock options recorded in the three and nine months ended September 30, 2006 was $1,091 before tax ($657 or $0.01 per share after tax) and $2,365 before tax ($1,424 or $0.02 per share after tax), respectively. There was no corresponding expense in the three or nine months ended September 30, 2005. As of September 30, 2006, the Company had $16,005 of unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted-average period of approximately 3.2 years.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

In addition, the Company had previously recorded additional paid in capital and deferred compensation in stockholders’ equity for the unamortized portion of restricted stock awards and restricted stock units. These amounts were reversed on January 1, 2006 in accordance with the provisions of SFAS 123(R). Of the total stock-based compensation expense for the three months ended September 30, 2006, $412 before tax ($248 or $0.004 per share after tax) was attributable to restricted stock units, restricted stock awards, and performance share awards, compared to $1,676 before tax ($1,009 or $0.02 per share after tax) for the three months ended September 30, 2005. Of the total stock-based compensation expense for the nine months ended September 30, 2006, $2,974 before tax ($1,791 or $0.03 per share after tax) was attributable to restricted stock units, restricted stock awards, and performance share awards, compared to $2,296 before tax ($1,382 or $0.02 per share after tax) for the nine months ended September 30, 2005. As of September 30, 2006, the Company had $12,495 of unrecognized compensation cost related to nonvested restricted stock units and restricted stock awards that is expected to be recognized over a weighted-average period of approximately 2.7 years.

Prior to adopting SFAS 123(R), the Company presented all benefits from tax deductions arising from stock-based compensation as cash flows from operating activities in the statement of cash flows. SFAS 123(R) generally requires that the tax benefits in excess of the compensation cost recognized for those exercised options and vested restricted stock units and restricted stock awards be classified as financing cash flows. However, as the Company is in a net operating loss position, no tax benefit was recorded for stock options exercises or for vested restricted stock units and awards. As a result, no excess tax benefit was included in net cash provided by financing activities.

The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the stated period:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income as reported	$32,785	$3,127
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	54	210
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	(459)	(3,513)
Additional stock based compensation expenses provided by the acceleration of options, net of related tax effect	—	(11,636)

Pro forma net income	$32,380	$(11,812)

Net income per common share as reported:
Basic	$0.53	$0.05
Diluted	$0.52	$0.05
Pro forma net income (loss) per common share:
Basic	$0.52	$(0.19)
Diluted	$0.52	$(0.19)

Effective June 1, 2005, the Company accelerated the vesting of all stock options issued on or before October 1, 2004 with an exercise price of $17.43 or higher. The decision to accelerate vesting of these options was made to avoid recognizing compensation cost in the statement of income in future financial statements upon the effectiveness of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”). The table above reflects the expense associated with the accelerated vesting of these

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

options, with the reduction in the third quarter 2005 expense reflecting the impact of the earlier acceleration of vesting.

Stock Options

Stock options to purchase Class A common stock were granted with an exercise price equal to the closing market price of the Company’s stock on the trading day immediately prior to the date of grant. Each stock option generally has a vesting period of four years and is generally exercisable for a period of up to ten years from the date of the grant. The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option-pricing model.

The table below presents the weighted-average assumptions used in the model for the nine months ended September 30, 2006 and 2005. The expected life of the options represent the period of time the options are expected to be outstanding and is based on the guidance provided in SEC Staff Accounting Bulletin No. 107 on Share-Based Payment. Expected stock price volatility is based on consideration of historical and current implied volatilities of the Company’s stock, as well as the historical volatilities of other entities in the Company’s industry. The risk–free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and that has a term equal to the expected life.

Weighted-average assumptions

	Nine Months Ended September 30,
	2006	2005
Expected life of options (years)	6.25	4.02
Expected stock price volatility	40.06%	39.38%
Risk-free interest rate	5.016%	3.955%
Expected dividend yield	0	0
Fair value of option granted	$4.96	$4.21

A summary of the stock option activities for the nine months ended September 30, 2006 is as follows:

	Optioned Class A Shares
	Number of Shares	Price per Share	Weighted-Average Exercise Price Per share
Balances, December 31, 2005	5,522	$2.37 -$44.60	$10.65
Options granted	3,215	$10.10 -$16.67	$12.26
Options exercised	(451)	$2.37 - $11.04	$7.44
Options canceled	(839)	$9.94 - $38.00	$16.41

Balances, September 30, 2006	7,447	$2.37 - $44.60	$10.89

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $4.96 and $4.21, respectively.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2006.

Class A Options Outstanding				Class A Options Exercisable
Range of Exercise Prices		Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.37	$10.10	811,219	5.77	$7.48	680,212	$6.98
$10.14	$10.14	110,987	9.63	$10.14	10,217	$10.14
$10.30	$10.30	1,200,000	9.76	$10.30	0	$0.00
$10.33	$11.86	799,962	8.88	$11.09	234,386	$11.15
$12.05	$12.50	930,123	7.10	$12.38	618,690	$12.40
$12.90	$13.25	27,437	9.01	$12.93	2,437	$13.25
$13.33	$13.33	950,000	9.76	$13.33	0	$0.00
$13.50	$19.71	768,741	9.11	$16.18	166,422	$16.31
$19.74	$22.25	891,680	7.38	$21.02	887,387	$21.02
$24.69	$44.60	956,375	7.16	$29.63	955,875	$29.63

		7,446,524			3,555,626

The intrinsic value of stock options is defined as the difference between the current market value and the exercise price, which is equal to the market value at the time of the grant. As of September 30, 2006, the total intrinsic value of the stock options outstanding and exercisable was $1,227. Cash received from stock options exercised during the quarter was $169.

On July 6, 2006, the Company granted an aggregate of 2,650 shares of Class A common stock options to its new President and Chief Executive Officer, resulting in an increase in the number of shares issued under stock option awards outstanding. Of these awards, options to purchase 2,000 shares were granted under the Company’s 2002 Equity Incentive Plan and options to purchase 650 shares were granted as an “inducement” grant outside of the Company’s existing equity plans.

On October 30, 2006, the Company granted an aggregate of 1,750 shares of Class A common stock options and authorized for grants, an additional 250 Class A common stock options to its key employees, under the Company’s 2002 Equity Incentive Plan, resulting in an increase in the number of shares issued under stock option awards outstanding subsequent to September 30, 2006.

Restricted stock awards and restricted stock units

Restricted stock awards and restricted stock units generally vest over three and four years, respectively. The shares are valued using the closing market price of the Company’s stock on the trading day immediately prior to the grant date and expense is recognized on a straight-line basis over the applicable vesting period. Effective June 16, 2006, any stock awards or restricted stock units granted reduce shares available for future issuance on a 2 for 1 basis.

Restricted stock awards and stock units are payable in shares of Class A common stock. Employees can elect to pay withholding taxes due upon vesting with shares vested. Effective June 16, 2006, any resulting shares are returned to the pool of shares reserved for future issuance.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

A summary of the activities of the Company’s restricted stock and restricted stock units is presented in the following table:

	Nine Months Ended September 30, 2006
	Number of Shares	Weighted-Average grant-date value per share
Not vested at December 31, 2005	970	$11.24
Granted	514	$10.45
Vested	(132)	$10.50
Forfeited	(224)	$11.68

Not vested at September 30, 2006	1,128	$10.88

Performance Shares

Certain executives have restricted stock awards that are performance-based. Performance shares are received by participants at the end of each three-year cycle and are generally tied to the Company’s performance against pre-established annual financial measures. A portion of these performance shares is dependent on whether the Company’s stock price meets certain milestones over the three-year cycle. During the nine months ended September 30, 2006, the Company recorded pre-tax compensation expense of $987 for the portion of outstanding performance stock awards that is based on the stock price milestones. No compensation expense was accrued for the portion of outstanding performance awards that is based on achieving the Company’s annual financial targets. When annual financial goals are not met, the associated shares are cancelled. A summary of activity for the Company’s performance shares is presented in the following table:

	Nine Months Ended September 30, 2006
	Number of Shares	Weighted-Average grant-date value per share
Not vested at December 31, 2005	315	$16.21
Granted	194	$10.42
Vested	0	0
Forfeited	(99)	$16.38

Not vested at September 30, 2006	410	$13.43

Shares Reserved For Future Issuance

The following table summarizes the number of shares of Class A common stock that are reserved for future issuance under the Company’s equity plans at September 30, 2006.

Number of shares
Options and Stock Awards available and outstanding under the Equity Incentive Plan	66,715
Shares issuable under the Employee Stock Purchase Plan	1,508

68,223

3.	Cash and Cash Equivalents

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

Long-term investments consist of municipal bonds with greater than one-year maturities. At September 30, 2006 and December 31, 2005, the Company had no long-term investments. At September 30, 2005, the Company had long-term investments totaling $3,716, which were included in “Other assets” in the balance sheet.

The Company classifies all investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information. There were no unrealized gains or losses at September 30, 2006, September 30, 2005 and December 31, 2005. The cost of securities sold is based on the specific identification method.

Concentration of credit risk is managed by diversifying investments among a variety of high credit-quality issuers.

5.	Inventories

Inventories consist of the following:

	September 30,		December 31, 2005
	2006	2005
Raw materials	$18,769	$53,444	$31,954
Work in progress	16,013	27,043	11,220
Finished goods	161,946	150,392	150,629
Reserves	(42,266)	(19,019)	(24,731)

Inventories, net	$154,462	$211,860	$169,072

Inventories include amounts accrued for the cancellation of purchase orders against which amounts the Company has recorded an allowance.

During the three months ended September 30, 2006, the Company recorded $21,526 in allowances for excess and obsolete inventory due to product sales decline combined with changing priorities related to its updated strategic direction in 2006.

6.	Income Taxes

The Company’s provision for income taxes for the three and nine months ended September 30, 2006 was approximately $37,472 and $25,717, respectively. The effective income tax rate recognized in the statement of operations was (305.7)% and (35.0)%, respectively, for the three and nine months ended September 30, 2006. In 2005, the effective income tax rates were 30.7% and 39.9% for the three- and nine- month periods, respectively.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The differences between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income tax (benefit) at the statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(130.8)%	1.1%	(8.4)%	(1.2)%
International operations	38.1%	(4.2)%	(14.6)%	4.8%
Research and development credits	(0.0)%	0.0%	0.0%	0.0%
Tax exempt interest	(14.0)%	(1.7)%	0.2%	2.0%
Nondeductible items	23.1%	0.4%	(0.2)%	(0.5)%
Other	24.6%	0.1%	0.1%	(0.2)%
Valuation allowance	(281.7)%	0.0%	(47.1)%	0.0%

Income tax provision (benefit)	(305.7)%	30.7%	(35.0)%	39.9%

During the three months ended September 30, 2006, the Company recorded a non-cash charge to establish a valuation allowance of $43,171 against its gross deferred tax assets of $43,171. The amount represents 100% of the domestic deferred tax assets as set out in the table below.

	September 30,
	2006	2005
Current deferred tax asset	$13,061	$12,974
Less: Valuation allowance	(13,061)	0

	0	12,974

Non-current deferred tax asset	28,490	9,923
Less: Valuation allowance	(30,110)	0

Net non-current deferred tax asset/(liability	($1,620)	$9,923

The valuation allowance is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (SFAS 109), which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. The Company’s domestic net operating losses for the most recent three-year period, the expectation of additional net operating losses in 2006 and changes in its business strategy increased the uncertainty that the level of future profitability needed to record the deferred assets will be achieved and represented sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Should the Company determine that it would be able to realize all or part of its deferred tax asset in the future, an adjustment to the valuation allowance would be recorded in the period such determination was made. The majority of the Company’s domestic deferred tax assets generally have 10 - 20 years until expiration or indefinite lives.

In addition to the $1,620 deferred tax liability, at September 30, 2006, the Company had current and non-current deferred tax assets of $613 and $37, respectively, on the books of its non-U.S. subsidiaries.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

7.	Comprehensive Net Income (Loss)

Comprehensive income (loss) is comprised of net income (loss), and currency translation adjustment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$(49,741)	$32,785	$(99,113)	$3,127
Currency translation adjustment	1,960	138	3,364	(1,077)

Comprehensive income (loss)	$(47,781)	$32,923	$(95,749)	$2,050

8.	Derivative Financial Instruments

At September 30, 2006 and 2005, the Company had outstanding foreign exchange forward contracts, all with maturities of approximately one month, to purchase and sell the equivalent of approximately $70,060 and $58,300, respectively, in foreign currencies, including British Pounds, Canadian Dollars, Euros and Mexican Pesos. The fair market value of these instruments at September 30, 2006 and 2005 was $132 and $488, respectively, and was recorded in accrued liabilities. The counterparties to these contracts are creditworthy multinational commercial banks and thus the Company believes the risks of counterparty nonperformance associated with these contracts are not material. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no assurances that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations.

The Company recorded net gains of $492 and $3,051, respectively, on foreign currency forward contracts for the three and nine months ended September 30, 2006. The Company also recorded net losses of $792 and $2,427, respectively, on the underlying transactions denominated in foreign currencies for the three and nine months ended September 30, 2006.

9.	Net Income (Loss) Per Share

The Company follows the provisions of Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”), which requires the presentation of basic net income (loss) per common share and diluted net income (loss) per common share. Basic net income (loss) per common share excludes any dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$(49,741)	$32,785	$(99,113)	$3,127

Denominator:
Weighted average shares - basic	62,895	61,986	62,698	61,597
Weighted average shares - diluted	62,895	62,660	62,698	62,111

Net income (loss) per Class A and B share:
Basic	$(0.79)	$0.53	$(1.58)	$0.05

Diluted	$(0.79)	$0.52	$(1.58)	$0.05

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

If the Company had reported net income for the three and nine months ended September 30, 2006, the calculations of diluted net income per Class A and B common share would have included additional common equivalent shares of 198 and 376, respectively, related to outstanding stock options and unvested restricted stock (determined using the treasury method). For the same periods ending September 30, 2005, the calculation excludes anti-dilutive shares of 2,636 and 3,973, respectively.

10.	Segment Reporting

The Company’s reportable segments include U.S. Consumer, International and Education and Training. The Company records all indirect expenses and assets as part of the U.S. Consumer segment, and does not allocate these expenses or items to its International and Education and Training segments.

The U.S. Consumer segment includes the design, production and marketing of electronic educational toys and books, sold primarily through the retail channels in the United States. For the International segment, the Company designs, markets and sells products primarily in the non-U.S. consumer product market. The Education and Training segment includes the design, production and marketing of educational books and technology platforms sold primarily to school systems.

The following table shows net sales and income (loss) from operations of the Company’s reportable segments for the three and nine months ended September 30, 2006 and 2005.

	Net Sales	Income (Loss) from operations
Three Months Ended September 30, 2006
U.S. Consumer	$138,276	$(12,095)
International	39,588	2,230
Education and Training	6,854	(4,798)

Total	$184,718	$(14,663)

Three Months Ended September 30, 2005
U.S. Consumer	$192,489	$36,671
International	41,611	10,899
Education and Training	8,720	(985)

Total	$242,820	$46,585

Nine Months Ended September 30, 2006
U.S. Consumer	$225,396	$(70,967)
International	66,499	(4,282)
Education and Training	27,490	(3,205)

Total	$319,385	$(78,454)

Nine Months Ended September 30, 2005
U.S. Consumer	$291,268	$(15,835)
International	76,656	15,619
Education and Training	33,822	2,591

Total	$401,746	$2,375

Due to the seasonal nature of the Company’s business, sales and income for the three and nine months ended September 30, 2006, trends are not necessarily indicative of the Company’s expected full year results.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

11.	Commitments and Contingencies

In March 2006, the Company amended the lease for its corporate headquarters located in Emeryville, California, to acquire additional space, to accommodate the relocation of the Company’s research and development facilities from Los Gatos, California to Emeryville, California. This amended lease terminates in 2016. The Company’s minimum lease obligation is $5,519.

12.	Legal Proceedings

The Company is a party to various pending claims and lawsuits and it intends to defend or pursue these suits vigorously.

Tinkers & Chance v. LeapFrog Enterprises, Inc.

In August 2005, a complaint was filed against the Company in the federal district court for the Eastern District of Texas by Tinkers & Chance, a Texas partnership. The complaint alleges that the Company has infringed, and induced others to infringe, United States Patent No. 6,739,874 by making, selling and/or offering for sale in the United States and/or importing the Company’s LeapPad and Leapster platforms and other unspecified products. Tinkers & Chance seeks unspecified monetary damages, including triple damages based on its allegation of willful and deliberate infringement, attorneys’ fees and injunctive relief. In the spring of 2006, the court granted Tinkers & Chance’s motions to amend the complaint to add claims of infringement of U.S. Patent Nos. 7,006,786; 7,018,213; 7,029,283 and 7,050,754 against the Company’s LeapPad, Leapster and L-Max platforms. Discovery has just begun and trial is scheduled for November 2007.

The Company has not accrued any amount related to this matter based on its belief that it is not probable that a liability has been incurred and the amount of liability, if any, is not currently estimable.

LeapFrog Enterprises, Inc. v. Fisher-Price, Inc. and Mattel, Inc.

In October 2003, the Company filed a complaint in the federal district court for the district of Delaware against Fisher-Price, Inc., alleging that the Fisher-Price PowerTouch learning system violates United States Patent No. 5,813,861. In September 2004, Mattel, Inc. was joined as a defendant. The Company is seeking damages and injunctive relief. Following a trial in the district court, the court declared a mistrial because the jury was unable to reach a unanimous verdict, and the parties stipulated to have the case decided by the court based on the seven-day trial record. On March 30, 2006, the district court issued an order entering judgment in favor of Fisher-Price, Inc. with respect to patent infringement and invalidated claim 25 of the Company’s ‘861 patent. On August 10, 2006, the Company filed its appeal of the district court order with the court of appeal for the Federal Circuit and on October 23, 2006, Fisher-Price filed its reply brief.

Stockholder Class Actions

In December 2003, April 2005 and June 2005, six purported class action lawsuits were filed in federal district court for the Northern District of California against the Company and certain of its current and former officers and directors alleging violations of the Securities Exchange Act of 1934. These actions have since been consolidated into a single proceeding captioned In Re LeapFrog Enterprises, Inc. Securities Litigation. On January 27, 2006, the lead plaintiffs in this action filed an amended and consolidated complaint. This complaint purported to be a class action seeking unspecified damages on behalf of persons who acquired the Company’s Class A common stock during the period July 24, 2003 through October 18, 2004. On March 27, 2006, the Company filed a motion to dismiss the amended and consolidated complaint. The motion was heard on July 21, 2006, and on July 31, 2006, the Court granted the motion to dismiss with leave to amend. On September 29, 2006, plaintiffs filed a second amended consolidated class action complaint. This second amended complaint continues to seek unspecified damages on behalf of persons who acquired the Company’s Class A common stock during the period July 24, 2003 through October 18, 2004. Like the predecessor complaint, this complaint continues to allege that the defendants caused the Company to make false and misleading statements about the Company’s business and forecasts about the Company’s financial performance, and that certain of its current and former individual officers and directors sold portions of their stock holdings while in the possession of adverse, non-public information. Discovery has not commenced, and a trial date has not been set.

The Company has not accrued any amount related to this matter based on the belief that the amount of liability is not currently probable and estimable.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

13.	Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 requires a company to disclose its accounting policy (i.e. gross vs. net basis) relating to the presentation of taxes within the scope of EITF 06-3. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The guidance is effective for all periods beginning after December 15, 2006.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

The Company is currently assessing the impact, if any, that the adoption of the above pronouncements will have on its financial statements.

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

OVERVIEW

We design, develop and market technology-based educational platforms, related interactive content research-based curriculum, and stand-alone products for sale to retailers, distributors and schools. We operate three business segments, which we refer to as U.S. Consumer, International, and Education and Training. To date, we have established our brand and products largely focused on infants, toddlers and children in preschool through grade school and primarily in the U.S. retail markets and in a number of international retail markets. Our sales in our U.S. Consumer and International segments, our largest business segments, currently are generated in the toy aisles of retailers. We have sold the products of our Education and Training segment predominantly to educational institutions. For further information regarding our three business segments, see Note 10 to our consolidated financial statements contained in this report.

Our U.S. Consumer segment represented 75% and 70% of our consolidated net sales in the three and nine months ended September 30, 2006, respectively. The majority of this segment’s sales by retailers occurs in the toy aisles of several major U.S. retailers.

The market for toy retailers has seen, and continues to see, consolidation. In addition to the traditional channel of specialty toy retailers, of which Toys “R” Us has become the major player, the mass-market retail channel has grown in importance. For example, Wal-Mart, Target and a number of regional mass-market retailers have seen growth in their market shares within the U.S. toy retail market. The mass-market retailers have certain competitive advantages in the highly seasonal toy market because they have the ability to dedicate a significant amount of shelf space to toys during the fall holiday season, and then reduce the allocated shelf space for toys during the rest of the year. In addition, these mass-market retailers have greater financial resources and lower operating expenses than traditional specialty toy retailers and have driven down pricing and reduced profit margins for us and other players in the retail toy industry. We anticipate that the toy industry’s dependence on mass-market retailers will continue to grow. However, we believe that we will continue to encounter a challenging competitive retail environment.

In our International segment, we sell our products outside the United States directly to retailers and through various distribution and strategic arrangements. We have four direct sales offices in the United Kingdom, Canada, France and Mexico. We also maintain various distribution and strategic arrangements in countries such as Australia, Japan, Germany and Spain, among others. The International segment represented approximately 21% of our consolidated net sales for both the three and nine months ended September 30, 2006.

Our Education and Training segment, which is represented almost entirely by our SchoolHouse division, currently targets the pre-kindergarten through 8th grade school market in the United States, including sales directly to educational institutions, to teacher supply stores and through catalogs aimed at educators. The Education and Training segment represented approximately 4% and 9% of our consolidated net sales in the three and nine months ended September 30, 2006, respectively.

Business Update

On July 3, 2006, we announced that our board of directors appointed Jeffrey G. Katz as the Company’s President and Chief Executive Officer. Under Mr. Katz’s leadership, we completed a full strategic review of our business. Our emerging strategic themes are:

•	Regain market leadership in the learn-to-read market.

•	Build our business around key technology platform architectures.

•	Provide web connectivity for all our products.

•	Strengthen our portfolio of products.

•	Manage the business by creating a metrics-driven culture.

We have begun to implement significant changes based on the findings of our full strategic review, in particular we are focusing our resources and investments in a few key areas:

•	Reading solutions: We will introduce a set of products that is the successor to the successful, but now our past-its-peak LeapPad line of business.

•	Interactive educational games: Our successful Leapster line will be updated, hardware margins improved, and our marketing will place a greater emphasis on software sales.

•	Across the board margin improvement: We are making sourcing improvements, changing the design of key products to reduce product cost, deleting slow-moving or weak margin stock-keeping units (SKUs), and reducing other operating costs that are not tied to product or earnings improvement.

•	Web connectivity: Key products will be web connected to support an improved play-experience and better software sales.

•	Aging up: FLY Fusion, our next generation FLY product will launch in 2007, and will expand LeapFrog’s age segment profile with an improved software library, web connectivity, and sleeker form factor.

•	International expansion, including China, where test marketing has begun and full launch will occur in 2007.

We have begun to make substantive changes that we believe will correct recent trends in our business. As a result of the transition associated with our new direction, we are currently expecting a loss per share of approximately $2.00 per share for 2006. We do not expect the impact of the full implementation of our updated strategic plan to occur until after 2007. We believe that it will take until 2008 before these changes meaningfully improve our financial results.

Over the near-term, we expect to continue improving our business processes. Specifically, we have taken the following actions:

•	On July 31, 2006, we completed the installation of the second phase of an Oracle 11i enterprise resource planning, or ERP, system. This system will improve the linkage between sales forecasting and inventory planning, and improve service levels as well as the quality and timeliness of information to facilitate decision-making. The benefits of the ERP installation will not be fully realized until after the 2006 season. This system is also facilitating the reduction of inventories by us and our retailers.

•	We are completing our transition to a turnkey mode of operations, whereby contract manufacturers manage the supply of raw materials into the manufacturing process. These “turnkey” operations provide a more effective supply chain process by allowing our engineering resources to focus on product design and manufacturability while our contract manufacturers manage the supply of raw materials into the process.

•	We have consolidated some of our business groups and support functions based on the newly created core brands of our products. These changes are consistent with our ongoing strategic plan and goals.

•	We have completed the consolidation of our engineering facilities with our corporate headquarters in Emeryville, California.

Summary of Current Results

Our consolidated net sales for the three and nine months ended September 30, 2006 were $184.7 million and $319.4 million, respectively, decreases of 24% and 20% compared to the same periods in 2005. On a constant currency basis, which assumes foreign currency exchange rates were the same in 2006 as 2005, net sales decreased by 26% and 22%, compared to the three and nine months ended September 30, 2006. Sales declined in all three of our segments. The decrease in our U.S. Consumer and International segments for both periods was primarily due to continuing sales volume decline in our LeapPad family of products, while the lower sales in our Education and Training segment was consistent with the trend of recent quarters.

Our gross margin for the three months ended September 30, 2006 decreased to 26.6% from 44.8% in 2005, or by 18.2 percentage points. Our gross margin for the nine months ended September 30, 2006 decreased to 28.5% from 43.4% in the corresponding period of 2005, or by 14.9 percentage points. During the three and nine months ended September 30, 2006, gross margin was unfavorably impacted by 10.4 and 7.2 percentage points, respectively, due to a higher allowance for excess and obsolete inventory and by approximately 3.4 percentage points due to the decline of LeapPad line sales. As a result of the sales decline, combined with changing priorities related to our updated strategic direction in 2006, we recorded $21.5 million of reserves for excess and obsolete inventories in the third quarter.

Our selling, general and administrative expense for the three and nine months ended September 30, 2006 was $30.2 million and $91.0 million, respectively, decreases of $2.6 million and $4.0 million compared to the same periods in 2005. The decrease was driven by lower overall legal expenses of $3.7 million and $9.8 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods of 2005. Partially offsetting these lower expenses was higher compensation expense, resulting from the recognition of equity-based compensation expense under the provisions of SFAS 123(R) for stock options for the first time, as well as compensation expense for other equity-based programs.

Our research and development expense for the three and nine months ended September 30, 2006 was $14.5 million and $39.8 million, respectively, an increase of $0.5 million in the three months and a decrease of $3.5 million in the nine months, compared to the same periods in 2005. The decrease in research and development expense during the nine months ended September 30, 2006 was associated with higher content development capitalization and lower product development expenses. We expect the full-year research and development expense to be approximately equal to amounts for 2005.

Total equity-based compensation expense increased by $0.6 million and $4.5 million for the three and nine months ended September 30, 2006, respectively compared to the same periods of 2005, for selling, general and administrative and research and development expenses combined. We expect total equity-based compensation expense for the full year to be approximately $7.4 million higher than in 2005.

Our advertising expense for the three and nine months ended September 30, 2006 was $17.0 million and $31.6 million, respectively, increases of $4.0 million and $5.1 million compared to the same periods in 2005. Our advertising media production and advertising agency fees at our U.S. segment was the primary cause of increased advertising costs during the three and nine months ended September 30, 2006.

Our provision for income taxes for the three and nine months ended September 30, 2006 was approximately $37.5 million and $25.7 million, respectively, compared to $14.5 million and $2.1 million for the same periods in 2005. The increase in income tax expense for the three and nine months ended September 30, 2006 of $23.0 million and $23.6 million was driven by the recognition of a $43.2 million non-cash charge to establish a valuation allowance against our gross domestic deferred tax assets in accordance with the criteria of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).

Our net loss was $49.7 million and $99.1 million for the three and nine months ended September 30, 2006, respectively, compared to net income of $32.8 million and $3.1 million income for the same periods of 2005. The change in each period was primarily due to lower sales, lower gross margin and higher income tax expense.

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

We disclose our allowances for doubtful accounts on the face of the balance sheet. Our other receivable allowances include allowances for product returns, chargebacks, defective products and promotional markdowns. These other allowances totaled $22.3 million, $27.7 million and $44.4 million, respectively, at September 30, 2006, September 30, 2005 and December 31, 2005. The decrease in all other receivable allowances since December 31, 2005 was primarily due to lower sales volume, improved shipping operations and faster collection of outstanding amounts. These allowances are recorded as reductions of gross accounts receivable.

Inventory Valuation

Inventories are stated at the lower of cost, measured on a first-in, first-out basis, or market value. Our estimate of the allowance for slow-moving, excess and obsolete inventories is based on our management’s review of on hand inventories compared to their estimated future usage, demand for our products, anticipated product selling prices and products planned for discontinuation. If actual future usage, demand for our products and anticipated product selling prices are less favorable than those projected by our management, additional inventory write-downs may be required. Management monitors these estimates on a quarterly basis. When considered necessary, management makes additional adjustments to reduce inventory to its net realizable value, with corresponding increases to cost of goods sold. Allowances for excess and obsolete inventory were $41.5 million, $16.8 million and $24.2 million at September 30, 2006, September 30, 2005 and December 31, 2005, respectively, and are recorded as a reduction of gross inventories. The increase in allowances for excess and obsolete inventory is due to our sales decline combined with changing priorities related to our updated strategic direction in 2006.

Valuation of work-in-process inventory is an estimation of our liability for products placed in production at the end of each fiscal period. To the extent that actual work-in-process differs from our estimates, inventory and accounts payable may need to be adjusted.

Intangible Assets

Intangible assets include the excess purchase price over the cost of net assets acquired, or goodwill. Goodwill arose from our September 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, and our acquisition of substantially all the assets of Explore Technologies in July 1998. Our intangible assets had a net balance of $26.3 million, $28.1 million and $27.6 million at September 30, 2006, September 30, 2005 and December 31, 2005,

respectively, and are allocated to our U.S. Consumer segment. Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and other intangibles with indefinite lives are tested for impairment at least annually. At September 30, 2006, September 30, 2005 and December 31, 2005, we had $19.5 million of goodwill and other intangible assets with indefinite lives. We tested our goodwill and other intangible assets with indefinite lives for impairment during the fourth quarter of 2005 by comparing their carrying values to their estimated fair values. As a result of this assessment, we determined that no adjustments were necessary to the stated values.

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

Stock-Based Compensation

At September 30, 2006, we had equity-based compensation plans for employees and nonemployee directors which authorized the granting of various equity-based incentives including restricted stock, restricted stock units and stock options. The vesting periods for restricted stock and restricted stock units are generally three and four years, respectively. We also grant stock options to certain of our employees for a fixed number of shares with an exercise price generally equal to the fair value of the shares on the date of grant. These options generally vest over a four-year period.

Prior to January 1, 2006, we accounted for the equity-based compensation plans under the measurement and recognition provisions of APB Opinion No.25, “Accounting for Stock Issued to Employees,” and related Interpretations, permitted under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As a result, equity-based compensation was included as a pro forma disclosure in the Notes to the financial statements.

Effective, January 1, 2006, we adopted the recognition provisions of Statement of Financial Accounting Standard No. 123 (R), “Share-Based Compensation” (“SFAS 123(R)”), using the modified-prospective transition method. Under this transition method, compensation cost in 2006 included the portion vesting in the period for (1) all share-based payments granted prior to, but not vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for the prior periods have not been restated.

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

Restricted stock awards and restricted stock units are payable in shares of our Class A common stock. The fair value of each restricted stock or unit is equal to the closing market price of the Company’s stock on the trading day immediately prior to the date of grant. The grant date fair value is recognized in income over the vesting period of these stock-based awards. The cost of our performance-based equity awards is expensed based on achieving pre-established financial measures, including certain stock price milestones. Stock-based compensation arrangements to non-employees are accounted for using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms.

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

During the three-month period ended September 30, 2006, we recorded a non-cash charge to establish a valuation allowance of $43.2 million against its gross deferred tax assets of $43.2 million. The amount represents 100% of the domestic deferred tax assets. The valuation allowance is calculated in accordance with the provisions of SFAS 109, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Our domestic net operating losses for the most recent three-year period, the expectation of additional net operating losses in 2006 and changes in our business strategy increased the uncertainty about whether the level of future profitability needed to record the deferred assets will be achieved and represented sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Should we determine that we would be able to realize all or part of our deferred tax assets in the future, an adjustment to the valuation allowance would be recorded in the period such determination was made. The majority of our domestic deferred tax assets generally have 10 - 20 years until expiry or indefinite lives.

Our financial statements also include accruals for the estimated amounts of probable future assessments that may result from the examination of federal, state or international tax returns. Our tax accruals, tax provision, deferred tax assets or income tax liabilities may be adjusted if there are changes in circumstances, such as changes in tax law, tax audits or other factors, which may cause management to revise its estimates. The amounts ultimately paid on any future assessments may differ from the amounts accrued and may result in an increase or reduction to the effective tax rate in the year of resolution.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 requires a company to disclose its accounting policy (i.e. gross vs. net basis) relating to the presentation of taxes within the scope of EITF 06-3. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The guidance is effective for all periods beginning after December 15, 2006.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

We are currently assessing the impact, if any, that the adoption of these pronouncements will have on our financial statements.

RESULTS OF OPERATIONS

The following table sets forth selected information concerning our results of operations as a percentage of consolidated net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	73.4	55.2	71.5	56.6

Gross Profit	26.6	44.8	28.5	43.4
Operating expenses:
Selling, general and administrative	16.3	13.5	28.5	23.7
Research and development	7.8	5.7	12.5	10.8
Advertising	9.2	5.4	9.9	6.6
Depreciation and amortization	1.2	1.0	2.2	1.8

Total operating expenses	34.5	25.6	53.1	42.9

Income from operations	(7.9)	19.2	(24.6)	0.5
Interest and other income (expense) net	1.3	0.3	1.6	0.7

Income (loss) before provision for income taxes	(6.6)	19.5	(23.0)	1.2
Provision for income taxes	(20.3)	(6.0)	4.5	0.5

Net income (loss)	(26.9)%	13.5%	(27.5)%	0.7%

Net Sales

Net sales for the three and nine months ended September 30, 2006 were $184.7 million and $319.4 million, respectively, representing decreases of 24% and 20%, respectively, compared to the same periods in 2005, on a reported basis. On a constant currency basis, which assumes that foreign currency exchange rates were the same in 2006 as 2005, our net sales decreased 26% and 22%, compared to the three and nine months ended September 30, 2005.

Net sales for each segment, in dollars and as a percentage of total company net sales, were as follows:

Segment	Three Months Ended September 30,
	2006		2005		Change
	$ (1)	% of Total Company Sales	$ (1)	% of Total Company Sales	$ (1)%
U.S. Consumer	$138.3	75%	$192.5	79%	$(54.2)	(28)%
International	39.6	21%	41.6	17%	(2.0)	(5)%
Education and Training	6.8	4%	8.7	4%	(1.9)	(22)%

Total Company	$184.7	100%	$242.8	100%	$(58.1)	(24)%

(1)	In Millions

Segment	Nine Months Ended September 30,
	2006		2005		Change
	$ (1)	% of Total Company Sales	$ (1)	% of Total Company Sales	$ (1)%
U.S. Consumer	$225.4	70%	$291.3	73%	$(65.9)	(23)%
International	66.5	21%	76.6	19%	(10.1)	(13)%
Education and Training	27.5	9%	33.8	8%	(6.3)	(19)%

Total Company	$319.4	100%	$401.7	100%	$(82.3)	(20)%

(1)	In Millions

U.S. Consumer

Net sales of platform, software and stand-alone products in dollars and as a percentage of the segment’s net sales were as follows:

	Net Sales				% of Total
	Three Months Ended September 30,		Change		Three Months Ended September 30,
	2006 (1)	2005 (1)	$ (1)%		2006	2005
Platform	$51.1	$79.9	$(28.8)	(36)%	37%	42%
Software	33.3	55.0	(21.7)	(39)%	24%	29%
Stand-alone	53.9	57.6	(3.7)	(6)%	39%	29%

Net Sales	$138.3	$192.5	$(54.2)	(28)%	100%	100%

(1)	In millions

	Net Sales				% of Total
	Nine Months Ended September 30,		Change		Nine Months Ended September 30,
	2006 (1)	2005 (1)	$ (1)%		2006	2005
Platform	$74.1	$112.6	$(38.5)	(34)%	33%	39%
Software	66.9	88.9	(22.0)	(25)%	30%	30%
Stand-alone	84.4	89.8	(5.4)	(6)%	37%	31%

Net Sales	$225.4	$291.3	$(65.9)	(23)%	100%	100%

(1)	In millions

Our U.S. Consumer segment’s net sales for the three and nine months ended September 30, 2006 were $138.3 million and $225.4 million, respectively, representing decreases of 28% and 23%, compared to the same periods of 2005. These decreases were primarily due to the continuing decline in sales volume of our LeapPad family of products.

International. Our International segment’s net sales for the three and nine months ended September 30, 2006 were $39.6 million and $66.5 million, respectively, representing decreases of 5% and 13%, respectively, compared to the same periods in 2005. Had foreign exchange rates been unchanged from those during the same three and nine month periods in 2005, our International segment’s sales decline would have been 8.3% and 15.3%, respectively. The net sales decrease in this segment for the three and nine months ended September 30, 2006 were primarily due to:

•	Sales declines in our LeapPad products in the United Kingdom.

•	Higher discounts in Spain, the United Kingdom and Canada compared to the same periods in 2005. During the three and nine months ended September 30, 2006, discounts increased by approximately $3.6 million and $5.5 million, respectively.

•	These factors are partially offset by increased sales in Australia and in our smaller markets in Asia and Europe, during the three and nine months ended September 30, 2006.

Education and Training. Our Education and Training segment’s net sales for the three and nine months ended September 30, 2006 were $6.8 million and $27.5 million, respectively, decreases of 21% and 19% compared to the same periods of 2005. Primary causes of the continued decline in the net sales of the Education and Training segment include:

•	An aging technology platform that represents over 75% of SchoolHouse product offerings.

•	Continued sales force productivity challenges as new sales representatives (representing 40% of total sales force) progress up the learning curve.

On a consolidated basis, we expect declines in sales to continue this year, resulting in full year 2006 net sales being less than full year 2005 net sales.

Gross Profit and Gross Margin

Gross profit and gross margin for each segment were as follows:

Segment	Three Months Ended September 30,
	2006		2005		Change
	$ (1)	% of Segment Net Sales	$ (1)	% of Segment Net Sales	$ (1)%
U.S. Consumer	$36.5	26.4%	$84.9	44.1%	$(48.4)	(57)%
International	11.2	28.3%	18.2	43.8%	(7.0)	(39)%
Education and Training	1.5	22.0%	5.6	64.4%	(4.1)	(73)%

Total Company	$49.2	26.6%	$108.7	44.8%	$(59.5)	(55)%

(1)	In Millions

Segment	Nine Months Ended September 30,
	2006		2005		Change
	$ (1)	% of Segment Net Sales	$ (1)	% of Segment Net Sales	$ (1)%
U.S. Consumer	$58.0	25.7%	$116.6	40.0%	$(58.6)	(50)%
International	17.7	26.6%	34.7	45.3%	(17.0)	(49)%
Education and Training	15.4	56.1%	23.0	68.0%	(7.6)	(33)%

Total Company	$91.1	28.5%	$174.3	43.4%	$(83.2)	(48)%

(1)	In Millions

U.S. Consumer. Our gross margin for the three and nine months ended September 30, 2006 decreased by 17.7 and 14.3 percentage points, respectively, compared to the same periods in 2005, and the decline was primarily due to:

•	Increased allowances for excess and obsolete inventory in the third quarter of 2006 compared to 2005. During the three and nine months ended September 30, 2006, excess and obsolete allowance increased by $14.4 million and $17.5 million, respectively, as a result of the product sales decline combined with changing priorities related to our updated strategic direction in 2006. This increase impacted gross margin by approximately 10.4 and 7.6 percentage points, respectively.

•	Unfavorable product mix, resulting from lower sales of our LeapPad family of products, and relatively stronger sales by our distributors, where we generate lower margins. These factors negatively impacted gross margins by approximately 4.6 and 5.4 percentage points, respectively, for the three and nine months ended September 30, 2006.

•	The reversal of $3.5 million for defective product allowances in 2005.

International. Our gross margin for the three and nine months ended September 30, 2006 decreased by 15.5 and 18.7 percentage points, compared to the same periods in 2005, and the decrease was primarily due to:

•	Increased allowances for excess and obsolete inventory in the three and nine month periods of 2006 compared to 2005. As a result of the product sales decline combined with our updated strategic direction, excess and obsolete allowances increased by approximately $2.4 million and $3.4 million, respectively, in the three and nine months ended September 30, 2006. This increase impacted gross margin by approximately 5.6 and 4.7 percentage points, respectively.

•	Higher discounts related to the United Kingdom, Canada and Spain, compared to the three and nine months ended September 30, 2005. During the three and nine months ended September 30, 2006, discounts increased by approximately $3.6 million and $5.5 million, respectively. This increase unfavorably impacted gross margin by approximately 5.6 and 4.9 percentage points, respectively.

•	Higher operational costs associated with our new Canadian warehouse that impacted gross margin by 2.5 percentage points for each of the three and nine months ended September 30, 2006.

Education and Training. Our gross margin for the three and nine months ended September 30, 2006 decreased by 42.4 and 11.9 percentage points, respectively, compared to the same periods in 2005. During the third quarter, we recorded $2.7 million of allowance for excess and obsolete inventory which unfavorably impacted gross margin by approximately 39.2 and 9.9 percentage points for the three and nine months ended September 30, 2006, respectively.

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

Selling, general and administrative expense for each segment and the related percentage of the segment’s net sales were as follows:

Segment	Three Months Ended September 30,
	2006		2005		Change
	$ (1)	% of Segment Net Sales	$ (1)	% of Segment Net Sales	$ (1)%
U.S. Consumer	$19.9	14.4%	$24.0	12.5%	$(4.1)	(17)%
International	5.2	13.0%	3.1	7.5%	2.1	67%
Education and Training	5.1	74.7%	5.7	65.5%	(0.6)	(10)%

Total Company	$30.2	16.3%	$32.8	13.5%	$(2.6)	(8)%

(1)	In Millions

	Nine Months Ended September 30,				Change
	2006		2005
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$62.5	27.7%	$67.0	23.0%	$(4.5)	(7)%
International	13.3	20.1%	10.4	13.6%	2.9	28%
Education and Training	15.2	55.4%	17.6	52.1%	(2.4)	(13)%

Total Company	$91.0	28.5%	$95.0	23.6%	$(4.0)	(4)%

(1)	In Millions

The overall $2.6 million and $4.0 million declines in selling, general and administrative expense during the three and nine months ended September 30, 2006, were primarily due to:

•	Lower legal expenses of $3.4 million and $9.8 million, respectively, from lower litigation costs related to patent enforcement for the three and nine months ended September 30, 2006, compared to the same periods in 2005.

•	Lower consulting costs of approximately $1.2 million reflecting lower professional fees relating to the implementation of the internal control requirements of the Sarbanes-Oxley Act.

These factors were partially offset by:

•	Higher compensation expense due to adoption of SFAS 123 (R) effective January 1, 2006, requiring expense recognition of stock options granted to employees for the first time as well as higher compensation expense for performance shares, restricted stock units and restricted stock awards. Total stock-based compensation expense included in selling, general and administrative expense for the three and nine months ended September 30, 2006 were $0.9 million and $3.4 million, respectively, compared to $0.6 million and $0.9 million, respectively, for the same periods in 2005.

For the full year of 2006, we expect to recognize approximately $7.4 million more in expense for stock-based compensation than in 2005, of which a portion will be included in research and development expense.

Research and Development Expense

Research and development expense consists primarily of costs associated with content development, product development and product engineering. We record all of our indirect expenses in our U.S. Consumer segment and do not allocate these expenses to our International and Education and Training segments.

Research and development expense for each segment and the related percentage of the segment’s net sales was as follows:

	Three Months Ended September 30,
	2006		2005		Change
Segment	$ (1)	% of Segment Net Sales	$ (1)	% of Segment Net Sales	$ (1)%
U.S. Consumer	$12.9	9.3%	$12.7	6.6%	$0.2	2%
International	0.7	1.8%	0.5	1.2%	(0.0)	0%
Education and Training	0.9	13.1%	0.8	9.2%	0.1	13%

Total Company	$14.5	7.8%	$14.0	5.7%	$0.5	4%

(1)	In Millions

	Nine Months Ended September 30,
	2006		2005		Change
Segment	$ (1)	% of Segment Net Sales	$ (1)	% of Segment Net Sales	$ (1)%
U.S. Consumer	$34.9	15.5%	$38.9	13.4%	$(4.0)	(10)%
International	2.2	3.3%	2.0	2.6%	0.2	10%
Education and Training	2.7	10.0%	2.4	7.1%	0.3	14%

Total Company	$39.8	12.5%	$43.3	10.8%	$(3.5)	(8)%

(1)	In Millions

Research and development expense slightly increased in the third quarter and decreased by $3.5 million in the nine months ended September 30, 2006, compared to the same period in 2005. The decrease in the nine months period was primarily due to lower product development costs and higher content development capitalization. Offsetting the year-to-date decline, we incurred employee costs of $0.7 million associated with the relocation of our engineering facilities from Los Gatos, California, during the second quarter of 2006. We also recorded $0.6 million and $2.0 million, respectively, for stock-based compensation expense in the three and nine months ended September 30, 2006, compared to $0.4 million and $0.9 million, respectively, in the same periods of 2005. We completed the consolidation of our engineering facilities with our corporate headquarters in Emeryville, California in October 2006.

Research and development expense, which we classify into two categories, product development and content development, were as follows:

	Three Months Ended September 30,
	2006		2005		Change
Segment	$(1)	% of Total Company Net Sales	$(1)	% of Total Company Net Sales	$(1)%
Product development	$8.2	4.4%	$6.6	2.7%	$1.6	24%
Content development	6.3	3.4%	7.4	3.0%	(1.1)	(15)%

Research & Development	$14.5	7.8%	$14.0	5.7%	$0.5	4%

(1)	In millions

	Nine Months Ended September 30,
	2006		2005		Change
Segment	$(1)	% of Total Company Net sales	$(1)	% of Total Company Net sales	$(1)%
Product development	$22.3	7.0%	$21.0	5.2%	$1.3	6%
Content development	17.5	5.5%	22.3	5.6%	(4.8)	(22)%

Research & Development	$39.8	12.5%	$43.3	10.8%	$(3.5)	(8)%

(1)	In Millions

Advertising Expense

Advertising expense during the quarter for each segment and related percentage of our total net sales was as follows:

	Three Months Ended September 30,
	2006		2005		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$13.8	10.0%	$9.3	4.8%	$4.5	48%
International	2.9	7.3%	3.6	8.7%	(0.7)	(19)%
Education and Training	0.3	4.4%	0.1	1.1%	0.2	200%

Total Company	$17.0	9.2%	$13.0	5.4%	$4.0	31%

(1)	In Millions

	Nine Months Ended September 30,
	2006		2005		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$24.7	11.0%	$19.5	6.7%	$5.2	27%
International	6.2	9.4%	6.6	8.6%	(0.4)	(6)%
Education and Training	0.7	2.4%	0.4	1.2%	0.3	65%

Total Company	$31.6	9.9%	$26.5	6.6%	$5.1	19%

(1)	In Millions

Our advertising expense for the three and nine months ended September 30, 2006 was $17.0 million and $31.6 million, respectively, increases of $4.0 million and $5.1 million compared to the same periods in 2005. The increase is attributable to higher media production and advertising agency fees at our U.S. segment, during the three and nine months ended September 30, 2006.

Historically, our advertising expense increases significantly in dollars and as a percentage of net sales starting in the third and most heavily in the fourth quarters due to the concentration of our television advertising in the pre-holiday selling period. We anticipate that this seasonal trend will continue in 2006, but we expect that our full-year advertising spending will be higher than historical levels.

Depreciation and Amortization Expense (excluding depreciation of tooling and amortization of content development expenses, which are included in cost of sales)

For the three and nine months ended September 30, 2006, depreciation and amortization expense was approximately $2.2 million and $7.1 million, respectively. For the three and nine months ended September 30, 2005, depreciation and amortization expense was approximately $2.4 million and $7.2 million, respectively. As a percentage of net sales, depreciation and amortization expense increased by 0.2% and 0.4% respectively, for the three and nine months ended September 30, 2006.

Income (Loss) From Operations

Income or loss from operations for each segment and the related percentage of segment net sales was as follows:

	Three Months Ended September 30,
	2006		2005		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$(12.1)	(8.8)%	$36.7	19.1%	$(48.8)	(133)%
International	2.2	5.6%	10.9	26.2%	(8.7)	(80)%
Education and Training	(4.8)	(70.0)%	(1.0)	(11.5)%	(3.8)	(380)%

Total Company	$(14.7)	(8.0)%	$46.6	19.2%	$(61.3)	(132)%

(1)	In Millions

	Nine Months Ended September 30,
	2006		2005		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$(71.0)	(31.5)%	$(15.8)	(5.4)%	$(55.2)	(349)%
International	(4.3)	(6.4)%	15.6	20.4%	(19.9)	(127)%
Education and Training	(3.2)	(11.7)%	2.6	7.7%	(5.8)	(223)%

Total Company	$(78.5)	(24.6)%	$2.4	0.6%	$(80.9)	(3,369)%

(1)	In Millions

We record all of our indirect expenses in our U.S. Consumer segment and do not allocate these expenses to our International and Education and Training segments.

U.S. Consumer. The increased loss from operations in our U.S. Consumer segment is primarily due to lower net sales and lower gross margin, partially offset by lower operating expenses.

International. Our International segment decrease in income in the third quarter of 2006 and increase in loss during the nine months ended September 30, 2006 are primarily due to lower net sales and lower gross margin.

Education and Training. The Education and Training segment’s decrease in income from operations is primarily due to lower net sales and lower gross margin, partially offset by lower operating expenses.

Other

Net interest income increased by $1.2 million and $2.7 million to $2.0 million and $5.6 million, respectively, in the three and nine months ended September 30, 2006 as compared to the corresponding prior periods. Net interest income was $0.8 million and $2.9 million, respectively, in the three and nine months ended September 30, 2005. This increase was due to higher market interest rates and from increasing the percentage of investment in higher–rate taxable interest securities in 2006, compared to tax-exempt securities in 2005.

Other income (expense), net which consisted primarily of foreign currency related activities, increased by $0.5 million during the third quarter of 2006 and decreased by $0.4 million during the nine months ended September 30, 2006 to income of $0.3 and to expense of $0.4 million, respectively.

Our effective tax rate was (305.7)% and (35.0)% for the three and nine months ended September 30, 2006 compared to 30.7% and 39.9% for the same period in 2005. The negative effective tax rate for 2006 reflects a $43.2 million non-cash valuation allowance recorded against our domestic deferred tax assets. See “Critical Accounting Policies” for further details on this valuation allowance.

Net Income (Loss)

Our net losses for the three and nine months ended September 30, 2006 were $49.7 million and $99.1 million, or 26.9% and 27.5% of net sales, respectively, as a result of the factors described above. For the three and nine months ended September 30, 2005, our net income was $32.8 million and $3.1 million, or 13.5% and 0.8% of net sales, respectively.

We are currently expecting to incur full year sales declines and a net loss of approximately $2.00 per share.

SEASONALITY

Our business is subject to significant seasonal fluctuations. In addition, our quarterly results of operations have fluctuated significantly in the past, and can be expected to continue to fluctuate significantly in the future, as a result of many factors, including:

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity during the nine months ended September 30, 2006 have been:

•	Existing cash and cash equivalents balances.

•	Cash received from the collection of accounts receivable balances generated from sales in the fourth quarter of 2005 and the nine months ended September 30, 2006.

Cash and related balances are:

	September 30,		Change (1)
	2006(1)	2005(1)
Cash and cash equivalents	$42.6	$42.5	$0.1
Short-term investments	92.3	31.7	60.6

	$134.9	$74.2	$60.7

% of total assets	25.4%	12.0%

(1)	In millions

Financial Condition

We believe our current cash and short-term investments, anticipated cash flow from operations and future seasonal borrowings, if any, will be sufficient to meet our working capital and capital requirements through at least the end of 2007.

Cash and cash equivalents and short-term investments increased by $60.7 million during the nine months ended September 30, 2006 compared to a decrease of $18.1 million during the same period in 2005. The change in cash and cash equivalents was as follows:

	September 30,		Change(1)
	2006(1)	2005(1)
Net cash provided by operating activities	$71.8	$(20.8)	$92.6
Net cash used in investing activities	(80.7)	(4.6)	(76.2)
Net cash provided by financing activities	3.7	9.7	(5.9)
Effect of exchange rate changes on cash	(0.6)	(2.4)	1.8

Increase (decrease) in cash and cash equivalents	$(5.8)	$(18.1)	$12.3

(1)	In millions

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

	Cash Flow From Operating Activities
	2006(1)		2005(1)	2004(1)
1st Quarter		$133.1	$90.6	$108.3
2nd Quarter		(21.2)	(25.3)	(31.8)
3rd Quarter		(40.1)	(44.6)	(48.5)
4th Quarter		NA	(45.4)	(27.9)

Total	$	NA	$(24.7)	$0.2

(1)	In millions

In November 2005, we entered into a $75.0 million asset-based revolving credit facility with Bank of America and we have not drawn on this facility. The borrowing availability varies according to the levels of our accounts receivable, inventory and cash and investment securities deposited in secured accounts with the administrative agent or other lenders.

The revolving credit facility contains customary events of default, including payment failures; failure to comply with covenants; failure to satisfy other obligations under the credit agreements or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; material judgments; change in control provisions and the invalidity of the guaranty or security agreements. The cross-default provision applies if a default occurs on other indebtedness in excess of $5.0 million and the applicable grace period in respect of the indebtedness has expired, such that the lender of, or trustee for, the defaulted indebtedness has the right to accelerate. If an event of default occurs, the lenders may terminate their commitments, declare immediately all borrowings under the credit facility as due and foreclose on the collateral. Our credit facility requires us to maintain a fixed charge coverage ratio of 1.0 to 1.0. The ratio is measured only if certain availability thresholds are not met. As of September 30, 2006, we were not required to perform this calculation. During the three and nine months ended September 30, 2006, we were in compliance with the covenants related to our credit facility.

Operating Activities

The $92.6 million increase in net cash provided by operating activities for the nine months ended September 30, 2006 compared to the same period in 2005 was primarily due to the following factors:

•	Higher collections in the nine months ended September 30, 2006 compared to the same period in 2005.

•	Reduced raw material and finished goods purchases.

•	Offsetting these factors are an increase in net loss for the nine months ended September 30, 2006 and payments to suppliers and vendors.

Working Capital – Major Components

Accounts receivable

Gross accounts receivable was $154.6 million at September 30, 2006, $221.3 million at September 30, 2005 and $259.1 million at December 31, 2005. Allowances for doubtful accounts were $1.9 million at September 30, 2006, $1.4 million at September 30, 2005 and $1.3 million at December 31, 2005. Our days-sales-outstanding, or DSO, at September 30, 2006 was 74.4 days compared to 81.5 days at September 30, 2005. Our DSO at December 31, 2005 was 93 days. The improved level of days’ sales outstanding is generally due to improved timeliness in the resolution of disputed sales discounts and allowances over the same period last year.

Allowances for doubtful accounts, as a percentage of gross accounts receivable, was 1.2% at September 30, 2006 compared to 0.6% at September 30, 2005. At December 31, 2005, allowances for accounts receivable were 0.5% of gross accounts receivable.

Inventories

Inventories, net of allowances, were $154.5 million at September 30, 2006, $211.9 million at September 30, 2005 and $169.1 million at December 31, 2005. Inventory decreased by $56.9 million, or 26.8%, from December 31, 2005 to September 30, 2006. The reduction in our inventory compared to the third quarter last year is primarily caused by our continuing effort to reduce the levels of inventory recorded during the third quarter. In addition, excess and obsolete allowance increased by $19.5 million based on the product sales decline and our updated strategic direction. While down from levels at this time last year, our inventory levels are generally higher than desired, and we are implementing strategies to better forecast and control our inventories.

Deferred income taxes

We recorded gross domestic current deferred tax assets of $13.1 million at September 30, 2006, $13.0 million at September 30, 2005 and $10.7 million at December 31, 2005. The year-over-year decrease in our gross current deferred income tax asset was primarily due to the timing of realizing other deferred tax assets. The September 30, 2006 gross current deferred tax assets were offset with a valuation allowance of $13.1.

We recorded gross non-current deferred tax assets of $28.5 million at September 30, 2006, $9.9 million at September 30, 2005 and $16.6 million at December 31, 2005. The increase was primarily due to net operating losses and additional research and development credits available to be carried forward in future periods. The September 30, 2006 gross current deferred tax assets were offset with a valuation allowance of $30.1.

Other assets

Other assets had a balance of $10.7 million, $10.2 million and $6.8 million at September 30, 2006 and 2005 and at December 31, 2005, respectively. The increase over the previous year and since December 31, 2005 was primarily due to approximately $10.1 million for royalties prepaid for periods exceeding twelve months. Since year end, we prepaid an additional $9.4 million of royalties.

Accounts payable

Accounts payable was $84.0 million at September 30, 2006, $120.7 million at September 30, 2005 and $74.3 million at December 31, 2005. The decreases in accounts payable reflect reduced inventory purchases in the first and third quarters of 2006.

Income taxes payable

Income taxes payable was $3.5 million at September 30, 2006, $4.2 million at September 30, 2005 and $1.8 million at December 31, 2005. The current income taxes payable represents payments due to non-U.S. jurisdictions.

In the first nine months of 2006, we made $3.1 million in income tax payments. We paid $0.7 million in the same period of 2005. The income tax payments were primarily due to foreign income taxes resulting from taxable income in our International business segment.

Investing Activities

Net cash used in investing activities was $80.7 million for the nine months ended September 30, 2006, compared to a use of $4.6 million for the same period in 2005. The primary components of net cash used in investing activities for the nine months ended September 30, 2006 compared to the same period in 2005 were:

•	Purchases of investments of $457.4 million in 2006 compared with purchases of $269.0 million in 2005.

•	Sale of short-term investments of $389.0 million in 2006 compared to $274.0 million in 2005.

Financing Activities

Net cash provided by financing activities was $3.8 million for the nine months ended September 30, 2006 compared to $9.7 million for the same period in 2005. The primary components of cash provided by financing activities in both years were proceeds received from the exercise of stock options and purchases of our Class A common stock pursuant to our employee stock purchase plan.

Commitments

In March 2006, we amended the lease for our corporate headquarters located in Emeryville, California, to acquire additional space, effective January 1, 2007 or earlier at our option, accommodating the relocation of our research and development facilities from Los Gatos, California to Emeryville, California. This amended lease terminates in 2016. Our minimum lease obligation is $5.5 million.

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

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements. We recorded net gains of $0.4 million and $3.1 million on the foreign currency forward contracts for the three and nine months ended September 30, 2006, respectively. We also recorded net losses of $0.8 and $2.4 million on the underlying transactions denominated in foreign currencies for the three and nine months ended September 30, 2006, respectively.

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts that were outstanding as of September 30, 2006 follows:

Currency	Average Forward Exchange Rate per $1	Notional Amount in Local Currency (1)	Instrument Fair Value (2)
British Pound (US$/GBP)	1.89	7,286,472	$77,485
Euro (US$/Euro)	1.26	18,241,000	(12,716)
Canadian Dollar (C$/US$)	1.12	21,098,447	(189,943)
Mexican Peso (MXP/US$)	10.99	158,765,000	(6,409)

Total			$(131,583)

(1)	In whole units of local currency

(2)	In U.S. whole dollars

Cash equivalents and short-term investments are presented at fair value on our balance sheets. We invest our excess cash in accordance with our investment policy. At September 30, 2006, September 30, 2005 and December 31, 2005, our cash was invested primarily in money market funds, municipal auction rate securities and auction preferred securities. Any adverse changes in interest rates or securities prices may decrease the value of our short-term investments and operating results.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures or “disclosure controls.” This controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Based upon the controls evaluation, our CEO and CFO have concluded that, as a result of the matters discussed below with respect to our internal control over financial reporting, our disclosure controls as of September 30, 2006 were not effective.

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

Remediation Actions Taken During the Quarter Ended September 30, 2006

•	Upgraded the supply chain module of our ERP systems effective July 31, 2006.

•	Completed making improvements in selected processes including:

•	Implementing new income tax software.

•	Upgrading existing equity and financial reporting software.

•	Rationalizing controls and related procedures.

•	Providing relevant training to our finance staff.

Remediation Actions Taken or to be Taken After the Quarter Ended September 30, 2006

•	Continue to identify and hire appropriate personnel and external advisors with accounting experience commensurate with responsibilities.

•	Continue to clearly define roles and responsibilities throughout the accounting/finance organization.

•	Work with the information technology organization to ensure that accounting/finance staff has appropriate training in Oracle 11i applications.

•	Continue strengthening of personnel through training of existing staff.

•	Continue to improve processes and procedures to manage oversight of control activities.

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

Changes in Internal Control over Financial Reporting

Except as noted above under the heading, “Remediation Actions to Address Material Weakness in Internal Control over Financial Reporting—Remediation Actions Taken During the Quarter Ended September 30, 2006,” there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

The information regarding the Company’s pending claims and lawsuits is incorporated by reference to Part I, Financial Information, Note 11 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Item 1A.	Risk Factors.

Our business and the results of our operations are subject to many factors, some of which are beyond our control. The following is a description of some of the risks and uncertainties that may affect our future financial performance.

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

In 2005, we introduced a number of new platforms, stand-alone products, interactive books and other software for each of our three business segments, including our FLY Pentop Computer, which is targeted at an older age group of consumers than we have focused on in the past, and our Leapster L-MAX handheld for screen-based learning. In 2006, we are introducing the Little Leaps learning system, a TV-based system for younger children, and the Leapster TV system, which extends our Leapster family of products. We cannot assure you that these products will be successful or that other products will be introduced or, if introduced, will be successful. The failure to enhance and extend our existing products or to develop and introduce new products that achieve and sustain market acceptance and produce acceptable margins would harm our business and operating results.

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

We currently compete primarily in the infant and toddler category, preschool category and electronic learning aids category of the U.S. toy industry and, to some degree, in the overall U.S. and international toy industry. We believe that we are also beginning to compete, and will increasingly compete in the future, with makers of popular game platforms and smart mobile devices such as personal digital assistants. Our SchoolHouse division of our Education and Training group competes in the U.S. supplemental educational materials market. Each of these markets is very competitive and we expect competition to increase in the future. As we align our business with our updated strategic plans, we will begin to compete in market sectors that are new to us. Many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to changes in consumer requirements or preferences or to new or emerging technologies. They may also devote greater resources to the development, promotion and sale of their products than we do. We cannot assure you that we will be able to compete effectively in our markets.

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

Failure to predict accurately and respond appropriately to retailer and consumer demand on a timely basis to meet seasonal fluctuations, or any disruption of consumer buying habits during this key period, would harm our business and operating results. In addition, due to this seasonality, our quarterly operating results are susceptible to fluctuations. Historically, our quarterly operating results have fluctuated significantly. For example, our net loss for nine months ended September 30, 2006 was $(94.2) million. Our net income (loss) for the first, second, third and fourth quarters of 2005 was $(19.9) million, $(9.8) million, $32.8 million and $(14.4) million, respectively. We expect that we will continue to incur losses in 2006 and during the first and second quarters of each year for the foreseeable future.

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

We outsource substantially all of our finished goods assembly, using several Asian manufacturers, most of who manufacture our products at facilities in the Guangdong province in the southeastern region of China. We depend on these manufacturers to produce sufficient volumes of our finished products in a timely fashion, at satisfactory quality and cost levels and in accordance with our and our customers’ terms of engagement. If our manufacturers fail to produce quality finished products on time, in compliance with our Safety and Conduct standards, at expected cost targets and in sufficient quantities, our reputation and operating results would suffer. In addition, as we do not have long-term agreements with our manufacturers, they may stop manufacturing for us at any time, with little or no notice. We may be unable to manufacture sufficient quantities of our finished products and our business and operating results could be harmed.

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

We have experienced, and in the future may experience, delays in releasing some models and versions of our products due to defects or errors in our products. Our products may contain errors or defects after commercial shipments have begun, which could result in the rejection of our products by our retailers, damage to our reputation, lost sales, diverted development resources and increased customer service and support costs and warranty claims, any of which could harm our business. Individuals could sustain injuries from our products, and we may be subject to claims or lawsuits resulting from such injuries. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. Moreover, we may be unable to retain adequate liability insurance in the future. We are subject to the Federal Hazardous Substances Act, the Flammable Fabrics Act, regulation by the Consumer Product Safety Commission, or CPSC, and other similar federal, state and international rules and regulatory authorities. Concerns about potential liability may lead us to recall voluntarily selected products. For example, in September 2006, we worked with the CPSC to voluntarily recall process for approximately 186,000 units of our Learn-Around Playground activity centers by offering a free repair kit to consumers. Recalls or post-manufacture repairs of our products could harm our reputation, increase our costs or reduce our net sales.

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

Our future success depends partly on the continued contribution of our key executives, technical, sales, marketing, manufacturing and administrative personnel. The loss of services of any of our key personnel could harm our business. Recruiting and retaining skilled personnel is highly competitive. On July 3, 2006, we announced that our board of directors appointed Jeffrey G. Katz as our President and Chief Executive Officer. Subsequent to this appointment, we reorganized management and have since appointed new global business leaders for our product lines and have had turnover in management team personnel, which will require us to identify appropriate replacements for these roles. During that time, we also commenced a full strategic review and planning process, which will require us to add new strategic capabilities and related management personnel. If our new leaders are unable to properly integrate into the business or if we are unable to appropriately replace personnel or functional capabilities on a timely basis or at all, our business will be adversely affected.

In October 2006, we completed consolidation our office locations, moving our research and development offices from Los Gatos, California to our corporate headquarters in Emeryville, California, approximately 50 miles away. The loss of services of any of our key personnel could harm our business. Recruiting and retaining skilled personnel is highly competitive. If we fail to retain, hire, train and integrate qualified employees and contractors, we will not be able to maintain and expand our business.

Part of our compensation package includes stock and stock options. If our stock performs poorly, it may adversely affect our ability to retain or attract key employees. In addition, because we are required to treat all stock-based compensation as an expense as of January 1, 2006, we may experience increased compensation costs. Changes in compensation packages or costs could impact our profitability and/or our ability to attract, motivate and retain sufficient qualified personnel.

Our international consumer business may not succeed and subjects us to risk associated with international operations.

We derived approximately 20% of our net sales from markets outside the United States in 2005. In 2006, we are in the process of expanding our international product offerings and markets. However, these and other efforts may not help increase sales of our products outside the United States, or achieve expected margins.

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

We launched our Education and Training group in June 1999 to deliver classroom instructional programs to the pre-kindergarten through 8th grade school market and explore adult learning opportunities. To date, the SchoolHouse division, which accounts for substantially all of the results of our Education and Training segment, has incurred cumulative operating losses. Sales from our SchoolHouse division’s curriculum-based products will depend principally on broadening market acceptance of those products, which in turn depends on a number of factors, including:

•	our ability to appeal to a broader age of students by expanding our current product offerings;

•	our ability to demonstrate to decision-makers the usefulness of our products to supplement traditional teaching practices;

•	the willingness of teachers, administrators, parents and students to use products in a classroom setting from a company that may be perceived as a toy manufacturer;

•	the effectiveness of our sales force and direct marketing channels;

•	our ability to generate recurring revenue from existing customers through various marketing channels; and

•	the availability of state and federal government funding to defray, subsidize or pay for the costs of our products which may be severely limited due to budget shortfalls and other factors.

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

Our success depends in large part on our proprietary technologies that are used in our learning platforms and related software. We rely, and plan to continue to rely, on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. The contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our intellectual property or deter independent third-party development of similar technologies. The steps we have taken may not prevent unauthorized use of our intellectual property, particularly in foreign countries where we do not hold patents or trademarks or where the laws may not protect our intellectual property as fully as in the United States. Some of our products and product features have limited intellectual property protection, and, as a consequence, we may not have the legal right to prevent others from reverse engineering or otherwise copying and using these features in competitive products. In addition, monitoring the unauthorized use of our intellectual property is costly, and any dispute or other litigation, regardless of outcome, may be costly and time-consuming and may divert our management and key personnel from our business operations. However, if we fail to protect or to enforce our intellectual property rights successfully, our rights could be diminished and our competitive position could suffer, which could harm our operating results. For additional discussion of litigation related to the protection of our intellectual property, see “Part I, Financial Information, Note 11 to the Consolidated Financial Statements — “Commitments and Contingencies,”— Legal Proceedings —LeapFrog Enterprises, Inc. v. Fisher-Price, Inc. and Mattel, Inc.”

Third parties have claimed, and may claim in the future, that we are infringing their intellectual property rights, which may cause us to incur significant litigation or licensing expenses or to stop selling some of our products or using some of our trademarks.

In the course of our business, we periodically receive claims of infringement or otherwise become aware of potentially relevant patents, copyrights, trademarks or other intellectual property rights held by other parties. Responding to any infringement claim, regardless of its validity, may be costly and time-consuming, and may divert our management and key personnel from our business operations. If we, our distributors or our manufacturers are adjudged to be infringing the intellectual property rights of any third-party, we or they may be required to obtain a license to use those rights, which may not be obtainable on reasonable terms, if at all. We also may be subject to significant damages or injunctions against the development and sale of some of our products or against the use of a trademark or copyright in the sale of some of our products. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all the liability that could be imposed. For more information regarding this see “Part I, Financial Information, Note 11 to the Consolidated Financial Statements — “Commitments and Contingencies,”— Legal Proceedings — Tinkers & Chance v. LeapFrog Enterprises, Inc.”

Our net loss would be increased and our assets would be reduced if we are required to record impairment of our intangible assets.

Intangible assets include the excess purchase price over the cost of net assets acquired, or goodwill. Goodwill arose from our September 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, and our acquisition of substantially all the assets of Explore Technologies in July 1998. Our intangible assets had a net balance of $26.3 million, $28.1 million and $27.6 million at September 30, 2006, September 30, 2005 and December 31, 2005, respectively and are allocated to our U.S. Consumer segment. Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and other intangibles with indefinite lives are tested for impairment at least annually. At September 30, 2006, September 30, 2005 and December 31, 2005, we had $19.5 million of goodwill and other intangible assets with indefinite lives. We tested our goodwill and other intangible assets with indefinite lives for impairment during the fourth quarter of 2005 by comparing their carrying values to their estimated fair values. In determining the existence of impairment, we consider changes in our strategy and in market conditions and this could result in adjustments to our recorded asset balances. Specifically, we would be required to record impairment if the carrying values of our intangible assets exceed their estimated fair values. Such impairment recognition would decrease the carrying value of intangible assets and increase our net loss. We are unable to predict whether we will be required to record impairment during 2006 but believe, based in part on our recent financial results, that there is a possibility that we will.

We are subject to international, federal, state and local laws and regulations that could impose additional costs or changes on the conduct of our business.

We operate in a highly regulated environment in the United States and international markets. U.S. federal, state and local governmental entities regulate many aspects of our business, including products and the importation of products. Such regulations may include accounting standards, taxation requirements, trade restrictions, safety and other administrative and regulatory restrictions. Compliance with or changes in these and other laws and regulations could impose additional costs on the conduct of our business, and failure to comply with these and other laws and regulations or changes in these and other laws and regulations may impose additional costs or cause us to change the conduct of our business.

From time to time, we are involved in litigation, arbitration or regulatory matters where the outcome is uncertain and which could entail significant expense.

We are subject from time to time to regulatory investigations, litigation and arbitration disputes. As the outcome of these matters is difficult to predict, it is possible that the outcomes of any of these matters could have a material adverse effect on the business. For more information regarding litigation see “Part I, Financial Information, Note 11 to the Consolidated Financial Statements — “Commitments and Contingencies,”— Legal Proceedings — in this report.

Weak economic conditions, armed hostilities, terrorism, natural disasters, labor strikes or public health issues could have a material adverse effect on our business.

Weak economic conditions in the U.S. or abroad as a result of lower consumer spending lower consumer confidence,

higher inflation, and higher commodity prices, such as the price of oil, political conditions, natural disaster, labor strikes or other factors could negatively impact our sales or profitability. Furthermore, armed hostilities, terrorism, natural disasters, or public health issues, whether in the U.S. or abroad could cause damage and disruption to our company, our suppliers or our customers or could create political or economic instability, any of which could have a material adverse impact on our business. Although it is impossible to predict the consequences of any such events, they could result in a decrease in demand for our product or create delay or inefficiencies in our supply chain, by making it difficult or impossible for us to deliver products to our customers, or for our manufacturers to deliver products to us, or suppliers to provide component parts.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 and December 31, 2004. The assessment for 2005 identified a material weakness in our internal control in our financial statement close process as of December 31, 2005 and the 2004 assessment identified material weaknesses in our internal control for the areas of accounts receivable, information technology and cost of goods sold and inventory. A summary of the weakness in 2005 and our responsive measures are summarized in Part II. Item 4. “Controls and Procedures” of this report. Although we received an unqualified opinion on our 2005 and 2004 financial statements, the efficacy of the steps we have taken to date and the steps we are still in the process of taking to improve the reliability of our financial statements in the future are subject to continued management review supported by confirmation and testing by our internal auditors, as well as oversight by the audit committee of our board of directors. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or prevent us from accurately reporting our financial results or cause us to fail to meet our reporting obligations in the future. In addition, we cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date. Insufficient internal controls could also cause investors to lose confidence in our reported financial information, which could result in the decrease of the market price of our Class A common stock.

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

As of September 30, 2006, there were outstanding awards under our equity incentive plans that could result in the issuance of approximately 7.9 million shares of Class A common stock. To the extent we issue shares upon the exercise of any of options, performance-based stock awards or other equity incentive awards issued under our 2002 Equity Incentive Plan, investors in our Class A common stock will experience additional dilution.

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

Item 5.	Exhibits

(a)	Exhibit Index

3.03(a)	Amended and Restated Certificate of Incorporation.

3.04(a)	Amended and Restated Bylaws.

4.01(a)	Form of Specimen Class A Common Stock Certificate.

4.02(b)	Fourth Amended and Restated Stockholders Agreement, dated May 30, 2003, among LeapFrog and the investors named therein.

10.43(c)	2002 Equity Incentive Plan, as amended.

10.44(c)	2002 Non-Employee Directors’ Stock Award Plan, as amended.

10.45(d)	Certain Compensation Arrangements with Named Executive Officers.

10.46(e)	Employment Agreement, effective as of July 3, 2006, by and between Jeffrey G. Katz and LeapFrog.

10.47(e)	Form of Stock Option Agreement, executed between LeapFrog and Jeffrey G. Katz on July 6, 2006 for 150,000 shares of Common Stock at a per-share exercise price of $13.33, and 500,000 shares of Common Stock at a per-share exercise price of $16.67.

10.48(e)	Employment Agreement, effective as of July 3, 2006, by and between Thomas J. Kalinske and LeapFrog.

10.49(f)	Separation Agreement between LeapFrog and Kathryn Olson dated September 7, 2006.

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the same numbered exhibit previously filed with the company’s registration statement on Form S-1 (SEC File No. 333-86898).

(b)	Incorporated by reference to the same numbered exhibit previously filed with the company’s report on Form 10-Q filed on August 12, 2003 (SEC File No. 001-31396).

(c)	Incorporated by reference to the exhibits previously filed with the company’s report on Form 8-K filed on July 17, 2006 (SEC File No. 001-31396).

(d)	Incorporated by reference to the disclosures made in Item 1.01 in the company’s report on Form 8-K filed on August 4, 2006 (SEC File No. 001-31396).

(e)	Incorporated by reference to the exhibits previously filed with the company’s report on Form 8-K filed on July 10, 2006 (SEC File No. 001-31396).

(f)	Incorporated by reference to the exhibit previously filed with the company’s report on Form 8-K filed on September 29, 2006 (SEC File No. 001-31396).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc. (Registrant)

/s/ Jeffrey G. Katz
Jeffrey G. Katz
President and Chief Executive Officer
(Authorized Officer)

Dated: November 3, 2006

/s/ William B. Chiasson
William B. Chiasson
Chief Financial Officer
(Principal Financial Officer)

Dated: November 3, 2006

EXHIBIT INDEX

3.03(a)	Amended and Restated Certificate of Incorporation.

3.04(a)	Amended and Restated Bylaws.

4.01(a)	Form of Specimen Class A Common Stock Certificate.

4.02(b)	Fourth Amended and Restated Stockholders Agreement, dated May 30, 2003, among LeapFrog and the investors named therein.

10.43(c)	2002 Equity Incentive Plan, as amended.

10.44(c)	2002 Non-Employee Directors’ Stock Award Plan, as amended.

10.45(d)	Certain Compensation Arrangements with Named Executive Officers.

10.46(e)	Employment Agreement, effective as of July 3, 2006, by and between Jeffrey G. Katz and LeapFrog.

10.47(e)	Form of Stock Option Agreement, executed between LeapFrog and Jeffrey G. Katz on July 6, 2006 for 150,000 shares of Common Stock at a per-share exercise price of $13.33, and 500,000 shares of Common Stock at a per-share exercise price of $16.67.

10.48(e)	Employment Agreement, effective as of July 3, 2006, by and between Thomas J. Kalinske and LeapFrog.

10.49(f)	Separation Agreement between LeapFrog and Kathryn Olson dated September 7, 2006.

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the same numbered exhibit previously filed with the company’s registration statement on Form S-1 (SEC File No. 333-86898).

(b)	Incorporated by reference to the same numbered exhibit previously filed with the company’s report on Form 10-Q filed on August 12, 2003 (SEC File No. 001-31396).

(c)	Incorporated by reference to the exhibits previously filed with the company’s report on Form 8-K filed on July 17, 2006 (SEC File No. 001-31396).

(d)	Incorporated by reference to the disclosures made in Item 1.01 in the company’s report on Form 8-K filed on August 4, 2006 (SEC File No. 001-31396).

(e)	Incorporated by reference to the exhibits previously filed with the company’s report on Form 8-K filed on July 10, 2006 (SEC File No. 001-31396).

(f)	Incorporated by reference to the exhibit previously filed with the company’s report on Form 8-K filed on September 29, 2006 (SEC File No. 001-31396).