Form 10-K
period 2006-12-31
LEAPFROG ENTERPRISES INC
filed 2007-03-08
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission file number 001-31396

LEAPFROG ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4652013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6401 Hollis Street

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2006 calculated using the closing market price as of that day, was approximately 180,992,000 Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding voting power of the registrant’s common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding voting power of the registrant’s common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of March 1, 2007. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of Class A common stock and Class B common stock, outstanding as of February 28, 2007 was 35,588,364 and 27,614,176, respectively.

Documents Incorporated by Reference

Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2007 Annual Meeting of Stockholders, to be held on May 1, 2007, are incorporated by reference into Part III of this annual report.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This report on Form 10-K, including the sections entitled “Item 1.—Business,” “Item 1A.—Risk Factors,” and “Item 7.—Management’s Discussion and Analysis of Financial Condition and Result of Operations,” contains forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” in Item 1A of this Form 10-K and those found elsewhere in this Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

TRADEMARKS AND SERVICE MARKS

LeapFrog, LeapFrog SchoolHouse, Alphabet Pal, Brightlings, ClickStart, FLY, FLY Through, FLY Fusion, Fridge Phonics, Language First!, Leap, LeapPad, LeapStart, LeapTrack, Leapster, Leapster L-MAX, LeapsterTV, Learn & Groove, Little Leaps, LittleTouch, NearTouch, Quantum LeapPad, and WordLaunch are registered trademarks or trademarks of LeapFrog Enterprises, Inc. Other trademarks in this report on Form 10-K are property of their respective owners.

i

Exhibit Index

ii

PART I

Item 1. Business

Overview

LeapFrog designs, develops and markets technology-based educational platforms with curriculum interactive software content and stand-alone products and these products are for sale through retailers, distributors and directly to schools. We operate three business segments, namely U.S. Consumer, International, and SchoolHouse (formerly referred to as “Education and Training”). To date, we have established our brands and products primarily for children up to age 12 in the U.S. retail markets and in a number of international retail markets. Sales in the U.S. Consumer and International segments, the largest business segments, currently are generated in the toy aisles of retailers. Sales of products in the SchoolHouse segment are predominantly to educational institutions. Our products are based on sound educational pedagogy under the guidance of our in-house educational experts and our Education Advisory Board. We use our proprietary technologies and content to make these products interactive and engaging.

In July 2006, our board of directors appointed Jeffrey G. Katz, as our President and Chief Executive Officer. Under Mr. Katz’s leadership, we commenced and completed a full strategic review of our business. This detailed review was substantially completed in the Fall of 2006, when we announced the Company’s plan to:

•	Regain market leadership in the learn-to-read market.

•	Build our business around key technology platform architectures.

•	Provide web connectivity for all our key products.

•	Strengthen our portfolio of products, including those for ages 6 and above.

•	Manage the business by creating a metrics-driven culture.

•	Continually review and strengthen our international product offering and distribution capabilities, as a significant part of our overall plan.

We expect sales productivity in 2007. For information on our operating plan that could affect our business, see “Item 1A.—Risk Factors—Our operating plan may not correct recent trends in our business.”

Our platform products provide us with a large installed base of platforms on which to build continued software content sales. For our LeapPad family of platforms, which includes our LittleTouch LeapPad, My First LeapPad, Classic LeapPad, LeapPad Plus Writing and Quantum LeapPad platforms, we sell a library of interactive content related to those platforms that consists of an audio software cartridge and a corresponding interactive book or activity card. For our Leapster and Leapster L-MAX handhelds and our FLY Pentop Computer, our content comes in software cartridges that slot easily into the platforms.

Users of our interactive content can hear information regarding various academic subjects, read engaging stories or play interactive, educational games. These titles feature our internally developed, branded LeapFrog characters, such as Leap, Lily, Tad and Professor Quigley, while others feature popular licensed characters such as Thomas the Tank Engine, Dora the Explorer, SpongeBob SquarePants, Bob the Builder, Winnie-the-Pooh, Disney Princesses, Batman, Spider-Man and characters from movies such as Madagascar, Finding Nemo and The Incredibles.

Our product line also includes a variety of stand-alone educational products for children from birth to12 years. These stand-alone products combine our proprietary technologies with a fixed set of content and include interactive plush toys, Learn & Groove Counting Maracas and Alphabet Drum, our LeapStart learning table, our Fridge Phonics magnetic set products for infants and toddlers, our The Letter Factory video and our Explorer interactive globes for older children.

Our SchoolHouse segment offers supplemental pre-kindergarten through 5th grade school curriculum programs that incorporate our proprietary technology-empowered personal learning tools, or PLTs, and research-based instructional principles. Our SchoolHouse curriculum provides over 200 interactive book titles and over 450 interactive assessment cards, for a total of over 6,000 pages of interactive content. At the end of 2006, our SchoolHouse products could be found in more than 100,000 classrooms. The interactive content includes instruction and assessment for subject areas such as early literacy, early childhood, reading, language arts, math, science, English language development and special education.

In the fourth quarter of 2006, we restructured our SchoolHouse segment to focus on reading curriculum in core grade levels and to align the segment more effectively with our consumer market strategy.

Our net sales for our three business segments for the years ended December 31, 2006, 2005 and 2004, were as follows:

	Year Ended December 31,			% of Total Company Net Sales
	2006	2005	2004	2006	2005	2004
	(dollars in millions)
U.S. Consumer	$350.7	$478.3	$431.9	70%	74%	67%
International	114.6	131.2	153.2	23%	20%	24%
SchoolHouse	37.0	40.3	55.2	7%	6%	9%

Total Company	$502.3	$649.8	$640.3	100%	100%	100%

We believe that sound educational principles are at the core of our brands and products. Our grade-based content is aligned with state and national education standards. All LeapFrog content and curriculum is based on a proprietary method of learning, created by our in-house educational experts with the assistance of our Education Advisory Board, which identifies what children learn and when and how they learn it. The members of our Education Advisory Board meet with our creative design teams periodically throughout the year to participate in the design and development of our products. We believe that both our in-house experts and outside advisors are critical in the creation of our learning products.

Our Education Advisory Board

The members of our Education Advisory Board are extensively involved in the research of both education and reading development. As of February 17, 2007, the members of our Education Advisory Board are:

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

Our Products

U.S. Consumer Products

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

Aggregate sales of our LeapPad family of products, accounted for approximately 23%, 35% and 20% of our consolidated net sales in 2006, 2005, and 2004, respectively.

Aggregate sales of our Leapster and Leapster L-MAX handhelds and their related software titles accounted for approximately 37%, 28% and 19% of our consolidated net sales in 2006, 2005 and 2004, respectively.

For a discussion of risk factors related to our products, see “Item 1A—Risk Factors—“If we fail to predict consumer preferences and trends accurately, develop and introduce new products rapidly or enhance and extend our existing core products, our sales will suffer.”

Interactive Educational Games

The Leapster family of multimedia learning systems comprises our screen-based, learning initiative developed to encourage learning skills while allowing children to play action-packed learning games. The Leapster platform is a handheld device with backlit color animation, a multi-directional control pad and a touch-screen enabled by a built-in stylus. Our Leapster content allows game players to read electronic books, create works of art and watch interactive videos.

Current Products

•	Leapster Learning Game System (ages 4 to 10). An educational handheld device platform that utilizes an interactive touch screen and stylus pen.

•

Leapster L-Max (ages 4 to 10); LeapsterTV learning system (ages 4 to 8). Platforms that offer handheld educational games experience, using the television screen to expand learning. Leapster L-Max learning system uses many of the software cartridges developed for the original Leapster handheld and offers new Leapster L-MAX software cartridges with features designed to offer an enhanced screen-based learning experience.

•

Little Leaps Grow-with-Me Learning System (ages 9 months to 3 years). A DVD-based learning platform that delivers activities designed for young children and their parents to share. The platform features a two-in-one wireless controller that can be adjusted between models suitable for babies and toddlers.

•

Leapster Software Library. Software titles to appeal to both boys and girls with educational games featuring licensed characters such as Disney Princesses, Dora the Explorer, SpongeBob SquarePants, and licensed characters from movies such as Finding Nemo, The Incredibles, Cars and Spider-Man. Digital Titles including art titles specifically designed for students in kindergarten, first through third grade; a Junie B. Jones journal title; educational titles focusing on phonics and math; and titles featuring our interactive The Letter Factory and The Talking Words Factory videos.

New Products for 2007 and 2008

•

ClickStart My First Computer System (ages 3 to 6). A new preschool learning system delivers a safe, age-appropriate computing experience through a series of engaging games, while simultaneously introducing core preschool skills and basic computer functionality. We will be launching this learning system in Fall 2007.

•

In Fall 2007, we plan to introduce new Leapster Family Software. These new titles are compatible with Leapster, Leapster L-Max and LeapsterTV learning systems. All the games provide in–depth tutorials and supporting hint structure that offer step-by-step assistance through reading, math, or spelling concepts. The new titles for Spring 2007 are Scholastic’s Clifford the Big Red Dog Reading, Sonic X. The new tittles for Fall 2007 are The Batman, Creature Create, Disney/Pixar Cars Supercharged, Disney/Pixar Ratatouille, Forster’s Home for Imaginary Friends, Nick Jr. Go Diego Go!, Pet Pals and Scholastic Get Puzzled!

•	In September 2006, we announced that we will be introducing in 2008, the next generation of Leapster platforms that will have web connectivity.

Reading Solutions

Reading Solutions consists of our LeapPad family of products that provide platforms for introducing basic vocabulary and concepts or reinforcing second-language learning to preschool children, thorough music and interactive play. Our LeapPad Learning System teaches fundamental reading skills and offers an extensive library of LeapPad books. Since 1999, the LeapPad platform has transformed our LeapPad books into audio-interactive learning devices. When children touch words and pictures with the stylus pen, they receive instant audio feedback that helps them sound out and pronounce words, learn to read and build vocabulary. The LeapPad learning system allows children to read and learn at their own pace, using educational games, activities, music and positive feedback. The LeapPad platform is available in English, French, German, Korean, Japanese and Spanish. A separate version of the LeapPad learning system is marketed by our SchoolHouse segment directly to U.S. school districts and sold under the “LeapTrack” system which provides assessment information to gauge the performance of individual students in a classroom environment.

Current Products

•

LittleTouch LeapPad learning system (ages 6 months to 3 years). A learning system designed for infants and toddlers that offers an opportunity for parents to introduce the reading experience and early learning concepts using finger touch-based interactivity.

•

My First LeapPad learning system (ages 3 to 5). A learning system that encourages preschoolers to take their first steps to develop pre-reading and pre-math skills. It incorporates the same proprietary NearTouch technology used in our LeapPad learning system.

•	LeapPad learning system (ages 4 to 8). An audio-interactive learning device and the first platform of our LeapPad family of platforms which is based on our proprietary NearTouch technology.

•

Retail LeapPad library. A collection of titles developed with guidance from our educational experts and is designed to help children build skills they need to excel in reading, math, vocabulary, science, music, logic and more. Our retail library includes titles featuring our proprietary LeapFrog and licensed characters. Also included in our retail library are licensed characters such as Winnie-the-Pooh and SpongeBob SquarePants and licensed characters from movies such as Madagascar, The Incredibles, Spider-Man, Batman, Bratz, Scooby-Doo, Toy Story 2, The Lion King, Monsters, Inc., and Finding Nemo.

New Products for 2007 and 2008

•

WordLaunch Learn-To-Read System (ages 4 and up). A learning system that interacts with the television users. This system is designed for ages 4 and up that offers an adventure to learn and play while building and reading 300 common 3- and 4-letter words. We will be launching this learning system in Fall 2007.

•

In September 2006, as part of the announcement of the results of our strategic review, we announced that we expect to introduce in 2008, our new reading solutions products (i.e., successor products to the LeapPad family).

FLY and Grade School

The FLY Pentop Computer is an optical scanning, audio-enabled digital pen that brings computer interactivity to the pen and paper experience which runs under a proprietary operating system and supports proprietary software applications. Using special FLY paper, cards or other materials enabled for the FLY Pentop Computer, users can get homework help in math or spelling, translate words into Spanish or English, play games with interactive collectible playing cards or compose music via real-time audio feedback as they write and draw.

Current Products

•

FLY Pentop Computer (ages 8 to 13). A consumer electronic device, introduced for the first time in Fall 2005, gives users real-time audio feedback as they write with special FLY paper. The FLY platform is designed for the “tween” and teen markets.

•

FLY Software Library. A collection of titles that span a variety of interests, learning needs and ages. For example, FLY Through Spanish provides real-time English-Spanish word translations; FLY Through Math provides step-by-step coaching on multiplication and division for grades 4 through 6 while FLY Journal provides interactive writing prompts and topics for consideration. In 2006, we expanded our software offering to include algebra, creative writing and other homework helpers.

New Products for 2007 and 2008

•

FLY Fusion Pentop Computer (ages 10 to 16). A high-speed web connected homework system which is our next-generation of FLY Pentop Computer. In September 2006, we announced our plans to launch our new FLY Fusion handheld Pentop Computer designed to enhance homework productivity by providing easy access to subject information for faster problem-solving and real-time homework support. We expect to launch this product in Fall 2007.

•

FLY Fusion Homework Applications. Interactive step-by-step applications for students in math, algebra, writing, language arts, and even Spanish and French language translation providing homework help. We expect to launch this product in Fall 2007.

Infant / Toddler / Preschool

Our software-centric Infant-Toddler and Preschool educational products are designed primarily for children who are too young to use our platforms effectively. These stand-alone products help develop fine motor skills and color, sound and letter recognition. The products are generally affordable and simpler to localize for foreign markets than our platform and content suites.

Current Products

•	LeapStart Learning Table (ages 6 months to 3 years). A learning table designed for infants and toddlers to refine motor skills, introduce letters and numbers and encourage development.

•	Alphabet Pal Caterpillar (ages 12 months and up). A musical pull-toy that teaches letter names, letter sounds, learning songs and colors.

•	Fridge Phonics Magnet Set (ages 2 and up). A magnetic letter set designed for preschoolers and kindergarteners that teaches letter names, letter sounds and learning songs.

•	Learn & Groove collection. (ages 6 months to 3 years). Interactive instruments that introduce numbers, letters, colors, and shapes, in either English or Spanish through music and songs.

New Products for 2007 and 2008

•

Learn & Groove Animal Sounds Guitar (ages 6 months to 3 years). A colorful guitar designed for toddlers to learn numbers, animals and music in English or Spanish. We expect to launch this product in Fall 2007.

•

Brightlings Activity Line and Exploration Station (ages 6 months to 3 years). A discovery device with a collection of activities that revolves around a central discovery hub that teaches infants and toddlers shapes, colors, letter sounds, learning songs and first words in five languages. We expect to launch this product in Fall 2007.

International Products

Our international consumer strategy includes the creation of LeapFrog products in foreign languages as well as marketing English-language products as tools for learning English as a foreign language. As of December 31, 2006, our products have been marketed and sold in six languages, including Queen’s English, Spanish, French, Japanese and German, and in more than 25 countries. We currently sell our LittleTouch LeapPad, My First LeapPad and LeapPad platforms with localized content. Our Leapster platform is sold with the English content adapted for the British, Australian, and German and non-French-speaking Canadian markets. In 2006, we added French and Spanish versions of our Leapster learning system and began test marketing Leapster products in selected China markets. Some of our key infant items such as the LeapStart Learning Table, Learning Drum and Alphabet Pal caterpillar have also been adapted for markets outside of the United States.

SchoolHouse Products

Our SchoolHouse segment offers supplemental pre-kindergarten through 5th grade school curriculum programs that incorporate our proprietary technology-empowered personal learning tools and research-based instructional principles. Our SchoolHouse curriculum provides over 200 interactive book titles and over 450 interactive assessment cards, for a total of over 6,000 pages of interactive content. Our SchoolHouse products include:

•

LeapTrack instruction and assessment system (kindergarten through 5th grade). An integrated system to instruct and assess students in kindergarten through 5th grade. In 2006, we launched LeapTrack Reading Pro, a reading intervention product targeting struggling readers in grades 3 and up.

•	The Literacy Center (pre-kindergarten through 2nd grade). A product providing instruction and assessment on key literacy skills in pre-kindergarten, kindergarten and grade 1+ editions.

•

Language First! Program (kindergarten through 2nd grade+). An English language development program for kindergarten through 2nd grade. In 2006, we launched the English Picture Dictionary for Spanish Speakers.

During 2006, we broadened our selection of screen-based Leapster handheld products to include Grades 1 and 2, and a Grade K offering was introduced in January 2007.

Licensing

In-bound Licensing: We license a portion of our content from third parties under exclusive and nonexclusive agreements, which allow us to utilize characters, stories, illustrations and trade names throughout specified geographic territories. Examples include Disney/Pixar’s latest Cars movies and classics like Scooby-Doo, which allow us to deliver curriculum with kids’ favorite characters. LeapFrog currently has agreements with Disney, Nickelodeon, Warner Brothers, Cartoon Network and HIT Entertainment.

Out-bound Licensing: We license our trademarks or service marks to third parties for manufacturing, marketing, distribution and sale of various products. Our licensing strategy concentrates on extending our current brand and developing brands into product categories that are consistent with our core commitment to design and develop educational products that make learning fun and engaging. Our comprehensive licensing program intends to expand the product range available to all of our consumers. In 2006, LeapFrog launched products including books with Scholastic Corporation, card and board games with Cardinal, puzzles with Masterpieces and workbooks with Learning Horizons.

Advertising and Marketing

Our advertising and marketing strategy is designed to position LeapFrog as the leader in engaging, effective, technology-based learning solutions primarily for children up to age 12. Our communication supports a strong brand that parents and educators seek out to supplement children’s educational needs. We strive to utilize the best practices in integrated marketing campaigns that combine the Internet and offline media. Our strategy includes cross-media advertising methodology, using network and national cable television, national print and online advertising. Our SchoolHouse segment uses leading education publications directed to school administrators and teachers. In addition, we periodically attend education trade shows and events. In 2006, as part of our marketing strategy to increase customer awareness of our products, we developed and expanded our online store to promote high-traffic and repeat customer visits.

We also seek promotional partners to extend our brands and message to a broader set of touchpoints. For example, we have pursued promotional campaigns with partners such as Tropicana Juices and Instant Quaker Oatmeal. We have well-established retailer relationships and communicate our messages and offers through advertisements in store and in local newspapers. These advertisements run by our retail partners such as Target, Toys “R” Us, and Wal-Mart highlight promotional activities and the availability of particular LeapFrog products at these retailers’ outlets. In key retail stores, we use in-store demonstration display units to highlight LeapFrog products and demonstrate the features of our products through in-store user experience.

We leverage public relations globally as a strategy to gain additional momentum for our brand and products through media outreach focused on garnering both product-specific and corporate media coverage. We strive to utilize best practices in media outreach campaigns that target both traditional print and broadcast media with Internet/viral media outreach globally.

Sales and Distribution

Historically, our net sales to retailers have shown high concentration in a limited number of customers. In 2006, net sales to Wal-Mart (including Sam’s Club), Toys “R” Us and Target accounted for approximately 26%, 22% and 18% respectively, of our consolidated net sales. In 2005, sales to Wal-Mart (including Sam’s Club), Toys “R” Us and Target accounted for approximately 29%, 20% and 15%, respectively, of our consolidated net sales. For a discussion of this concentration risk see “Item 1A.—Risk Factors—Our business depends on three retailers that together accounted for approximately 66% of our consolidated net sales and approximately 70% of the U.S. Consumer segment sales in 2006 and our dependence upon a small group of retailers may increase.”

U.S. Consumer

Our U.S. Consumer segment accounted for 70% and 74%, respectively, of consolidated sales in 2006 and 2005. We market and sell our products primarily through national and regional mass-market retail stores as well as specialty toy stores. Sales of our products to Wal-Mart (including Sam’s Club and Walmart.com), Toys “R” Us (including Toys “R” Us.com) and Target (including Target.com) accounted for approximately 27%, 22% and 21% of net sales in our U.S. Consumer segment in 2006 and 35%, 24% and 21% in 2005, respectively. Our remaining U.S. Consumer retail sales come from sales of our products to other mass marketers, club stores, electronic, office supply and specialty toy stores. In 2006, as part of our marketing strategy to increase customer awareness of our products, we developed and expanded our online store to promote high-traffic and repeat customer visits.

Our sales team works with store buyers from our key retailers to forecast demand for our products, develop the store floor footprint, secure retail shelf space for our products and agree upon pricing components, including cooperative advertising and promotional sales allowances. The large retail chains generally provide us with a preliminary forecast of their expected purchases of our products during the year. While these and subsequent forecasts are not contractually binding, they provide important feedback that we use in our planning process throughout the year. We work closely with our key retailers during the year to establish and revise our expected demand forecasts and plan our production and delivery needs accordingly. Most retailers issue purchase orders to us as they need product. Based on these purchase orders, we prepare shipments for delivery through various methods. We sell to smaller retail stores through a combination of independent sales representatives and direct salespersons.

International Consumer

Our International segment accounted for 23% and 20%, respectively, of consolidated sales in 2006 and 2005. As of December 31, 2006, we maintained overseas subsidiaries through which we sell our products directly to leading retailers in the United Kingdom, Canada, Mexico, and France. We currently have distribution arrangements in Korea, Australia, New Zealand, Latin America and Europe. Distribution of products to the Middle East, Southeast Asia and Eastern Europe are coordinated out of our United Kingdom office. In the third quarter of 2006, we established a marketing and sales office in Beijing, China.

SchoolHouse

Our SchoolHouse segment accounted for 7% and 6%, respectively, of consolidated sales in 2006 and 2005. Our SchoolHouse segment’s primary customers represent U.S. pre-kindergarten through 5th grade classrooms and also include teacher supply stores and catalog sales by our SchoolHouse segment. Using our in-house sales team as well as independent sales representatives, we sell directly to educational institutions at the classroom, school and district levels, and to resellers and retail outlets that target the education market. We also publish a catalog that is aimed at and distributed to educators.

Financial Information About Geographic Areas

The information about sales in geographic areas is included in Note 21 to the Consolidated Financial Statements in Item 8 of this report and is incorporated herein by reference.

Research and Development

Hardware and Software Development

To develop our products and content, we have assembled a team of technologists with backgrounds in a wide variety of fields including education, child development, hardware engineering, software development, video games and toys. We have developed internally each of our current platforms and stand-alone products, although we use licensed technology if it is advantageous to do so. For example, we use a version of

Macromedia’s Flash player in our Leapster and Leapster L-MAX platforms. We also use optical scanning technology from Anoto AB in our FLY Pentop Computer platform, launched in Fall 2005, and its successor, our FLY Fusion platform, which we expect to launch in Fall 2007.

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

We believe that investment in research and development is a critical factor in strengthening our portfolio of products, including aging-up our products offerings. In 2006, we completed consolidation of our office locations, moving our research and development offices from Los Gatos, California to our corporate headquarters in Emeryville, California, to better align our product development activities. As part of our strategy to improve our margins through increased efficiency in operating expenses, sourcing and design changes and production rationalization, we opened an office in Shenzhen, China to be able to work more closely with our suppliers to promote lower costs and operational flexibility.

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

We have developed a portion of our content using licensed characters such as Disney Princesses, Thomas the Tank Engine, Scooby-Doo, Dora the Explorer, Spider-Man, SpongeBob SquarePants and characters from the movies Madagascar, Finding Nemo, The Incredibles and Cars.

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

Our research and development expense was $54.5 million in 2006, $52.3 million in 2005 and $70.0 million in 2004.

Intellectual Property

We believe that the protection of our patents, trademarks, trade dress, copyrights and trade secrets is critical to our future success, and we aggressively protect our proprietary rights through a combination of patents, trademarks, copyrights, trade secrets, confidentiality procedures, nondisclosure agreements and other contractual agreements. As of December 31, 2006, we had more than 60 utility and design patents issued by the U.S. Patent and Trademark Office, as well as more than 60 issued internationally. Additionally, we have filed more than 180 patent applications pending in the United States and in other countries. As of December 31, 2006, we also had over 80 U.S. trademark registrations, as well as over 310 foreign trademark registrations. We also rely upon trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. For a discussion of how our intellectual property rights may not prevent our competitors from using similar or identical technology, see “Item 1A.—Risk Factors—Our intellectual property rights may not prevent our competitors from using our technologies or similar technologies to develop competing products, which could weaken our competitive position and harm our operating results.” For a discussion of how our intellectual property rights may not insulate us from claims of infringement by third parties, see “Item 1A.—Risk Factors—Third parties have claimed, and may claim in the future, that we are infringing their intellectual property rights, which may cause us to incur significant litigation or licensing expenses or to stop selling some or all of our products or using some of our trademarks.”

Manufacturing, Logistics and Other Operations

Our manufacturing and operations strategy is designed to maximize the use of outsourced services particularly with respect to the actual production and physical distribution of our products. We believe our outsourcing strategy enhances the scalability of our manufacturing efforts. In order to work closely with our manufacturing service providers, we have established subsidiaries in Hong Kong and Macau. We manage our outsourced manufacturing by allowing LeapFrog’s engineering resources to focus on the product design and manufacturability while our contract manufacturers manage the supply of raw materials. Most of our products are manufactured from basic raw materials such as plastic and paper, and the majority of our products require electronic components. These raw materials are readily available from a variety of sources, but may be subject to significant fluctuations in price. Some of our electronic components used to make our products, including our ASICs, currently come from sole suppliers. For information as to how this concentration of suppliers could affect our business, see “Item 1A.—Risk Factors—We depend on our suppliers for our components and raw materials, and our production or operating margins would be harmed if these suppliers are not able to meet our demand and alternative sources are not available” and “—Increases in our component or manufacturing costs could reduce our gross margins.”

We use contract manufacturers located in Asia, primarily in the People’s Republic of China or PRC, to build our finished products. These suppliers are selected based on their technical and production capabilities and are matched to particular products to achieve cost and quality efficiencies. For information as to how this concentration of manufacturing could affect our business, see “Item 1A.—Risk Factors—We rely on a limited number of manufacturers, virtually all of which are located in China, to produce our finished products, and our reputation and operating results could be harmed if they fail to produce quality products in a timely and cost-effective manner and in sufficient quantities.”

In our U.S. Consumer segment, some products are shipped directly to our contract warehouse in Fontana, California then they are later shipped to meet the demands of our major U.S. retailers and other smaller retailers and distributors throughout the United States. Some products are shipped directly to the retailers’ locations from our contract manufacturers. The products for our International segment are either shipped directly to our international distributors or to local country contract warehouses from which the products are then shipped to meet the demands of our international distributors and customers. The products for our SchoolHouse segment are shipped directly to our contract warehouse in Chino, California and are later shipped to meet the demands of the educational institutions and educators who purchase our products.

Information Technology

In 2005 and 2006, we implemented an information technology environment which is built around a single global instance of Oracle enterprise resource planning, or ERP, applications. This environment supports our core financial, order management, distribution, and supply chain operations. We are also in the process of implementing new data warehouse system and metrics capabilities for improved demand planning, sales analytics, financial planning and financial reporting. For information as to how our information technology environment could affect our business, see “Item 1A—Risk Factors—We have had significant challenges to our management systems and resources, particularly in our supply chain and information systems, and as a result we may experience difficulties managing our business.”

Retail Sales Service and Consumer Service

We believe that our ability to establish and maintain long-term relationships with consumers and retailers depends, in part, on the strength of our customer support and service operations. We encourage and utilize frequent communication with and feedback from our consumers and retailers to continually improve our products and service. We have a dedicated retail sales service team that works with our top retailers and provides point-of-sale related analysis for better forecasting and inventory plans. We believe that providing direct contact with our existing and targeted retailer customers is an efficient way to convey the value of our products and services and demonstrate the advantages of our products over those of our competitors.

We have contracted with an outside customer service provider who operates hours appropriate to our industry. The customer service provider’s schedule of operation varies to keep pace with the seasonality of our current business. We respond to email inquiries received through our website, and we have a team of in-house consumer service representatives who oversee and coordinate our customer service activities with our third-party customer service providers. In addition, we have a knowledge resource link on our website that directs consumers to a frequently asked questions section, which we update as we receive consumer feedback.

Competition

We compete broadly within the U.S. and international toy industry in the Infant / Toddler / Preschool, and electronic learning aids categories. These categories continue to grow in size and importance, and as a result have become an increasingly competitive arena. Competitors in the educational toy market continue to increase their investment in product research and development and advertising, while focusing on management of global product launches and retail shelf space and market share of products sold directly through online internet based channels. We believe our products compete in these market segments based on brand, product design features, learning content and experience, quality and price. We believe the LeapFrog brand is recognized for quality educational products, enabling us to compare favorably with many of our current competitors on some or all of these factors. For a discussion of the possible effects that competition could have on our business, see “Item 1A.—Risk Factors—If we are unable to compete effectively with existing or new competitors, our sales and market share could decline.”

Our Infant / Toddler / Preschool category is strategically significant because it introduces parents to the LeapFrog line of educational products. While our products are differentiated by their educational branding, we face competition from a wide field of companies in all of our major markets. Historically, our principal competitors in the Infant / Toddler / Preschool category have included Mattel, Inc. primarily under its Fisher-Price brand, Hasbro, Inc. and Vtech Holdings Ltd. We also compete with companies that are relatively new to the educational product arena, many of which are smaller than our traditional competitors.

As we move forward with our strategies of providing web connectivity for all our key products and aging-up our portfolio to serve a wider age range of children, we will compete increasingly with products in a number of other categories and industries including computer products, electronic and online games and entertainment appliances. In 2005, we introduced our FLY Pentop Computer. The FLY Pentop Computer is targeted at the market for ages eight years and older. Our FLY marketing plan has allowed us to begin to merchandise our products away from the toy aisle and other LeapFrog branded products. Competitive products in this industry include handheld and console-based gaming platforms from Sony, Microsoft and Nintendo and games and other software produced for these platforms. Other products, such as MP3 music players, also compete for consumer disposable income currently allocated to educational toys. The FLY Pentop Computer and associated products, particularly our new FLY Fusion Pentop Computer (available in Fall 2007) can be found at retail stores with other electronic products, and may therefore compete with other electronic devices. Consequently, companies like Apple Inc., Fujitsu Limited, Texas Instruments, Hewlett-Packard Company, Microsoft Corporation, Palm, Inc., Sega Corporation and Toshiba can be considered competitors or potential competitors of LeapFrog.

Our SchoolHouse segment competes in the U.S. supplemental educational materials market. We believe the principal competitive factors affecting the market for our products in the school market are proven educational effectiveness, brand, features and price. Our SchoolHouse segment faces competition in the supplemental curriculum market from major textbook publishers such as Harcourt (a division of Reed Elsevier), Houghton Mifflin Company, McGraw-Hill, Pearson plc and Scholastic Corporation, as well as electronic educational material and service providers such as Knowledge Adventure, Compass Learning, PLATO Learning, Inc., Renaissance Learning and Riverdeep Group plc.

For a discussion of the possible effect the competition could have on our business, see “Item 1A.—Risk Factors—If we are unable to compete effectively with existing or new competitors, our sales and market share could decline.”

Seasonality

LeapFrog’s business is highly seasonal, with our retail customers making up a large percentage of all purchases during the back-to-school and traditional holiday seasons. Our business, being subject to these significant seasonal fluctuations, generally realizes the majority of our net sales and any of our net income during the third and fourth calendar quarters. These seasonal purchasing patterns and production lead times cause risk to our business associated with the under production of popular items and over production of items that do not match consumer demand. In addition, we have seen our customers managing their inventories more stringently, requiring us to ship products closer to the time they expect to sell to consumers, increasing our risk to meet the demand for specific products at peak demand times, or adversely impacting our own inventory levels by the need to pre-build products to meet the demand.

For more information, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Result of Operations —Seasonality and Quarterly Results of Operations” and “Item 1A.—Risk Factors—Our business is seasonal, and therefore our annual operating results depend, in large part, on sales relating to the brief holiday season.” And “—If we do not maintain sufficient inventory levels or if we are unable to deliver our product to our customers in sufficient quantities, or if our inventory levels are too high, our operating results will be adversely affected.”

Employees

As of December 31, 2006, we had 916 full-time employees. We also retain independent contractors to provide various services, primarily in connection with our content development. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good. In the third quarter of 2006, we reorganized our company to create four product groups: Reading Solutions, Interactive Educational Games, FLY and Grade School and Infant / Toddler / Preschool. There was little impact on headcount as a result of this organization. In the fourth quarter we restructured our SchoolHouse segment to focus our sales and product development resources on reading curriculum for core grade levels and to better align it with our consumer strategy. With these changes we expect the segment to have a positive earnings contribution in 2007. This restructuring led to termination of 59 full-time employees in the SchoolHouse segment. For more information about our workforce reduction and employees see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Update” and “Item 1A.—Risk Factors—We depend on key personnel, and we may not be able to retain, hire and integrate sufficient qualified personnel to maintain and expand our business.”

Executive Officers of the Registrant

The following table sets forth information with respect to our executive officers as of March 1, 2007:

Name	Age	Position Held
Jeffrey G. Katz	51	Chief Executive Officer and Director
William B. Chiasson	54	Chief Financial Officer, President
Nancy G. MacIntyre	47	Executive Vice President, Product, Innovation and Marketing
Martin A. Pidel	42	Executive Vice President, International
William K. Campbell	45	Senior Vice President, Consumer Sales
Michael J. Dodd	47	Senior Vice President, Supply Chain and Operations
Michael J. Lorion	51	President, SchoolHouse
Robert L. Moon	57	Senior Vice President, Chief Information Officer
Hilda S. West	46	Senior Vice President, Human Resources
Peter M. O. Wong	40	General Counsel and Corporate Secretary
Karen L. Luey	46	Vice President, Controller and Principal Accounting Officer

Jeffrey G. Katz has served as our Chief Executive Officer and President since July 2006 and as a member of our board of directors since June 2005. Mr. Katz served as the Chairman and Chief Executive Officer of Orbitz, Inc. from 2000 to 2004. From 1997 to 2000, Mr. Katz was President and Chief Executive Officer of Swissair. From 1980 to 1997, he served in a variety of roles at American Airlines, including Vice President of American Airlines and President of the Computerized Reservation System Division of SABRE. Mr. Katz serves on the board of directors of Northwest Airlines Corporation, a publicly held airline, and is a member of their Audit Committee. Mr. Katz received a B.S. in mechanical engineering from the University of California, Davis, and holds M.S. degrees from both Stanford University and the Massachusetts Institute of Technology.

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

Nancy G. MacIntyre has served as our Executive Vice President, Product, Innovation, and Marketing since February 2007. From May 2005 through January 2007, Ms. MacIntyre served on the executive team at LucasArts, a LucasFilm company, most recently as Vice President of Global Sales and Marketing. Previously, Ms. MacIntyre had been with Atari, Inc as Vice President, Marketing from 2001 through 2005 and with Atari, Inc.’s predecessor Hasbro Interactive from 1998 to 2001 in senior sales and marketing positions. Between 1988 and 1998 Ms. MacIntyre held sales and marketing positions at Broderbund Software and Lotus Development Corp. Ms. MacIntyre received her B.S. in finance and accounting from Drexel University.

Martin A. Pidel has served as our Executive Vice President, International since January 2007. From 1997 through December 2006, Mr. Pidel served in varying capacities with HASBRO, Inc. including key roles in Europe and the US, most recently as Vice President of International Marketing. Prior to joining Hasbro, Mr. Pidel worked for Black & Decker in Germany and the U.K. from 1992 through 1997, where he worked in both product and brand marketing roles. Mr. Pidel received his B.S. in marketing from Albany State University and an M.B.A. at the Schiller International University in Heidelberg, Germany.

William K. Campbell has served as our Senior Vice President, Consumer Sales since May 2006, as Vice President, Consumer Sales from December 2002 to May 2006 and as Director of Sales from January 2000 to December 2002. Prior to joining LeapFrog, he served in varying capacities at Lego Systems, Inc., most recently as national account manager from February 1989 to December 1999. Mr. Campbell received his B.A. from Stephen F. Austin State University.

Michael J. Dodd has served as our Senior Vice President, Supply Chain and Operations since April 2005. Prior to joining us, he co-founded Executive Technology, Inc., a value-added reseller and system integrator of information technology products, and served as its Chief Operating Officer from September 2003 through April 2005. From May 2002 to September 2003, Mr. Dodd served as Executive Vice President, Chief Marketing Officer and Chief Operating Officer at Targus Group International, Inc., a provider of mobile personal computers and wireless accessories. Mr. Dodd was a Vice President, Operations at Juniper Networks, Inc., a manufacturer of internal protocol, or IP, routers from September 2000 to May 2002. From November 1989 to September 2000, Mr. Dodd served in various capacities at Compaq Computer Corporation, a manufacturer of personal computers, most recently as Managing Director of operations and strategic procurement for the Presario personal computer business. Mr. Dodd received his B.B.A. from Texas A&M University.

Michael J. Lorion has served as our President, SchoolHouse since December 2006. Prior to that, Mr. Lorion served at varying capacities at LeapFrog since June 2005. Prior to joining us, Mr. Lorion served in different capacities at palmOne, Inc. from February 2000 to April 2005, most recently as Vice President, Vertical Markets Sales & Marketing. Prior to that, Mr. Lorion held various positions at Apple Computer, Inc. from August 1988 through January 2000, most recently as Vice President, Apple Americas Education Division. Mr. Lorion received his B.S. from Springfield College.

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

Hilda S. West has served as our Senior Vice President, Human Resources, since October 2006. Prior to joining us, Ms. West served in various capacities at Autodesk, Inc., a leading design software company, from February 2002 to October 2006, most recently as Senior Director, Talent Management. Prior to that, Ms. West served as Senior Director, Human Resources at Ninth House Network, an e-learning provider for organizational development from May 2000 through October 2002. Ms. West received her B.S. from Boston University and her M.B.A. from the Walter A. Haas School of Business at the University of California, Berkeley.

Peter M. O. Wong has served as our General Counsel since April 2006 and as our Corporate Secretary since February 2005. Mr. Wong served as our Vice President, Legal Affairs from August 2004 to March 2006 and as our Corporate Counsel from November 2001 to July 2004. From 1999 to 2001, he worked at Quokka Sports, Inc., a digital sports entertainment company, most recently as Associate General Counsel and Vice President, Corporate Development. Prior to that, he was a business attorney at Cooley Godward Kronish LLP (formerly Cooley Godward LLP) and Howard, Rice, Nemerovski, Canady Falk & Rabkin. Mr. Wong received his B.A. from the University of California, Berkeley, and his J.D. from the University of California, Hastings College of the Law.

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

Our operating plan may not correct recent trends in our business.

In July 2006, our board of directors appointed Jeffrey G. Katz as our President and Chief Executive Officer. Under Mr. Katz’s leadership, we commenced and completed a full strategic review of our business. The critical strategic themes of the plan that resulted from this review are detailed in “Item 1-Business—“Overview.”

We may encounter difficulties executing our new business strategy. Among other things, we may not have sufficient resources to make the necessary investments to develop and implement the technological advances required to maintain our competitive position in our industry. Therefore, we cannot provide any assurance that we can successfully implement this strategic plan, or if implemented, that it will appreciably improve sales and earnings. Failure to execute our operating plan may have an adverse impact on our operating results and financial condition.

If we fail to predict consumer preferences and trends accurately, develop and introduce new products rapidly or enhance and extend our existing core products, our sales will suffer.

Sales of our platforms, related software and stand-alone products typically have grown in the periods following initial introduction, but we expect sales of specific products to decrease as they mature. For example, net sales of the Classic LeapPad and My First LeapPad platforms in our U.S. Consumer business peaked in 2002 and have been declining since. Therefore, the introduction of new products and the enhancement and extension of existing products, through the introduction of additional software or by other means, is critical to our future sales growth. To remain competitive, we must continue to develop new technologies and products and enhance existing technologies and product lines, as well as successfully integrate third-party technology with our own.

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

Our future success depends partly on the continued contribution of our key executives and technical, sales, marketing, manufacturing and administrative personnel. In July 2006, our board of directors appointed Jeffrey G. Katz as our President and Chief Executive Officer. Subsequent to Mr. Katz’s appointment, we reorganized our management team and appointed new global business leaders for our product lines. During 2006, we hired a new Vice President of Software Engineering, Vice President of Web Products, Vice President of Hardware Engineering, and Senior Vice President of Human Resources, and in early 2007, we hired a new Executive Vice President, International and a new Executive Vice President of Product, Innovation and Marketing. We also commenced a full strategic review and planning process, which will require us to add new strategic capabilities and related management personnel. We have experienced significant turnover in our management positions. If our new leaders are unable to properly integrate into the business or if we are unable to appropriately replace personnel or functional capabilities on a timely basis or at all, our business will be adversely affected.

In October 2006, we completed consolidation of our office locations, moving our research and development offices from Los Gatos, California to our corporate headquarters in Emeryville, California, approximately 50 miles away. We may face the challenge of retaining our Los Gatos personnel due to the change of location and may be unable to hire skilled personnel to replace them. The loss of services of any of our key personnel could harm our business. If we fail to retain, hire, train and integrate qualified employees and contractors, we will not be able to maintain and expand our business.

Part of our compensation package includes stock and/or stock options. If our stock performs poorly, it may adversely affect our ability to retain or attract key employees. In addition, because we have been required to treat all stock-based compensation as an expense as of January 1, 2006, we experienced increased compensation costs in 2006. Changes in compensation packages or costs could impact our profitability and/or our ability to attract and retain sufficient qualified personnel.

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

We currently compete primarily in the Infant / Toddler / Preschool category, and electronic learning aids category of the U.S. toy industry and, to some degree, in the overall U.S. and international toy industry. We believe that we are also beginning to compete, and will increasingly compete in the future, with makers of popular game platforms and smart mobile devices such as personal digital assistants. Our SchoolHouse segment competes in the U.S. supplemental educational materials market. Each of these markets is very competitive and we expect competition to increase in the future. Many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to changes in consumer requirements or preferences or to new or emerging technologies. They may also devote greater resources to the development, promotion and sale of their products than we do. We cannot assure you that we will be able to compete effectively in our markets.

Our business depends on three retailers that together accounted for approximately 66% of our consolidated net sales and 70% of the U.S. Consumer segment sales in 2006, and our dependence upon a small group of retailers may increase.

Wal-Mart (including Sam’s Club), Toys “R” Us and Target accounted in the aggregate for approximately 70% of our net sales in 2006. In 2006, sales to Wal-Mart (including Sam’s Club), Toys “R” Us and Target accounted for approximately 26%, 22% and 18%, respectively, of our consolidated net sales. We expect that a small number of large retailers will continue to account for a significant majority of our sales and that our sales to these retailers may increase as a percentage of our total sales.

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

Sales of consumer electronics and toy products in the retail channel are highly seasonal, causing the substantial majority of our sales to retailers to occur during the third and fourth quarters. In 2006, approximately 73% of our total net sales occurred during the latter half of the year. This percentage of total sales may increase as retailers become more efficient in their control of inventory levels through just-in-time inventory management systems. Generally, retailers time their orders so that suppliers like us will fill the orders closer to the time of purchase by consumers, thereby reducing their need to maintain larger on-hand inventories throughout the year to meet demand.

Failure to predict accurately and respond appropriately to retailer and consumer demand on a timely basis to meet seasonal fluctuations, or any disruption of consumer buying habits during this key period, would harm our business and operating results. We expect that we will continue to incur losses in 2007 and in the first and second quarters of each year for the foreseeable future.

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

Cost increases for our components or manufacturing services, whether resulting from shortages of materials, labor or otherwise, including, but not limited to rising cost of materials, transportation services, labor, commodity price increases and the impact of foreign currency fluctuations could negatively impact our gross margins. Because of market condition and other factors, we may not be able to offset any such increased costs by adjusting the price of our products.

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

We rely on various information technology systems and business processes to manage our operations. We are currently implementing modifications and upgrades to our systems and processes. There are inherent costs and risks associated with replacing and changing these systems and processes, including substantial capital expenditures, demands on management time and the risk of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Any information technology system disruptions, if not anticipated and appropriately mitigated, could have an adverse effect on our business and operations.

Our international consumer business may not succeed and subjects us to risk associated with international operations.

We derived approximately 23% of our net sales from markets outside the United States in 2006. As part of our business review, we announced in July 2006, we are in the process of reviewing our international business and expect to strengthen our international product and distribution effectiveness. However, our efforts to increase sales for our products outside the United States may not be successful and may not achieve higher sales or gross margins or contribution to profitability.

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

Any difficulties with our international operations could harm our future sales and operating results.

Our financial performance will depend in part on our SchoolHouse segment, which may not be successful.

We launched our SchoolHouse segment in June 1999 to deliver classroom instructional programs to the pre-kindergarten through 5th grade school market and explore adult learning opportunities. To date, the SchoolHouse segment, has incurred cumulative operating losses. In December 2006, we announced a reorganization of the SchoolHouse segment, which reduced the size of our SchoolHouse organization by half. Going forward, the segment is focusing sales and product development resources on reading curriculum for core grade levels. However, if we cannot continue to increase market acceptance of our SchoolHouse segment’s supplemental educational products, the segment’s future sales and profitability could suffer.

Our intellectual property rights may not prevent our competitors from using our technologies or similar technologies to develop competing products, which could weaken our competitive position and harm our operating results.

Our success depends in large part on our proprietary technologies that are used in our learning platforms and related software. We rely, and plan to continue to rely, on a combination of patents, copyrights, trademarks, service trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. The contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our intellectual property or deter independent third-party development of similar technologies. The steps we have taken may not prevent unauthorized use of our intellectual property, particularly in foreign countries where we do not hold patents or trademarks or where the laws may not protect our intellectual property as fully as in the United States. Some of our products and product features have limited intellectual property protection, and, as a consequence, we may not have the legal right to prevent others from reverse engineering or otherwise copying and using these features in competitive products. In addition, monitoring the unauthorized use of our intellectual property is costly, and any dispute or other litigation, regardless of outcome, may be costly and time-consuming and may divert our management and key personnel from our business operations. However, if we fail to protect or to enforce our intellectual property rights successfully, our rights could be diminished and our competitive position could suffer, which could harm our operating results. For additional discussion of litigation related to the protection of our intellectual property, see “Part I, Financial Information, Note 11 to the Consolidated Financial Statements—“Commitments and Contingencies,”—Legal Proceedings.—LeapFrog Enterprises, Inc. v. Fisher-Price, Inc. and Mattel, Inc.”

Third parties have claimed, and may claim in the future, that we are infringing their intellectual property rights, which may cause us to incur significant litigation or licensing expenses or to stop selling some of our products or using some of our trademarks.

In the course of our business, we periodically receive claims of infringement or otherwise become aware of potentially relevant patents, copyrights, trademarks or other intellectual property rights held by other parties. Responding to any infringement claim, regardless of its validity, may be costly and time-consuming, and may divert our management and key personnel from our business operations. If we, our distributors or our manufacturers are adjudged to be infringing the intellectual property rights of any third-party, we or they may be required to obtain a license to use those rights, which may not be obtainable on reasonable terms, if at all. We also may be subject to significant damages or injunctions against the development and sale of some of our products or against the use of a trademark or copyright in the sale of some of our products. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all the liability that could be imposed. For more information regarding this see “Part I, Financial Information, Note 11 to the Consolidated Financial Statements—“Commitments and Contingencies,”—Legal Proceedings—Tinkers & Chance v. LeapFrog Enterprises, Inc.”

Our net loss would be increased and our assets would be reduced if we are required to record impairment of our intangible assets.

Intangible assets include the excess purchase price over the cost of net assets acquired, or goodwill. Goodwill arose from our September 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, and our acquisition of substantially all the assets of Explore Technologies in July 1998. Our intangible assets had a net balance of $25.9 million and $27.6 million at December 31, 2006 and 2005, respectively, which are allocated to our U.S. Consumer segment. Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and other intangibles with indefinite lives are tested for impairment at least annually. In determining the existence of impairment, we consider changes in our strategy and in market conditions and this could result in adjustments to our recorded asset balances. Specifically, we would be required to record impairment if the carrying values of our intangible assets exceed their estimated fair values. Such impairment recognition would decrease the carrying value of intangible assets and increase our net loss. At December 31, 2006 and 2005, we had $19.5 million of goodwill and other intangible assets with indefinite lives. We tested our goodwill and other intangible assets with indefinite lives for impairment during the fourth quarter by comparing their carrying values to their estimated fair values. As a result of this assessment, we determined that no adjustments were necessary to the stated values.

We are subject to international, federal, state and local laws and regulations that could impose additional costs or changes on the conduct of our business.

We operate in a highly regulated environment with international, federal, state and local governmental entities regulating many aspects of our business, including products and the importation of products. Regulations with which we must comply include accounting standards, taxation requirements (including changes in applicable income tax rates, new tax laws and revised tax law interpretations), trade restrictions, regulations regarding financial matters, environmental regulations, advertising directed toward children, safety and other administrative and regulatory restrictions. Compliance with these and other laws and regulations could impose additional costs on the conduct of our business. While we take all the steps we believe are necessary to comply with these laws and regulations, there can be no assurance that have achieved compliance or that we will be in compliance in the future. Failure to comply with the relevant regulations could result in monetary liabilities and other sanctions which could have a negative impact on our business, financial condition and results of operations. In addition, changes in laws or regulations may lead to increased costs, changes in our effective tax rate, or the interruption of normal business operations that would negatively impact our financial condition and results of operations.

From time to time, we are involved in litigation, arbitration or regulatory matters where the outcome is uncertain and which could entail significant expense.

We are subject from time to time to regulatory investigations, litigation and arbitration disputes. As the outcome of these matters is difficult to predict, it is possible that the outcomes of any of these matters could have a material adverse effect on the business. For more information regarding litigation see “Part I, Financial Information, Note 11 to the Consolidated Financial Statements—“Commitments and Contingencies,”—Legal Proceedings—in this report.

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

Notably, our U.S. distribution centers, including our distribution center in Fontana, California, and our corporate headquarters are located in California near major earthquake faults that have experienced earthquakes in the past. In addition to the factors noted above, our existing earthquake insurance relating to our distribution center may be insufficient and does not cover any of our other operations.

If we are unable to maintain the effectiveness of our internal control over financial reporting, we may not be able to accurately report our financial results and our management may not be able to provide its report on the effectiveness of our internal control over financial reporting as required by the Sarbanes-Oxley Act.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 and December 31, 2005. The assessment as of December 31, 2006, concluded that these controls were effective, and the assessment as of December 31, 2005 identified a material weakness in our internal control over financial reporting for our financial statement close process. For more information, see

“Item 9A. Controls and Procedures” in this report on our assessment of our internal control over financial reporting. We received an unqualified opinion from our external auditors on our financial statements for the years ended December 31, 2006 and 2005. Areas of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective at any time in the future, or if our external auditors are unable to express an opinion that our internal control over financial reporting is effective, investors may lose confidence in our reported financial information, which could result in the decrease of the market price of our Class A common stock.

One stockholder controls a majority of our voting power as well as the composition of our board of directors.

Holders of our Class A common stock will not be able to affect the outcome of any stockholder vote. Our Class A common stock entitles its holders to one vote per share, and our Class B common stock entitles its holders to ten votes per share on all matters submitted to a vote of our stockholders. As of December 31, 2006, Lawrence J. Ellison and entities controlled by him beneficially owned approximately 16.7 million shares of our Class B common stock, which represents approximately 53% of the combined voting power of our Class A common stock and Class B common stock. As a result, Mr. Ellison controls all stockholder voting power, including with respect to:

•	the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

•	any determinations with respect to mergers, other business combinations, or changes in control;

•	our acquisition or disposition of assets;

•	our financing activities; and

•	payment of dividends on our capital stock, subject to the limitations imposed by our credit facility.

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

As of December 31, 2006, there were outstanding awards under our equity incentive plans that could result in the issuance of approximately 9.7 million shares of Class A common stock. To the extent we issue shares upon the exercise of any of options, performance-based stock awards or other equity incentive awards issued under our 2002 Equity Incentive Plan, investors in our Class A common stock will experience additional dilution.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The table below identifies a list of material property locations that we currently hold. In addition to these properties, we have leased properties for administration, sales and operations in Arkansas, Canada, England, France, Mexico and China, each of which is less than 10,000 square feet of space, respectively.

Location	Use	Square Feet	Type of Possession	Lease Expiration Date
Fontana, California	Distribution Center	600,000	Lease	2010
Emeryville, California	Headquarters-operations for our three business segments	137,200	Lease	2016
Fontana, California	Distribution Center	126,672	Lease	2006
Ontario, California	Distribution Center	109,000	Lease	2008
Los Gatos, California	Engineering, research and development	19,300	Lease	2007
Beijing, China	Administration and Logistics for China operations	14,531	Lease	2009
Shenzhen, China	Technology Research & Development	13,262	Lease	2009
Hong Kong, China	Asian administration and logistics	12,877	Lease	2007
Austin, Texas	SchoolHouse Segment operations	10,000	Lease	2008

In 2006, we completed consolidation of our office locations, moving our research and development offices from Los Gatos, California to our corporate headquarters in Emeryville, California; and opened an office in Shenzhen, China to expand our research and development activities.

Item 3. Legal Proceedings.

From time to time, LeapFrog is party to various pending claims and lawsuits. We are currently party to the lawsuits described below, and we intend to defend or pursue these suits vigorously.

Tinkers & Chance v. LeapFrog Enterprises, Inc.

In August 2005, a complaint was filed against us in the federal district court for the Eastern District of Texas by Tinkers & Chance, a Texas partnership. The complaint alleges that we have infringed, and induced others to infringe, United States Patent No. 6,739,874 by making, selling and/or offering for sale in the United States and/or importing our LeapPad and Leapster platforms and other unspecified products. Tinkers & Chance seeks unspecified monetary damages, including triple damages based on its allegation of willful and deliberate infringement, attorneys’ fees and injunctive relief. In the spring of 2006, the court granted Tinkers & Chance’s motions to amend the complaint to add claims of infringement of U.S. Patent Nos. 7,006,786; 7,018,213; 7,029,283 and 7,050,754 against our LeapPad, Leapster and L-Max platforms. A claim construction hearing is set for May 10, 2007 and trial is scheduled for November 2007.

LeapFrog Enterprises, Inc. v. Fisher-Price, Inc. and Mattel, Inc.

In October 2003, we filed a complaint in the federal district court for the district of Delaware against Fisher-Price, Inc., alleging that the Fisher-Price PowerTouch learning system violates United States Patent No. 5,813,861. In September 2004, Mattel, Inc. was joined as a defendant. We are seeking damages and injunctive relief. Following a trial in the district court, the court declared a mistrial because the jury was unable to reach a unanimous verdict, and the parties stipulated to have the case decided by the court based on the seven-day trial record. On March 30, 2006, the district court issued an order entering judgment in favor of Fisher-Price, Inc. with respect to patent infringement and invalidated claim 25 of our ‘861 patent. We have appealed this decision. The appeal has been fully briefed and a hearing on the appeal was held in March 7, 2007.

Stockholder Class Actions

In December 2003, April 2005 and June 2005, six purported class action lawsuits were filed in federal district court for the Northern District of California against Leapfrog and certain of our current and former officers and directors alleging violations of the Securities Exchange Act of 1934. These actions have since been consolidated into a single proceeding captioned In Re LeapFrog Enterprises, Inc. Securities Litigation. On January 27, 2006, the lead plaintiffs in this action filed an amended and consolidated complaint. In July 2006, the Court granted our motion to dismiss the amended and consolidated complaint with leave to amend. On September 29, 2006, plaintiffs filed a second amended consolidated class action complaint. This second amended complaint seeks unspecified damages on behalf of persons who acquired our Class A common stock during the period July 24, 2003 through October 18, 2004. Like the predecessor complaint, this complaint alleges that the defendants caused LeapFrog to make false and misleading statements about our business and forecasts about the financial performance, and that certain of our current and former individual officers and directors sold portions of their stock holdings while in the possession of adverse, non-public information. We have filed a motion to dismiss the second amended consolidated complaint, and a hearing on our motion is set for March 16, 2007. Discovery has not commenced, and a trial date has not been set.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our stockholders during the fourth quarter of our 2006 fiscal year.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our Class A common stock is listed on the New York Stock Exchange, or the NYSE, under the symbol “LF.” There is no established public trading market for the Class B common stock. On February 28, 2007, there were approximately 2,147 holders of record of our Class A common stock and nine holders of record of our Class B common stock.

The following table sets forth the high and low sales prices per share of our Class A common stock on the NYSE in each quarter during the last two years. The values stated below are actual high and low sales prices, inclusive of intra-day trading. The 2005 values differ slightly from our prior year filing due to a change in the source of the data.

2006	High	Low
First quarter	$12.72	$10.48
Second quarter	$10.81	$9.35
Third quarter	$10.75	$6.71
Fourth quarter	$9.91	$7.58

2005
First quarter	$13.85	$10.06
Second quarter	$12.10	$9.24
Third quarter	$15.23	$11.13
Fourth quarter	$15.00	$11.37

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. Our current credit facility prohibits the payment of cash dividends on our capital stock. We expect to reinvest any future earnings into the business. Therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Stock Price Performance Graph(1)

The following graph shows the total stockholder return of an investment of $100.00 in cash for (i) LeapFrog’s Class A common stock, (ii) the Standard & Poor’s 500 Index and (iii) the Standard & Poor’s Consumer Discretionary Index, for the period beginning on July 25, 2002 (based on the closing price of LeapFrog’s Class A common stock on the date on which LeapFrog’s Class A common stock began trading on the New York Stock Exchange) through December 31, 2006.

The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

(1)	This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of LeapFrog under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Selected Financial Data

The following selected consolidated financial data for the five years ended December 31, 2006, have been derived from our audited consolidated financial statements. The following information is qualified by reference to, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto.

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$502,255	$649,757	$640,289	$680,012	$531,772
Gross profit	147,034	279,636	259,045	340,144	270,041

Income (loss) from operations	(124,663)	20,953	(13,983)	109,458	71,351

Net income (loss)	$(145,092)	$17,500	$(6,528)	$72,675	$43,444

Net income (loss) per common share:
Basic	$(2.31)	$0.28	$(0.11)	$1.27	$1.09
Diluted	$(2.31)	$0.28	$(0.11)	$1.20	$0.86
Shares used in calculating net income (loss) per share:
Basic	62,818	61,781	59,976	57,246	39,695
Diluted	62,818	62,329	59,976	60,548	50,744

	December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$148,098	$72,072	$88,747	$112,603	$73,327
Restricted cash	—	150	8,418	—	—
Working capital (1)	289,984	410,740	376,610	368,456	224,685
Total assets	450,441	605,829	559,794	552,659	397,682
Long-term obligations—capital lease	4	570	—	—	—
Total stockholders’ equity	$333,962	$466,323	$434,500	$415,146	$268,798

(1)	Current assets less current liabilities

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

LeapFrog creates and markets products which make learning fun with connected, innovative technology that teaches and engages in the world’s largest markets. Our mission is to create educational products, content and services that kids love, parents trust, and teachers value.

To date, we have established our brand and products primarily for children up to age 12 in the U.S. retail market. We use the toy form and price points to make learning fun and cost-effective. As a result, sales in our U.S. Consumer and International segments, our largest business segments, currently are generated in the toy aisles of retailers. We have sold the products of our SchoolHouse (formerly referred to as “Education and Training”) segment predominantly to educational institutions.

We design, develop and market technology-based educational platforms with curriculum interactive software content and stand-alone products and these products are for sale through retailers, distributors and directly to schools. We operate three business segments, which we refer to as U.S. Consumer, International, and

SchoolHouse. For further information regarding our three business segments, see Note 21 to our consolidated financial statements contained in Item 8 of this annual report.

In our U.S. Consumer segment, we market and sell our products directly to national and regional mass-market and specialty retailers as well as to other retail stores through sales representatives and through our online store. Our U.S. Consumer segment is our most developed business, and is subject to significant seasonal influences, with the substantial majority of our sales occurring in the third and fourth quarters. In 2006, this segment represented approximately 70% of our total net sales. Although we are expanding our retail presence by selling our products online as well as to electronics and office supply stores, the vast majority of our U.S. Consumer sales are to a few large retailers. Net sales to Wal-Mart (including Sam’s Club), Toys “R” Us and Target accounted for approximately 70% of our U.S. Consumer segment sales in 2006 compared to 80% in 2005 and 86% in 2004. As a percentage of our consolidated net sales, combined net sales to Wal-Mart (including Sam’s Club), Toys “R” Us and Target accounted for approximately 66%, 64% and 64% of our consolidated net sales in 2006, 2005 and 2004, respectively.

In our International segment, which accounted for 23% of our total net sales for 2006, we sell our products outside the United States directly to retailers and through various distribution arrangements. We have four direct sales offices in the United Kingdom, Canada, France, and Mexico. We also maintain various distribution and strategic arrangements in countries such as Australia, Japan, Germany, Korea and China among others. The International segment represented approximately 23% of our total net sales in 2006.

Our SchoolHouse segment, which accounted for 7% of our total net sales for 2006, currently targets the pre-kindergarten through 5th grade school market in the United States, including sales directly to educational institutions and teacher supply stores, and through catalogs aimed at educators.

Business Update

In July 2006, our board of directors appointed Jeffrey G. Katz, as our President and Chief Executive Officer. Under Mr. Katz’s leadership, we commenced and completed a full strategic review of our business. This review was substantially completed in the Fall of 2006 and when we announced the Company plan to:

•	Regain market leadership in the learn-to-read market.

•	Build our business around key technology platform architectures.

•	Provide web connectivity for all our products including those for ages 6 and above.

•	Strengthen our portfolio of products.

•	Manage the business by creating a metrics-driven culture.

We have begun to implement significant changes based on the findings of our full strategic review. In particular, we are focusing our resources and investments in a few key areas:

•	Reading solutions: We will introduce a set of successor products to our LeapPad line of business;

•	Interactive educational games: Our successful Leapster line will be updated, hardware margins improved, and our marketing will place a greater emphasis on software sales;

•

Across-the-board margin improvement: We are making sourcing improvements, changing the design of key products to reduce product cost, deleting slow-moving or weak margin stock-keeping units (SKUs), and reducing other operating costs that are not tied to product or earnings improvement;

•	Web connectivity: Key products will be web connected to support an improved play-experience and better software sales;

•

Aging up: The FLY Fusion platform, our next generation FLY product will launch in 2007, and will expand LeapFrog’s age segment profile with an improved software library, web connectivity, and sleeker form factor, and enhanced and ease of use;

•	International expansion, including China, where test marketing has begun.

In the third quarter of 2006, we reorganized our Company to create four product groups: Reading Solutions, Interactive Educational Games, FLY and Grade School, and Infant / Toddler / Preschool. The head of each product group is accountable for the profit and loss of their group and directs all product development and marketing for their portfolio of products. We believe this new structure provides greater accountability for our key products and better aligns our resources to collaborate efficiently on our top priorities thereby enabling a faster return to profitability. There was little impact on headcount as a result of this re-organization.

In December 2006, we restructured our SchoolHouse segment to focus the sales and product development resources of this segment on reading curriculum for core grade levels, and to better align it with our consumer strategy. This restructuring led to the termination of 59 full-time employees. As a result, in the fourth quarter of 2006, we recorded a related expense in selling, general and administration expense of approximately $1.1 million.

Summary of Current Results

Our consolidated net sales in 2006 were $502.3 million, a decrease of $147.5 million or 23% compared to 2005, on a reported and on a constant currency basis, which assumes that foreign currency exchange rates were the same in 2006 as 2005. Sales in all segments declined during 2006 primarily as a result of significant reduction in the sales of our LeapPad family of products. We increased our promotional activities to reduce existing FLY Pentop inventories as we plan to replace our FLY Pentop Computer with the FLY Fusion Pentop Computer in 2007. Sales of our screen-based products were down slightly as retailers worked off excess inventories. Retailers’ inventories fell an estimated 40% at the end of 2006 compared to the same period last year, which also negatively impacted our 2006 sales.

Our gross margin decreased by 13.7 percentage points to 29.3% in 2006 compared to 43.0% in 2005. Gross margins declined in all segments of the business as a result of significant charges for allowance for excess and obsolete inventory, particularly in our U.S. Consumer and International segments. In addition, we recorded higher sales discounts and allowances mainly due to promotional efforts to assist retailers reduce their slow-moving inventories.

Our selling, general and administrative expense increased by $5.7 million, or 5%, in 2006 compared to 2005. Selling, general and administrative expense consists primarily of salaries and related employee benefits, legal fees, marketing expenses, systems costs, rent, office equipment, supplies and professional fees. The increase was primarily due to higher stock-based compensation expense associated with the adoption of Statement of Financial Standard No. 123(R), “Share-based Payments,” or SFAS 123(R), effective January 1, 2006, and severance expenses for terminated employees. These expenses are partially offset by lower legal fees resulting from settlement of outstanding litigation and less expense associated with patent enforcement in 2006.

Our research and development expense increased by $2.1 million, or 4%, in 2006 compared to 2005. Research and development expense consists primarily of costs related to content development, product development and product engineering. The increase was primarily due to expenses associated with the consolidation of our engineering facilities into our headquarters at Emeryville, California and additional expense for stock-based compensation upon the adoption of SFAS 123(R).

Our advertising expense increased by $5.4 million, or 8%, in 2006 compared to 2005. Advertising expense consists primarily of television advertising, cooperative advertising, online promotions and in-store displays. Advertising expense as a percentage of sales was 15% in 2006 compared to 11% in 2005. The increase was primarily attributable to our efforts to reduce inventory levels.

Our loss from operations of $124.7 million, compared to income of $21.0 million in 2005, was primarily driven by the decline in our sales, lower gross margin and higher operating expenses in our U.S. Consumer and International segments.

Our provision for income taxes for 2006 was approximately $26.6 million, compared to $6.3 million for 2005. The increase in income tax expense was driven by the recognition of a non-cash charge to establish a valuation allowance against our gross domestic deferred tax assets in accordance with the criteria of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).

Our net loss was $145.1 million for 2006, respectively, compared to net income of $17.5 million for 2005. The change was primarily due to the decline in our sales, lower gross margin and higher income tax expense.

Our cash and cash equivalents combined with short-term investments increased to $148.1 million in 2006 from $72.2 million in 2005. The increase was primarily due to the reduction in our inventories and accounts receivable, partially offset by reduced earnings.

Inventories, net of allowances, were $73.0 million at December 31, 2006 and $169.1 million at December 31, 2005. Inventories decreased by $96.1 million, or 57%, from December 31, 2005 to December 31, 2006. In an effort to reduce inventory levels, we significantly curtailed 2006 inventory purchases, which resulted in lower inventory levels at December 31, 2006. Inventory levels also reflect an increase of $10.0 million in the allowance for excess and obsolete inventory. This increase was primarily due to our expectations related to future sales of existing products as well as products to be discontinued or replaced as a result of our updated strategic direction. We have implemented strategies intended to improve our capability to forecast and control our inventory.

We have made and continue to make substantive changes that we believe will correct recent trends in our business. Specifically, during 2006, we have taken the following actions:

•

We have consolidated some of our business groups and support functions based on the newly created core brands of our products. These changes are consistent with our ongoing strategic plan and goals and we expect clearer accountability and authority over resources to lead to improved performance.

•

We completed the consolidation of our engineering facilities with our corporate headquarters in Emeryville, California during the fourth quarter of 2006. We expect the improved integration of engineering with product and marketing to lead to product and cost improvements.

•

During 2006 and early 2007, we hired new employees that have relevant experience and expertise for our senior management team and skills consistent with our new plan. These include a new VP of Software Engineering, VP of Web Products, EVP of International, VP of Hardware Engineering, EVP of Product, Innovation and Marketing, and SVP of Human Resources. We have also promoted a number of our most successful employees to senior roles.

•

In July 2006, we completed the installation of the second phase of our Oracle 11i ERP system. This system will improve the linkage between sales forecasting and inventory planning, and improve customer service levels for our retail customers, as well as the quality and timeliness of information to facilitate decision-making. The benefits of the ERP installation will not be fully realized until after the 2006 season. This system is also facilitating inventory reduction by our retailers.

•	We completed our SKU “redesign” and rationalization, with total SKU reduction of 18% expected for 2007.

•	We selected strategic suppliers and manufacturers to help us deliver our product strategy and improve costs.

•	We established a China engineering office to allow us to improve product costs and cycle times.

Our outlook for 2007 and 2008 is consistent with our new strategic plan introduced in Fall 2006.

•	We plan to strengthen our position in the reading market by developing new reading solutions products, historically, our most successful product line, which we will begin introducing in 2008.

•	We will leverage the success of our Leapster product by introducing 2008 significant updates to the product and to the Leapster family and expanding our software library.

•

We will “age-up” our portfolio (i.e., increase the percentage of our products aimed at children age 6 and above) by launching products which are aimed at children who are older than our historically successful grade school age segment, such as our new FLY Fusion, Fusion software and Fusion accessories. We anticipate that FLY Fusion will be utilized as well by our SchoolHouse division and by third party partners around the world.

•	We will utilize the web to improve our users’ product experience, and to drive sales, marketing and brand awareness

•

In the third quarter of 2007, we will launch a number of new products, including our new FLY Fusion Pentop Computer, our first web-connected platform, our new ClickStart My First Computer system and a number of products in our infant / Toddler / preschool category.

While we expect these and other changes to improve trends in our performance, we do not expect them to contribute substantially until after 2007, due to the lead time associated with our product development, sourcing and distribution aspects our business and also due to the year end seasonality that drives substantially all of our sales volume. Accordingly, we expect a modest sales decline in 2007, improved gross margins from 2006 due to 2006 inventory reduction efforts and improved product mix and a decline in operating expenses from 2006, consistent with the decline in sales. Overall, we expect a loss in 2007, which we expect to be significantly less than the loss for 2006.

For information on our operating plan that could affect our business, see “Item 1A.—Risk Factors—Our operating plan may not correct recent trends in our business.”

Critical Accounting Policies, Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and reported disclosures. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowances for accounts receivable, inventory valuation, the valuation of deferred tax assets and tax liabilities, intangible assets and stock-based compensation. We base our estimates on historical experience and on complex and subjective judgments often resulting from determining estimates about the impact of events and conditions that are inherently uncertain. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

We recognize revenue when products are shipped and title passes to the customer provided that there are no significant post-delivery obligations to the customer and collection is reasonably assured. Net sales represent gross sales less negotiated price allowances based primarily on volume purchasing levels, estimated returns, allowances for defective products, markdowns and other sales allowances for customer promotions. A small portion of our revenue related to training and subscriptions is deferred and recognized as revenue over a period of one to 18 months. We deferred less than 1% of net sales in 2006, 2005 and 2004.

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

We provide estimated allowances for product returns, chargebacks, promotions and defectives on product sales in the same period that we record the related revenue. We estimate our allowances by utilizing historical information for existing products. For new products, we estimate our allowances for product returns on specific terms for product returns and our experience with similar products. We continually assess our historical experience and adjust our allowances as appropriate, and consider other known factors. If actual product returns, chargebacks, promotions and defective products are greater than our estimates, additional allowances may be required. Historically, our estimated allowances for accounts receivable, returns, chargebacks, promotions and defectives have been adequate to cover actual charges.

We disclose our allowances for doubtful accounts on the face of the balance sheet. Our other receivable allowances include allowances for product returns, chargebacks, defective products and promotional markdowns. These other allowances totaled $41.5 million and $44.4 million at December 31, 2006 and 2005, respectively. The decrease in other receivable allowances was primarily due lower sales volume, improved shipping operations and faster collection of outstanding amounts. These allowances are recorded as reductions of gross accounts receivable.

Inventory Valuation

Inventories, net are stated at the lower of cost, on a first-in, first-out basis, or market value. Our estimate of an allowance for slow-moving, excess and obsolete inventories is based on our management’s review of on-hand inventories compared to their estimated future usage, demand for our products, anticipated product selling prices and products planned for discontinuation. If actual future usage, demand for our products and anticipated product selling prices are less favorable than those projected by our management, additional inventory write-downs may be required. Management monitors these estimates on a quarterly basis. When considered necessary, management makes additional adjustments to reduce inventory to its net realizable value, with corresponding increases to cost of goods sold. Allowances for excess and obsolete inventory were $34.1 million and $24.2 million in 2006 and 2005, respectively, and are recorded as a reduction of gross inventories. The increase in allowances for excess and obsolescence reflects higher reserves for the LeapPad family of products, given their continuing sales declines and planned replacement in 2008, as well as higher reserves for the FLY Pentop Computer. The FLY Fusion Computer, the next generation of FLY, will be introduced in Fall 2007.

Intangible Assets

Intangible assets include the excess purchase price over the cost of net assets acquired, or goodwill. Goodwill arose from our September 23, 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, and our acquisition of substantially all the assets of Explore Technologies on July 22, 1998. Our intangible assets had a net balance of $25.9 million and $27.6 million at December 31, 2006 and 2005, respectively and are allocated to our U.S. Consumer segment pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and other intangibles with indefinite lives are tested for impairment at least annually. At December 31, 2006 and 2005, we had $19.5 million of goodwill and other intangible assets with indefinite lives. We tested our goodwill and other intangible assets with indefinite lives for impairment during the fourth quarter by comparing their carrying values to their estimated fair values. As a result of this assessment, we determined that no adjustments were necessary to the stated values.

Intangible assets with other than indefinite lives include patents, trademarks and licenses, one of which is a ten-year technology license agreement entered into in January 2005 to jointly develop and customize our optical scanning technology. The determination of related useful lives and whether the intangible assets are impaired involves significant judgment. Changes in strategy or market conditions could significantly impact these judgments and require that adjustments be recorded to asset balances. We review intangible assets, as well as other long-lived assets, for impairment at least annually or whenever events or circumstances indicate that the carrying value may not be fully recoverable.

Stock-Based Compensation

At December 31, 2006, we had stock-based compensation plans for employees and nonemployee directors which authorized the granting of various stock-based incentives including restricted stock, restricted stock units and stock options. The vesting periods for restricted stock and restricted stock units are generally three and four years, respectively. We also grant stock options to certain of our employees for a fixed number of shares with an exercise price generally equal to the fair value of the shares on the date of grant. These options generally vest over a four-year period.

Prior to January 1, 2006, we accounted for the stock-based compensation plans under the measurement and recognition provisions of APB Opinion No.25, “Accounting for Stock Issued to Employees,” and related Interpretations, permitted under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As a result, stock-based compensation was included as a pro forma disclosure in the Notes to the financial statements.

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

Restricted stock awards and restricted stock units are payable in shares of our Class A common stock. The fair value of each restricted stock or unit is equal to the closing market price of our stock on the trading day immediately prior to the date of grant. The grant date fair value is recognized in income over the vesting period of these stock-based awards. The cost of our performance-based stock awards is expensed based on achieving pre-established financial measures, including certain stock price milestones. We did not achieve the related financial goals in 2004, 2005, and 2006, resulting in cancellation of the associated share grants. Stock-based compensation arrangements to non-employees are accounted for using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms.

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

During 2006, we recorded a non-cash valuation allowance of $60.4 million against its gross deferred tax assets of $60.4 million, of which $24.9 million relates to pre-2006 deferred tax assets. The amount represents 100% of the domestic deferred tax assets. The valuation allowance is calculated in accordance with the provisions of SFAS 109, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Our domestic net operating losses for the most recent four-year period, the expectation of additional net operating losses in 2007 and changes in our business strategy increased the uncertainty about whether the level of future profitability needed to record the deferred assets will be achieved and represented sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Should we determine that we would be able to realize all or part of our deferred tax assets in the future, an adjustment to the valuation allowance would be recorded in the period such determination was made. The majority of our domestic deferred tax assets generally have 0—20 years until expiry or indefinite lives.

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

Results of Operations

The following table sets forth selected information concerning our results of operations as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	70.7	57.0	59.5

Gross profit	29.3	43.0	40.5
Operating expenses:
Selling, general and administrative	26.3	19.4	18.9
Research and development	10.8	8.1	9.5
Advertising	15.0	10.8	13.0
Depreciation and amortization	2.0	1.6	1.2

Total operating expenses	54.1	39.9	42.6

Income (loss) from operations	(24.8)	3.1	(2.1)
Net interest income and other income (expense), net	1.2	0.4	0.2

Income (loss) before provision (benefit) for income taxes	(23.6)	3.5	(1.9)
Provision (benefit) for income taxes	5.3	1.0	(0.9)

Net income (loss)	(28.9)%	2.5%	(1.0)%

Twelve Months Ended December 31, 2006 Compared To Twelve Months Ended December 31, 2005

Net Sales

Net sales decreased by $147.5 million, or 23%, from $649.8 million in 2005 to $502.3 million in 2006, on a reported and on a constant currency basis, which assumes that foreign currency exchange rates were the same in 2006 as 2005.

Net sales for each segment and its percentage of total Company net sales were as follows:

	Year Ended December 31,
	2006		2005		Change
Segment	$(1)	% of Total Company Sales	$(1)	% of Total Company Sales	$(1)%
U.S. Consumer	$350.7	70%	$478.3	74%	$(127.6)	(27)%
International	114.6	23%	131.2	20%	(16.6)	(13)%
SchoolHouse	37.0	7%	40.3	6%	(3.3)	(8)%

Total Company	$502.3	100%	$649.8	100%	$(147.5)	(23)%

(1)	In Millions

U.S. Consumer. Our U.S. Consumer segment’s net sales decreased by $127.6 million, or 27%, from $478.3 million in 2005 to $350.7 million in 2006. In our U.S. Consumer segment, net sales of platform, software and stand-alone products in dollars and as a percentage of the segment’s total net sales were as follows:

	Net Sales				% of Total
	Year Ended December 31,		Change		Year Ended December 31,
	2006(1)	2005(1)	$(1)%		2006	2005
Platform	$123.8	$196.2	$(72.4)	(37)%	35%	41%
Software	105.1	145.7	(40.6)	(28)%	30%	30%
Stand-alone	121.8	136.4	(14.6)	(11)%	35%	29%

Net Sales	$350.7	$478.3	$(127.6)	(27)%	100%	100%

(1)	In millions

The net sales decrease in this segment was primarily the result of the following factors:

•	63% decline in sales volume of our LeapPad family of products, which is technologically past its prime.

•

Discounts and allowances mainly due to our promotional efforts to reduce retailers’ slow-moving inventories, increased by $5.0 million in 2006. Specifically, we reported 68% lower sales for our FLY Pentop Computer business compared to 2005, reflecting promotional and other activities to reduce existing FLY Pentop inventories in its last selling season. We plan to replace the FLY Pentop Computer with the FLY Fusion Pentop Computer in 2007.

These factors were partially offset by direct sales at our on-line store of approximately $8.0 million compared to $3.1 million in 2005. We plan to continue building our web products business. We expect to continue to improve our online sales principally by improving our sales efforts and methodologies at the web stores of our major retail customers and at the all-online e-tailers, and also at our own online web store.

International. Our International segment’s net sales decreased by $16.6 million, or 13%, from $131.2 million in 2005 to $114.6 million in 2006. On a constant currency basis, net sales decreased 14% from 2005 to 2006.

The net sales decrease in our International segment was primarily due to a significant reduction in our United Kingdom market, which represents approximately 28% of our International net sales. Factors driving this decline were:

•

Sales decline from $57.1 million in 2005 to $38.1 million in 2006 in the United Kingdom, which were driven primarily by the significant decline in sales of our LeapPad family of products. Approximately $5.0 million of the sales decline was due to discounts and other allowances to provide consumers with the incentive to purchase these products and reduce retailers’ inventories.

•	In other countries, we also incurred an additional $5.0 million sales allowances to reduce our inventories and those of our retailer customers.

These factors were partially offset by higher sales in Canada, Spain, Mexico and smaller markets in Asia and Europe in 2006 compared to 2005. Unlike the mature U.K. market, which is seeing declining LeapPad sales, many of these markets are relatively new and have strong LeapPad sales. Some of these countries’ sales were also aided by the introduction of Spanish and French versions of Leapster in 2006.

SchoolHouse. Our SchoolHouse segment’s net sales decreased by $3.4 million, or 8% from $40.3 million in 2005 to $37.0 million in 2006. We expect the decline to continue into 2007. On December 2006, we announced that we had decided to implement changes in our SchoolHouse segment to return it to positive earnings contribution, and more closely align it with our consumer strategy.

Gross Profit and Gross Margin

The gross profit for each segment and the related gross profit percentage of segment net sales, or gross margin, were as follows:

	Year Ended December 31,
	2006		2005		Change
Segment	$(1)	% of Segment’s Net Sales	$(1)	% of Segment’s Net Sales	$(1)%
U.S. Consumer	$96.7	27.6%	$193.8	40.5%	$(97.1)	(50)%
International	30.1	26.2%	59.5	45.4%	(29.4)	(49)%
SchoolHouse	20.2	54.9%	26.3	65.3%	(6.1)	(23)%

Total Company	$147.0	29.3%	$279.6	43.0%	$(132.6)	(47)%

(1)	In Millions

U.S. Consumer. Our gross margin for the year ended December 31, 2006 decreased by 13.2 percentage points compared to the same period in 2005. The decline was primarily due to the following factors:

•

Higher allowances for excess and obsolete inventory, which increased by $10.5 million to 20.8 million in 2006. The higher charges resulted from product sales declines combined with our new product development strategies formalized in the third quarter of 2006. This increase unfavorably impacted gross margin by approximately 3.0 percentage points.

•

Closeout and promotional arrangements caused by weaker demand for our LeapPad family of products and our planned replacement of FLY Pentop Computer in 2007 with the FLY Fusion Pentop Computer. This increase negatively impacted gross margin by approximately 5.7 percentage points.

•

Cancellation charges on purchase orders for inventory that we cancelled, which increased by $5.9 million from $0.8 million in 2005. This increase impacted gross margin by approximately 1.7 percentage points.

International. Our gross margin for the year ended December 31, 2006 decreased by 19.2 percentage points compared to the same period in 2005. The decline was primarily due to the following factors:

•

Increased charges for inventory allowances by $6.5 million in 2006 compared to 2005. The increased charges resulted from our product sales decline and our updated strategic direction. This increase unfavorably impacted gross margin by approximately 5.7 percentage points.

•	Promotions and discounts to assist retailers reduce their inventory, which impacted gross margin by approximately 5.5 percentage points.

•	Operational costs associated with our new Canadian warehouse, which reduced gross margin by approximately 1.8 percentage points.

SchoolHouse. Our gross margin for the year ended December 31, 2006 decreased by 10.4 percentage points compared to 2005. The decrease is primarily due to higher charges for allowance for excess and obsolete inventory, which increased by approximately $3.5 million in 2006 compared to 2005. This increase unfavorably impacted gross margin by 9.5 percentage points.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of salaries and related employee benefits, legal fees, marketing expenses, systems costs, rent, office equipment, supplies and professional fees. We record all of our indirect expenses in our U.S. Consumer segment and do not allocate these expenses to our International and SchoolHouse segments.

The selling, general and administrative expense in dollars for each segment and the related percentage of our total net sales were as follows:

	Year Ended December 31,
	2006		2005		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$91.9	26.2%	$90.0	18.8%	$1.9	2%
International	18.8	16.4%	14.7	11.2%	4.1	28%
SchoolHouse	21.2	57.4%	21.5	53.4%	(0.3)	(1)%

Total Company	$131.9	26.3%	$126.2	19.4%	$5.7	5%

(1)	In Millions

The overall $5.7 million increase in selling, general and administrative expense during the year ended December 31, 2006 was primarily due to the following factors:

•

Higher compensation expense related to stock-based compensation costs. The increase over 2005 was approximately $4.6 million and is due to the adoption of SFAS 123(R), effective January 1, 2006, requiring expense recognition of stock options granted to employees as well as higher compensation expense for performance shares, restricted stock units and restricted stock awards.

•

Higher salary expense, which increased by $3.7 million, related to severance costs primarily associated with the resignation of former corporate officers and reduction in our SchoolHouse segment’s workforce.

•

Bonus expense, which increased by approximately $1.7 million, associated with the 2006 bonus plan that rewards individual employee performance as well as our Company performance. In 2005, the bonus plan paid out was based solely on our Company business performance goals, whereas in 2006 employees were able to achieve a portion of the bonus opportunity based on achievement of individual goals that support our Company strategic objectives.

These factors were partially offset by a decrease of approximately $7.4 million for legal expense in 2006 compared to 2005 due to:

•	Lower legal costs resulting from the settlement of outstanding litigation.

•	Less patent enforcement fees in 2006 compared to 2005.

Research and Development Expense

Research and development expense consists primarily of costs associated with content development, product development and product engineering. We record all of our indirect expenses in our U.S. Consumer segment and do not allocate these expenses to our International and SchoolHouse segments.

The research and development expense in dollars for each segment and the related percentage of our total net sales were as follows:

	Year Ended December 31,
	2006		2005		Change
Segment	$(1)	% of Segment’s Net Sales	$(1)	% of Segment’s Net Sales	$(1)%
U.S. Consumer	$48.7	13.9%	$46.2	9.7%	$2.5	5%
International	2.5	2.2%	2.7	2.0%	(0.2)	(7)%
SchoolHouse	3.3	8.8%	3.4	8.5%	(0.1)	(3)%

Total Company	$54.5	10.9%	$52.3	8.0%	$2.2	4%

(1)	In Millions

We classify research and development expense into two categories, product development and content development. Product development expense reflects the costs related to the conceptual design, engineering and testing stages of our platforms and stand-alone products. Content development expense reflects the costs related to the conceptual, design and testing stages of our software and books. These expenses were as follows:

	Year Ended December 31,
	2006		2005		Change
Segment	$(1)	% of Total Company Net sales	$(1)	% of Total Company Net sales	$(1)%
Product development	$24.4	4.9%	$26.1	4.0%	$(1.7)	(7)%
Content development	30.1	6.0%	26.2	4.0%	3.9	15%

Research & Development	$54.5	10.9%	$52.3	8.0%	$2.2	4%

(1)	In Millions

Research and development expense increased by $2.1 million for the year ended December 31, 2006 compared to 2005. In 2006, we decided to consolidate our office locations, moving our research and development offices from Los Gatos, California to our corporate headquarters in Emeryville, California, to better align our research and development, product and marketing activities. In addition, to the costs associated with this relocation, research and development expense also reflected compensation costs, which increased by approximately $1.4 million primarily related to stock-based compensation expense under SFAS 123(R). These factors were partially offset by capitalization of allowable content development costs.

Advertising Expense

The advertising expense in dollars for each segment and the related percentage of our total net sales was as follows:

	Year Ended December 31,
	2006		2005		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$57.1	16.3%	$52.5	11.0%	$4.6	9%
International	17.6	15.4%	17.0	13.0%	0.6	4%
SchoolHouse	0.7	1.9%	0.5	1.1%	0.2	40%

Total Company	$75.4	15.0%	$70.0	10.8%	$5.4	8%

(1)	In Millions

Our advertising expense for the year ended December 31, 2006 was $75.4 million compared to $70.0 million in 2005. We increased our advertising expenditure to support our efforts to reduce retailer and LeapFrog inventory levels.

Depreciation and Amortization Expenses (excluding depreciation of tooling and amortization of content development costs, which are included in cost of sales)

Depreciation and amortization expenses decreased year-over-year by $0.3 million, or 3.0%, from $10.1 million in 2005, to $9.8 million in 2006. As a percentage of net sales, depreciation and amortization expense increased from 1.6% in 2005 to 2.0% in 2006. The decrease in depreciation and amortization expense was primarily due to lower amortization expense for intangible assets some of which were fully amortized during the year.

Income (Loss) From Operations

Income (loss) from operations in dollars and the related percentage of segment net sales were as follows:

	Year Ended December 31,
	2006		2005		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$(110.4)	(31.5)%	$(4.9)	(1.0)%	$(105.5)	(2153)%
International	(9.3)	(8.1)%	24.9	19.0%	(34.2)	(137)%
SchoolHouse	(5.0)	(13.5)%	0.9	2.3%	(5.9)	(654)%

Total Company	$(124.7)	(24.8)%	$20.9	3.2%	$(145.6)	(697)%

(1)	In Millions

We record indirect expenses in our U.S. Consumer segment and do not allocate these expenses to our International and SchoolHouse segments.

Other

Net Interest Income and Other Income (Expense), Net. Net interest income increased by $3.8 million from $3.4 million in 2005 to $7.2 million in 2006. This increase was due to higher market interest rates and from increasing the percentage of investments in higher-rate taxable interest securities in 2006, compared to tax-exempt securities in 2005.

Tax Rate. Our effective tax rate for the year ended December 31, 2006 was (22.5) % as compared to 26.5% in 2005. The negative tax rate for 2006 is currently affected by a $60.4 million non-cash valuation allowance recorded against our domestic deferred tax assets, of which $24.9 million relates to pre-2006 deferred tax assets and earnings being lower or losses being higher than anticipated in countries, where we have tax rates that are lower than the U.S. statutory rate. See “Critical Accounting Policies, Judgments and Estimates” for further details on the increase in the valuation allowance.

Net Income (Loss)

Our net loss for the year ended December 31, 2006 was $145.1 million as compared to a net income of $17.5 million in 2005 as a result of the factors described above.

Twelve Months Ended December 31, 2005 Compared To Twelve Months Ended December 31, 2004

Net Sales

Net sales increased by $9.5 million, or 1.5%, from $640.3 million in 2004 to $649.8 million in 2005. On a constant currency basis, which assumes that foreign currency exchange rates were the same in 2005 as 2004, total Company net sales increased 1.5% from 2004 to 2005.

Net sales for each segment and its percentage of total Company net sales were as follows:

	Year Ended December 31,
	2005		2004		Change
Segment	$(1)	% of Total Company Net Sales	$(1)	% of Total Company Net Sales	$(1)%
U.S. Consumer	$478.3	74%	$431.9	67%	$46.4	11%
International	131.2	20%	153.2	24%	(22.0)	(14)%
SchoolHouse	40.3	6%	55.2	9%	(14.9)	(27)%

Total Company	$649.8	100%	$640.3	100%	$9.5	1.5%

(1)	In millions.

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

SchoolHouse. Our SchoolHouse segment’s net sales decreased by $14.9 million, or 27.0% from $55.2 million in 2004 to $40.3 million in 2005. Our SchoolHouse segment’s net sales decline was primarily a result of the following factors:

•	Transition in management and attrition of key sales personnel due to an investigation related to a transaction in a large school district.

•	Lengthened sales cycle as we pursue orders involving larger installations, which require additional district and some state level approvals.

•	Release of federal funds to districts later in 2005 compared to 2004 in several key states.

By the end of 2005, we completed installation of a new leadership team, including a new SchoolHouse segment president, vice president of marketing and vice president of sales. In addition we replaced approximately 40% of our direct sales force.

Gross Profit

The gross profit in dollars for each segment and the related gross profit percentage of segment net sales were as follows:

	Year Ended December 31,
	2005		2004		Change
Segment	$(1)	% of Segment’s Net Sales	$(1)	% of Segment’s Net Sales	$(1)%
U.S. Consumer	$193.8	40.5%	$158.4	36.7%	$35.4	22%
International	59.5	45.3%	65.6	42.8%	(6.1)	(9)%
SchoolHouse	26.3	65.3%	35.1	63.5%	(8.7)	(25)%

Total Company	$279.6	43.0%	$259.1	40.5%	$20.6	8%

(1)	In millions.

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

International. The 2.7 percentage point increase in our International segment’s gross profit percentage year-over-year was primarily due to favorable product mix and lower freight, warehouse and royalty expenses.

SchoolHouse. The 1.2 percentage point increase in our SchoolHouse segment’s gross profit percentage year-over-year was primarily due to favorable product mix and lower freight, warehouse and amortization of content and video expenses.

Selling, General and Administrative Expense

The selling, general and administrative expense in dollars for each segment and the related percentage of our total net sales were as follows:

	Year Ended December 31,
	2005		2004		Change
Segment	$(1)	% of Total Segment’s Net Sales	$(1)	% of Total Segment’s Net Sales	$(1)%
U.S. Consumer	$90.0	18.8%	$82.9	19.2%	$7.1	9%
International	14.7	11.2%	17.1	11.2%	(2.4)	(14)%
SchoolHouse	21.5	53.4%	20.8	37.6%	0.7	3%

Total Company	$126.2	19.4%	$120.8	18.9%	$5.4	5%

(1)	In millions.

We record all indirect expenses in our U.S. Consumer segment and do not allocate these expenses to our International and SchoolHouse segments.

The $5.4 million increase year-over-year in selling, general and administrative expense was primarily due to the following factors affecting our U.S. Consumer segment:

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

Research and Development Expense

The research and development expense in dollars for each segment and the related percentage of our total net sales were as follows:

	Year Ended December 31,
	2005		2004		Change
Segment	$(1)	% of Total Segment’s Net Sales	$(1)	% of Total Segment’s Net Sales	$(1)%
U.S. Consumer	$46.3	9.7%	$54.3	12.6%	$(8.0)	(15)%
International	2.7	2.0%	3.7	2.4%	(1.0)	27%
SchoolHouse	3.4	8.5%	3.0	5.4%	0.4	13%

Total Company	$52.4	8.1%	$61.0	9.5%	$(8.6)	(14)%

(1)	In millions.

We classify research and development expense into two categories, product development and content development. Product development expense reflects the costs related to the conceptual design, engineering and testing stages of our platforms and stand-alone products. Content development expense reflects the costs related to the conceptual, design and testing stages of our software and books. These expenses were as follows:

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

Advertising Expense

The advertising expenses in dollars for each segment and the related percentage of our total net sales were as follows:

	Year Ended December 31,
	2005		2004		Change
Segment	$ (1)	% of Total Segment’s Net Sales	$ (1)	% of Total Segment’s Net Sales	$ (1)%
U.S. Consumer	$52.5	11.0%	$63.2	14.6%	$(10.7)	(17)%
International	17.0	13.0%	19.6	12.8%	(2.6)	(13)%
SchoolHouse	0.5	1.1%	0.4	0.7%	0.1	25%

Total Company	$70.0	10.8%	$83.2	13.0%	$(13.2)	(16)%

(1)	In millions.

The $13.2 million decrease in year-over-year advertising expense was primarily related to:

•	Cost containment efforts.

•	Reduced spending in our U.S. Consumer segment on in-store display units and merchandising, and the elimination of our mail-order catalog costs.

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

Income (Loss) From Operations

Income (loss) from operations in dollars and the related percentage of segment net sales were as follows:

	Year Ended December 31,
	2005		2004		Change
Segment	$(1)	% of Segment’s Net Sales	$(1)	% of Segment’s Net Sales	$(1)%
U.S. Consumer	$(4.9)	(1.0)%	$(49.8)	(11.5)%	$44.9	90%
International	24.9	19.0%	24.9	16.3%	0.0	0%
SchoolHouse	0.9	2.3%	10.9	19.8%	(10.0)	(92)%

Total Company	$20.9	3.2%	$(14.0)	(2.2)%	$34.9	249%

(1)	In millions.

We record indirect expenses in our U.S. Consumer segment and do not allocate these expenses to our International and SchoolHouse segments.

U.S. Consumer. The lower year-over-year loss from operations in our U.S. Consumer segment was primarily due to higher sales and stronger gross margins, as well as lower operating expenses.

International. The year-over-year operating income increase in our International segment was primarily due to lower operating expenses, partially offset by reduced sales.

SchoolHouse. The year-over-year operating income decrease in our SchoolHouse segment was due to lower sales and higher operating expenses, primarily due to increased headcount in 2005 compared to 2004.

Other

Net Interest Income and Other Income (Expense), Net. Net interest income increased by $1.7 million from $1.7 million in 2004 to $3.4 million in 2005. This increase was due to higher interest rates in 2005 on invested balances.

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

Seasonality and Quarterly Results of Operations

LeapFrog’s business is highly seasonal, with our retail customers making a large percentage of all purchases in preparation for the traditional holiday season. Our business, being subject to these significant seasonal fluctuations, generally realizes the majority of our net sales and all of our net income during the third and fourth calendar quarters. These seasonal purchasing patterns and production lead times cause risk to our business associated with the under- production of popular items and over-production of items that do not match consumer demand. In addition we have seen our customers managing their inventories more stringently, requiring us to ship products closer to the time they expect to sell to consumers, increasing our risk to meet the demand for specific products at peak demand times, or adversely impacting our own inventory levels by the need to pre-build products to meet the demand.

For more information, see “Item 1A—Risk Factors—Our business is seasonal, and therefore our annual operating results depend, in large part, on sales relating to the brief holiday season” and “—If we do not maintain sufficient inventory levels or if we are unable to deliver our product to our customers in sufficient quantities, or if our or our retailers’ inventory levels are too high, our operating results will be adversely affected.”

The following table sets forth unaudited quarterly statements of operations information for 2006 and 2005. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown. Given the low sales volumes in the first half of the calendar year, and the relatively fixed nature of our operating expenses, historically we have been profitable in our third and fourth quarters and unprofitable in our first and second quarters. We expect that we will continue to incur losses during the first and second quarters of each year for the foreseeable future. In addition, we were unprofitable in the fourth quarter of 2005, due to higher sales allowances, higher operating expenses and higher expense for excess and obsolete inventory. We were also unprofitable in the third and fourth quarter of 2006, due to higher inventory reserves in both quarters and a non-cash valuation allowance against our deferred tax assets in the third quarter. Relatively low sales in the third and fourth quarter of 2006 also prevented us from being able to absorb our relatively fixed operating expenses in these quarters. Because of the seasonality of our business and other factors, results for any interim period are not necessarily indicative of the results that may be achieved for the full fiscal year.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(In thousands, except per share data)
2006
Net sales	$66,548	$68,118	$184,718	$182,871	$502,255
Cost of sales	41,759	51,000	135,529	126,933	355,221

Gross profit	24,789	17,118	49,189	55,938	147,034
Operating expenses:
Selling, general and administrative	32,851	27,989	30,150	40,938	131,928
Research and development	12,440	12,871	14,513	14,651	54,475
Advertising	6,158	8,445	16,994	43,844	75,441
Depreciation and amortization	2,529	2,418	2,195	2,711	9,853

Total operating expenses	53,978	51,723	63,852	102,144	271,697

Income (loss) from operations	(29,189)	(34,605)	(14,663)	(46,206)	(124,663)
Other items	1,740	924	2,394	1,124	6,182

Income (loss) before provision (benefit) for income taxes	(27,449)	(33,681)	(12,269)	(45,082)	(118,481)
Provision (benefit) for income taxes	(3,853)	(7,935)	37,472	927	26,611

Net loss	$(23,596)	$(25,746)	$(49,741)	$(46,009)	$(145,092)

Net loss per common share:
Basic	$(0.38)	$(0.41)	$(0.79)	$(0.73)	$(2.31)
Diluted	$(0.38)	$(0.41)	$(0.79)	$(0.73)	$(2.31)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(In thousands, except per share data)
2005
Net sales	$71,859	$87,066	$242,820	$248,012	$649,757
Cost of sales	44,087	49,274	134,108	142,652	370,121

Gross profit	27,772	37,792	108,712	105,360	279,636
Operating expenses:
Selling, general and administrative	33,209	29,013	32,739	31,226	126,187
Research and development	14,739	14,580	13,958	9,063	52,340
Advertising	6,493	6,949	13,045	43,527	70,014
Depreciation and amortization	2,430	2,361	2,385	2,966	10,142

Total operating expenses	56,871	52,903	62,127	86,782	258,683

Income (loss) from operations	(29,099)	(15,111)	46,585	18,578	20,953
Other items	904	1,238	692	10	2,844

Income (loss) before provision (benefit) for income taxes	(28,195)	(13,873)	47,277	18,588	23,797
Provision (benefit) for income taxes	(8,316)	(4,092)	14,492	4,213	6,297

Net income (loss)	$(19,879)	$(9,781)	$32,785	$14,375	$17,500

Net income (loss) per common share:
Basic	$(0.32)	$(0.16)	$0.53	$0.23	$0.28
Diluted	$(0.32)	$(0.16)	$0.52	$0.23	$0.28

During the first quarter, our net loss increased from $19.8 million in 2005 to $23.6 million in 2006. The higher net loss was primarily attributed to a reduction of $3.0 million in gross profit. Gross profit declined was primarily due to higher sales allowances, unfavorable product mix and the impact of fixed warehouse costs on a lower sales base.

During the second quarter, our net loss increased from $9.8 million in 2005 to $25.6 million in 2006. The higher loss was due to a reduction of gross profit of $20.7 million. Gross margin was unfavorably impacted by higher sales discounts and allowances and higher sales of closeout products. In addition, gross margin in the second quarter of 2005 benefited from the reduction of allowance for defective products, while allowances for defective products increased slightly in the second quarter of 2006. In addition, sales declined in all three of our segments. The decline was primarily due to continuing sales volume decline in LeapPad family of products.

During the third quarter of 2006, our net loss increased by $82.5 million compared to the same period of 2005. Our gross profit had a reduction of $59.1 million in 2006 compared to 2005, due to lower sales and higher discounts and allowances. In addition, as a result of the sales decline, combined with changing priorities related to our updated strategic direction in 2006, we recorded $21.5 million of reserves for excess and obsolete inventories in the third quarter. We also we recorded a $43.2 million non-cash charge to establish a valuation allowance against our gross domestic deferred tax assets in accordance with the criteria of Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”), resulting to higher income tax expense.

During the fourth quarter, our net loss increased by $60.3 million from income of $14.3 in the fourth quarter of 2005. Net sales declined approximately 27% on a consolidated basis reflecting lower LeapPad sales, and lower sales of FLY in its last selling seasons, as well as the impact of retailers working off excess retailer inventories. Gross margin decreased to 30% from 43% in 2005, mostly due to sales discounts and allowances to clear our and retailer inventories. We also recorded a $3.1 million charge on purchase orders for inventory that we cancelled. In addition, during the fourth quarter of 2006, we recorded charges for employee termination costs in selling, general and administrative expense of $3.7 million.

Liquidity and Capital Resources

LeapFrog’s primary sources of liquidity in 2006 and 2005 have been:

•	Net cash flows provided by operating activities in 2006.

•	Proceeds from the exercise of employee stock options and the employee stock purchase plan in 2006 and 2005.

Cash and related balances are:

	December 31,
	2006(1)	2005(1)	Change(1)
Cash and cash equivalents	$67.3	$48.4	$18.9
Short-term investments	80.8	23.7	57.1

Total	$148.1	$72.1	$76.0

% of total assets	33%	12%

Restricted Cash
Short-term	$—	$0.2	$(0.2)

(1)	In millions

Financial Condition

We believe our current cash and short-term investments, anticipated cash flow from operations, and future seasonal borrowings, if any, will be sufficient to meet our working capital and capital requirements through at least the end of 2007.

Cash and cash equivalents increased $18.9 million in 2006 to $67.3 million from $48.4 million in 2005. Together with short-term investments, the increase was $76.0 million. The increase was primarily due to the reduction in inventory and accounts receivable, partially offset by reduced earnings. At December 31, 2006, we had no restricted cash compared to $0.2 of restricted cash at December 31, 2005, which was used to collateralize a single standby letter of credit to an insurance provider. The standby letter of credit guarantees expected claims under our commercial and general liability protection policy.

The change in cash and cash equivalents is as follows:

	December 31,
	2006(1)	2005(1)	Change(1)
Net cash (used in) provided by operating activities	$90.4	$(24.7)	$115.1
Net cash used in investing activities	(77.3)	—	(77.3)
Net cash provided by (used in) financing activities	4.0	10.3	(6.3)
Effect of exchange rate changes on cash	1.8	2.3	(0.5)

Increase (decrease) in cash and cash equivalents	$18.9	$(12.1)	$31.0

(1)	In millions

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

	Cash Flow From Operating Activities
	2006(1)	2005(1)	2004(1)
1st Quarter	$133.1	$90.6	$108.3
2nd Quarter	(21.2)	65.3	(31.8)
3rd Quarter	(40.1)	(20.6)	(48.5)
4th Quarter	18.5	(110.6)	(27.9)

Total	$90.3	$24.7	$0.1

(1)	In millions

In November 2005, we entered into a $75 million asset-based revolving credit facility with Bank of America. Availability under this agreement was $74.95 million as of December 31, 2006. The borrowing availability varies according to the levels of our accounts receivable, cash and investment securities deposited in secured accounts with the administrative agent or other lenders. Subject to the level of this borrowing base, we may make and repay borrowings from time to time until the maturity of the facility. The interest rate for our revolving credit facility will vary based on utilization. The revolving credit facility contains a fixed charge coverage ratio, which is measured only if certain availability thresholds are not met. We are required to maintain a ratio of at least 1.0 to 1.0 when the covenant is required to be tested. We have not been required to test this covenant. The maturity date of the facility is November 8, 2010, at which time all borrowings under the facility must be repaid. We may make voluntary prepayments of borrowings at any time. We must pay an early termination fee of 0.5% if the facility is terminated prior to November 8, 2007.

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

We estimate that our capital expenditures for 2007 will be similar to prior years. In 2006 and 2005, capital expenditures were $20.1 million and $16.7 million, respectively. The capital expenditures will be primarily for new products and purchases related to the upgrading of our information technology capabilities.

Operating activities

Net cash provided by operating activities was $90.4 million in 2006. In 2005, net cash used in operating activities was $24.7 million and $0.1 million was provided by operating activities in 2004. The $115.1 million increase in net cash provided by operating activities from 2005 to 2006 was primarily due to reduced inventory levels and improved accounts receivable collection.

Working Capital—Major Components

Accounts receivable

Gross accounts receivable decreased to $142.6 million at December 31, 2006 from $259.1 million at December 31, 2005. Allowances for doubtful accounts decreased to $0.8 million at December 31, 2006 from $1.3 million at December 31, 2005. As a percentage of gross accounts receivable, allowances for doubtful accounts increased to 0.6% at December 31, 2006 from 0.5% at December 31, 2005. The increase in the allowance for doubtful accounts percentage was primarily due to the reduction of sales and in customer claims caused by improved logistics and operational procedures in our U.S. Consumer segment. Our days-sales outstanding, or DSO, at December 31, 2006 was 70.7 days compared to 93.3 days at December 31, 2005. The decrease in accounts receivable was driven by lower sales and earlier cash collections.

Inventories

Inventories, net of allowances, were $73.0 million at December 31, 2006 and $169.1 million at December 31, 2005. Inventory decreased by $96.1 million, or 56% from December 31, 2005 to December 30, 2006. The decline in our inventory compared to 2005 is primarily caused by our continuing effort to reduce the levels of inventory. In addition, excess and obsolete allowance increased by $9.9 million to reflect our expectations about future sales decline of existing products as well as products that will be replaced or discontinued resulting from our updated strategic direction. We have implemented strategies to better forecast and control our inventories.

Inventories consisted of the following:

	December 31,
	2006(1)	2005(1)	Change(1)
Raw materials	$6.7	$32.0	$(25.3)
Work in process	8.1	11.2	(3.1)
Finished goods	92.3	150.6	(58.3)
Allowances	(34.1)	(24.7)	(9.4)

Inventories, net	$73.0	$169.1	$(96.1)

(1)	In millions.

Raw materials reduced by $25.2 million reflecting the full implementation of our turnkey arrangements, which allows our engineering resources to focus on product design and manufacturability while our contract manufacturers manage the supply of raw materials.

Deferred income taxes

We recorded gross domestic current deferred tax assets of $15.1 million at December 31, 2006 and $16.6 million at December 31, 2005. The year-over-year decrease in our gross current deferred income tax asset was primarily due to the timing of realizing other deferred tax assets. The December 31, 2006 gross current deferred tax assets were offset with a valuation allowance of $15.1 million.

We recorded gross domestic non-current deferred tax assets of $45.3 million at December 31, 2006 and $16.6 million at December 31, 2005. The $28.8 million increase was primarily due to net operating losses and additional research and development credits available to be carried forward in future periods. The December 31, 2006 gross current deferred tax assets were offset with a valuation allowance of $45.3 million. Current and non-current deferred income taxes totaling $1.3 million on the balance sheet relate to our non U.S. jurisdictions.

Other assets

Other assets had a balance of $9.7 million December 31, 2006 and $6.8 million December 31, 2005, respectively. The increase over the previous year was primarily due to approximately $2.9 million for royalties prepaid for periods more than twelve months after December 31, 2006.

Accounts payable

Accounts payable was $46.7 million at December 31, 2006 and $74.3 million at December 31, 2005. The decrease in accounts payable reflect reduced inventory purchases during 2006 compared to 2005.

Investing activities

Net cash used in investing activities was $77.2 million in 2006, compared to net cash provided by investing activities of less than $0.1 million in 2005. The primary components of net cash used in investing activities for 2006 compared to 2005 were:

•	Net sales and purchases of short- and long-term investments of $57.0 million in 2006 compared with net sales and purchases of investments of $16.7 million in 2005.

•	Purchases of property and equipment of $20.1 million in 2006 related primarily to computers and software, capitalized content and leasehold improvements.

Financing activities

Net cash provided by financing activities was $ 3.1 million in 2006 compared to $10.3 million for the same period in 2005. The primary component of cash provided by financing activities in both years were proceeds received from the exercise of stock options and purchases of our common stock pursuant to our employee stock purchase plan.

Contractual Obligations

We conduct our corporate operations from leased facilities and rent some equipment under operating leases. Generally, these have initial lease periods of three to twelve years and contain provisions for renewal options of five years at market rates. The following table summarizes our outstanding long-term contractual obligations at December 31, 2006.

	Payments Due by Period
	Total(1)	Less Than 1 Year(1)	1-3 Years(1)	4-5 Years(1)	More Than 5 Years(1)
Operating leases	$43.7	$7.4	$18.8	$6.5	$11.0
Royalty guarantees	$0.6	0.6	—	—	—
Capital leases	$1.4	1.2	0.1	0.1	—

Total	$45.7	$9.2	$18.9	$6.6	$11.0

(1)	In millions

At December 31, 2006, we had outstanding letters of credit of less than $0.1 million, which were cash collateralized under our 2005 credit facility with Bank of America. At December 31, 2005, outstanding letters of credit were $0.2 million. At December 31, 2006, we had $74.95 million of unused lines of credit available. In addition, we had commitments to purchase inventory totaling approximately $43.3 million at December 31, 2006.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits hybrid financial instruments containing embedded derivative to be measured at fair value at acquisition, or at issuance. SFAS 155 requires that previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. Change in fair value should be recognized in earnings. SFAS 155 establishes a requirement to evaluate interest in securitized financial assets to determine if they are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The guidance is effective for all periods beginning after September 15, 2006. We do not believe that the adoption of SFAS 155 will have material impact in our consolidated financial statements.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 requires a company to disclose its accounting policy (i.e. gross vs. net basis) relating to the presentation of taxes within the scope of EITF 06-3. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The guidance is effective for all periods beginning after December 15, 2006. We do not expect the adoption of this guidance to have material impact in our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”) which became effective for the Company on January 1, 2007. This interpretation clarifies the accounting for income tax benefits that are uncertain in nature. Under FIN 48, a company will recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. This accounting interpretation also provides guidance on measurement methodology, derecognition thresholds, financial statement classification and disclosures, interest and penalties recognition, and accounting for the cumulative effect adjustment. The new interpretation is intended to provide better financial statement comparability among different companies.

The expected impact of adopting FIN 48 is estimated to be an increase in our risk reserves associated with income taxes by $7—$8 million. Of this amount, less than $1 million will reduce beginning retained earnings for 2007, and the remainder will decrease net operating loss, or NOL carryforwards in the US, which are fully offset by a valuation allowance, and any subsequent impact may be recognized in provision for income taxes.

In addition to the financial statement impact of adopting FIN 48, future disclosures will also include a tabular roll-forward of unrecognized tax benefits at the beginning and end of the period; the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate; the amounts of interest and penalties recognized in the financial statements; any expected significant impacts from unrecognized tax benefits on the financial statements over the subsequent twelve-month reporting period and a description of the tax years remaining to be examined in major tax jurisdictions. We accrued statutory interest and penalties, if any, related to liabilities for unrecognized tax benefits on our consolidated statement of operations in the provision (benefit) for income taxes.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. We adopted the Bulletin during 2006. The adoption did not have any effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not determined the impact of the adoption of SFAS 157 in our consolidated financial statements.

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

Beginning in the first quarter of 2004, we began managing our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program was to minimize the foreign currency exchange gain or loss reported in our financial statements. The net foreign currency exchange gain or loss for 2006, 2005 and 2004 was approximately loss of $1.0 million, gains of $0.1 million and $1.9 million, respectively.

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts that were outstanding as of December 31, 2006 follows:

	Average Forward Exchange Rate per $1	Notional Amount in Local Currency(1)	Instrument Fair Value(2)
British Pound (US$/GBP)	1.974	8,448	$37
Euro (US$/Euro)	1.319	16,520	15
Canadian Dollar (C$/US$)	1.142	21,416	329
Mexican Peso (MXP/US$)	10.845	152,513	(10)

Total			$371

(1)	In thousands of local currency
(2)	In thousands of U.S. dollars

Cash equivalents and short-term investments are presented at fair value on our balance sheet. We invest our excess cash in accordance with our investment policy. At December 31, 2006 and December 31, 2005, our cash was invested primarily in money market funds, municipal auction rate certificates and commercial paper. Any adverse changes in interest rates or securities prices may decrease the value of our short-term investments and operating results.

We are exposed to market risk from changes in interest rates on our outstanding cash and cash equivalents, investments and bank debt. On our cash equivalents and investments we are exposed to changes in interest rates, particularly short-term interest rates. With regards to our debt, the level of our actual average monthly borrowings determines the interest rates we pay on borrowings. The interest rate will be between prime and prime plus 0.50% or LIBOR plus 1.75% and LIBOR plus 2.50%. Prime rate is the rate publicly announced by Bank of America as its prime rate. The interest cost of our bank debt is affected by changes in either prime rate or LIBOR. We had no outstanding debt at December 31, 2006 and December 31, 2005, or any time during those years.

Item 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements beginning at page F-1 below are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A. Controls and Procedures.

Attached as exhibits to this Form 10-K, there are the certifications of our Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934 or the Rule 13a-14(a) Certifications. This Controls and Procedures section of the annual report on Form 10-K includes the information concerning the controls evaluation referred to in the Rule 13a-14(a) Certifications and it should be read in conjunction with the Rule 13a-14(a) Certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, or disclosure controls. This controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer, or CEO and Chief Financial Officer or CFO. Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the USEC’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Based upon the controls evaluation, our CEO and CFO have concluded that our disclosure controls were effective as of December 31, 2006.

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

Management assessed our internal control over financial reporting as of December 31, 2006, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

Based on management’s assessment of our internal control over financial reporting as of December 31, 2006, management concluded that our internal control over financial reporting was effective.

Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements included in this annual report on Form 10-K and has issued a report on management’s assessment of our internal control over financial reporting as well as on the effectiveness of our internal control over financial reporting as of December 31, 2006. The report on the audit of internal control over financial reporting appears below.

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

Management intends to review and evaluate the design and effectiveness of its disclosure controls and procedures on an ongoing basis and to improve its controls and procedures over time and to correct any deficiencies that may be discovered in the future in order to ensure that we have timely access to all material financial and non-financial information concerning the business. While the present design of the Company’s disclosure controls and procedures is effective to achieve these results, future events affecting the Company’s business may cause management to modify its disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

We took the following actions during the quarter ended December 31, 2006

•	Identified and hired seasoned personnel and external advisors with accounting experience commensurate with responsibilities.

•	Continued strengthening of personnel through training of existing staff.

•	Improved processes and procedures to manage oversight of control activities.

Except as noted above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LeapFrog Enterprises, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that LeapFrog Enterprises, Inc., (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LeapFrog Enterprises, Inc’s. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that LeapFrog Enterprises, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, LeapFrog Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO control criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets, as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and the financial statement schedule for the three years in the period ended December 31, 2006 listed in the Index at Item 15 of LeapFrog Enterprises, Inc., and our report dated March 1, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

March 1, 2007

Item 9B. Other Information.

Not applicable

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive proxy statement relating to our 2007 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Form 10-K as our 2007 Proxy Statement, no later than April 30, 2007, and certain information to be included in our 2007 Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information appearing in our 2007 Proxy Statement under the headings “Proposal 1: Election of Directors,” “Board of Directors and Corporate Governance—Committees of the Board—Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” in Item 1 of this Form 10-K is also incorporated by reference in this section.

In April 2005, our Board of Directors adopted the LeapFrog Code of Business Conduct and Ethics, which applies to all of our employees and directors, including our Chief Executive Officer, Chief Financial Officer, who is our principal financial officer, and our Vice President and Controller, who is our principal accounting officer. In August 2006, our Board adopted a number of versions of our Code of Business Conduct and Ethics that are specifically tailored to the various international locations in which we have operations. These versions of our Code of Business Conduct and Ethics are posted in the corporate governance section of our website located at www.LeapFroginvestor.com. To date, there have been no waivers under our Code of Business Conduct and Ethics. We will disclose any reportable waivers, if and when granted, of our Code of Business Conduct and Ethics in the corporate governance section of our website located at www.LeapFroginvestor.com.

On July 17, 2006, we filed with the NYSE the Annual CEO Certification regarding LeapFrog’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual. In addition, we are filing as exhibits to this annual report, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.

Item 11. Executive Compensation

The information appearing in our 2007 Proxy Statement under the following headings is incorporated herein by reference:

•	“Board of Directors and Corporate Governance—Compensation of Directors”

•	“Board of Directors and Corporate Governance—Committees of the Board—Compensation Committee”

•	“Executive Compensation”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in our 2007 Proxy Statement under the following headings is incorporated herein by reference:

•	“Security Ownership of Certain Beneficial Owners and Management”

•	“Equity Compensation Plan Information”

Item 13. Certain Relationships and Related Transactions and Director Independence

The information appearing in our 2007 Proxy Statement under the following headings is incorporated herein by reference:

•	“Certain Relationships and Related Party Transactions”

•	“Board of Directors and Corporate Governance—Independence of the Board of Directors”

•	“Board of Directors and Corporate Governance—Committees of the Board” (first paragraph and table following only)

Item 14. Principal Accountant Fees and Services

The information appearing in our 2007 Proxy Statement under the heading “Independent Registered Public Accounting Firm Fee Information” is incorporated by reference.

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
William B. Chiasson Chief Financial Officer and Principal Financial Officer

Date: March 8, 2007

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Jeffrey G. Katz and William B. Chiasson, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ JEFFREY G. KATZ Jeffrey G. Katz	Chief Executive Officer (Principal Executive Officer), President and Director	March 8, 2007

/S/ WILLIAM B. CHIASSON William B. Chiasson	Chief Financial Officer (Principal Financial Officer)	March 8, 2007

/S/ KAREN LUEY Karen Luey	Vice President, Controller and Principal Accounting Officer	March 8, 2007

/S/ STEVEN B. FINK Steven B. Fink	Chairman and Director	March 8, 2007

/S/ THOMAS J. KALINSKE Thomas Kalinske	Vice Chairman and Director	March 8, 2007

/S/ STANLEY E. MARON Stanley E. Maron	Director	March 8, 2007

/S/ E. STANTON MCKEE, JR. E. Stanton McKee, Jr.	Director	March 8, 2007

Signatures	Title	Date

/S/ DAVID C. NAGEL David C. Nagel	Director	March 8, 2007

/S/ CADEN WANG Caden Wang	Director	March 8, 2007

/S/ RALPH R. SMITH Ralph R. Smith	Director	March 8, 2007

LEAPFROG ENTERPRISES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

LeapFrog Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of LeapFrog Enterprises, Inc. (the “Company”), as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule for the three years in the period ended December 31, 2006 listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LeapFrog Enterprises, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, effective January 1, 2006 the Company adopted FASB Statement No. 123(R), Share-Based Payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LeapFrog Enterprises, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

March 1, 2007

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$67,314	$48,422
Short-term investments	80,784	23,650
Restricted cash	—	150
Accounts receivable, net of allowances of $785 and $1,328 at December 31, 2006 and 2005, respectively	141,816	257,747
Inventories, net	73,020	169,072
Prepaid expenses and other current assets	23,339	21,319
Deferred income taxes	1,156	10,715

Total current assets	387,429	531,075
Property and equipment, net	27,794	23,817
Deferred income taxes	148	16,588
Intangible assets, net	25,933	27,574
Other assets	9,137	6,775

Total assets	$450,441	$605,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,720	$74,329
Accrued liabilities and deferred revenue	50,001	44,225
Income taxes payable	724	1,781

Total current liabilities	97,445	120,335

Long-term liabilities	19,034	19,171
Stockholders’ equity:
Class A common stock, par value $0.0001; 139,500 shares authorized; shares issued and outstanding: 35,455 and 34,853 at December 31, 2006 and 2005	4	3
Class B common stock, par value $0.0001; 40,500 shares authorized; 27,614 shares issued and outstanding at December 31, 2006 and 2005	3	3
Treasury stock	(185)	(148)
Additional paid-in capital	343,310	342,595
Deferred compensation	—	(9,855)
Accumulated other comprehensive income	3,122	925
(Accumulated deficit) retained earnings	(12,292)	132,800

Total stockholders’ equity	333,962	466,323

Total liabilities and stockholders’ equity	$450,441	$605,829

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Net sales	$502,255	$649,757	$640,289
Cost of sales	355,221	370,121	381,244

Gross profit	147,034	279,636	259,045
Operating expenses:
Selling, general and administrative	131,928	126,187	120,810
Research and development	54,475	52,340	60,997
Advertising	75,441	70,014	83,263
Depreciation and amortization	9,853	10,142	7,958

Total operating expenses	271,697	258,683	273,028

Income (loss) from operations	(124,663)	20,953	(13,983)
Interest expense	(97)	(68)	(15)
Interest income	7,186	3,366	1,717
Other (expense) income, net	(907)	(454)	(176)

Income (loss) before provision (benefit) for income taxes	(118,481)	23,797	(12,457)
Provision (benefit) for income taxes	26,611	6,297	(5,929)

Net income (loss)	$(145,092)	$17,500	$(6,528)

Net income (loss) per common share:
Basic	$(2.31)	$0.28	$(0.11)
Diluted	$(2.31)	$0.28	$(0.11)
Shares used in calculating net income (loss) per common share:
Basic	62,817	61,781	59,976
Diluted	62,817	62,329	59,976

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In Capital	Deferred Compen- sation	Accumulated Other Comprehen- sive (Loss/ Income)	Retained Earnings (Accumulated Deficit)	Total Stock- holders’ Equity
Balances at December 31, 2003	$3	$3	$—	$294,976	$(2,492)	$828	$121,828	$415,146
Amortization of deferred compensation	—	—	—	—	1,691	—	—	1,691
Deferred compensation	—	—	—	1,523	(1,523)	—	—	—
Reversal of deferred compensation due to employee termination	—	—	—	(324)	324	—	—	—
Class A common stock issued upon exercise of stock option and employee purchase plan (1,759 shares)				13,016				13,016
Issuance of stock options to nonemployees	—	—	—	426	—	—	—	426
Tax benefit of stock option exercises and other				9,179				9,179
Comprehensive income (loss):								—
Net loss	—	—	—	—	—	—	(6,528)	(6,528)
Cumulative translation adjustment	—	—	—	—	—	1,570	—	1,570

Total comprehensive loss	—	—	—	—	—	—	—	(4,958)

Balances at December 31, 2004	3	3	—	318,796	(2,000)	2,398	115,300	434,500
Amortization of deferred compensation	—	—	—	—	2,642	—	—	2,642
Deferred compensation	—	—	—	11,692	(11,692)	—	—	—
Reversal of deferred compensation due to employee termination	—	—	—	(1,195)	1,195	—	—	—
Class A common stock issued upon exercise of stock option and employee purchase (1,421 shares)				10,597		—	—	10,597
Issuance of stock options to nonemployees	—	—	—	43	—	—	—	43
Tax benefit of stock option exercises	—	—	—	2,662	—	—	—	2,662
Treasury stock	—	—	(148)	—	—	—	—	(148)
Comprehensive income:	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	17,500	17,500
Cumulative translation adjustment	—	—	—	—	—	(1,473)	—	(1,473)

Total comprehensive income	—	—	—	—	—	—	—	16,027

Balances at December 31, 2005	3	3	(148)	342,595	(9,855)	925	132,800	466,323
Stock-based compensation				(2,552)	9,855			7,303
Class A common stock issued upon exercise of stock option and employee purchase plan (602 shares)	1			4,058				4,059
Issuance of stock options to nonemployees				8				8
Tax related to stock-based compensation				(321)				(321)
Treasury stock			(37)					(37)
Other				(478)				(478)
Comprehensive income (loss):								—
Net loss							(145,092)	(145,092)
Cumulative translation adjustment						2,197		2,197

Total comprehensive loss								(142,895)

Balances at December 31, 2006	$4	$3	$(185)	$343,310	$—	$3,122	$(12,292)	$333,962

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Net income (loss)	$(145,092)	$17,500	$(6,528)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	16,285	17,579	16,186
Amortization	1,641	1,923	1,872
Unrealized foreign exchange (gain) loss	427	(3,733)	(5,029)
Provision for doubtful accounts	(306)	(123)	3,225
Deferred income taxes	25,999	4,339	(19,252)
Stock-based compensation	7,303	2,642	1,691
Tax benefit from stock-based compensation	109	2,662	9,179
Other changes in operating assets and liabilities:
Accounts receivable	116,237	(29,437)	52,445
Inventories	96,052	(37,883)	(38,488)
Prepaid expenses and other current assets	(2,578)	(7,998)	(3,172)
Other assets	(2,361)	(6,526)	801
Accounts payable	(27,609)	11,518	(23,667)
Accrued liabilities and deferred revenue	5,776	(10,007)	7,683
Long-term liabilities	(136)	12,138	727
Income taxes payable	(499)	563	1,668
Other	(847)	138	759

Net cash provided by (used in) operating activities	90,401	(24,705)	100

Investing activities:
Purchases of property and equipment	(20,318)	(16,668)	(20,546)
Purchase of intangible assets	—	—	(6,320)
Purchases of investments	(509,395)	(300,790)	(260,467)
Sale of investments	452,261	317,467	287,216

Net cash provided by (used in) investing activities	(77,452)	9	(117)

Financing activities:
Cash used to collateralize letter of credit	—	(150)	—
Proceeds from release of restricted cash	150	—	—
Purchase of treasury stock	(37)	(148)	—
Proceeds from the exercise of stock options and employee stock purchase plan	4,059	10,597	13,016

Net cash provided by financing activities	4,172	10,299	13,016

Effect of exchange rate changes on cash	1,771	2,260	2,241

Increase in cash and cash equivalents	18,892	(12,137)	15,240
Cash and cash equivalents at beginning of period	48,422	60,559	45,319

Cash and cash equivalents at end of period	$67,314	$48,422	$60,559

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Income taxes, net of refunds	$4,321	$1,433	$2,111
Noncash investing and financing activities:
Restricted stock and restricted stock units granted to employees	$4,058	$11,692	$1,523
Assets acquired under capital lease	—	$1,192	—
Technology license payable	$—	$—	$1,000

See accompanying notes.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

1.	Description of Business

LeapFrog Enterprises, Inc. (the “Company”), creates and markets products which make learning fun with connected, innovative technology that teaches and engages in the world’s largest markets. The Company designs and develops technology-based educational platforms with curriculum interactive software content and stand-alone products. These products are for sale through retailers, distributors and directly to schools. The Company operates three business segments namely U.S. Consumer, International, and SchoolHouse (formerly referred to as “Education and Training”). To date, the Company has established its brands and products primarily for children up to age 12 in the U.S. retail markets and in a number of international retail markets. Sales in the U.S. Consumer and International segments, the largest business segments, currently are generated in the toy aisles of retailers. Sales of products in the SchoolHouse segment are predominantly to educational institutions.

Based on voting control, the Company is a subsidiary of Mollusk Holdings, LLC.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, primarily those organized in the United Kingdom, Canada, Macau (which includes Hong Kong), France, Mexico and China. Intercompany accounts and transactions have been eliminated in consolidation.

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

Sales allowances may vary as a percentage of gross sales due to changes in the Company’s product mix, defective product allowances or other sales allowances. Sales returns, discounts and allowances were $132,343, $117,226 and $136,441 for the years ended December 31, 2006, 2005 and 2004, respectively. Actual amounts for returns and allowances may differ from the Company’s estimates.

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

The Company discloses its allowances for doubtful accounts on the face of the balance sheet. Other receivable allowances include allowances for product returns, chargebacks, defective products and promotional markdowns. Other allowances totaled $41,522 at December 31, 2006 and $44,415 at December 31, 2005.

Shipping and Handling Costs

Costs to ship merchandise from the Company’s warehouse facilities to customers are recorded in cost of goods sold.

Content and Video Capitalization and Amortization

The Company capitalizes certain external costs related to the content development of its books. Amortization of these costs begins when books are initially released for sale and continues over a three-year life using the sum of the year’s digits method. In the years ended December 31, 2006, 2005, 2004, the Company capitalized $8,473, $3,915 and $1,965, respectively, and amortized $3,537, $2,643 and $3,261, respectively, of external content development costs. Capitalized content development is included in property and equipment, and the related amortization is included in cost of sales. In 2006, the Company accelerated amortization of $212 of capitalized content related to titles not planned to be sold.

The Company capitalizes costs related to the production of home video in accordance with AICPA Statement of Accounting Position No. 00-2, “Accounting by Producers or Distributors of Film.” Video production costs are amortized based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources on an individual production basis. During the year ended December 31, 2006, the Company had no capitalized video production costs. In the years December 31, 2005 and 2004, the Company capitalized $213 and $1,364 respectively. For the years ended December 31, 2006, 2005 and 2004, the Company amortized $249, $1,038 and $684 of video production costs, respectively. Capitalized video production cost is included in property and equipment, and the related amortization is included in cost of sales. During the year ended December 31, 2005, the Company accelerated amortization of capitalized video production costs totaling $377.

Advertising Expense

Production costs of commercials and programming are expensed when the production is first aired. The costs of advertising, in-store displays and promotion programs are expensed as incurred. Advertising costs associated with cooperative advertising are accrued as the related revenue is recognized. Prepaid advertising was $198 and $294 at December 31, 2006 and 2005, respectively.

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

Derivative Financial Instruments

The Company transacts business in various foreign currencies, primarily in the British Pound, Canadian Dollar, Euro and Mexican Peso. In order to protect itself against reductions in the value and volatility of future cash flows caused by changes in currency exchange rates, the Company implemented a foreign exchange hedging program for its transaction exposure on January 9, 2004. The program utilizes foreign exchange forward contracts to enter into fair value hedges of foreign currency exposures of underlying non-functional currency monetary assets and liabilities that are subject to remeasurement. The exposures are generated primarily through intercompany sales in foreign currencies. The hedging program reduces, but does not always eliminate, the impact of the remeasurement of balance sheet items due to movements of currency exchange rates.

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

Investments

Short-term investments consist primarily of auction rate certificates and commercial paper. Interest rates on auction rate certificates are reset at every auction date, generally every seven to forty-nine days, depending on the certificate. Although original maturities of these instruments are generally longer than one year, the Company has the right to sell these securities each auction date.

The Company classifies all investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, which approximately equals cost. The Company records gains and losses, which are not material in other (expense) income, net on the consolidated statements of operations. The cost of securities sold is based on the specific identification method.

Concentration of credit risk is managed by diversifying investments among a variety of high credit-quality issuers.

Inventories

Inventories, net are stated at the lower of cost, on a first-in, first-out basis, or market value net of allowance for slow-moving, excess and obsolete inventories. The allowance for slow-moving, excess and obsolete inventories is based on management’s review of on-hand inventories compared to their estimated future usage, demand for its products, anticipated product selling prices and products planned for discontinuation. If actual future usage, demand for its products and anticipated product selling prices are less favorable than those

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

projected by management, additional inventory write-downs may be required. Management monitors these estimates on a quarterly basis. When considered necessary, management makes additional adjustments to reduce inventory to its net realizable value, with corresponding increases to cost of goods sold. Allowances for excess and obsolete inventory were $34,103 and $24,153 in 2006 and 2005, respectively, and are recorded as a reduction of gross inventories.

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

Included in property and equipment are manufacturing tools used to produce the Company’s products. These tools are generally depreciated over two years on a straight-line basis. The Company periodically reviews its capitalized manufacturing tools to ensure that the related product line is still in production and that the estimated useful lives of the manufacturing tools are consistent with the Company’s depreciation policy. Depreciation expense for manufacturing tools is included in cost of goods sold. During the years ended December 31, 2006, 2005, and 2004, the Company recorded accelerated depreciation of $94, $559, and $785, respectively to write-off certain tooling that will not be used in future periods.

The Company capitalizes website development costs in accordance with Emerging Issues Task Force (“EITF”) No. 00-02, “Accounting for Website Development Costs.” The costs capitalized include those to develop or acquire and customize code for web applications, costs to develop HTML web pages or develop templates and costs to create initial graphics for the website that included the design or layout of each page. These costs are amortized on a straight-line basis over two years. In the years ended December 31, 2006 and 2005, the Company capitalized $859 and $1,167, respectively, and amortized $1,046 and $653, respectively, of website development costs.

Intangible Assets

Intangible assets include the excess of purchase price over the cost of net assets acquired (Goodwill). Goodwill arose from its September 23, 1997 acquisition of substantially all the assets and business of the Company’s predecessor, LeapFrog RBT, and its acquisition of substantially all the assets of Explore Technologies on July 22, 1998 and is allocated to the U.S. Consumer segment. Pursuant to the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is tested for impairment at least annually. The Company determined no adjustments to the stated value of goodwill were necessary.

Intangible assets with other than indefinite lives include patents, trademarks and licenses, and are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 15 years. At December 31, 2006, the

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

weighted average amortization period for these intangibles was approximately 6 years. At December 31, 2006, the Company tested these intangible assets for impairment and determined that no significant adjustments to the stated values were necessary.

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

During 2006, the Company recorded a non-cash valuation allowance of $60,433, against its gross deferred tax assets at December 31, 2006 of $60,433, of which $24,993 relates to pre-2006 deferred tax assets. The amount represents 100% of domestic deferred tax assets. The valuation allowance is calculated in accordance with the provisions of SFAS 109, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. The Company’s domestic net operating losses for the most recent four-year period, the expectation of additional net operating losses in 2007 and changes in its business strategy increased the uncertainty about whether the level of future profitability needed to record the deferred assets will be achieved and represented sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Should the Company determine that it would be able to realize all or part of its deferred tax assets in the future, an adjustment to the valuation allowance would be recorded in the period such determination was made. The majority of LeapFrog’s domestic deferred tax assets generally have 10-20 years until expiry or indefinite lives.

The financial statements also include accruals for the estimated amounts of probable future assessments that may result from the examination of federal, state or international tax returns. The Company’s tax accruals, tax provision, deferred tax assets or income tax liabilities may be adjusted if there are changes in circumstances, such as changes in tax law, tax audits or other factors, which may cause management to revise its estimates. The amounts ultimately paid on any future assessments may differ from the amounts accrued and may result in an increase or reduction to the effective tax rate in the year of resolution.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and gains and losses on the translation of foreign currency denominated financial statements.

Stock-Based Compensation

At December 31, 2006, the Company had stock-based compensation plans for employees and nonemployee directors which authorized the granting of various stock-based incentives including restricted stock, restricted stock units and stock options. The vesting periods for restricted stock and restricted stock units are generally three and four years, respectively. The Company also grants stock options to certain of its employees for a fixed number of shares with an exercise price generally equal to the fair value of the shares on the date of grant. These options generally vest over a four-year period.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Prior to January 1, 2006, the Company accounted for the stock-based compensation plans under the measurement and recognition provisions of APB Opinion No.25, “Accounting for Stock Issued to Employees,” and related Interpretations, permitted under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As a result, stock-based compensation was included as a pro forma disclosure in the Notes to the financial statements.

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

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. The total grant date fair value is recognized over the vesting period of the options on a straight-line basis. The weighted-average assumptions for the expected life and the expected stock price volatility used in the model require the exercise of judgment. The risk-free interest rate used in the model is based on the assumed expected life. The expected life of the options represent the period of time the options are expected to be outstanding and is based on the guidance provided in the SEC Staff Accounting Bulletin No. 107 on Share-Based Payment. Expected stock price volatility is based on a consideration of the stock’s historical and implied volatilities as well as the volatilities of other public entities in the industry. The risk-free interest rate used in the model is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the expected life.

Restricted stock awards and restricted stock units are payable in shares of the Company’s Class A common stock. The fair value of each restricted stock or unit is equal to the closing market price of the Company’s stock on the trading day immediately prior to the date of grant. The grant date fair value is recognized in income over the vesting period of these stock-based awards. The cost of the performance-based stock awards is expensed based on achieving pre-established financial measures, including certain stock price milestones. The Company did not achieve the related financial goals in 2004, 2005, and 2006, resulting in cancellation of the associated share grants. Stock-based compensation arrangements to non-employees are accounted for using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits hybrid

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

financial instruments containing embedded derivative to be measured at fair value at acquisition, or at issuance. SFAS 155 requires that previously recognized financial instruments are subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. Change in fair value should be recognized in earnings. SFAS 155 establishes a requirement to evaluate interest in securitized financial assets to determine if they are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The guidance is effective for fiscal years beginning after September 15, 2006. The Company does not believe that the adoption of SFAS 155 will have a material impact in the Company’s consolidated financial statements.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 requires a company to disclose its accounting policy (i.e. gross vs. net basis) relating to the presentation of taxes within the scope of EITF 06-3. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The guidance is effective for all periods beginning after December 15, 2006. The Company does not expect the adoption of this guidance will have a material impact in the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48), which became effective for the Company on January 1, 2007. This interpretation clarifies the accounting for income tax benefits that are uncertain in nature. Under FIN 48, a company will recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. This accounting interpretation also provides guidance on measurement methodology, derecognition thresholds, financial statement classification and disclosures, interest and penalties recognition, and accounting for the cumulative effect adjustment. The new interpretation is intended to provide better financial statement comparability among different companies.

The expected impact of adopting FIN 48 is estimated to be an increase in our risk reserves associated with income taxes by $7-$8 million. Of this amount, less than $1 million will reduce beginning retained earnings for 2007, and the remainder will decrease NOL carryforwards in the US, which are fully offset by a valuation allowance, and any subsequent impact may be recognized in provision for income taxes.

In addition to the financial statement impact of adopting FIN 48, future disclosures will also include a tabular roll-forward of unrecognized tax benefits at the beginning and end of the period; the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate; the amounts of interest and penalties recognized in the financial statements; any expected significant impacts from unrecognized tax benefits on the financial statements over the subsequent twelve-month reporting period; and a description of the tax years remaining to be examined in major tax jurisdictions.

The Company accrued statutory interest and penalties, if applicable, related to liabilities for unrecognized tax benefits on its Consolidated Statement of Income in the Provision for income taxes.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The Company adopted the bulletin during 2006. The adoption did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not determined the impact of the adoption of SFAS 157 in our consolidated financial statements.

3.	Fair Value of Financial Instruments

At December 31, 2006 and 2005, the carrying values of the Company’s financial instruments, including cash and cash equivalents, short-term investments, foreign exchange transactions, receivables, accounts payable and accrued liabilities, approximated their fair values.

4.	Investments

Available-for-sale securities consisted of the following classified by original maturity date:

	Maturing within
At December 31, 2006	1 YR	2 YR	5 YR	5 to 10 YR	Over 10 YR	Total
Auction rate certificates	$—	$—	$—	$8,499	$52,300	$60,799
Commercial Paper	19,985	—	—	—	—	19,985

Total short-term investments	$19,985	$—	$—	$8,499	$52,300	$80,784

At December 31, 2005	1 YR	2 YR	5 YR	5 to 10 YR	Over 10 YR	Total
Auction rate preferred securities	$—	$—	$—	$—	$1,300	$1,300
Auction rate certificates	1,000	—	1,000	—	20,350	22,350

Total short-term investments	$1,000	$—	$1,000	$—	$21,650	$23,650

At December 31, 2006 and 2005, short-term investments included certificates issued by various states of the United States totaling $43,250 and $19,350 respectively.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

5.	Restricted Cash

At December 31, 2006, the Company had no restricted cash. At December 31, 2005, restricted cash was $150 which cash was used to collateralize a single standby letter of credit to an insurance provider. The standby letter of credit guaranteed expected claims under the Company’s commercial and general liability protection policy.

6.	Inventories

Inventories consisted of the following:

	December 31,
	2006	2005
Raw materials	$6,755	$31,954
Work in process	8,093	11,220
Finished goods	92,301	150,629
Allowances	(34,129)	(24,731)

Inventories, net	$73,020	$169,072

At December 31, 2006 and 2005, the Company accrued liabilities for cancelled purchase orders totalling $2,451 and $4,937, respectively.

7.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2006	2005
Tooling, cards, dies, and plates	$29,425	$26,969
Computers and software	31,214	26,196
Capitalized content development	23,358	15,250
Capitalized website costs	9,115	8,256
Equipment, furniture and fixtures	7,080	6,140
Leasehold improvements	5,562	3,316
Capitalized video costs	2,213	2,213

	107,967	88,340
Less: accumulated depreciation	(80,173)	(64,523)

Property and equipment, net	$27,794	$23,817

Capital leases of $583 and $1,192 at December 31, 2006 and 2005, respectively, are included in equipment, furniture, and fixtures. The accumulated amortization on capital leases was $397 and $132 at December 31, 2006 and 2005, respectively. The related capital lease obligation is reflected on the balance sheet in accrued liabilities and deferred revenue.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

8.	Intangible Assets

	December 31,
	2006	2005
Trademarks, patents and other intangibles	$14,378	$14,378
Less accumulated amortization	(7,994)	(6,353)

	6,384	8,025
Goodwill	19,549	19,549

Intangible assets, net	$25,933	$27,574

In 2005, the Company entered into a ten-year technology license agreement with a third party to jointly develop and customize their respective technologies to be combined in a platform and related licensed products. The $6,000 license fee is included in intangible assets on the balance sheet and is being amortized on a straight-line basis over the life of the contract.

Amortization expense related to trademarks, patents and other intangible assets was $1,641, $1,923, and $1,872 for the years ended December 31, 2006, 2005, and 2004, respectively. The estimated future amortization expense related to these intangible assets is as follows:

Year Ended December 31,
2007	$1,422
2008	917
2009	817
2010	817
2011	817
Thereafter	1,594

$6,384

9.	Related Party Transactions

Since 2004, the Company has been a subsidiary of Mollusk Holdings, LLC, an entity controlled by Lawrence J. Ellison. In 2006, the Company purchased software products and support services from Oracle Corporation totaling $391. As of December 31, 2006, Lawrence J. Ellison, the Chief Executive Officer of Oracle Corporation, may be deemed to have or share the power to direct the voting and disposition, and therefore, to have beneficial ownership of approximately 16,750,000 shares of the Company’s Class B common stock, which represents approximately 26.3% of the combined voting power of the Company’s Class A common stock and Class B common stock.

In 2006, the Company paid Pillar Data Systems, Inc. a total of $303 in equipment fees. Mr. Ellison is the majority stockholder of Pillar Data Systems, Inc.

The Company is currently involved in a dispute with Mounte LLC arising out of a 2002 tax sharing agreement between LeapFrog and Knowledge Universe, Inc., the predecessor in interest of Mounte LLC. The Company is claiming a $635 refund of amounts that the Company previously paid under the agreement, while Mounte LLC is claiming that the Company owes an additional payment of approximately $1,200. Mounte LLC is

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

indirectly controlled by Michael R. Milken, Lowell J. Milken and Lawrence J. Ellison, who beneficially own a majority of the Company’s voting shares. The parties are awaiting the results of California State audit of Mounte LLC before proceeding with discussions.

10.	Accrued Liabilities and Deferred Revenue

Accrued liabilities and deferred revenue are as follows:

	December 31,
	2006	2005
Advertising and promotion	$19,366	$19,010
Employee-related costs	11,161	5,356
Royalties payable	6,723	8,375
Accrued inventory, manufacturing, and warehousing	2,252	2,721
Deferred revenue	1,235	414
Legal fees and settlement costs	724	241
Capital lease obligation	579	579
Consulting, contractor costs and commissions payable	556	605
Sales and VAT tax payable	513	1,486
Other	6,892	5,438

	$50,001	$44,225

At December 31, 2006, the accrual for employee related costs includes $3,210 and $4,472 related to severance and bonus, respectively. Included in the severance accrual is $1,068 relating to restructuring of our SchoolHouse segment.

11.	Borrowings Under Credit Agreements and Long-Term Debt

On November 8, 2005, the Company entered into a $75,000 asset-based revolving credit facility with Bank of America. Availability under this agreement was $74,950 as of December 31, 2006. The borrowing availability varies according to the levels of the Company’s accounts receivable, inventory and cash and investment securities deposited in secured accounts with the administrative agent or other lenders. Subject to the level of this borrowing base, the Company may make and repay borrowings from time to time until the maturity of the facility. The interest rate for the revolving credit facility will vary based on utilization. The revolving credit facility contains a fixed charge coverage ratio which is measured only if certain availability thresholds are not met. The Company is required to maintain a ratio of at least 1.0 to 1.0 when the covenant is required to be tested. The maturity date of the facility is November 8, 2010, at which time all borrowings under the facility must be repaid. The Company may make voluntary prepayments of borrowings at any time. It must pay an early termination fee of 0.5% if the facility is terminated prior to November 8, 2007.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

In August 2005, the Company entered into a software capital lease agreement for a new enterprise resource planning (ERP) system, Oracle 11i. The total commitment of the lease, which expires on December 31, 2007 is $1,566. At December 31, 2006, the Company had a remaining balance of $570 related to this lease which is included in the accrued liabilities and deferred revenue on the balance sheet.

12.	Content License Agreements

The Company licenses certain of its content from third parties under exclusive and nonexclusive agreements, which permit the Company to utilize characters, stories, illustrations and trade names throughout specified geographic territories. The total amount of royalty expense related to these license agreements was $14,839, $15,193, and $12,435 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company reflected $6,723 and $8,375 in accrued royalties at December 31, 2006 and 2005, respectively.

13.	Concentrations of Credit Risk and Certain Other Risks

Financial instruments that subject the Company to concentrations of credit risk include cash equivalents, short-term investments, foreign exchange transactions and trade receivables. Cash and cash equivalents consist principally of cash and money market funds. Investments consist principally of auction rate certificates and foreign exchange transactions with highly rated financial institutions.

The Company manufactures and sells its products primarily to national and regional mass-market retailers in the United States. Credit is extended based on an evaluation of the customers’ financial condition, and generally collateral is not required. Allowances for credit losses are provided for in the consolidated financial statements at the time of sale.

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

Vendor Concentration

The Company’s manufacturing and operations strategy is designed to maximize the use of outsourced services particularly with respect to the actual production and physical distribution of its products. The Company believes that its outsourcing strategy enhances the scalability of the manufacturing process. Since the Company does not have its own manufacturing facilities, it is dependent on close working relationships with its contract manufacturers for the supply and quality of its products and the computer chips contained in these products. The Company uses contract manufacturers located in Asia, primarily in the People’s Republic of China or PRC, to build its finished products. Given the highly seasonal nature of the Company’s business, any unusual delays or quality control problems could have a material adverse effect on the Company’s operating results and financial condition. The Company’s top three vendors supplied a total of 72%, 44% and 42% of the Company’s products in 2006, 2005 and 2004, respectively; Jetta Company Limited or Jetta, located in China, supplied 51%, 22% and 24%, respectively. During 2006, the Company used Jetta primarily for high volume production of its major products such as Leapster, Leapster L-Max and related cartridges. The Company expects to continue to use a limited number of contract manufacturers and fabricators, most of which are located in Asia.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Customer Concentration

A limited number of customers historically have accounted for a substantial portion of the Company’s net sales. The significant customers and the relative percentage of net sales for these customers are approximately as follows:

	Year Ended December 31,
	2006	2005	2004
Wal-Mart	26%	29%	28%
Toys “R” Us	22%	20%	23%
Target	18%	15%	13%

Total	66%	64%	64%

Net sales to Wal-Mart and Toys “R” Us are generated in the U.S. Consumer and International segments, and Target net sales are generated in the U.S. Consumer segment.

Wal-Mart, Toys “R” Us and Target accounted for approximately 34%, 19% and 27%, respectively, of gross accounts receivable of the U.S. Consumer segment at December 31, 2006. At December 31, 2005, Wal-Mart, Toys “R” Us and Target accounted for approximately 37%, 23% and 22%, respectively, of gross accounts receivable.

14.	Income Taxes

Income (loss) before taxes includes the following components:

	Year Ended December 31,
	2006	2005	2004
Income (loss) before taxes:
United States	$(83,630)	$(1,297)	$(13,514)
Foreign	(34,851)	25,094	1,057

Total	$(118,481)	$23,797	$(12,457)

The income tax (benefit) provision recognized in the consolidated statements of operations consists of the following:

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$—	$(1,629)	$9,004
State	—	609	1,227
Foreign	(172)	9,310	3,073

	(172)	8,290	13,304

Deferred:
Federal	19,659	(230)	(14,013)
State	5,969	(1,378)	(4,717)
Foreign	1,155	(385)	(503)

	26,783	(1,993)	(19,233)

Provision (benefit) for income taxes	$26,611	$6,297	$(5,929)

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

While the Company believes that its tax return positions are supportable, it accrues for possible future assessments that may result from the examination of federal, state, or international tax returns. The tax accruals may be adjusted if there are changes in circumstances, such as changes in tax law, tax audits, or other factors, which may cause management to revise its estimates. The amounts ultimately paid on any possible future assessments may differ from the amounts accrued and may result in an increase or reduction to the effective tax rate in the year of resolution. The Company believes that the tax accruals reflect the probable outcome of known tax contingencies at this time. As of December 31, 2006 and 2005, the Company recorded $15,670 and $17,138, respectively, in long-term liabilities for these contingencies.

Tax benefits of $109 and $2,662 related to employee stock options were credited directly to Stockholders’ equity in the years ended December 2006 and 2005, respectively.

The differences between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% were as follows:

	Year Ended December 31,
	2006	2005	2004
Income tax (benefit) at the statutory rate	$(41,469)	$8,329	$(4,360)
State income taxes	5,969	(50)	(834)
Foreign operations	13,181	980	251
Tax Exempt Interest	(177)	(858)	(415)
Nondeductible items	279	231	270
Research & Development Credits	(1,209)	(2,020)	(1,093)
Other	458	(315)	252
Valuation allowance	49,579	—	—

Income tax provision (benefit)	$26,611	$6,297	$(5,929)

State income tax expense above includes a valuation allowance of $10,854.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $16,808 at December 31, 2006. The earnings are considered to be permanently reinvested and accordingly, no deferred U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income tax in the approximate amount of $1,186, net of resulting tax credits.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The components of the Company’s deferred taxes are as follows:

	December 31,
	2006	2005
Deferred tax assets:
NOL and Credits Carryover	$34,757	$12,404
Inventory and other reserves	14,359	11,578
Depreciation and Amortization	4,855	3,092
Other	7,766	229
Valuation Allowance	(60,433)	—

Total deferred tax assets	$1,304	$27,303

Deferred tax liabilities
Goodwill	(1,267)	—

Total deferred tax liability	$(1,267)	$—

As of December 31, 2006, the Company has federal net operating loss carryforwards of $66,655, which will expire in 2025. State net operating loss carryforwards totaling $92,937 as of December 31, 2006 will expire in years 2007 through 2025. As of December 31, 2006, the Company also has federal and California research and development credit carryforwards of $3,666 and $3,299, respectively. The federal research credit carryforwards will expire beginning in 2024, while the California research credits can be carried forward indefinitely.

During 2006, the Company recorded a non-cash charge to establish a valuation allowance of $60,433 against its gross deferred tax assets of $60,433. The amount represents 100% of the domestic deferred tax assets as set out in the table below.

	Year Ended Dec. 31,
	2006	2005
Current deferred tax asset	$15,088	$9,725
Less: Valuation allowance	(15,088)	—

	$—	$9,725

Non-current deferred tax asset	$45,345	$16,558
Less: Valuation allowance	(45,345)	—

Non-current deferred tax asset	$—	$16,558

The valuation allowance is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”), which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. The Company’s domestic net operating losses for the most recent three-year period, the expectation of additional net operating losses in 2006 and changes in its business strategy increased the uncertainty that the level of future profitability needed to record the deferred assets will be achieved and represented sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Should the Company determine that it would be able to realize all or part of its deferred tax asset in the future, an adjustment to the valuation allowance would be recorded in the period such determination was made. The majority of the Company’s domestic deferred tax assets generally have 10—20 years until expiration or indefinite lives.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

On November 10, 2005, the Financial Accounting Standards Board, or FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the APIC pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

15.	Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401 (k) of the Internal Revenue Code. Effective September 1, 2005, the 401(k) plan provides that the Company match 50% of employee contributions up to the greater of $2 or 6% of the participant’s compensation per plan year. Matching contributions vest to employees over three years. Prior to this change, in September 1, 2005, the 401(k) program provided for the Company to match 25% of employee contributions up to 4% of the participant’s compensation, with the vesting occurring at the end of three years. Prior to October 2005, the defined contribution plan was sponsored by Knowledge Universe, Inc. For the years ended December 31, 2006, 2005 and 2004, the Company recorded total expense of $829, $479 and $307, respectively, related to the defined contribution plan.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

17.	Stock-Based Compensation

At December 31, 2006, the Company had stock-based compensation plans for employees and nonemployee directors that authorized the granting of various stock-based incentives including stock options, restricted stock and restricted stock units. On June 16, 2006, the stockholders approved amendments to these plans to increase the number of shares of Class A common stock reserved for issuance to employees to 21,000 from 19,000 and to increase the number of shares of Class A common stock reserved for issuance to nonemployee directors to 1,250 from 750.

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

Compensation costs related to stock-based compensation are generally amortized over the vesting period in selling, general and administrative expense and research and development expense in the statement of operations. The Company recognized total stock-based compensation expense of $7,303, $2,642 and $1,690 for the years ended December 31, 2006, 2005 and 2004, respectively, for employees and nonemployee directors. For the years ended December 31, 2006, 2005, and 2004, $4,688 and $1,397, and $633 respectively, was recorded in selling, general and administrative expense, and $2,615, $1,245 and $1,057, respectively, was recorded in research and development expense.

Prior to adopting SFAS 123(R), the Company presented all benefits from tax deductions arising from stock-based compensation as cash flows from operating activities in the statement of cash flows. SFAS 123(R) generally requires that the tax benefits in excess of the compensation cost recognized for those exercised options and vested restricted stock units and restricted stock awards be classified as financing cash flows. However, as the Company is in a net operating loss position, no tax benefit was recorded for stock options exercises or for vested restricted stock units and awards. As a result, no excess tax benefit was included in net cash provided by financing activities and is included in cash provided by operating activities.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the stated period:

	Year Ended December 31,
	2005	2004
Net income (loss) as reported	$17,500	$(6,528)
Stock-based employee compensation expense included in reported net income, net of related tax effects	1,617	886
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(5,931)	(9,538)
Additional stock based compensation expenses provided by the acceleration of options, net of related tax effects	(11,636)	—

Pro forma net income (loss)	$1,550	$(15,180)

Net income (loss) per common share as reported:
Basic	$0.28	$(0.11)

Diluted	$0.28	$(0.11)

Pro forma net income (loss) per common share:
Basic	$0.03	$(0.25)

Diluted	$0.02	$(0.25)

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

The total stock-based compensation expense for employee stock options recorded during the years ended December 31, 2006, 2005, and 2004 was $4,254 before tax ($2,564 or $ 0.041 per share after tax), $385 before tax ($232 or $0.004 per share after tax), and $1,616 before tax ($973 or $0.016 per share after tax), respectively. As of December 31, 2006, the Company had $24,456 of unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted-average period of approximately 3.2 years.

The table below presents the weighted-average assumptions used in the model for the years ended December 31, 2006, 2005 and 2004. The expected life of the options represent the period of time the options are expected to be outstanding and is based on the guidance provided in SEC Staff Accounting Bulletin No. 107 on Share-Based Payment. Expected stock price volatility is based on consideration of historical and current implied volatilities of the Company’s stock, as well as the historical volatilities of other entities in the Company’s industry. The risk–free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and that has a term equal to the expected life.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Weighted-average assumptions

	Year Ended December 31,
	2006	2005	2004
Expected life (years)	6.25	4.0	4.0
Risk-free interest rate	4.9%	4.0%	3.1%
Volatility factor	40.03	39.38%	61.00%
Dividend yield	0%	0%	0%

A summary of the stock option activities for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Optioned Class A Shares
	Number of Shares	Price per Share	Weighted- Average Exercise Price
Balances, December 31, 2003	6,469	$2.37-$19.71	$11.84
Options granted	2,690	20.60-44.60	22.21
Options exercised	(1,638)	2.37-24.69	6.50
Options canceled	(694)	5.00-24.69	16.07

Balances, December 31, 2004	6,827	2.37-44.60	16.77
Options granted	1,266	12.05-29.74	11.68
Options exercised	(1,256)	2.37-24.69	7.26
Options canceled	(1,315)	5.00-44.60	22.40

Balances, December 31, 2005	5,522	2.37-44.60	16.34
Options granted	5,450	8.62-16.67	11.92
Options exercised	(505)	2.37-11.04	7.12
Options canceled	(1,337)	9.33-38.00	16.18

Balances, December 31, 2006	9,130	$5.00-44.60	$14.23

The weighted-average grant-date fair value of options granted during the years ended December 31, 2006 and 2005 and 2004 was $4.28, $4.22 and $10.86, respectively.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2006.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Class A Options Outstanding				Class A Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$5.00 – $8.62	419	5.41	$5.59	351	$5.00
$9.33 – $9.33	1,018	9.84	$9.33	—	$—
$9.64 – $10.14	563	7.59	$10.03	277	$10.01
$10.30 – $10.30	1,200	9.51	$10.30	—	$—
$10.33 – $12.12	915	8.47	$11.28	365	$11.39
$12.20 – $12.50	1,089	8.12	$12.45	460	$12.48
$12.90 – $12.90	25	8.81	$12.90	7	$12.90
$13.33 – $13.33	950	9.51	$13.33	—	$—
$13.50 – $16.67	1,181	9.42	$15.66	92	$13.56
$17.43 – $44.60	1,770	7.03	$25.27	1,765	$25.29

$5.00 – $44.60	9,130	8.48	$14.23	3,317	$18.21

The intrinsic value of stock options is defined as the difference between the current market value and the exercise price, which is equal to the market value at the time of the grant. As of December 31, 2006, the total intrinsic value of the stock options outstanding and exercisable was $1,986. Cash received from stock options exercised during the year was $3,594.

In July 2006, the Company granted an aggregate of 2,650 shares of Class A common stock options to its new President and Chief Executive Officer, resulting in an increase in the number of shares issued under stock option awards outstanding. Of these awards, options to purchase 2,000 shares were granted under the Company’s 2002 Equity Incentive Plan and options to purchase 650 shares were granted as an “inducement” grant outside of the Company’s existing equity plans.

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

The Company had previously recorded additional paid in capital and deferred compensation in stockholders’ equity for the unamortized portion of restricted stock awards and restricted stock units. These amounts were reversed on January 1, 2006 in accordance with the provisions of SFAS 123(R). Of the total stock-based compensation expense for the years ended December 31, 2006, 2005 and 2004, $2,302 before tax ($1,388 or $0.02 per share after tax), $2,257 before tax ($1,359 or $0.02 per share after tax), $74 before tax ($45 or $0.001 per share after tax), respectively, was attributable to restricted stock units and restricted stock awards. As of December 31, 2006, the Company had $12,535 of unrecognized compensation cost related to nonvested

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

restricted stock units and restricted stock awards that is expected to be recognized over a weighted-average period of approximately 2.5 years.

A summary of the activities of the Company’s restricted stock and restricted stock units is presented in the following table:

	Year Ended December 31, 2006
	Number of Shares	Weighted-Average grant-date value per share
Not vested at December 31, 2005	970	$11.24
Granted	656	$10.12
Vested	(177)	$10.05
Forfeited	(357)	$11.75

Not vested at December 31, 2006	1,092	$10.59

Performance Shares

Certain executives have restricted stock awards that are performance-based. Performance shares are received by participants at the end of each three-year cycle and are generally tied to the Company’s performance against pre-established annual financial measures. A portion of these performance shares is dependent on whether the Company’s stock price meets certain milestones over the three-year cycle. During the year ended December 31, 2006, the Company recorded pre-tax compensation expense of $747 for the portion of outstanding performance stock awards that is based on the stock price milestone. The Company had no pre-tax compensation expense for the year ended of 2005 and 2004, respectively. No compensation expense was accrued for the portion of outstanding performance awards that is based on achieving the Company’s annual financial targets, as those targets were not met, resulting in cancellation of 167 associated shares. A summary of activity for the Company’s performance shares is presented in the following table:

	Years Ended December 31, 2006
	Number of Shares	Weighted-Average grant-date value per share
Not vested at December 31, 2005	315	$16.21
Granted	194	$10.42
Vested	—	—
Forfeited / cancelled	(342)	$15.17

Not vested at December 31, 2006	167	$11.23

Shares Reserved For Future Issuance

The following table summarizes the number of shares of Class A common stock that are reserved for future issuance under the Company’s equity plans at December 31, 2006.

Number of Shares
Options and stock awards available and outstanding under the Equity Incentive Plan .	11,788
Shares issuable under the Employee Stock Purchase Plan	1,508

13,296

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

18.	Derivative Financial Instruments

At December 31 2006 and 2005, the Company had outstanding foreign exchange forward contracts, all with maturities of approximately one month, to purchase and sell the equivalent of approximately $71,286 and $87,200, respectively in foreign currencies, including British Pounds, Canadian Dollars, Euros and Mexican Peso. The fair market value of these instruments at December 31, 2006 was $371 recorded in prepaid expense and other current assets. At December 31, 2005, the fair market value of these instruments was $496, recorded in prepaid expense and other current assets. The Company believes the counterparties to these contracts are creditworthy multinational commercial banks and thus the risks of counterparty nonperformance associated with these contracts are not considered to be material. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no assurances that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations.

The Company recorded a net loss of $3,872, a net gain of $1,020 and a net loss of $5,850 on the foreign currency forward contracts for the years ended December 31, 2006, 2005 and 2004, respectively. The Company also recorded a net gain of $2,812 and a net loss of $1,162 on the underlying transactions denominated in foreign currencies for the years ended December 31, 2006 and 2005, respectively. These gains and losses were recorded in other (expense) income, net on the statement of operations.

19.	Net Income (Loss) Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share ("SFAS 128"), which requires the presentation of basic net income (loss) per common share and diluted net income (loss) per common share. Basic net income (loss) per common share excludes any dilutive effects of options and convertible securities.

The following table sets forth the computation of basic and diluted net income (loss) per share.

	Year Ended December 31,
	2006	2005	2004
Numerator:
Net income (loss)	$(145,092)	$17,500	$(6,528)
Denominator – weighted average shares:
Class A and B – shares	62,817	61,917	59,992
Less: shares of unvested stock		(136)	(16)
Denominator for basic net income (loss) per Class A and B share	62,817	61,781	59,976
Effect of dilutive securities:
Employee stock options	—	467	—
Restricted stock awards and stock units	—	81	—

Denominator for diluted net income (loss) per Class A and B share	62,817	62,329	59,976

Net income (loss) per Class A and B share:
Basic	$(2.31)	$0.28	$(0.11)
Diluted	$(2.31)	$0.28	$(0.11)

If the Company had reported net income for the year ended December 31, 2006, the calculation of diluted net income (loss) per Class A and B share would have included an additional 299 common equivalent shares related to outstanding stock options and unvested stock (determined using the treasury stock method).

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

20.	Commitments and Contingencies

The Company leases office and warehouse space under noncancelable operating leases having initial terms in excess of one year and expiring in various years between 2006 and 2016. The Company also has several noncancelable office equipment leases with initial terms in excess of one year and which expire in various years between 2006 and 2007, and certain of these leases contain rent escalation clauses. Generally, these have initial lease periods of three to ten years, and contain provisions for renewal options of five years at market rates.

Rent expense for the years ended December 31, 2006, 2005 and 2004 was $3,722, $3,707 and $5,088, respectively. Future minimum annual payments under the Company’s lease and royalty commitments for the years ended December 31, are:

	Commitments
Year	Lease	Royalty
2007	$8,014	$1,239
2008	6,734	126
2009	6,261	3
2010	5,779	3
2011	3,260	4
Thereafter	14,266	—

Total	$44,314	$1,375

The Company is also obligated to pay certain minimum royalties in connection with license agreements to which the Company is a party.

The Company accounts for rent expense on a straight-line basis over the term of the lease. At December 31, 2006 and 2005, the Company recorded a deferred rent liability of $1,827 and $1,449, respectively, which primarily related to rent escalation costs for its corporate headquarters in Emeryville, California. Deferred rent is included in long-term liabilities in the accompanying balance sheets.

Legal Proceedings

From time to time, LeapFrog is party to various pending claims and lawsuits. The Company is currently party to the lawsuits described below, and it intends to defend or pursue these suits vigorously.

Tinkers & Chance v. LeapFrog Enterprises, Inc.

In August 2005, a complaint was filed against the Company in the federal district court for the Eastern District of Texas by Tinkers & Chance, a Texas partnership. The complaint alleges that the Company has infringed, and induced others to infringe, United States Patent No. 6,739,874 by making, selling and/or offering for sale in the United States and/or importing the Company’s LeapPad and Leapster platforms and other unspecified products. Tinkers & Chance seeks unspecified monetary damages, including triple damages based on its allegation of willful and deliberate infringement, attorneys’ fees and injunctive relief. In the spring of 2006, the court granted Tinkers & Chance’s motions to amend the complaint to add claims of infringement of U.S. Patent Nos. 7,006,786; 7,018,213; 7,029,283 and 7,050,754 against the Company’s LeapPad, Leapster and L-Max platforms. A claim construction hearing is set for May 10, 2007 and trial is scheduled for November 2007. The Company has not accrued any amount related to this matter because it is not probable that a liability has been incurred and the amount of liability, if any, is not currently estimable.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

LeapFrog Enterprises, Inc. v. Fisher-Price, Inc. and Mattel, Inc.

In October 2003, the Company filed a complaint in the federal district court for the district of Delaware against Fisher-Price, Inc., alleging that the Fisher-Price PowerTouch learning system violates United States Patent No. 5,813,861. In September 2004, Mattel, Inc. was joined as a defendant. The Company is seeking damages and injunctive relief. Following a trial in the district court, the court declared a mistrial because the jury was unable to reach a unanimous verdict, and the parties stipulated to have the case decided by the court based on the seven-day trial record. On March 30, 2006, the district court issued an order entering judgment in favor of Fisher-Price, Inc. with respect to patent infringement and invalidated claim 25 of the Company’s ‘861 patent. The Company has appealed this decision. The appeal has been fully briefed and a hearing on the appeal is currently scheduled for March 7, 2007.

Stockholder Class Actions

In December 2003, April 2005 and June 2005, six purported class action lawsuits were filed in federal district court for the Northern District of California against Leapfrog and certain Company’s current and former officers and directors alleging violations of the Securities Exchange Act of 1934. These actions have since been consolidated into a single proceeding captioned In Re LeapFrog Enterprises, Inc. Securities Litigation. On January 27, 2006, the lead plaintiffs in this action filed an amended and consolidated complaint. In July 2006, the Court granted the Company’s motion to dismiss the amended and consolidated complaint with leave to amend. On September 29, 2006, plaintiffs filed a second amended consolidated class action complaint. This second amended complaint seeks unspecified damages on behalf of persons who acquired the Company’s Class A common stock during the period July 24, 2003 through October 18, 2004. Like the predecessor complaint, this complaint alleges that the defendants caused LeapFrog to make false and misleading statements about the Company’s business and forecasts about the Company’s financial performance, and that certain of the Company’s current and former individual officers and directors sold portions of their stock holdings while in the possession of adverse, non-public information. The Company has filed a motion to dismiss the second amended consolidated complaint, and a hearing on the Company’s motion is set for March 16, 2007. Discovery has not commenced, and a trial date has not been set. The Company has not accrued any amount related to this matter because the incurrence of liability is neither currently probable nor estimable.

21.	Segment Reporting

The Company’s reportable segments include U.S. Consumer, International and SchoolHouse. The Company records all indirect expenses at its U.S. Consumer segment, and does not allocate these expenses to its International and SchoolHouse segments. The accounting policies of the segments are the same as those described in Note 2 of these notes to consolidated financial statements.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The U.S. Consumer segment includes the design, production and marketing of electronic educational toys and books, sold primarily through the retail channels. For the International segment, the Company designs, markets and sells products primarily in the non-U.S. consumer product market. The SchoolHouse segment includes the design, production and marketing of educational books and toys sold primarily to school systems.

	Net Sales	Income (Loss) from Operations	Total Assets
2006
U.S. Consumer	$350,710	$(110,401)	$396,447
International	114,631	(9,278)	39,474
SchoolHouse	36,914	(4,984)	14,520

Total	$502,255	$(124,663)	$450,441

2005
U.S. Consumer	$478,179	$(4,854)	$487,281
International	131,231	24,880	101,818
SchoolHouse	40,347	927	16,730

Total	$649,757	$20,953	$605,829

2004
U.S. Consumer	$431,861	$(49,886)	$435,255
International	153,193	24,956	107,372
SchoolHouse	55,235	10,947	17,167

Total	$640,289	$(13,983)	$559,794

In December 2006, the Company restructured SchoolHouse segment to focus its sales and product development resources on reading curriculum for core grade levels and to better align it with its consumer strategy. This restructuring led to termination of 59 full-time employees. As a result, the Company recorded a related expense in selling, general and administration expense of approximately $1,068. In addition, the Company recorded an allowance for excess and obsolete inventories of $1,239 in cost of sales to reflect the anticipated reduction in sales in 2007.

In 2006, no single country other than the United States accounted for 10% or more of the Company’s consolidated net sales. In 2005 and 2004, the Company had net sales in the United Kingdom of $57,062 and $67, 807, respectively. No other country accounted for more than 10% of the Company’s net sales for 2005 and 2004. The Company attributes sales to non-United States countries on the basis of sales billed by each of its foreign subsidiaries to its customers. For example, the Company attributes sales to the United Kingdom based on the sales billed by the Company’s United Kingdom-based foreign subsidiary, Leap Frog Toys (UK) Limited, to its customers. Additionally, the Company attributes sales to non-United States countries if product is shipped from Macau or one of the Company’s leased warehouses in the United States to a distributor in a foreign country.

The Company’s long-lived assets are comprised of net fixed assets, net intangibles, and other assets. As of December 31, 2006, 2005 and 2004, long-lived assets located in foreign countries were $6,579, $6,421 and $10,973, respectively. The majority of long-lived assets outside of the United States relate to manufacturing tooling held by the Company’s wholly-owned subsidiary located in Macau.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

22.	Quarterly Financials — Unaudited

Significant quarterly fluctuations are described in “Item 7. Management’s Discussion and Analysis of Results of Operations.”

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
	(In thousands, except per share data)
2006
Net sales	$66,548	$68,118	$184,718	$182,871	$502,255
Cost of sales	41,759	51,000	135,529	126,933	355,221

Gross profit	24,789	17,118	49,189	55,938	147,034
Operating expenses:
Selling, general and administrative	32,851	27,989	30,150	40,938	131,928
Research and development	12,440	12,871	14,513	14,651	54,475
Advertising	6,158	8,445	16,994	43,844	75,441
Depreciation and amortization	2,529	2,418	2,195	2,711	9,853

Total operating expenses	53,978	51,723	63,852	102,144	271,697

Income (loss) from operations	(29,189)	(34,605)	(14,663)	(46,206)	(124,663)
Other items	1,740	924	2,394	1,124	6,182

Income (loss) before provision (benefit) for income taxes	(27,449)	(33,681)	(12,269)	(45,082)	(118,481)
Provision (benefit) for income taxes	(3,853)	(7,935)	37,472	927	26,611

Net loss	$(23,596)	$(25,746)	$(49,741)	$(46,009)	$(145,092)

Net loss per common share:
Basic	$(0.38)	$(0.41)	$(0.79)	$(0.73)	$(2.31)
Diluted	$(0.38)	$(0.41)	$(0.79)	$(0.73)	$(2.31)
2005
Net sales	$71,859	$87,066	$242,820	$248,012	$649,757
Cost of sales	44,087	49,274	134,108	142,652	370,121

Gross profit	27,772	37,792	108,712	105,360	279,636
Operating expenses:
Selling, general and administrative	33,209	29,013	32,739	31,226	126,187
Research and development	14,739	14,580	13,958	9,063	52,340
Advertising	6,493	6,949	13,045	43,527	70,014
Depreciation and amortization	2,430	2,361	2,385	2,966	10,142

Total operating expenses	56,871	52,903	62,127	86,782	258,683

Income (loss) from operations	(29,099)	(15,111)	46,585	18,578	20,953
Other items	904	1,238	692	10	2,844

Income (loss) before provision (benefit) for income taxes	(28,195)	(13,873)	47,277	18,588	23,797
Provision (benefit) for income taxes	(8,316)	(4,092)	14,492	4,213	6,297

Net income (loss)	$(19,879)	$(9,781)	$32,785	$14,375	$17,500

Net income (loss) per common share:
Basic	$(0.32)	$(0.16)	$0.53	$0.23	$0.28
Diluted	$(0.32)	$(0.16)	$0.52	$0.23	$0.28

Appendix A

Schedule II—Valuation and Qualifying Accounts and Allowances

(In thousands)

	Balance at Beginning of Year	Additions (Reductions) Charged to Operations		Net Deductions	Balance at End of Year
Allowance for doubtful accounts receivable

Year ended December 31, 2004	$1,620	$3,225	(a)	$2,326	$2,519

Year ended December 31, 2005	2,519	(123	)(b)	1,068	1,328

Year ended December 31, 2006	1,328	1,186	(c)	1,729	785

Allowance for excess and obsolete inventory

Year ended December 31, 2004	3,297	14,634	(d)	577	17,354

Year ended December 31, 2005	17,354	9,608	(d)	2,809	24,153

Year ended December 31, 2006	$24,153	$33,510	(e)	$23,560	$34,103

a)	Increase in allowance primarily due to initial and additional provisions made for one retailer and one distributor in financial distress.
b)	Reduction to the allowance was due to significant reduction in estimated chargebacks to our U.S. Consumer Segment.
c)	Decrease in allowance was associated with improved resolution of customer claims and lower sales volume.
d)	Excess and obsolete inventory allowance was increased due to obsolete and defective inventory of raw materials and discontinued finished goods. The increase in allowance was due, at least in part, to lower sales in the fourth quarter versus expectation.
e)	Increase in allowance for excess and obsolete inventory was primarily due to our slow-moving inventories, combined with changing priorities related to our updated strategic direction.

EXHIBIT INDEX

3.03(a)	Amended and Restated Certificate of Incorporation.

3.04(a)	Amended and Restated Bylaws.

4.01(n)	Form of Specimen Class A Common Stock Certificate.

4.02(b)	Fourth Amended and Restated Stockholders Agreement, dated May 30, 2004, among LeapFrog and the investors named therein.

10.01(a)	Form of Indemnification Agreement entered into by LeapFrog with each of its directors and each of its executive officers.

10.02(a)	Net Lease, dated November 14, 2000, between Hollis Street Investors, LLC and LeapFrog, as amended.

10.03(i)	Sixth Amendment, dated March 22, 2006, to Net Lease, dated November 14, 2000, between Hollis Street Investors, LLC and LeapFrog

10.04(a)†	Amended and Restated Stock Option Plan.

10.05(a)†	Amended and Restated Employee Equity Participation Plan.

10.06(k)†	2002 Equity Incentive Plan, as amended.

10.07(a)†	Form of Stock Option Agreement under the 2002 Equity Incentive Plan.

10.08(k)†	2002 Non-Employee Directors’ Stock Option Plan, as amended.

10.09(a)†	Form of Nonstatutory Stock Option Agreement under the 2002 Non-Employee Directors’ Stock Option Plan.

10.10(a)†	2002 Employee Stock Purchase Plan.

10.11(a)†	Form of Offering under the 2002 Employee Stock Purchase Plan.

10.12†	Compensation Arrangements between LeapFrog and its Board of Directors (the description contained under the heading “Compensation of Directors” in LeapFrog’s definitive proxy materials filed with the SEC on April 19, 2006 is incorporated herein as Exhibit 10.12).

10.15(c)†	Employment Agreement, effective as of November 1, 2004, between Timothy Bender and LeapFrog.

10.22(a)	Tax Sharing Agreement dated as of July 3, 2002, between Knowledge Universe, Inc. and LeapFrog.

10.28(c)†	Employment Agreement, effective as of February 10, 2005, between Jerome Perez and LeapFrog.

10.29(i)†	Separation and Consulting Agreement, effective as of February 15, 2006, between Jerome Perez and LeapFrog.

10.30(d)	Industrial Lease by and between SP Kaiser Gateway I, LLC and LeapFrog dated March 31, 2005.

10.31(d)†	Offer Letter, dated March 31, 2005, between Michael J. Dodd and LeapFrog.

10.32(e)†	Employment Agreement, effective as of September 21, 2005, between Kathryn E. Olson and LeapFrog.

10.33(l)†	Separation Agreement, effective as of September 7, 2006, between Kathryn E. Olson and LeapFrog.

10.34(e)†	Form of Stock Bonus Agreement under the 2002 Equity Incentive Plan.

10.35(f)†	Employment Agreement, effective as of November 11, 2005, between William B. Chiasson and LeapFrog.

10.38(g)	Credit Agreement between the financial institutions named therein, Banc of America Securities LLC, Bank of America, N.A. and LeapFrog Enterprises, Inc. as the Borrower dated as of November 8, 2005.

10.39(h)†	Form of LeapFrog 2002 Equity Incentive Plan Restricted Stock Unit Award Agreement.

10.40(n)†	Form of Leapfrog 2002 Equity Incentive Plan Performance Share Award Agreement.

10.41(j)†	Employment Agreement, effective as of July 3, 2006, between Jeffrey G. Katz and LeapFrog.

10.42(j)†	Stock Option Agreement between Jeffrey G. Katz and LeapFrog.

10.43(j)†	Employment Agreement, dated July 3, 2006, between Thomas J. Kalinske and LeapFrog.

10.44(m)†	Amendment to Employment Agreement, dated December 31, 2006, between Thomas J. Kalinske and LeapFrog.

21.01	List of Subsidiaries.

23.01	Consent of Independent Registered Public Accounting Firm.

24.01	Power of Attorney (see signature page to this Form 10-K).

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an exhibit to the company’s registration statement on Form S-1 (SEC File No. 333-86898) and incorporated herein by reference
(b)	Filed as an exhibit to the company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2004 (SEC File No. 001-31396) and incorporated herein by reference
(c)	Filed as an exhibit to the company’s Annual Report on Form 10-K filed on March 12, 2005 (SEC File No. 001-31396) and incorporated herein by reference
(d)	Filed as an exhibit to the company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2005 (SEC File No. 001-31396) and incorporated herein by reference
(e)	Filed as an exhibit to the company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2005 (SEC File No. 001-31396) and incorporated herein by reference
(f)	Filed as an exhibit to the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2005 (SEC File No. 001-31396) and incorporated herein by reference
(g)	Filed as an exhibit to the company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2005 (SEC File No. 001-31396) and incorporated herein by reference
(h)	Filed as an exhibit to the company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2005 (SEC File No. 001-31396) and incorporated herein by reference
(i)	Filed as an exhibit to the company’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission May 9, 2006 (SEC File No. 001-31396) and incorporated herein by reference
(j)	Filed as an exhibit to the company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2006 (SEC File No. 001-31396) and incorporated herein by reference
(k)	Filed as an exhibit to the company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2006 (SEC File No. 001-31396) and incorporated herein by reference
(l)	Filed as an exhibit to the company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2006 (SEC File No. 001-31396) and incorporated herein by reference
(m)	Filed as an exhibit to the company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2007 (SEC File No. 001-31396) and incorporated herein by reference
(n)	Filed as an exhibit to the company’s Annual Report on Form 10-K filed with Securities and Exchange Commission on March 7, 2006 (SEC File No. 001-31396) and incorporated herein by reference
†	Compensation plans or arrangements in which directors or executive officers are eligible to participate or participate.