Form 10-Q
period 2007-03-31
LEAPFROG ENTERPRISES INC
filed 2007-05-04
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-31396

LeapFrog Enterprises, Inc.

(Exact Name of Registrant, As Specified in its Charter)

Delaware	95-4652013
(State of Incorporation)	(I.R.S. Employer Identification No.)

6401 Hollis Street, Emeryville, California 94608-1089

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

The number of shares of Class A common stock, par value $0.0001, and Class B common stock, par value $0.0001, outstanding as of April 30, 2007 was 63,297,875 and 27,614,176 respectively.

i

PART I.

FINANCIAL INFORMATION

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,		December 31,
	2007	2006	2006
	(Unaudited)		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$81,368	$97,624	$67,314
Short-term investments	114,126	104,650	80,784
Accounts receivable, net of allowances of $304, $1,601, and $785 at March 31, 2007 and 2006 and December 31, 2006, respectively	51,495	50,257	141,816
Inventories, net	76,158	163,733	73,020
Prepaid expenses and other current assets	21,440	16,403	23,339
Deferred income taxes	1,161	11,141	1,156

Total current assets	345,748	443,808	387,429

Property and equipment, net	28,973	23,253	27,794
Deferred income taxes	148	19,295	148
Intangible assets, net	25,577	27,153	25,933
Other assets	9,171	9,844	9,137

Total assets	$409,617	$523,353	$450,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,537	$22,532	$46,720
Accrued liabilities and deferred revenue	41,140	34,071	50,001
Income taxes payable	1,239	375	724

Total current liabilities	80,916	56,978	97,445

Long-term liabilities	21,830	19,714	19,034
Stockholders’ equity:
Class A common stock, par value $0.0001; 139,500 shares authorized; shares issued and outstanding: 35,618; 33,962 and 35,455 at March 31, 2007 and 2006 and December 31, 2006, respectively	4	3	4
Class B common stock, par value $0.0001; 40,500 shares authorized; shares issued and outstanding: 27,614 at March 31, 2007 and 2006 and December 31, 2006, respectively	3	3	3
Treasury stock	(185)	(185)	(185)
Additional paid-in capital	347,145	336,462	343,310
Accumulated other comprehensive income	3,259	1,174	3,122
(Accumulated deficit) retained earnings	(43,355)	109,204	(12,292)

Total stockholders’ equity	306,871	446,661	333,962

Total liabilities and stockholders’ equity	$409,617	$523,353	$450,441

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net sales	$60,924	$66,548
Cost of sales	36,221	41,759

Gross profit	24,703	24,789

Operating expenses:
Selling, general and administrative	32,428	32,851
Research and development	14,468	12,440
Advertising	5,583	6,158
Depreciation and amortization	2,419	2,529

Total operating expenses	54,898	53,978

Loss from operations	(30,195)	(29,189)
Interest expense	(8)	(98)
Interest income	2,233	1,376
Other (expense) income, net	(219)	462

Loss before provision (benefit) for income taxes	(28,189)	(27,449)
Provision (benefit) for income taxes	2,239	(3,853)

Net loss	$(30,428)	$(23,596)

Net loss per common share:
Basic and diluted	$(0.48)	$(0.38)

Shares used in calculating net loss per common share :
Basic and diluted	63,137	62,469

See accompanying notes

LEAPFROG ENTERPRISES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	2007	2006
Net loss	$(30,428)	$(23,596)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,975	4,699
Amortization	356	421
Unrealized foreign exchange (gain) loss	(1,112)	894
Provision for doubtful accounts	7	(344)
Deferred income taxes	(5)	(3,134)
Accretion of investment income	(528)	—
Stock-based compensation	2,710	2,364
Other	(122)	(381)
Other changes in operating assets and liabilities:
Accounts receivable	90,315	207,833
Inventories	(3,138)	5,339
Prepaid expenses and other current assets	1,899	4,916
Other assets	(34)	(3,070)
Accounts payable	(8,183)	(51,797)
Accrued liabilities and deferred revenue	(8,861)	(9,608)
Long-term liabilities	2,160	—
Income taxes payable	515	(1,406)

Net cash provided by operating activities	49,526	133,130

Investing activities:
Purchases of property and equipment	(5,149)	(3,742)
Purchases of investments	(243,375)	(179,673)
Sale of investments	210,561	98,823

Net cash used in investing activities	(37,963)	(84,592)

Financing activities:
Purchases of treasury stock	—	(37)
Proceeds from the exercise of stock options and employee stock purchase plan	1,243	1,346

Net cash provided by financing activities	1,243	1,309

Effect of exchange rate changes on cash	1,248	(645)

Increase in cash and cash equivalents	14,054	49,202
Cash and cash equivalents at beginning of period	67,314	48,422

Cash and cash equivalents at end of period	$81,368	$97,624

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

The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial information included herein should be read in conjunction with the Company’s consolidated financial statements and related notes in its 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2007 (the “2006 Form 10-K”).

2.	Stock-Based Compensation

For the three months ended March 31, 2007, the Company recognized total stock-based compensation expense (stock options, restricted awards, restricted stock units (RSUs) and performance shares) of $2,710 compared to $2,364 in the first quarter of 2006. During the first quarter of 2007, the Company granted 296 stock options and 188 restricted stock awards and RSUs. As of March 31, 2007 the Company had $23,721 and $13,251 of unrecognized compensation cost related to nonvested stock options and restricted stock award and units, that is expected to be recognized over a weighted-average period of approximately 3.2 years and 2.4 years, respectively.

Effective February 28, 2007, the Company terminated its performance share program after conducting a full review of the total compensation components for key executives. The Company concluded that stock options with a substantial portion of the strike price set “out-of-the-money,” would provide adequate incentive to key executives, without the related complexity of the performance share program. The performance plan had been designed to provide the executives at the level of vice-president and above a performance-based, long-term full-value share program related to three-year performance cycles. The vesting schedule of such awards was based on the Company’s performance against pre-established annual financial measures.

As of March 15, 2007, the Company granted to selected executives, approximately 70 stock options to purchase Class A common stock as a replacement for the terminated performance share awards. These stock options were granted at an exercise price equal to the closing market price of the Company’s stock on the trading day immediately prior to the date of the grant and have weighted average vesting period of just over one year, the same as cancelled performance shares. The Company recognized the replacement of the performance share awards with stock option awards as a modification of the terms and conditions of the performance share program, in accordance with the provisions of SFAS 123(R). As a result, the Company recorded $4 in stock-based compensation expense for the replacement awards granted during the first quarter.

On May 1, 2007, the stockholders approved an amendment to the Company’s stock-based compensation plan to increase the number of shares of Class A common stock reserved for issuance under the plan to 24,000 from 21,000.

3.	Cash and Cash Equivalents

Cash and cash equivalents represent cash and investments with original maturities of three months or less. The Company’s cash and equivalents consist of cash, certificate of deposits and money market funds.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The Company classifies all investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, which approximately equals cost. The Company records gains and losses, if any, in other (expense) income, net on the consolidated statements of operations. The cost of securities sold is based on the specific identification method.

Concentration of credit risk is managed by diversifying investments among a variety of high credit-quality issuers.

5.	Inventories

Inventories consist of the following:

	March 31,		December 31,
	2007	2006	2006
Raw materials	$5,438	$30,148	$6,755
Work in process	11,919	13,387	8,093
Finished goods	89,186	141,723	92,301
Allowances	(30,385)	(21,525)	(34,129)

Inventories, net	$76,158	$163,733	$73,020

At March 31, 2007 and 2006, the Company accrued liabilities for cancelled purchase orders totaling $2,744 and $4,030, respectively. At December 31, 2006, the Company accrued $2,451 for cancelled purchase orders.

6.	Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” As a result of the implementation of Interpretation 48, the Company recognized approximately a $7,284 increase in the liability for unrecognized tax benefits. Of this amount, $635 was accounted for as an increase to the January 1, 2007 balance of accumulated deficit. The remaining amount decreased deferred tax assets for net operating loss carryforwards in the United States. As these tax assets are fully offset by a valuation allowance, the decrease in the deferred tax assets was offset by a reduction in the valuation allowance and there was no impact on accumulated deficit.

The balance of gross unrecognized tax benefits, including related interest and penalties, at March 31, 2007 was approximately $30,502 which is comprised of federal $15,714, state $5,938 and foreign $8,850. These amounts would favorably affect our effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the quarter ended March 31, 2007 includes $245 of interest and penalties. As of March 31, 2007, the Company had approximately $2,333 of accrued interest and penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal, various states and foreign jurisdictions. The Company has substantially concluded all U.S. federal and state income tax matters through 1999. The Company is currently under examination by the Internal Revenue Service (IRS) and by certain foreign jurisdictions. The IRS examination is related to Research and Experimentation Credit refund claims filed for tax years 2001, 2002 and 2003, which is anticipated to be completed by the second quarter of 2008. Mexico and the United Kingdom taxing authorities are currently reviewing the 2004 tax year, but there are currently no proposed audit adjustments. Mexico’s review is anticipated to be completed in 2007 and the United Kingdom’s completion date is still tentative. California has notified the Company of a pending examination related to its Research and Experimentation Credits claimed for the tax years 2001, 2002 and 2003, however, the Company has not been notified of when the audit will commence. With respect to these items, the outcome is not yet determinable. However, management does not anticipate that any adjustments would result in a material change to the results of operations, financial condition or liquidity.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The differences between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35 % was as follows:

	Three Months Ended March 31,
	2007	2006
Income tax at the statutory rate	35.0%	35.0%
State income taxes, net of federal benefit	(0.2)%	(2.4)%
Foreign operations	(12.8)%	(15.1)%
Tax exempt interest	0.0%	(2.1)%
Nondeductible items	(0.6)%	2.3%
Research and development credits	2.1%	(6.3)%
Other	(1.0)%	2.5%
Federal valuation allowance	(30.4)%	0.0%

Income tax (provision) benefit	(7.9)%	13.9%

The negative effective tax rate for 2007 is caused by a valuation allowance against the Company’s domestic deferred tax assets, which prevents the Company from recording a current year tax benefit for current U.S. losses, coupled with tax expense for its non-U.S. operations. Beginning in the third quarter of 2006, the Company recorded a non-cash charge to establish a valuation allowance against its gross deferred tax assets. The amount of the allowance represents 100% of the domestic deferred tax assets as set out in the table below.

	Three Months Ended March 31,		Year Ended December 31 2006
	2007	2006
Current domestic deferred tax asset	$13,397	$11,141	$15,088
Less: Valuation allowance	(13,397)	—	(15,088)

	$—	$11,141	$—

Non-current domestic deferred tax asset	$49,027	$19,295	$45,345
Less: Valuation allowance	(49,027)	—	(45,345)

Non-current deferred tax asset	$—	$19,295	$—

The valuation allowance is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109), which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. The Company’s domestic net operating losses for the most recent four-year period, the expectation of additional net operating losses in 2007 and changes in its business strategy increased the uncertainty that the level of future profitability needed to record the deferred assets will be achieved and represented sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Should the Company determine that it would be able to realize all or part of its deferred tax asset in the future, an adjustment to the valuation allowance would be recorded in the period such determination was made. The majority of the Company’s domestic deferred tax assets generally have 10—20 years until expiration or indefinite lives.

In addition to a $1,383 deferred tax liability included in long-term liabilities on the domestic books at March 31, 2007, the Company had current and noncurrent tax assets of $1,161 and $148, respectively, on the books of its non-U.S. subsidiaries.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

7.	Comprehensive Loss

Comprehensive loss is comprised of net loss and currency translation adjustment.

	Three Months Ended March 31,
	2007	2006
Net loss	$(30,428)	$(23,596)
Currency translation adjustment	137	(249)

Comprehensive loss	$(30,291)	$(23,845)

8.	Derivative Financial Instruments

At March 31, 2007 and 2006, the Company had outstanding foreign exchange forward contracts, all with maturities of approximately one month, to purchase and sell the equivalent of approximately $62,126 and $53,221, respectively in foreign currencies, including British Pounds, Canadian Dollars, Euros and Mexican Peso. The fair market value of these instruments at March 31, 2007 and March 31, 2006 was $47 and $181, respectively, and was recorded in accrued liabilities. At December 31, 2006, the fair market value of $371 for derivative financial instruments was recorded in prepaid expense and other current assets. The Company believes the counterparties to these contracts are creditworthy multinational commercial banks and thus the risks of counterparty nonperformance associated with these contracts are not considered to be material. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no assurance that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations.

The Company recorded a net gain of $47 and a net loss of $637 on the foreign currency forward contracts for the three months ended March 31, 2007 and 2006, respectively. The Company also recorded during the three months ended March 31, 2007 and 2006 net loss of $263, and net gain of $940, respectively, on the underlying transactions denominated in foreign currencies. These gains and losses were recorded in other (expense) income, net on the statements of operations.

9.	Net Loss Per Share

The Company follows the provisions of Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (SFAS 128), which requires the presentation of basic net income (loss) per common share and diluted net income (loss) per common share. Basic net income (loss) per common share excludes any dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2007	2006
Numerator:
Net loss	$(30,428)	$(23,596)

Denominator – weighted average shares:
Class A and B – shares	63,137	62,469
Net loss per Class A and B share:
Basic and diluted	$(0.48)	$(0.38)

If the Company had reported net income for the quarters ended March 31, 2007, and 2006, the calculations of diluted net income per Class A and B share would have included as of March 31, 2007 and 2006 additional common equivalent shares of 314 and 436, respectively, related to outstanding stock options and unvested restricted stock.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

10.	Segment Reporting

The Company’s consolidated financial statements include three reportable segments, namely U.S. Consumer, International and SchoolHouse. These segments have been identified and aggregated based on the Company’s organizational structure. The Company records all indirect expenses and assets as a part of the U.S. Consumer segment and does not allocate these expenses or items to its International and SchoolHouse segments. The accounting policies of the segments are the same as those described in “Part I, Item 2—Managements’ Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Judgments and Estimates” in this report.

The U.S. Consumer segment includes the design, production and marketing of electronic educational toys and books, sold primarily through retail channels. For the International segment, the Company designs, markets and sells products primarily in the non-U.S. Consumer product market. The SchoolHouse segment includes the design, production and marketing of educational books and technology platforms sold primarily to school systems.

The following table sets forth the reportable segment’s net sales and loss from operations of the Company.

	Net Sales	Loss from Operations
Three Months Ended March 31, 2007
U.S. Consumer	$43,364	$(29,495)
International	12,470	(126)
SchoolHouse	5,090	(574)

Total	$60,924	$(30,195)

Three Months Ended March 31, 2006
U.S. Consumer	$46,800	$(25,973)
International	12,041	(2,037)
SchoolHouse	7,707	(1,179)

Total	$66,548	$(29,189)

Net sales to Wal-Mart (including Sam’s Club), Toys “R” Us and Target in the aggregate accounted for approximately 77% and 74% of our U.S. Consumer segment sales in the quarters ended March 31, 2007 and 2006, respectively.

In December 2006, the Company announced the restructuring initiative for our SchoolHouse segment to focus its sales and product development resources on reading curriculum for core grade levels and to better align it with its consumer strategy. This restructuring which was completed in January 2007 led to the termination of 59 full-time employees.

Due to the seasonal nature of the Company’s business, the first quarter sales trend and product mix is not necessarily indicative of the Company’s expected full year results.

11.	Borrowings Under Credit Agreements

In November 2005, the Company entered into a $75,000 asset-based revolving credit facility with Bank of America. Availability under this agreement was $42,500 as of March 31, 2007. The borrowing availability varies according to the levels of the Company’s accounts receivable and cash and investment securities deposited in secured accounts with the administrative agent or other lenders.

The revolving credit facility contains customary events of default, including payment failures; failure to comply with covenants; failure to satisfy other obligations under the credit agreements or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; material judgments; change in control provisions and the invalidity of the guaranty or security agreements. The cross-default provision applies if a default occurs on other indebtedness in excess of $5,000 and the applicable grace period in respect of the indebtedness has expired, such that the lender of, or trustee for, the defaulted indebtedness has the right to accelerate. If an event of default occurs, the lenders may terminate their commitments, declare immediately all borrowings under the credit facility as due and foreclose on the collateral.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

12.	Commitments and Contingencies

The Company leases office and warehouse space under noncancelable operating leases having initial terms in excess of one year and expiring in various years between 2006 and 2016. At March 31, 2007, the Company’s aggregate minimum lease obligation over the term of these leases that terminate at various dates through 2016 was $8,015. The Company is also obligated to pay certain minimum royalties in connection with license agreements to which the Company is a party. At March 31, 2007, the Company had a minimum royalty obligation of $1,239 over the term of certain royalty contracts, which terminate at various dates through 2011.

Legal Proceedings

From time to time, the Company is party to various pending claims and lawsuits. The Company is currently party to the lawsuits described below, and it intends to defend or pursue these suits vigorously.

Tinkers & Chance v. LeapFrog Enterprises, Inc.

In August 2005, Tinkers & Chance, a Texas partnership, filed a complaint against the Company in the federal district court for the Easter District of Texas. The complaint alleges that the Company has infringed, and induced others to infringe, United States Patent No. 6,739,874 by making, selling and/or offering for sale in the United States and/or importing the Company’s LeapPad and Leapster platforms and other unspecified products. Tinkers & Chance seeks unspecified monetary damages, including triple damages based on its allegation of willful and deliberate infringement, attorneys’ fees and injunctive relief. In the Spring of 2006, the court granted Tinkers & Chance’s motions to amend the complaint to add claims of infringement of U.S. Patent Nos. 7,006,786; 7,018,213; 7,029,283 and 7,050,754 against the Company’s LeapPad, Leapster and L-MAX platforms. A claim construction hearing is set for May 10, 2007 and trial is scheduled for November 2007. The Company has not accrued any amount related to this matter because the incurrence of liability is neither currently probable nor estimable.

LeapFrog Enterprises, Inc. v. Fisher-Price, Inc. and Mattel, Inc.

In October 2003, the Company filed a complaint in the federal district court for the district of Delaware against Fisher-Price, Inc., alleging that the Fisher-Price PowerTouch learning system violates United States Patent No. 5,813,861. In September 2004, Mattel, Inc. was joined as a defendant. The Company is seeking damages and injunctive relief. Following a trial in the district court, the court declared a mistrial because the jury was unable to reach a unanimous verdict, and the parties stipulated to have the case decided by the court based on the seven-day trial record. On March 30, 2006, the district court issued an order entering judgment in favor of Fisher-Price, Inc. with respect to patent infringement and invalidated claim 25 of the Company’s ‘861 patent. The Company has appealed this decision. The appeal has been fully briefed and a hearing on the appeal was held on March 7, 2007. The parties are awaiting a ruling on the appeal by the court of appeal.

Stockholder Class Actions

In December 2003, April 2005 and June 2005, six purported class action lawsuits were filed in federal district court for the Northern District of California against the Company and certain of the Company’s former officers alleging violations of the Securities Exchange Act of 1934. These actions have since been consolidated into a single proceeding captioned In Re LeapFrog Enterprises, Inc. Securities Litigation. On January 27, 2006, the lead plaintiffs in this action filed an amended and consolidated complaint. In July 2006, the Court granted the Company’s motion to dismiss the amended and consolidated complaint with leave to amend. On September 29, 2006, plaintiffs filed a second amended consolidated class action complaint. This second amended complaint seeks unspecified damages on behalf of persons who acquired the Company’s Class A common stock during the period July 24, 2003 through October 18, 2004. Like the predecessor complaint, this complaint alleges that the defendants caused the Company to make false and misleading statements about the Company’s business and forecasts about the Company’s financial performance, and that certain of the Company’s current and former individual officers and directors sold portions of their stock holdings while in the possession of adverse, non-public information. The Company has filed a motion to dismiss the second amended consolidated complaint, and a hearing on the Company’s motion was held on March 16, 2007. The parties are awaiting a ruling on the motion. Discovery has not commenced, and a trial date has not been set. The Company has not accrued any amount related to this matter because the incurrence of liability is neither currently probable nor estimable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read with our financial statements and notes included elsewhere in this quarterly report on Form 10-Q. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will” and “would” or any variations of words with similar meanings. These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, risks and uncertainties discussed in this report, including those discussed in Part II, Item 1A under the heading “Risk Factors” and those that are or may be discussed from time to time in our public announcements and filings with the SEC, such as in our 2006 Form 10-K, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our future Forms 8-K, 10-Q and 10-K. We undertake no obligation to revise the forward-looking statements contained in this quarterly report on Form 10-Q to reflect events or circumstances occurring after the date of the filing of this report.

OVERVIEW

LeapFrog creates and markets products that make learning fun with innovative technology that teaches and engages. Our goal is to create educational products, content and services that kids love, parents trust and teachers value.

We design, develop and market technology-based educational platforms with curriculum-based interactive software content and stand-alone products and these products are for sale through retailers, distributors and directly to schools. To date, we have established our brand and products primarily for children up to age 12 in the U.S. retail market. We use the toy form and price points to make learning fun and cost-effective. As a result, sales in our U.S. Consumer and International segments, our largest business segments, currently are generated in the toy aisles of retailers. We have sold the products of our SchoolHouse (formerly referred to as “Education and Training”) segment predominantly to educational institutions. For further information regarding our three business segments, see Note 10 to our consolidated financial statements.

In our U.S. Consumer segment, we market and sell our products directly to national and regional mass-market and specialty retailers as well as to other retail stores through a combination of sales representatives, and through our online store and other internet based channels. Our U.S. Consumer segment is our most developed business, and is subject to significant seasonal influences, with the substantial majority of our sales occurring in the third and fourth quarters. In the first quarter of 2007, this segment represented approximately 71% of our consolidated net sales. Although we are expanding our retail presence by selling our products online as well as to electronics and office supply stores, the vast majority of our U.S. Consumer sales are to a few large retailers. Net sales to Wal-Mart (including Sam’s Club), Toys “R” Us and Target in the aggregate accounted for approximately 77% and 74% of our U.S. Consumer segment sales in the quarters ended March 31, 2007 and 2006, respectively.

Our International segment represented approximately 21% of our consolidated net sales in the first quarter of 2007. We sell our products outside the United States directly to retailers and through various distribution arrangements. We have four direct sales offices in the United Kingdom, Canada, France and Mexico. We also maintain various distribution and strategic arrangements in countries such as Australia, Japan, Germany, Korea and China among others.

Our SchoolHouse segment, which accounted for 8% of our total net sales in the first quarter of 2007, currently targets the pre-kindergarten through 5th grade school market in the United States, including sales directly to educational institutions and teacher supply stores, and through catalogs aimed at educators.

Strategic Direction and Business Update

Our strategic direction and financial outlook for 2007 is consistent with the outlook provided in our 2006 annual report. Under the leadership of our President and Chief Executive Officer, Jeffrey G. Katz, we continue to focus on executing the strategic plan announced in Fall 2006 and summarized below:

•	Regain market leadership in the learn-to-read market.

•	Build our business around key technology platform architectures.

•	Provide web connectivity for all our products including those for ages six and above.

•	Strengthen our portfolio of products.

•	Manage the business by creating a metrics-driven culture.

We intend to continue to make many operational improvements with a firm commitment towards restoring and achieving satisfactory earnings. In particular, we plan to continue to utilize our resources and investments in the following significant areas:

•

Reading solutions: We are strengthening our position in the reading market by developing new reading solutions products, historically our most successful product line, which we plan to introduce in 2008.

•

Interactive educational games: We are leveraging the success of our Leapster product by introducing in 2008 significant updates to the product and to the Leapster family and expanding our software library.

•

Aging up: We are “aging-up” our portfolio (i.e., increase the percentage of our products aimed at children age 6 and above) by launching products such as our new FLY Fusion Pentop Computer and related software and accessories which will be introduced in the third quarter. In addition, we expect in 2008 to introduce products that appeal to children older than six.

•

Web connectivity: We are utilizing the web to improve our users’ product experience, and to drive sales, marketing and brand awareness. In the third quarter of 2007, we plan to launch a number of new products, including our new FLY Fusion Pentop Computer, our first web-connected platform. We plan to introduce other web-connected products, including a web-connected version of the Leapster handheld in 2008.

•

Across-the-board margin improvement. We are making sourcing improvements, changing the design of key products to reduce product cost, deleting slow-moving or weak margin stock-keeping units (SKUs), and reducing other operating costs that are not tied to product or earnings improvements. We expect to reduce total SKUs by 18% in 2007 compared to 2006. While adversely affecting sales, the elimination of these SKUs will contribute to higher gross margins in 2007 compared to 2006.

During the first quarter of 2007, we took the following actions:

•

Completed an extensive strategic review of our International operations, consistent with the methodologies used late in 2006 to examine our U.S. business operations. We found that product shortcomings similar to those that are impacting U.S. sales trends are also causing weakness in several of our non-U.S. markets. Based upon our review, we have begun to change our product planning and development approach to better tailor product designs to meet international needs earlier in the development cycle. In particular, we expect the successor products to LeapPad to be launched concurrently in nearly all of our non-U.S. markets with relevant content. We expect that this will contribute to sales and margin improvements in these markets. Similarly, our international markets are dependant on a flow of new product in our infant and preschool ranges and we expect to continue to strengthen our line in this area as well. Finally, our review highlighted that our international sales are significantly impacted by the effectiveness of third-party distributors. We expect our new product pipeline (beginning principally in 2008) and improved information technology tools and metrics we use in conjunction with our distributors to contribute importantly to the strengthening of our international business.

•	Completed the implementation of our SchoolHouse segment restructuring plan to better align the segment with our U.S. Consumer business strategy and improve profitability.

•	Continued the expansion of our business on our retailers’, etailers’ and LeapFrog’s websites.

•	Implemented a plan to increase the ratio of software to platform purchase of our product lines.

We expect our 2007 initiatives to improve trends in our performance, but we do not expect these initiatives to contribute substantially until after 2007, due to the lead time associated with our product development, sourcing and distribution aspects of our business and also due to the year end seasonality that drives substantially all of our sales volume. Accordingly, we expect:

•	A modest sales decline with sales being especially softer in the first half of 2007 pending shipments of new products in the second half of the year.

•	Improved gross margins over 2006 due to 2006 inventory reduction efforts, realizing the benefits of SKU rationalization and the impact of new products.

•	Improved product mix and a decline in operating expenses from 2006, consistent with the decline in sales.

•	Decreased operating expense consistent with expected sales decline.

Overall, we expect a loss in 2007, which we expect to be significantly less than the loss for 2006 and we expect to end the year with cash and investments of approximately $100 million.

For information on our operating plan that could affect our business, see “Part II, Item 1A—Risk Factors— Our operating plan may not correct recent trends in our business” in this report.

First Quarter 2007 Summary of Current Results

Our consolidated net sales in the first quarter of 2007 were $60.9 million, a decrease of $5.6 million or 8% compared to the same period in 2006. On a constant currency basis, which assumes that foreign currency exchange rates were the same in 2007 as 2006, total company net sales decreased 10% from 2006 to 2007. The decline in our net sales was driven by lower sales in our U.S. Consumer and SchoolHouse segments. The U.S. Consumer sales decrease was primarily due to sales decline of our Reading Solutions, particularly, our LeapPad family software. The decline in our SchoolHouse segment sales reflected our strategic decision to focus our efforts on more profitable school districts and products, and is consistent with the reduction in sales force announced in December 2006.

Our first quarter gross margin increased by 3.2 percentage points to 40.5% in the first quarter of 2007 compared to 37.3% in 2006. Gross margins increased in our U.S. Consumer and International segments are the result of lower sales discounts and returns, lower freight costs and the absence of charges for excess and obsolete inventory compared to the first quarter of 2006 while lower SchoolHouse margins reflected the impact of fixed warehouse costs on reduced sales volume.

Our selling, general and administrative expense decreased by $0.4 million, or 1%, during the first quarter of 2007 compared to the same period in 2006. The decrease was primarily driven by lower employee costs related to the SchoolHouse segment reorganization announced in December 2006, partially offset by higher legal expense associated with ongoing patent litigation, stock-based compensation costs for new executives and costs associated with entering the China market. Selling, general and administrative expense consists primarily of salaries and related employee benefits, legal fees, marketing expenses, systems costs, rent, office equipment, supplies and professional fees.

Our research and development expense increased by $2.0 million, or 16%, during the first quarter of 2007 compared to the same period in 2006 due to an increase in research and development headcount-related costs to support expanded activities related to the planned launches of our new products in 2007 and beyond. Research and development expense consists primarily of costs related to content development, product development and product engineering. We continue to believe that focused investments in research and development are critical to our future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to our core business strategy.

Our advertising expense decreased by $0.7 million, or 12%, in the first quarter of 2007 compared to the same period in 2006 and was primarily due to lower spending for advertising in our International business. Advertising expense consists primarily of television advertising, cooperative advertising, online promotions, agency fees and in-store displays.

Income tax expense increased to a provision of $2.2 million for the first quarter of 2007 from a benefit of $3.9 million for the first quarter of 2006. The increased tax expense is due to a valuation allowance against our domestic deferred tax assets, which prevents us from recording a current year tax benefit for current U.S. losses, coupled with tax expense for our non-U.S. operations.

We reported a loss from operations of $30.2 million for the first quarter of 2007 compared to a loss of $29.2 million for the same quarter of 2006. Driving the $1.0 million increased loss is higher research and development costs, partially offset by lower selling, general and administrative expense and lower advertising expense. Gross profit was little changed from the prior years despite the sales declines as a result of the improvement in gross margin.

Our net loss for the quarter ended March 31, 2007 was $30.4 million, or 49.9% of net sales, compared to a net loss of $23.6 million, or 35% of net sales for the first quarter of 2006 for an increased loss of $6.8 million. Income tax expense of $2.2 million during the quarter ended March 31, 2007 compared to an income tax benefit of $ 3.9 million last year accounted for $6.1 million of the higher loss in 2007.

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

Our significant accounting policies are described in Note 2 to our consolidated financial statements in our 2006 Form 10-K. Certain accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. We believe the following critical accounting policies are the most significant in affecting judgments and estimates used in the preparation of our consolidated financial statements.

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

We disclose our allowances for doubtful accounts on the face of the balance sheet. Our other receivable allowances include allowances for product returns, chargebacks, defective products and promotional markdowns. These other allowances totaled $23.7 million, $25.6 million and $41.5 million at March 31, 2007, March 31, 2006 and December 31, 2006, respectively. The decrease in other receivable allowances was primarily due to lower sales volume and improved shipping operations. These allowances are recorded as reductions of gross accounts receivable.

Inventory Valuation

Inventories, net are stated at the lower of cost, on a first-in, first-out basis, or market value. Our estimate of an allowance for slow-moving, excess and obsolete inventories is based on our management’s review of on-hand inventories compared to their estimated future usage, demand for our products, anticipated product selling prices and products planned for discontinuation. If actual future usage, demand for our products and anticipated product selling prices are less favorable than those projected by our management, additional inventory write-downs may be required. We monitor these estimates on a quarterly basis. When considered necessary, we make additional adjustments to reduce inventory to its net realizable value, with corresponding increases to cost of goods sold. Allowances for excess and obsolete inventory were $30.4 million, $21.1 million and $34.1 million at March 31, 2007, March 31, 2006 and December 31, 2006, respectively, and are recorded as a reduction of gross inventories. The increase in allowances for excess and obsolescence as compared to March 31, 2006, reflects higher reserves for the LeapPad family of products, given their continuing sales declines and planned replacement in 2008, as well as higher reserves for the FLY Pentop Computer. Our next generation FLY Fusion Pentop Computer will be introduced in Fall 2007.

Intangible Assets

Intangible assets include the excess purchase price over the cost of net assets acquired, or goodwill. Goodwill arose from our September 23, 1997 acquisition of substantially all the assets and business of our predecessor,

LeapFrog RBT, and our acquisition of substantially all the assets of Explore Technologies on July 22, 1998. Our intangible assets had a net balance of $25.6 million, $27.2 million and $25.9 million at March 31, 2007, March 31, 2006 and December 31, 2006, respectively and are allocated to our U.S. Consumer segment pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and other intangibles with indefinite lives are tested for impairment at least annually. At March 31, 2007, March 31, 2006 and December 31, 2006, we had $19.5 million of goodwill and other intangible assets with indefinite lives. We tested our goodwill and other intangible assets with indefinite lives for impairment during the fourth quarter by comparing their carrying values to their estimated fair values. As a result of this assessment, we determined that no adjustments were necessary to the stated values.

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

Restricted stock awards and restricted stock units are payable in shares of our Class A common stock. The fair value of each restricted stock or unit is equal to the closing market price of our stock on the trading day immediately prior to the date of grant. The grant date fair value is recognized in income over the vesting period of these stock-based awards, which is generally four years. Stock-based compensation arrangements to non-employees are accounted for using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms.

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

Recent Accounting Pronouncements

The recent accounting pronouncements that apply to us have been grouped by their required respective effective dates:

Effective First Quarter of 2007

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits hybrid financial instruments containing embedded derivative to be measured at fair value at acquisition or at issuance. SFAS 155 requires that previously recognized financial instruments are subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. Change in fair value should be recognized in earnings. SFAS 155 establishes a requirement to evaluate interest in securitized financial assets to determine if they are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The guidance is effective for fiscal years beginning after September 15, 2006. We adopted the bulletin in January 2007. The adoption did not have a material impact in our consolidated financial statement.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 requires a company to disclose its accounting policy (i.e. gross vs. net basis) relating to the presentation of taxes within the scope of EITF 06-3. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The guidance is effective for all periods beginning after December 15, 2006. We adopted EITF 06-03 in January 2007. The adoption did not have a material impact on our consolidated financial statements.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation of FIN 48, the Company recognized approximately a $7.3 million increase in the liability for unrecognized tax benefits. Of this amount, $0.6 million was accounted for as an increase to the January 1, 2007 balance of accumulated deficit. The remaining amount decreased deferred tax assets for net operating loss carrryforwards in the United States. As these tax assets are fully offset by a valuation allowance, the decrease in the deferred tax assets was offset by a reduction in the valuation allowance and there was no impact on accumulated deficit. For a discussion of the impact of adopting FIN 48, see Note 6 to our Consolidated Financial Statements — “Income Taxes” in this report.

Effective First Quarter of 2008

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Adoption of SFAS 157 on our consolidated financial statements is not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value measurement, which permits companies to elect to measure many financial instruments and certain eligible items (available-for-sale and held-to-maturity securities, firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services) at fair value. The fair value election is irrevocable and generally applied instrument-by-instrument basis (entire instrument and not to only specified risks, specific cash flows, or portions of that instrument). If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings, retrospective treatment is not permitted. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS 159 on our consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth selected information concerning our results of operations as a percentage of consolidated net sales for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	59.5	62.7

Gross profit	40.5	37.3

Operating expenses:

Selling, general and administrative	53.2	49.3
Research and development	23.7	18.8
Advertising	9.2	9.3
Depreciation and amortization	4.0	3.8

Total operating expenses	90.1	81.2

Loss from operations	(49.6)	(43.9)
Interest and other income (expense), net	3.3	2.6

Loss before provision (benefit) for income taxes	(46.3)	(41.3)
Provision (benefit) for income taxes	3.7	(5.8)

Net loss	(49.9)%	(35.5)%

Net Sales

Net sales decreased by $5.6 million, or 8% to $60.9 million in the three months ended March 31, 2007 from $66.5 million in the comparable period of 2006. On a constant currency basis, our net sales decreased by 10%.

Net sales for each segment, in dollars and as a percentage of total company net sales, were as follows:

	Three Months Ended March 31,				Change
	2007		2006
Segment	$ (1)	% of Total Company Sales	$ (1)	% of Total Company Sales	$ (1)%
U.S. Consumer	$43.4	71%	$46.8	70%	$(3.4)	(7)%
International	12.5	21%	12.0	18%	0.5	4%
SchoolHouse	5.0	8%	7.7	12%	(2.7)	(34)%

Total Company	$60.9	100%	$66.5	100%	$(5.6)	(8)%

(1)	In millions

U.S. Consumer. Net sales of platform, software and stand-alone products in dollars and as a percentage of the segment’s net sales were as follows:

	Net Sales		Change		% of Total Three Months Ended March 31,
	Three Months Ended March 31,
	2007 (1)	2006 (1)	$ (1)%		2007	2006
Platform	$11.5	$10.9	$0.6	6%	26%	23%
Software	17.6	22.8	(5.2)	(23)%	41%	49%
Stand-alone	14.3	13.1	1.2	9%	33%	28%

Net Sales	$43.4	$46.8	$(3.4)	(7)%	100%	100%

(1)	In millions

Our U.S. Consumer segment net sales were $43.4 million for the first quarter of 2007 compared to $46.8 million in the same period of 2006. The $3.4 million or 7% decrease was primarily due to sales decline of our Reading Solutions, particularly our LeapPad family software. We also experienced sales decline of our FLY Pentop Computer ahead of its planned 2007 replacement. These decreases were partially offset by an increase in sales of our Infant / Toddler / Preschool products, primarily the Little Leaps platform and its related software, which were introduced in the second quarter of 2006 and higher sales of traditional stand-alone products. Sales of our Educational Gaming products also reflected a modest sales increase from prior years.

International. Foreign currency exchange rates favorably impacted our International segment’s results. Excluding the impact of foreign currency, our International segment’s sales would have declined 2% instead of increasing 4%. Sales declines in Canada and our distributor markets were partially offset by sales increases in France. In addition, for the period ended March 31, 2007, we recorded lower sales discounts and allowances attributable to Mexico compared to the same period in 2006.

SchoolHouse. Our SchoolHouse segment’s net sales decrease was due to the implementation of our strategic plan in late 2006, which focuses the segment’s efforts on profitable districts and products. The main driver of our SchoolHouse segment sales decline was the reduction in sales force announced in December 2006.

Gross Profit and Gross Margin

Gross profit for each segment and the related percentage of the segment’s net sales (gross margin) were as follows:

	Three Months Ended March 31,				Change
	2007		2006
Segment	Gross Profit $ (1)	% of Segment Net Sales	Gross Profit $ (1)	% of Segment Net Sales	$ (1)%
U.S. Consumer	$15.9	36.7%	$15.7	33.5%	$0.2	3%
International	5.9	47.2%	4.2	35.0%	1.7	40%
SchoolHouse	2.9	56.5%	4.9	63.6%	(2.0)	(41)%

Total Company	$24.7	40.5%	$24.8	37.3%	$(0.1)	(0)%

(1)	In millions

U.S. Consumer. The 3.2 percentage point increase in gross margin for the first quarter of 2007 compared to the same period in 2006 was primarily due to lower freight costs and the absence of charges for excess and obsolete inventory compared to the first quarter of 2006. Partially offsetting the cost favorability, gross margins were negatively impacted by the effect of sales of discounted LeapPad and FLY products.

International. The 12.2 percentage point increase in gross margin for the first quarter of 2007 compared to the same period in 2006 was primarily attributable to decreased charges for excess and obsolete inventory allowances in our United Kingdom market and lower sales discounts and allowances during the first quarter of 2007 compared to the same period in 2006.

SchoolHouse. The 7.1 percentage point decrease in our SchoolHouse segment’s gross margin was due primarily to the impact of fixed warehouse costs on reduced sales volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for each segment and the related percentage of the segment’s net sales were as follows:

	Three Months Ended March 31,				Change
	2007		2006
Segment	$ (1)	% of Segment Net Sales	$ (1)	% of Segment Net Sales	$ (1)%
U.S. Consumer	$24.6	56.8%	$23.9	51.1%	$0.7	3%
International	4.8	38.7%	4.0	33.3%	0.8	21%
SchoolHouse	3.0	58.8%	4.9	63.6%	(1.9)	(39)%

Total Company	$32.4	53.2%	$32.8	49.3%	$(0.4)	(1)%

(1)	In millions

Selling, general and administrative expense consists primarily of salaries and related employee benefits, legal fees, marketing expenses, systems costs, rent, office equipment, supplies and professional fees. We record all of our indirect expenses in our U.S. Consumer segment and do not allocate these expenses to our International and SchoolHouse segments.

The overall $0.4 million decrease in selling, general and administrative expenses in the first quarter of 2007 was primarily driven by lower employee costs as a result of our SchoolHouse segment reorganization announced in December 2006. This decrease was partially offset by higher legal expense associated with ongoing patent litigation, stock-based compensation expense related to stock grants to new executives and higher operational costs in our International segment associated with our new marketing office in Beijing, China.

Research and Development Expenses

Research and development expense consists primarily of costs associated with content development, product development and product engineering. Research and development costs at our International segment primarily represent the cost to localize product content. Research and development costs at our SchoolHouse segment primarily represent the costs of converting product content to forms acceptable for educators or educational organizations.

Research and development expenses for each segment and the related percentage of the segment’s net sales were as follows:

	Three Months Ended March 31,				Change
	2007		2006
Segment	$ (1)	% of Segment Net Sales	$ (1)	% of Segment Net Sales	$ (1)%
U.S. Consumer	$13.7	31.6%	$10.6	22.6%	$3.1	29%
International	0.5	4.0%	0.8	6.7%	(0.3)	(42)%
SchoolHouse	0.3	5.9%	1.1	14.3%	(0.8)	(69)%

Total Company	$14.5	23.7%	$12.5	18.8%	$2.0	16%

(1)	In millions

We classify research and development expense into two categories, product development and content development. Product development expense reflects the costs related to the conceptual design, engineering and testing stages of our platforms and stand-alone products. Content development expense reflects the costs related to the conceptual design, engineering and testing stages of our software and books. These expenses were as follows:

	Three Months Ended March 31,
	2007		2006		Change
Category	$(1)	% of Total Company Net sales	$(1)	% of Total Company Net sales	$(1)%
Product development	$7.1	11.7%	$7.1	10.7%	$—	0%
Content development	7.4	12.1%	5.4	8.1%	2.0	37%

Research & Development	$14.5	23.8%	$12.5	18.8%	$2.0	16%

(1)	In millions

Research and development expenses increased by $2.0 million for the period ended March 31, 2007 compared to the same period in 2006 primarily as a result of higher costs related to the planned launches in Fall 2007 and 2008.

Advertising Expense

Advertising expenses during the quarter for each segment and related percentage of the segment’s net sales were as follows:

	Three Months Ended March 31,				Change
	2007		2006
Segment	$ (1)	% of Segment Net Sales	$ (1)	% of Segment Net Sales	$ (1)%
U.S. Consumer	$4.8	11.1%	$4.8	10.3%	$0.0	1%
International	0.6	4.8%	1.4	11.7%	(0.8)	(56)%
SchoolHouse	0.1	2.0%	—	0.0%	0.1	N/A

Total Company	$5.5	9.0%	$6.2	9.3%	$(0.7)	(12)%

(1)	In millions

The decrease of $0.7 million in advertising expense for the first quarter of 2007 compared to the corresponding period of the prior year was primarily due to lower spending for advertising in our International business.

Historically, our advertising expense increases significantly in dollars and as a percentage of net sales starting in the third quarter and most heavily in the fourth quarter due to the concentration of our television advertising in the pre-holiday selling period. We anticipate that this seasonal trend will continue in 2007, but we expect that our full-year advertising spending will be consistent as a percentage of sales with historical levels.

Depreciation and Amortization Expenses (excluding depreciation of tooling and amortization of content development expenses, which are included in cost of sales)

Depreciation and amortization expenses decreased by $0.1 million, or 4%, from $2.5 million in the first quarter of 2006 to $2.4 million in the first quarter of 2007. As a percentage of net sales, depreciation and amortization expenses increased to 3.9% in the first quarter of 2007 compared to 3.8% for the same period in 2006. The decrease in depreciation and amortization expense was primarily due to lower amortization expense for intangible assets and other fixed assets, some of which were fully amortized and depreciated.

Loss from Operations

Income or (loss) from operations for each segment and the related percentage of segment’s net sales were as follows:

	Three Months Ended March 31,				Change
	2007		2006
Segment	$ (1)	% of Segment Net Sales	$ (1)	% of Segment Net Sales	$ (1)%
U.S. Consumer	$(29.5)	(68.0)%	$(26.0)	(55.6)%	$(3.5)	(13)%
International	(0.1)	(1.0)%	(2.0)	(16.7)%	1.9	94%
SchoolHouse	(0.6)	(11.0)%	(1.2)	(15.6)%	0.6	53%

Total Company	$(30.2)	(49.5)%	$(29.2)	(43.9)%	$(1.0)	(3)%

(1)	In millions

Loss from operations for the quarter ended March 31, 2007 was $30.2 million, or 49.5% of net sales, compared to a loss of $29.2 million, or 29.2% of net sales for the same period in 2006. This increased loss was primarily due to higher research and development expenses during the first quarter of 2007, partially offset by lower selling, general administrative expense and lower advertising expense.

Other

Net Interest Income and Other (Expense) Income, Net. Net interest income increased by $0.8 million from $1.4 million in 2006 to $2.2 million in 2007. This increased loss was due to higher market interest rates and from increasing the percentage of investments in higher-rate taxable interest securities in 2007, compared to tax-exempt securities in 2006.

Tax Rate. Our effective tax rate for the quarter ended March 31, 2007 was (7.9) % as compared to 13.9% in 2006. The negative effective tax rate for 2007 is caused by a valuation allowance against our domestic deferred tax assets, which prevents us from recording a current year tax benefit for current U.S. losses, coupled with tax expense for our non-U.S. operations.

Net Loss

Our net loss for the quarter ended March 31, 2007 was $30.4 million, or 49.9% of net sales, compared to a net loss of $23.6 million, or 35% of net sales for the first quarter of 2006 for an increased loss of $6.8 million. Income tax expense of $2.2 million during the quarter ended March 31, 2007 compared to an income tax benefit of $3.9 million accounted for $6.1 million of the higher loss in 2007.

SEASONALITY

Our business is highly seasonal, with our retail customers making a large percentage of all purchases in preparation for the traditional holiday season. Our business, being subject to these significant seasonal fluctuations, generally realizes the majority of our net sales and all of our net income during the third and fourth calendar quarters. These seasonal purchasing patterns and production lead times cause risk to our business associated with the under-production of popular items and over-production of items that do not match consumer demand. In addition we have seen our customers managing their inventories more stringently, requiring us to ship products closer to the time they expect to sell to consumers, increasing our risk to meet the demand for specific products at peak demand times, or adversely impacting our own inventory levels by the need to pre-build products to meet the demand.

For more information, see “Part II, Item 1A—Risk Factors— “Our business is seasonal, and therefore our annual operating results depend, in large part, on sales relating to the brief holiday season” and —“If we do not maintain sufficient inventory levels or if we are unable to deliver our product to our customers in sufficient quantities, or if our or our retailers’ inventory levels are too high, our operating results will be adversely affected.”

LIQUIDITY AND CAPITAL RESOURCES

LeapFrog’s primary source of liquidity during the three months ended March 31, 2007 has been cash received from the collection of accounts receivable balances generated from sales in the fourth quarter of 2006 and the first quarter of 2007, partially offset by operating losses.

Cash and related balances are:

	March 31,
	2007(1)	2006(1)	Change (1)
Cash and cash equivalents	$81.4	$97.6	$(16.2)
Short-term investments	114.1	104.7	9.4

Total	$195.5	$202.3	$(6.8)

% of total assets	48%	39%
Total Assets	$409.6	$523.4

(1)	In millions

Financial Condition

We believe our current cash and short-term investments, anticipated cash flow from operations and future seasonal borrowings, if any, will be sufficient to meet our working capital and capital requirements through at least the end of 2007.

Cash and cash equivalents decreased to $81.4 million during the three months ended March 31, 2007 from $97.6 million at March 31, 2006 primarily due to a shift in our investing to short-term investments from cash equivalents. The change in cash and cash equivalents was as follows:

	March 31, 2007
	2007(1)	2006(1)	Change (1)
Net cash provided by operating activities	$49.6	$133.1	$(83.5)
Net cash used in investing activities	(38.0)	(84.6)	46.6
Net cash provided by financing activities	1.2	1.3	(0.1)
Effect of exchange rate changes on cash	1.2	(0.6)	1.8

Increase (decrease) in cash and cash equivalents	$14.1	$49.2	$(35.1)

(1)	In millions

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

	Cash Flow From Operating Activities
	2007(1)	2006(1)	2005(1)
1st Quarter	$49.6	$133.1	$90.6
2nd Quarter	NA	(21.2)	65.3
3rd Quarter	NA	(40.1)	(20.6)
4th Quarter	NA	18.5	(110.6)

Total	$49.6	$90.3	$24.7

(1)	In millions

In November 2005 we entered into a $75.0 million asset-based revolving credit facility with Bank of America. Availability under this agreement was $42.5 million as of March 31, 2007. The borrowing availability varies according to the levels of our accounts receivable and cash and investment securities deposited in secured accounts with the administrative agent or other lenders.

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

Operating Activities

Net cash provided by operating activities was $49.6 million in the quarter ended March 31, 2007 compared to $133.1 million for the same period in 2006. The $83.5 million decrease in net cash provided by operating activities for the three months ended March 31, 2007 compared to the same period in 2006 was primarily due to lower collections of accounts receivable in the first quarter of 2007.

Working Capital – Major Components

Accounts receivable

Gross accounts receivable was $51.5 million at March 31, 2007, $50.3 million at March 31, 2006 and $141.8 million at December 31, 2006. Allowances for doubtful accounts were $0.3 million at March 31, 2007, $1.6 million at March 31, 2006 and $0.8 million at December 31, 2006. Our days sales outstanding, or DSO, at March 31, 2007 was 77 days compared to 67 days at March 31, 2006. The increase reflected the timing of sales during the quarter. We recorded approximately 8% less of the first quarter’s net sales in the first month of 2007 than in the same period of 2006. Our DSO at December 31, 2006 was 71 days.

Allowances for doubtful accounts, as a percentage of gross accounts receivable, were 0.4% at March 31, 2007 compared to 3.1% at March 31, 2006. At December 31, 2006, allowances for accounts receivable was 0.6% of gross accounts receivable.

Inventory

Inventory, net of allowances, was $76.2 million at March 31, 2007, $163.7 million at March 31, 2006 and $73.0 million at December 31, 2006. Inventory increased by $3.2 million, or 4.3%, from December 31, 2006 to March 31, 2007. The increase in our inventory in the first quarter of the year was mainly due to inventory purchases by our U.S. Consumer segment since the end of 2006. The significant decline in our inventory compared to March 31, 2006 is primarily caused by 2006 efforts to reduce our and retailers’ inventories.

Deferred income taxes

We recorded a gross current domestic deferred tax asset of $13.4 million at March 31, 2007, $11.1 million at March 31, 2006 and $15.1 million at December 31, 2006. The year-over-year increase in our gross domestic current deferred income tax asset was primarily due to the timing of realizing other deferred tax assets. The March 31, 2007 and December 31, 2006 our current domestic deferred tax assets were offset with a valuation allowance of $13.4 million and $15.1 million, respectively.

We recorded a gross non-current domestic deferred tax asset of $49.0 million at March 31, 2007, $19.3 million at March 31, 2006 and $45.3 million at December 31, 2006. The increases from March 31, 2006 and year-end in gross non-current deferred tax assets are primarily due to net operating losses and additional research and development credits available to be carried forward in future periods. The March 31, 2007 and December 31, 2006 are non-current domestic deferred tax assets were offset with a valuation allowance of $49.0 million and $45.3 million, respectively.

The remaining net current and non-current deferred tax assets on the balance sheet of $1.2 million and $0.1 million, respectively, are attributable to our foreign operations.

Accounts payable

Accounts payable was $39.2 million at March 31, 2007, $22.5 million at March 31, 2006 and $46.7 million at December 31, 2006. The increase in accounts payable from March 31, 2006 to March 31, 2007 reflects inventory purchases at the end of the first quarter.

Investing Activities

Net cash used in investing activities was $37.9 million in the first quarter ended March 31, 2007, compared to a use of $84.6 million for the same period in 2006. The primary components of net cash used in investing activities for the first quarter of 2007 compared to the same period in 2006 were:

•	Net sales and purchases of short-term investments of $32.8 million in 2007 compared with the net sales and purchases of investments of $80.2 million in 2006.

•	Purchases of property and equipment of $5.1 million in 2007 related primarily to computers and software, capitalized content and leasehold improvements.

Financing Activities

Net cash provided by financing activities was $1.2 million in the first quarter ended March 31, 2007 compared to $1.3 million for the same period in 2006. The primary component of cash provided by financing activities in both years was proceeds received from the exercise of stock options and purchases of our Class A common stock pursuant to our employee stock purchase plan.

Commitments

We lease office and warehouse space under noncancelable operating leases having initial terms in excess of one year and expiring in various years between 2006 and 2016. In March 31, 2007, our aggregate minimum lease obligation over the term of these leases that terminate at various dates through 2016 is $8.0 million. We are also obligated to pay certain minimum royalties in connection with license agreements to which we are a party. At March 31, 2007, we had a minimum royalty obligation of $1.2 million over the term of certain royalty contracts, which terminate at various dates through 2011.

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

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements. We recorded a net gain of less than $0.1 million and a net loss of $0.6 million on the foreign currency forward contracts for the quarters ended March 31, 2007 and 2006, respectively. We also recorded a net loss of $0.3 million and a net gain of $0.9 million on the underlying transactions denominated in foreign currencies for the quarters ended March 31, 2007 and 2006, respectively.

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts that were outstanding as of March 31, 2007 follows:

	Average Forward Exchange Rate per $1	Notional Amount in Local Currency (1)	Instrument Fair Value (2)
British Pound (US$/GBP)	1.973	14,779	$(23)
Euro (US$/Euro)	1.341	9,358	39
Canadian Dollar (C$/US$)	1.151	9,919	7
Mexican Peso (MXP/US$)	11.121	131,333	(70)

Total			$(47)

(1)	In thousands of local currency
(2)	In thousands of U.S. dollars

Cash equivalents and short-term investments are presented at fair value on our balance sheet. We invest our excess cash in accordance with our investment policy. At March 31, 2007, March 31, 2006 and December 31, 2006, our cash was invested primarily in money market funds, municipal auction rate certificates and commercial paper. Any adverse changes in interest rates or securities prices may decrease the value of our short-term investments and operating results.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, or disclosure controls. This controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer, or CEO, and Chief Financial Officer or CFO. Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Based upon the controls evaluation, our CEO and CFO have concluded that our disclosure controls were effective as of March 31, 2007.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, LeapFrog is party to various pending claims and lawsuits. We are currently party to the lawsuits described below, and we intend to defend or pursue these suits vigorously.

Tinkers & Chance v. LeapFrog Enterprises, Inc.

In August 2005, Tinkers & Chance, a Texas partnership, filed a complaint against us in the federal district court for the Eastern District of Texas. The complaint alleges that we have infringed, and induced others to infringe, United States Patent No. 6,739,874 by making, selling and/or offering for sale in the United States and/or importing our LeapPad and Leapster platforms and other unspecified products. Tinkers & Chance seeks unspecified monetary damages, including triple damages based on its allegation of willful and deliberate infringement, attorneys’ fees and injunctive relief. In the spring of 2006, the court granted Tinkers & Chance’s motions to amend the complaint to add claims of infringement of U.S. Patent Nos. 7,006,786; 7,018,213; 7,029,283 and 7,050,754 against our LeapPad, Leapster and L-MAX platforms. A claim construction hearing is set for May 10, 2007 and trial is scheduled for November 2007.

LeapFrog Enterprises, Inc. v. Fisher-Price, Inc. and Mattel, Inc.

In October 2003, we filed a complaint in the federal district court for the district of Delaware against Fisher-Price, Inc., alleging that the Fisher-Price PowerTouch learning system violates United States Patent No. 5,813,861. In September 2004, Mattel, Inc. was joined as a defendant. We are seeking damages and injunctive relief. Following a trial in the district court, the court declared a mistrial because the jury was unable to reach a unanimous verdict, and the parties stipulated to have the case decided by the court based on the seven-day trial record. On March 30, 2006, the district court issued an order entering judgment in favor of Fisher-Price, Inc. with respect to patent infringement and invalidated claim 25 of our ‘861 patent. We appealed this decision and a hearing on the appeal was held in March 7, 2007. The parties are awaiting a ruling on the appeal by the court of appeal.

Stockholder Class Actions

In December 2003, April 2005 and June 2005, six purported class action lawsuits were filed in federal district court for the Northern District of California against us and certain of our former officers alleging violations of the Securities Exchange Act of 1934. These actions have since been consolidated into a single proceeding captioned In Re LeapFrog Enterprises, Inc. Securities Litigation. On January 27, 2006, the lead plaintiffs in this action filed an amended and consolidated complaint. In July 2006, the Court granted our motion to dismiss the amended and consolidated complaint with leave to amend. On September 29, 2006, plaintiffs filed a second amended consolidated class action complaint. This second amended complaint seeks unspecified damages on behalf of persons who acquired our Class A common stock during the period July 24, 2003 through October 18, 2004. Like the predecessor complaint, this complaint alleges that the defendants caused us to make false and misleading statements about our business and forecasts about the financial performance, and that certain of our current and former individual officers and directors sold portions of their stock holdings while in the possession of adverse, non-public information. We have filed a motion to dismiss the second amended consolidated complaint, and a hearing on our motion was held on March 16, 2007. The parties are awaiting a ruling on the motion. Discovery has not commenced, and a trial date has not been set.

Item 1A.	Risk Factors

Our business and the results of its operations are subject to many factors, some of which are beyond our control. The following is a description of some of the risks and uncertainties that may affect our future financial performance.

Our operating plan may not correct recent trends in our business.

In July 2006, our board of directors appointed Jeffrey G. Katz as our President and Chief Executive Officer. Under Mr. Katz’s leadership, we commenced and completed a full strategic review of our business. The critical strategic themes of the plan that resulted from this review are detailed in “Part I, Item 1—Business— Overview” in our 2006 Form 10-K.

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

Our future success depends partly on the continued contribution of our key executives and technical, sales, marketing, manufacturing and administrative personnel. Since mid-2006, we have reorganized our management team and appointed new global business leaders for our product lines. During late 2006, we hired a new Vice President of Software Engineering, Vice President of Web Products, Vice President of Hardware Engineering, and Senior Vice President of Human Resources, and in early 2007, we hired a new Executive Vice President, International, Executive Vice President of Product, Innovation and Marketing and Vice President, Financial Planning and Analysis. In addition to hiring new management personnel, we have experienced significant turnover in our management positions. If our new leaders are unable to properly integrate into the business or if we are unable to replace personnel or functional capabilities on a timely basis or at all, our business will be adversely affected.

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

Our business depends on three retailers that together accounted for approximately 66% on an annual basis of our consolidated net sales and 80% of the U.S. Consumer segment sales in 2006, and our dependence upon a small group of retailers may increase.

Wal-Mart (including Sam’s Club), Toys “R” Us and Target accounted in the aggregate for approximately % of our net sales in 2006. In 2006, sales to Wal-Mart (including Sam’s Club), Toys “R” Us and Target accounted for approximately 26%, 22% and 18%, respectively, of our consolidated net sales. We expect that a small number of large retailers will continue to account for a significant majority of our sales and that our sales to these retailers may increase as a percentage of our total sales.

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

We derived approximately 23% of our net sales from markets outside the United States 2006. During the first quarter of 2007, we completed a strategic review of our international business and are taking action to strengthen our international product and distribution effectiveness. However, our efforts to increase sales for our products outside the United States may not be successful and may not achieve higher sales or gross margins or contribution to profitability.

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

Our success depends in large part on our proprietary technologies that are used in our learning platforms and related software. We rely, and plan to continue to rely, on a combination of patents, copyrights, trademarks, service trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. The contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our intellectual property or deter independent third-party development of similar technologies. The steps we have taken may not prevent unauthorized use of our intellectual property, particularly in foreign countries where we do not hold patents or trademarks or where the laws may not protect our intellectual property as fully as in the United States. Some of our products and product features have limited intellectual property protection, and, as a consequence, we may not have the legal right to prevent others from reverse engineering or otherwise copying and using these features in competitive products. In addition, monitoring the unauthorized use of our intellectual property is costly, and any dispute or other litigation, regardless of outcome, may be costly and time-consuming and may divert our management and key personnel from our business operations. However, if we fail to protect or to enforce our intellectual property rights successfully, our rights could be diminished and our competitive position could suffer, which could harm our operating results. For additional discussion of litigation related to the protection of our intellectual property, see “Part I, Financial Information, Note 12 to the Consolidated Financial Statements—Commitments and Contingencies— Legal Proceedings—LeapFrog Enterprises, Inc. v. Fisher-Price, Inc. and Mattel, Inc.” in this report.

Third parties have claimed, and may claim in the future, that we are infringing their intellectual property rights, which may cause us to incur significant litigation or licensing expenses or to stop selling some of our products or using some of our trademarks.

In the course of our business, we periodically receive claims of infringement or otherwise become aware of potentially relevant patents, copyrights, trademarks or other intellectual property rights held by other parties. Responding to any infringement claim, regardless of its validity, may be costly and time-consuming, and may divert our management and key personnel from our business operations. If we, our distributors or our manufacturers are adjudged to be infringing the intellectual property rights of any third-party, we or they may be required to obtain a license to use those rights, which may not be obtainable on reasonable terms, if at all. We also may be subject to significant damages or injunctions against the development and sale of some of our products or against the use of a trademark or copyright in the sale of some of our products. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all the liability that could be imposed. For more information regarding this see “Part I, Financial Information, Note 12 to the Consolidated Financial Statements—Commitments and Contingencies—Legal Proceedings —Tinkers & Chance v. LeapFrog Enterprises, Inc.” in this report.

Our net loss would be increased and our assets would be reduced if we are required to record impairment of our intangible assets.

Intangible assets include the excess purchase price over the cost of net assets acquired, or goodwill. Goodwill arose from our September 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, and our acquisition of substantially all the assets of Explore Technologies in July 1998. Our intangible assets had a net balance of $25.9 million, $27.6 million December 31, 2006 and 2005, respectively, which are allocated to our U.S. Consumer segment. Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangibles with indefinite lives are tested for impairment at least annually. In determining the existence of impairment, we consider changes in our strategy and in market conditions and this could result in adjustments to our recorded asset balances. Specifically, we would be required to record impairment if the carrying values of our intangible assets exceed their estimated fair values. Such impairment recognition would decrease the carrying value of intangible assets and increase our net loss. At December 31, 2006 and 2005, we had $19.5 million of goodwill and other intangible assets with indefinite lives. We tested our goodwill and other intangible assets with indefinite lives for impairment during the fourth quarter by comparing their carrying values to their estimated fair values. As a result of this assessment, we determined that no adjustments were necessary to the stated values.

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

We are subject from time to time to regulatory investigations, litigation and arbitration disputes. As the outcome of these matters is difficult to predict, it is possible that the outcomes of any of these matters could have a material adverse effect on the business. For more information regarding litigation see “Part I, Financial Information, Note 12 to the Consolidated Financial Statements—Commitments and Contingencies—Legal Proceedings” in this report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 and December 31, 2005. The assessment as of December 31, 2006, concluded that these controls were effective, and the assessment as of December 31, 2005 identified a material weakness in our internal control over financial reporting for our financial statement close process. For more information, see “Part II, Item 9A. Controls and Procedures” in our 2006 Form 10-K on our assessment of our internal control over financial reporting. We received an unqualified opinion from our external auditors on our financial statements for the years ended December 31, 2006 and 2005. Areas of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective at any time in the future, or if our external auditors are unable to express an opinion that our internal control over financial reporting is effective, investors may lose confidence in our reported financial information, which could result in the decrease of the market price of our Class A common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In February 2007, 3,351 shares of our Class A common stock were delivered to us by Robert Moon to satisfy Mr. Moon’s tax withholding obligation that became due upon the vesting of certain shares granted to him pursuant to a restricted stock award on March 28, 2005.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
February 23, 2007	3,351 shares of LeapFrog Class A common stock	$11.03	N/A*	N/A*

*	LeapFrog does not have a plan or program to repurchase its Class A common stock. The repurchase of the shares listed in the above table is related to the withholding of shares to pay taxes that became due upon the vesting of a restricted stock award granted to a Section 16 executive officer of LeapFrog.

Item 6.	Exhibits.

3.03(a)	Amended and Restated Certificate of Incorporation.

3.04(a)	Amended and Restated Bylaws.

4.01(n)	Form of Specimen Class A Common Stock Certificate.

4.02(b)	Fourth Amended and Restated Stockholders Agreement, dated May 30, 2004, among LeapFrog and the investors named therein.

10.01	Form of Indemnification Agreement entered into by LeapFrog with certain of its directors and executive officers.

10.02	Certain Compensation Arrangements with Named Executive Officers

24.01	Power of Attorney (see signature page to this Form 10-K).

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: May 4, 2007

/s/ William B. Chiasson
William B. Chiasson
Chief Financial Officer (Principal Financial Officer)

Dated: May 4, 2007