Form 10-Q/A
period 2007-03-31
LEAPFROG ENTERPRISES INC
filed 2007-05-18
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

(Amendment No.1)

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

The number of shares of Class A common stock, par value $0.0001, and Class B common stock, par value $0.0001, outstanding as of April 30, 2007 was 35,683,699 and 27,614,176, respectively.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A is an amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (the “Report”) filed with the Securities and Exchange Commission on May 4, 2007. This Form 10-Q/A is being filed for the sole purpose of correcting the error on the cover page in the number of shares outstanding of the Registrant’s Class A common stock as of April 30, 2007 which should be 35,683,699 instead of 63,297,875. In addition, the Registrant is also including Exhibits 31.1 and 31.2, as required by the filing of this Form 10-Q/A. This Form 10-Q/A does not alter any other part of the content of the Report and does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc.
(Registrant)

/s/ Jeffrey G. Katz
Jeffrey G. Katz President and Chief Executive Officer (Principal Executive Officer)

Dated: May 18, 2007

/s/ William B. Chiasson
William B. Chiasson Chief Financial Officer (Principal Financial Officer)

Dated: May 18, 2007

Exhibit Index

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended