Form 10-Q
period 2007-06-30
LEAPFROG ENTERPRISES INC
filed 2007-08-07
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of Class A common stock, par value $0.0001, and Class B common stock, par value $0.0001, outstanding as of July 31, 2007 was 35,774,219 and 27,614,176 respectively.

Part I

Financial Information

Part II

Other Information

i

PART I.

FINANCIAL INFORMATION

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,		December 31,
	2007	2006	2006
	(Unaudited)		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$64,260	$69,749	$67,314
Short-term investments	89,500	111,040	80,784
Accounts receivable, net of allowances of $360, $2,694, and $785 at June 30, 2007 and 2006 and December 31, 2006, respectively	41,804	52,292	141,816
Inventories	103,782	186,100	73,020
Prepaid expenses and other current assets	21,482	22,544	23,339
Deferred income taxes	3,959	12,386	1,156

Total current assets	324,787	454,111	387,429

Property and equipment	30,846	23,289	27,794
Deferred income taxes	159	24,590	148
Intangible assets, net	25,221	26,732	25,933
Other assets	9,139	10,916	9,137

Total assets	$390,152	$539,638	$450,441

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$51,368	$62,040	$46,720
Accrued liabilities and deferred revenue	34,535	31,191	50,001
Income taxes payable	1,405	1,489	724

Total current liabilities	87,308	94,720	97,445

Long-term liabilities	22,215	19,570	19,034
Stockholders' equity:
Class A common stock, par value $0.0001; 139,500 shares authorized; shares issued and outstanding: 35,760; 35,317 and 35,455 at June 30, 2007 and 2006 and December 31, 2006, respectively	4	4	4
Class B common stock, par value $0.0001; 40,500 shares authorized; shares issued and outstanding: 27,614 at June 30, 2007 and 2006 and December 31, 2006, respectively	3	3	3
Treasury stock	(185)	(185)	(185)
Additional paid-in capital	348,712	339,490	343,310
Accumulated other comprehensive income	3,476	2,578	3,122
(Accumulated deficit) retained earnings	(71,381)	83,458	(12,292)

Total stockholders’ equity	280,629	425,348	333,962

Total liabilities and stockholders’ equity	$390,152	$539,638	$450,441

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$55,995	$68,118	$116,919	$134,668
Cost of sales	35,711	51,000	71,932	92,761

Gross profit	20,284	17,118	44,987	41,907

Operating expenses:
Selling, general and administrative	29,909	27,989	62,342	60,836
Research and development	14,032	12,871	28,493	25,311
Advertising	4,223	8,445	9,806	14,603
Depreciation and amortization	2,510	2,418	4,929	4,947

Total operating expenses	50,674	51,723	105,570	105,697

Loss from operations	(30,390)	(34,605)	(60,583)	(63,790)
Interest expense	(66)	(4)	(74)	(103)
Interest income	2,205	2,173	4,439	3,549
Other (expense) income, net	637	(1,245)	417	(784)

Loss before provision for income taxes	(27,614)	(33,681)	(55,801)	(61,128)
(Provision) Benefit for income taxes	(414)	7,935	(2,653)	11,786

Net loss	$(28,028)	$(25,746)	$(58,454)	$(49,342)

Net loss per common share:
Basic and Diluted	$(0.44)	$(0.41)	$(0.92)	$(0.79)

Shares used in calculating net loss per common share:
Basic and Diluted	63,325	62,758	63,280	62,617

See accompanying notes

LEAPFROG ENTERPRISES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Net loss	$(58,454)	$(49,342)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,052	8,146
Amortization	712	842
Unrealized foreign exchange (gain) loss	(2,084)	185
Loss (gain) on disposal of property and equipment	(8)	373
Provision for doubtful accounts	(226)	(180)
Deferred income taxes	(2,814)	(9,666)
Stock-based compensation	4,545	3,837
Investment accretion	(778)	—
Other	(732)	71
Other changes in operating assets and liabilities:
Accounts receivable	100,238	205,635
Inventories	(30,762)	(17,028)
Prepaid expenses and other current assets	1,857	(1,225)
Other assets	(2)	(4,151)
Accounts payable	4,648	(12,289)
Accrued liabilities and deferred revenue	(15,466)	(12,640)
Long-term liabilities	2,312	(407)
Deferred income taxes	233	—
Income taxes payable	681	(292)

Net cash provided by operating activities	11,952	111,869

Investing activities:
Purchases of property and equipment	(11,097)	(7,990)
Purchases of investments	(442,341)	(200,187)
Sale of investments	434,403	112,947

Net cash used in investing activities	(19,035)	(95,230)

Financing activities:
Purchases of treasury stock	—	(37)
Proceeds from the exercise of stock options and employee stock purchase plan	1,588	3,257

Net cash provided by financing activities	1,588	3,220

Effect of exchange rate changes on cash	2,441	1,468

Increase (decrease) in cash and cash equivalents	(3,054)	21,327
Cash and cash equivalents at beginning of period	67,314	48,422

Cash and cash equivalents at end of period	$64,260	$69,749

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

Certain amounts in the financial statements for prior periods have been reclassified to conform to the current year presentation.

The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial information included herein should be read in conjunction with the Company’s consolidated financial statements and related notes in its 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2007 (the “2006 Form 10-K”).

2.	Stock-Based Compensation

For the three and six months ended June 30, 2007, the Company recognized total stock-based compensation expense (stock options, restricted awards, restricted stock units (RSUs) and performance shares) of $1,834 and $4,545 compared to $1,474 and $3,837 for the three and six months ended June 30, 2006. During the six months ended June 30, 2007, the Company granted 111 stock options and 45 restricted stock awards and RSUs. At June 30, 2007 and 2006 the Company had $22,328 and $12,341 of unrecognized compensation cost related to nonvested stock options and restricted stock awards and units, which amounts are expected to be recognized over a weighted-average period of approximately 2.7 years and 2.2 years, respectively.

On May 1, 2007, the stockholders approved an amendment to the Company’s 2002 Equity Incentive Plan to increase the number of shares of Class A common stock reserved for issuance under the plan to 24,000 from 21,000.

3.	Cash and Cash Equivalents

Cash and cash equivalents represent cash and investments with original maturities of three months or less. The Company’s cash and cash equivalents consist of cash, certificate of deposits and money market funds.

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

The Company classifies all investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, which approximates cost. The Company records gains and losses, if any, in other (expense) income, net on the consolidated statements of operations. The cost of securities sold is based on the specific identification method.

Concentration of credit risk is managed by diversifying investments among a variety of high credit-quality issuers.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

5.	Inventories

Inventories consist of the following:

	June 30,		December 31,
	2007	2006	2006
Raw materials	$5,081	$26,709	$6,755
Work in process	15,875	33,327	8,093
Finished goods	102,484	136,687	92,301
Write-downs	(19,658)	(10,623)	(34,129)

Inventories	$103,782	$186,100	$73,020

At June 30, 2007 and 2006, the Company accrued liabilities for cancelled purchase orders totaling $732 and $7,240, respectively. At December 31, 2006, the Company accrued $2,451 for cancelled purchase orders.

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

The Company files income tax returns in the U.S. federal, various states and foreign jurisdictions and has substantially concluded all U.S. federal and state income tax matters through 1999. The Company is currently under examination by the Internal Revenue Service (IRS) and by certain foreign jurisdictions. The IRS examination is related to Research and Experimentation Credit refund claims filed for tax years 2001, 2002 and 2003, which is anticipated to be completed by the second quarter of 2008. Mexico and the United Kingdom taxing authorities are currently reviewing the 2004 tax year, but there are currently no proposed adjustments. Mexico’s review is anticipated to be completed in 2007 and the United Kingdom’s completion date is still tentative. California has notified the Company of a pending review related to its Research and Experimentation Credits claimed for the tax years 2001, 2002 and 2003, however, the Company has not been notified of when the review will commence. With respect to these items, the outcome is not yet determinable. However, management does not anticipate that any adjustments would result in a material change to the results of operations, financial condition or liquidity.

The effective income tax (expense) benefit rates recognized in the statements of operations were (4.8)% and 19.3% for the six months ended June 30, 2007 and 2006, respectively. The effective income tax (expense) benefit rates for the three months ended June 30, 2007 and 2006 were (1.5)% and 23.6%, respectively. The full year effective income tax (expense) benefit rates for 2007 is expected to be (6.0) % compared to (22.5) % in 2006. The negative effective tax rate in both years is due to a non-cash valuation allowance first recorded in the third quarter of 2006 against the Company’s domestic deferred tax assets, which results in us not recording a current year tax benefit for current U.S. losses, coupled with tax expense for our non-U.S. operations.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

7.	Comprehensive Loss

Comprehensive loss is comprised of net loss and currency translation adjustment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(28,028)	$(25,746)	$(58,454)	$(49,342)
Currency translation adjustment	217	1,404	355	1,653

Comprehensive loss	$(27,811)	$(24,342)	$(58,099)	$(47,689)

8.	Derivative Financial Instruments

At June 30, 2007 and 2006, the Company had outstanding foreign exchange forward contracts, all with maturities of approximately one month, to purchase and sell the equivalent of approximately $44,350 and $48,728, respectively in foreign currencies, including British Pounds, Canadian Dollars, Euros and Mexican Pesos. The fair market value of these instruments at June 30, 2007 and June 30, 2006 was $78 and $250, respectively, and was recorded in accrued liabilities. At December 31, 2006, the fair market value of $371 for derivative financial instruments was recorded in prepaid expense and other current assets. The Company believes the counterparties to these contracts are creditworthy multinational commercial banks and thus the risks of counterparty nonperformance associated with these contracts are not considered to be material. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no assurance that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations.

On the foreign currency forward contracts, the Company recorded net losses of $1,485 and $1,438 for the three and six months ended June 30, 2007, respectively, compared to net losses of $1,940 and $2,518 for the three and six months ended June 30, 2006, respectively. During the three and six months ended June 30, 2007, the Company also recorded net gains of $2,100 and $1,837, respectively, on the underlying transactions denominated in foreign currencies compared to net gains of $695 and $1,635 for the three and six months ended June 30, 2006, respectively. Both hedging and transaction gains and losses are recorded in other (expense) income, net on the statements of operations.

9.	Net Loss Per Share

The Company follows the provisions of Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (SFAS 128), which requires the presentation of basic net income (loss) per common share and diluted net income (loss) per common share. Basic net income (loss) per common share excludes any dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(28,028)	$(25,746)	$(58,454)	$(49,342)

Denominator:
Basic and Diluted
Class A and B — weighted average shares	63,325	62,758	63,280	62,617

Net loss per Class A and B share:
Basic and Diluted	$(0.44)	$(0.41)	$(0.92)	$(0.79)

If the Company had reported net income for the three and six months ended June 30, 2007, the calculations of diluted net income per Class A and B share would have included as of June 30, 2007 additional common equivalent shares of 298 and 318, respectively, related to outstanding stock options and unvested restricted stock. For the three and six month periods ended June 30, 2006, the calculation excludes anti-dilutive effect of 356 and 376 common equivalent shares, respectively.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

10.	Segment Reporting

The Company's consolidated financial statements include three reportable segments, namely U.S. Consumer, International and SchoolHouse. These segments have been identified and aggregated based on the Company’s organizational structure. The Company records all indirect expenses and assets as a part of the U.S. Consumer segment and does not allocate these expenses or items to its International and SchoolHouse segments. The accounting policies of the segments are the same as those described in “Part I, Item 2— Managements’ Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies, Judgments and Estimates” in this report.

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

The following table sets forth reportable segment net sales and loss from operations to the Company’s consolidated totals.

	Net Sales	Income / (Loss) from operations
Three Months Ended June 30, 2007
U.S. Consumer	$31,934	$(31,426)
International	13,842	(2,776)
SchoolHouse	10,219	3,812

Total	$55,995	$(30,390)

Three Months Ended June 30, 2006
U.S. Consumer	$40,320	$(32,902)
International	14,869	(4,475)
SchoolHouse	12,929	2,772

Total	$68,118	$(34,605)

Six Months Ended June 30, 2007
U.S. Consumer	$75,297	$(60,920)
International	26,312	(2,901)
SchoolHouse	15,310	3,237

Total	$116,919	$(60,583)

Six Months Ended June 30, 2006
U.S. Consumer	$87,122	$(58,872)
International	26,910	(6,511)
SchoolHouse	20,636	1,593

Total	$134,668	$(63,790)

Sales invoiced to Wal-Mart (including Sam’s Club), Toys “R” Us and Target in the aggregate accounted for approximately 68% and 73% of the Company’s U.S. Consumer segment gross sales for the three and six months ended June 30, 2007. For the same periods ended June 30, 2006, sales invoiced to Wal-Mart (including Sam’s Club), Toys “R” Us and Target in the aggregate accounted for approximately 72% and 74% of U.S. Consumer segment gross sales.

In December 2006, the Company announced the restructuring initiative for the SchoolHouse segment to focus its sales and product development resources on reading curriculum for core grade levels and to better align it with its consumer strategy. This restructuring, which was completed in January 2007, led to the termination of 59 full-time employees.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Due to the seasonal nature of the Company’s business, the sales trend and product mix during the three and six months ended June 30, 2007 and 2006 is not necessarily indicative of the Company’s expected full year results.

11.	Borrowings Under Credit Agreements

In November 2005, the Company entered into a $75,000 asset-based revolving credit facility with Bank of America. Availability under this agreement was $30,980 as of June 30, 2007. The borrowing availability varies according to the levels of the Company’s accounts receivable and cash and investment securities deposited in secured accounts with the administrative agent or other lenders. There were no borrowings outstanding under this agreement at June 30, 2007.

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

12.	Commitments and Contingencies

From time to time, the Company is party to various pending claims and lawsuits. The Company is currently party to the lawsuits described below, and it intends to defend or pursue these suits vigorously.

Tinkers & Chance v. LeapFrog Enterprises, Inc.

In August 2005, Tinkers & Chance, a Texas partnership, filed a complaint against the Company in the federal district court for the Eastern District of Texas. The complaint alleges that the Company has infringed, and induced others to infringe, United States Patent No. 6,739,874 by making, selling and/or offering for sale in the United States and/or importing the Company’s LeapPad and Leapster platforms and other unspecified products. Tinkers & Chance seeks unspecified monetary damages, including triple damages based on its allegation of willful and deliberate infringement, attorneys’ fees and injunctive relief. In the spring of 2006, the court granted Tinkers & Chance's motions to amend the complaint to add claims of infringement of U.S. Patent Nos. 7,006,786; 7,018,213; 7,029,283 and 7,050,754 against the Company’s LeapPad, Leapster and Leapster L-MAX platforms. A claim construction order was issued by the court in June 2007. The parties are conducting discovery, which is scheduled to be completed in August 2007, and a trial is scheduled for November 2007. The Company has not accrued any amount related to this matter because the incurrence of liability is not currently probable and estimable.

LeapFrog Enterprises, Inc. v. Fisher-Price, Inc. and Mattel, Inc.

In October 2003, the Company filed a complaint in the federal district court for the district of Delaware against Fisher-Price, Inc., alleging that the Fisher-Price PowerTouch learning system violates United States Patent No. 5,813,861. In September 2004, Mattel, Inc. was joined as a defendant. The Company was seeking damages and injunctive relief. Following a trial in the district court, the court declared a mistrial because the jury was unable to reach a unanimous verdict, and the parties stipulated to have the case decided by the court based on the seven-day trial record. On March 30, 2006, the district court issued an order entering judgment in favor of Fisher-Price, Inc. with respect to patent infringement and invalidated claim 25 of the Company’s ‘861 patent. The Company appealed this decision, and in May 2007 the court of appeal for the federal circuit denied the Company’s appeal. The Company is no longer taking any action related to this proceeding.

Stockholder Class Actions

In December 2003, April 2005 and June 2005, six purported class action lawsuits were filed in federal district court for the Northern District of California against the Company and certain of the Company’s former officers alleging violations of the Securities Exchange Act of 1934. These actions have since been consolidated into a single proceeding captioned In Re LeapFrog Enterprises, Inc. Securities Litigation. In January 2006, the lead plaintiffs in this action filed an amended and consolidated complaint. In July 2006, the Court granted the Company’s motion to dismiss the amended and consolidated complaint with leave to amend. In September 2006, plaintiffs filed a second amended consolidated class

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

action complaint. This second amended complaint seeks unspecified damages on behalf of persons who acquired the Company’s Class A common stock during the period July 24, 2003 through October 18, 2004. Like the predecessor complaint, this complaint alleges that the defendants caused the Company to make false and misleading statements about the Company’s business and forecasts about the Company’s financial performance, and that certain of the Company’s current and former individual officers and directors sold portions of their stock holdings while in the possession of adverse, non-public information. The Company has filed a motion to dismiss the second amended consolidated complaint, and a hearing on the Company’s motion was held in March 2007. The parties are awaiting a ruling on the motion. Discovery has not commenced, and a trial date has not been set. The Company has not accrued any amount related to this matter because the incurrence of liability is not currently probable and estimable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read with our financial statements and notes included elsewhere in this quarterly report on Form 10-Q. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will” and “would” or any variations of words with similar meanings. These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, risks and uncertainties discussed in this report, including those discussed in Part II, Item 1A under the heading “Risk Factors” and those that are or may be discussed from time to time in our public announcements and filings with the SEC, such as in our 2006 Form 10-K, under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and our future Forms 8-K, 10-Q and 10-K. We undertake no obligation to revise the forward-looking statements contained in this quarterly report on Form 10-Q to reflect events or circumstances occurring after the date of the filing of this report.

OVERVIEW

Executive Summary

LeapFrog designs, develops and markets innovative, technology-based learning products and related proprietary content for children of all ages at home and in schools around the world. Our goal is to create educational products that kids love, parents trust and teachers value.

Founded in 1995, LeapFrog has developed a family of learning platforms that come to life with more than 100 interactive software titles, covering important subjects such as phonics, reading, writing, math and others. In addition, we have created a broad line of “standalone” educational products that do not require the separate purchase of software and are generally targeted at young children – from infants to five year olds. Our products are sold through retailers, distributors and directly to schools. Today, LeapFrog’s products are in over 16 million households and are available in six languages at major retailers globally.

Beginning in July 2006, LeapFrog conducted a strategic review of its operations. Based on the findings, we have begun implementing significant changes to reestablish us as a growing, profitable and innovative organization. First among these initiatives is strengthening our senior management team to fill leadership gaps, and to add skill sets required to support the strategic initiatives outlined below:

•

Regain market leadership in the learn-to-read market. Leveraging our brand strength with parents and teachers, we plan to reassume a leading position in this market, which is estimated to be $1 billion in the United States alone. In this regard, we are planning to introduce a portfolio of new reading products in 2008, rather than a one-for-one replacement of the LeapPad system.

•

Build the business around key technology platform architectures. We intend to simplify our platform architecture in order to reduce research and development costs as a percentage of sales. Focusing on fewer technical platforms will enable us to create products more quickly and with less uncertainty surrounding cost and performance.

•

Provide web connectivity for all core products. Web-enabling our products is critical to improving our users’ experience and driving sales. In the third quarter of 2007, we plan to launch a number of new products, including our new FLY Fusion Pentop Computer, our first web-connected platform. We plan to introduce other web-connected products, including a web-connected version of the Leapster handheld, in 2008.

•	Strengthen the total portfolio of products. Our strategy is to strengthen our overall product range and manage it as a portfolio by building a diverse set of products which produce good financial performance for retailers and for LeapFrog, rather than relying on a single product with blockbuster potential. While blockbusters have been developed in the past, such as our LeapPad and Leapster product lines and we strive to build outstanding products, we are managing the Company to be able to sustain good performance even through product transitions.

•

Build a metrics oriented culture. Management is committed to establishing a metrics-driven culture throughout the organization. Our employees have specific and measurable goals that tie directly to our corporate strategies and objectives. All employees (where local regulations permit) are tied to a compensation program that is aligned with these goals and metrics.

We intend to continue to make operational improvements that will enable us to deliver improved financial performance and create value for stockholders. Our key achievements during the first half of 2007 included the following:

•

Started shipments of our ClickStart My First Computer, or ClickStart, in June. ClickStart is an interactive system designed for children ages 3 to 6 that turns a television into a kid-friendly computer experience that introduces core preschool skills, and basic computer functionality.

•

Continuing to improve supply chain management and processes. In order to improve cash flow and inventory management, we are continuing work on lowering the direct cost of product materials and components and reducing the “overhead” portion of our product cost structure, including warehousing and logistics costs. We have also consolidated our contract manufacturers and vendor base logistics in order to simplify our supply chain. Inventory levels and turns have improved dramatically as a result of these and other efforts.

•

Completed an extensive strategic review of our International operations, consistent with the methodologies used late in 2006 to examine our U.S. business operations. We found that product shortcomings similar to those that are impacting U.S. sales trends are also causing weakness in several of our non-U.S. markets. Changes have been made to correct these issues. For example, our new reading products will be launched in most international markets in 2008.

•	Completed the implementation of our SchoolHouse segment restructuring plan to better align the segment with our U.S. Consumer business strategy and improve profitability.

•	Continued the expansion of our business on our retailers’, etailers’ and LeapFrog’s websites.

•	Implemented a plan to increase the ratio of software to platform purchase of our product lines.

•

Started to move some aspects of our Emeryville research and development work to Shenzhen, China. We are consolidating our Asia operations into Hong Kong and Shenzhen, closer to our contract manufacturer base. All of this will improve our cost structure over the next 12 months.

In addition to the above actions achieved in the first half of 2007, in July we implemented a restructuring of our Product, Innovation and Marketing team. This restructuring involved the consolidation of our four product business units into two. We combined the management of the Reading and Infant/Toddler/Preschool business units and combined the management of the Educational Gaming and FLY business units. The costs related to this restructuring are not expected to be significant. Additionally, we are embedding the creative content group into the two new business units, rather than maintaining it as a separate function, as it had been in the past. We expect these changes to produce improved efficiencies in our research and development and selling, general and administration spending over the next 12 months.

Products

As we reload our product portfolio, we are focused on bringing new products to market that are in line with our strategy and meet our margin targets of mid-40%. In late 2006, we implemented a new screening process to make certain that all new products are in line with our strategy. Our strategy calls for products that represent a priority market opportunity such as reading products, help us age up our portfolio, are web-connected, support both U.S. and International product launches, drive software sales and meet the needs of our retailers. For new products, we are targeting a payback period of one year for standalone products and three years for platform products.

Our plans call for a limited number of new product introductions in 2007 and a much more robust portfolio of new products in 2008. So far in 2007 we have shipped the following new products:

•	FLY Fusion PenTop Computer system, our first web-connected platform, which began shipment in July 2007

•	ClickStart system, which began shipment in late June 2007

•	Infant and pre-school product lines, including Learn & Groove, Brightlings and WordLaunch

Our current product development initiatives are focused on developing successor products for the LeapPad family in preparation for the 2008 season, significant changes to our successful Leapster product line, enhancements to our infant/toddler/preschool range, and new launches in the grade school arena. We expect our 2008 new product launches will be the largest in our history, based on projected total dollar volume. Also, we have increased the number of software titles introduced to the market. Notably, in 2007, we introduced 12 new Leapster software titles, the largest number ever. This is consistent with our product development plan to increase the ratio of software to platform purchase of our product line.

Marketing

We have begun to change the way we market our products. In particular we are redirecting our plans to more fully utilize the targeting capabilities available on the world wide web. In 2006, web spending as a percent of overall marketing was minimal. In 2007, we expect this number to rise to approximately 15 percent of our overall marketing spending as these initiatives begin to take effect.

The LeapFrog brand continues to remain strong with our target market of consumers and we are also implementing steps to better capitalize on this historical strength relative to competitors in our in-store, print and television tactics. For example, in 2007 LeapFrog-branded information kiosks and improved shelf displays, will be widely available in major retailer’s stores. We will seek to make further improvements in 2008, based on the results from these first steps.

Consistent with consumer shopping trends, we are increasing our emphasis on retailers’, etailers’ and LeapFrog’s web sites to raise visibility of our products and to drive sales. Year-to-date, our sales across all web site channels are increasing and we expect this pace to continue through the remainder of this year and next year.

Market Segments

U.S. Consumer: In our U.S. Consumer segment, which represented approximately 57% of our consolidated net sales in the second quarter of 2007, we market and sell our products directly to national and regional mass-market and specialty retailers as well as to other retail stores through a combination of sales representatives and through our online store and other Internet based channels. This is our largest and most developed business. Our U.S. Consumer segment is subject to significant seasonality since the majority of our sales occur in the third and fourth quarters. Although we are expanding our retail presence by selling our products online as well as to electronics, office supply and drug stores, the vast majority of our U.S. Consumer sales are to a few large retailers. Sales invoiced to Wal-Mart (including Sam’s Club), Toys “R” Us and Target in aggregate accounted for approximately 68% of our U.S. Consumer gross sales in the quarter ended June 30, 2007.

International: Our International segment represented approximately 25% of our consolidated net sales in the second quarter of 2007. We sell our products outside the United States to retailers through various distribution arrangements. We have LeapFrog sales offices in the United Kingdom, Canada, France, Mexico and China. We also maintain various distribution and marketing arrangements in countries such as Australia, Japan, Germany and Korea, among others. During the first quarter of 2007, we completed a detailed review of our International operations similar to our 2006 reviews of our U.S. Consumer and SchoolHouse businesses. We found that sales in our international markets have been negatively impacted by the same kind of product shortcomings that affected sales in the United States. These shortcomings include limited flow of new products in the Infant/Toddler/Preschool category and challenges in our management of third-party distribution arrangements. We expect that our 2008 new product pipeline, improved information technology tools and improved partnership plans with our third-party distributors will contribute to the strengthening of our International operations.

SchoolHouse: Our SchoolHouse segment, which accounted for 18% and 13% of our total net sales in the three and six months ended June 30, 2007, respectively, currently targets the pre-kindergarten through 5th grade school market in the United States, including making sales directly to educational institutions and teacher supply stores, and through catalogs aimed at educators.

For information on how our operating plan could affect our business, see “Part II, Item 1A—Risk Factors— Our operating plan may not correct recent trends in our business” in this report.

Summary of Current Results

Our consolidated net sales for the three and six months ended June 30, 2007 were $56.0 million and $116.9 million, respectively, representing decreases of $12.1 million and $17.7 million, or 18% and 13%, compared to the same periods in 2006, respectively. On a constant currency basis, which assumes that foreign currency exchange rates were the same in 2007 as 2006, our consolidated net sales decreased 19% and 14% for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. As expected, sales declined in all three segments. Sales declines in the U.S. Consumer segment was due primarily to lower sales of LeapPad and other product lines that we are exiting and replacing with new offerings in 2008. Our International segment net sales decline was primarily due to sales declines in our distributor markets. The decrease in our SchoolHouse segment sales was due to the implementation of our strategic plan in late 2006, which focuses the segment’s efforts on profitable districts and products.

Despite lower sales, our gross profit improved to $20.3 million and $45.0 million, respectively, in the three and six months ended June 30, 2007 compared to $17.1 million and $41.9 million, respectively, for the same periods in 2006. Our gross margin for the three months ended June 30, 2007 increased by 11.1 percentage points to 36.2% in 2007 compared to 25.1% in 2006. For the six months ended June 30, 2007, our gross margin increased by 7.4 percentage points to 38.5% in 2007 compared to 31.1% for the same period in 2006. Our gross margin improvement was due primarily to lower charges for cancellation of inventory purchase orders and lower product costs. We expect gross margins to improve over time as a greater percentage of our sales come from new products, which have higher gross margins than products that are at the end of their life cycle.

Our selling, general and administrative expense for the three and six months ended June 30, 2007 was $29.9 million and $62.3 million, respectively, an increase of $1.9 million and $1.5 million, respectively, from the same periods in 2006. The increase in our selling, general and administrative expense was driven by higher expense associated with our new marketing office in Beijing, China, higher bonus and stock-based compensation expense and increased patent defense costs. These increases were partially offset by lower costs in our SchoolHouse division as a result of our work force reduction.

Our research and development expense for the three and six months ended June 30, 2007 was $14.0 million and $28.5 million, respectively, representing increases of $1.2 million and $3.2 million, respectively, from the same periods in 2006. The increases in 2007 were primarily a result of higher costs related to the planned launches of new products in 2007 and 2008.

The recently implemented reorganization of our Product, Innovation and Marketing team is expected to produce improved efficiencies in our research and development and selling, general and administrative spending over the next 12 months.

Our advertising expense for the three and six months ended June 30, 2007 was $4.2 million and $9.8 million, respectively, representing decreases of $4.2 million and $4.8 million, respectively, from the same periods in 2006. We are focusing our advertising expense towards the second half of the year in support of higher seasonal sales and new product introductions. For all of 2007, we expect advertising expense to decline from 2006 levels.

The net loss from operations improved to losses of $30.4 million and $60.6 million for the three and six months ended June 30, 2007, respectively, as compared to losses from operations of $34.6 million and $63.8 million for the same periods in 2006. The lower net loss from operations was due to higher gross profit combined with relatively stable operating expenses.

Our income tax expense for the three and six months ended June 30, 2007 was $0.4 million and $2.7 million, respectively, compared to a benefit of $7.9 million and $11.8 million, respectively, for the same periods last year. The increased tax expense is due to a valuation allowance first recorded in the third quarter of 2006 against our domestic deferred tax assets, which prevents us from recording a current year tax benefit for current U.S. losses, coupled with tax expense for our non-U.S. operations.

Our net loss for the three and six months ended June 30, 2007 was $28.0 million and $58.5 million, respectively, or (50.1)% and (50.0)% of net sales. This compares with our net losses of $25.7 million and $49.3 million, respectively, for the same periods in 2006. A lower loss from operations was offset by increased income tax expense for each of these periods. Income tax expense accounted for $8.3 million and $14.4 million, respectively of the higher net loss in the three and six months ended June 30, 2007 due to the valuation allowance to which the paragraph above refers.

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

We disclose our allowances for doubtful accounts on the face of the balance sheet. Our other receivable allowances include allowances for product returns, chargebacks, defective products and promotional markdowns. These other allowances totaled $15.6 million, $16.1 million and $41.5 million at June 30, 2007, June 30, 2006 and December 31, 2006, respectively. The decrease in other receivable allowances was primarily due to lower sales volume and improved shipping operations. These allowances are recorded as reductions of gross accounts receivable.

Inventory Valuation

Inventories, net are stated at the lower of cost, on a first-in, first-out basis, or market value. Our estimate of the write-down for slow-moving, excess and obsolete inventories is based on our management’s review of on-hand inventories compared to their estimated future usage, demand for our products, anticipated product selling prices and products planned for discontinuation. If actual future usage, demand for our products and anticipated product selling prices are less favorable than those projected by our management, additional inventory write-downs may be required. We monitor these estimates on a quarterly basis. When considered necessary, we make additional adjustments to reduce inventory to its net realizable value, with corresponding increases to cost of goods sold. Excess and obsolete inventory was written down by $19.6 million, $10.6 million and $34.1 million at June 30, 2007, June 30, 2006 and December 31, 2006, respectively, and are recorded as a reduction of gross inventories. The lower write down for excess and obsolescence as compared to June 30, 2006 and December 31, 2006 reflects the progress we have made in reducing inventories of older products, especially the LeapPad family of products and the FLY Pentop Computer. Our next generation FLY Pentop Computer, FLY Fusion, was introduced in the third quarter of 2007.

Intangible Assets

Intangible assets include the excess purchase price over the cost of net assets acquired, or goodwill. Goodwill arose from our 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, and our acquisition of substantially all the assets of Explore Technologies in 1998. Our intangible assets had a net balance of $25.2 million, $26.7 million and $25.9 million at June 30, 2007, June 30, 2006 and December 31, 2006, respectively, and are allocated to our U.S. Consumer segment pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and other intangibles with indefinite lives are tested for impairment at least annually. At June 30, 2007, June 30, 2006 and December 31, 2006, we had $19.5 million of goodwill and other intangible assets with indefinite lives. We tested our goodwill and other intangible assets with indefinite lives for impairment during the fourth quarter by comparing their carrying values to their estimated fair values. As a result of this assessment, we determined that no adjustments were necessary to the stated values.

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

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based compensation under the measurement and recognition provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, permitted under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

Effective January 1, 2006, we adopted the recognition provisions of Statement of Financial Accounting Standard No. 123 (R), “Share-Based Compensation” (“SFAS 123(R)”), using the modified-prospective transition method. Under this transition method, compensation cost in 2006 included the portion vesting in the period for (1) all share-based payments granted prior to, but not vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

Recent Accounting Pronouncements

The recent accounting pronouncements that apply to us have been grouped by their required respective effective dates:

Effective First Quarter of 2007

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits hybrid financial instruments containing embedded derivatives to be measured at fair value at acquisition or at issuance. SFAS 155 requires that previously recognized financial instruments are subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. Change in fair value should be recognized in earnings. SFAS 155 establishes a requirement to evaluate interest in securitized financial assets to determine if they are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The guidance is effective for fiscal years beginning after September 15, 2006. We adopted the bulletin in January 2007. The adoption did not have a material impact in our consolidated financial statements.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-03, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-03”). EITF 06-03 requires a company to disclose its accounting policy (i.e. gross vs. net basis) relating to the presentation of taxes within the scope of EITF 06-03. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The guidance is effective for all periods beginning after December 15, 2006. We adopted EITF 06-03 in January 2007. The adoption did not have a material impact on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities —Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value measurement, which permits companies to elect to measure many financial instruments and certain eligible items (available-for-sale and held-to-maturity securities, firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services) at fair value. The fair value election is irrevocable and generally applied on an instrument-by-instrument basis (entire instrument and not to only specified risks, specific cash flows, or portions of that instrument). If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings, retrospective treatment is not permitted. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS 159 on our consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth selected information concerning our results of operations as a percentage of consolidated net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	63.8	74.9	61.5	68.9

Gross Profit	36.2	25.1	38.5	31.1

Operating expenses:

Selling, general and administrative	53.4	41.1	53.3	45.2
Research and development	25.1	18.9	24.4	18.8
Advertising	7.5	12.4	8.4	10.8
Depreciation and amortization	4.5	3.5	4.2	3.7

Total operating expenses	90.5	75.9	90.3	78.5

Income from operations	(54.3)	(50.8)	(51.8)	(47.4)
Interest and other income (expense), net	5.0	1.4	4.1	2.0

Income (loss) before provision for income taxes	(49.3)	(49.4)	(47.7)	(45.4)
Provision for (benefit from) income taxes	0.8	(11.6)	2.3	(8.8)

Net loss	(50.1)%	(37.8)%	(50.0)%	(36.6)%

Net Sales

Net sales for the three and six months ended June 30, 2007 were $56.0 million and $116.9 million, respectively, representing decreases of 18% and 13%, respectively, compared to the same periods in 2006. For the three and six months ended June 30, 2007, our net sales would have declined by 19% and 14%, respectively, on a constant currency basis, which assumes that foreign currency exchange rates were the same in 2007 as in 2006.

Net sales for each segment, in dollars and as a percentage of total company net sales, were as follows:

	Three Months Ended June 30,
	2007		2006		Change
Segment	$(1)	% of Total Company Sales	$(1)	% of Total Company Sales	$(1)%
U.S. Consumer	$31.9	57%	$40.3	59%	$(8.4)	(21)%
International	13.9	25%	14.9	22%	(1.0)	(7)%
SchoolHouse	10.2	18%	12.9	19%	(2.7)	(21)%

Total Company	$56.0	100%	$68.1	100%	$(12.1)	(18)%

(1)	In millions

	Six Months Ended June 30,
	2007		2006		Change
Segment	$(1)	% of Total Company Sales	$(1)	% of Total Company Sales	$(1)%
U.S. Consumer	$75.3	65%	$87.1	65%	$(11.8)	(14)%
International	26.3	22%	27.0	20%	(0.7)	(3)%
SchoolHouse	15.3	13%	20.6	15%	(5.3)	(26)%

Total Company	$116.9	100%	$134.7	100%	$(17.8)	(13)%

(1)	In millions

U.S. Consumer. Net sales of platform, software and stand-alone products in dollars and as a percentage of the segment’s net sales were as follows:

	Net Sales Three Months Ended June 30,		Change			% of Total Three Months Ended June 30,
	2007(1)	2006(1)	$ (1)%			2007	2006
Platform	$12.0	$12.2	(0.2)	(2	) %	38%	30%
Software	7.9	10.5	(2.6)	(25	) %	24%	26%
Stand-alone	12.0	17.6	(5.6)	(32	) %	38%	44%

Net Sales	$31.9	$40.3	(8.4)	(21	) %	100%	100%

(1)	In millions

	Net Sales Six Months Ended June 30,		Change			% of Total Six Months Ended June 30,
	2007(1)	2006(1)	$ (1)%			2007	2006
Platform	$23.5	$23.1	0.4	2%		31%	27%
Software	25.5	33.3	(7.8)	(23	) %	34%	38%
Stand-alone	26.3	30.7	(4.4)	(14	) %	35%	35%

Net Sales	$75.3	$87.1	(11.8)	(14	) %	100%	100%

(1)	In millions

U.S. Consumer. The decrease in U.S. Consumer sales in the three and six months ended June 30, 2007 was primarily due to sales declines in product lines that we intend to replace in the second half of 2007 and in 2008, particularly in the LeapPad family and Grade School product lines. Slightly offsetting this decrease was our initial shipments of ClickStart at the end of the quarter. We expect shipments of ClickStart to increase in the second half of 2007.

International. Foreign currency exchange rates favorably impacted our International segment’s results for the three and six months ended June 30, 2007. Excluding the impact of foreign currency, our International segment’s sales would have declined by 11% and 7%, respectively, for the three and six months ended June 30, 2007, instead of decreasing 7% and 3%, respectively, on a reported basis. The decrease in International segment sales is primarily due to sales declines in our distributor markets, partially offset by lower sales discounts and allowances for Mexico and the United Kingdom compared to the same periods in 2006.

SchoolHouse. Our SchoolHouse segment’s net sales decrease for the three and six months ended June 30, 2007 was due to the implementation of our strategic plan in late 2006, which focuses the segment’s sales efforts on profitable districts and products.

Gross Profit and Gross Margin

Gross profit for each segment and the related percentage of the segment’s net sales, or gross margin, were as follows:

Three months ended June 30, 2007

Despite lower sales, our gross profit improved to $20.3 million for the three months ended June 30, 2007 compared to $17.1 million for the three months ended June 30, 2006. Our gross margin for the three months ended June 30, 2007 increased by 11.1 percentage points to 36.2% in 2007 compared to 25.1% for the three months ended June 30, 2006. The increase in our gross margin was driven by our U.S. Consumer and International segments. Both the U.S. Consumer and International segments had significant improvements in gross margin, which were due to the following factors:

•	Lower international promotional allowances and discounts with a favorable impact of approximately 3.0 percentage points.

•	Lower allowances in our U.S. Consumer segment for defective products and retailers’ price protection with a favorable impact of approximately 2.7 percentage points.

•	The absence in 2007 of inventory write-downs to comply with the European directive on product content requirements, which impacted gross margin by approximately 2.3 percentage points.

•	Lower charges for cancellation of inventory purchase orders which impacted gross margin by approximately 1.3 percentage points.

Included in the second quarter 2007 is approximately $0.5 million for retailers’ price protection associated with a recently announced LeapPad price reduction, and approximately $0.7 million associated with claims from the reduction of defective products. These combined factors reduced our second quarter gross margin by approximately 2.2 percentage points.

Six months ended June 30, 2007

Despite lower sales, our gross profit improved to $45.0 million for the six months ended June 30, 2007 compared to $41.9 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, our gross margin increased by 7.4 percentage points to 38.5% in 2007 compared to 31.1% for the same period in 2006. The increase in our gross margin was driven by our U.S. Consumer and International segments, partially offset by a decrease in our SchoolHouse segment. The gross margin increase was primarily due to the following factors:

•	Lower charges for cancellation of inventory purchase orders and excess and obsolete inventory with favorable gross margin impact of approximately 4.7 percentage points.

•	Lower product costs which impacted gross margin by approximately 1.5 percentage points.

	Three Months Ended June 30,
	2007		2006		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$9.7	30.4%	$5.8	14.3%	$3.9	67%
International	3.9	28.1%	2.3	15.4%	1.6	70%
SchoolHouse	6.7	65.7%	9.0	69.8%	(2.3)	(26)%

Total Company	$20.3	36.2%	$17.1	25.1%	$3.2	19%

(1)	In millions

	Six Months Ended June 30,
	2007		2006		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%

U.S. Consumer	$25.6	34.0%	$21.5	24.7%	$4.1	19%
International	9.8	37.3%	6.5	24.2%	3.3	51%
SchoolHouse	9.6	62.7%	13.9	67.5%	(4.3)	(31)%

Total Company	$45.0	38.5%	$41.9	31.1%	$3.1	7%

(1)	In millions

U.S. Consumer. The increase in gross margin for the three months ended June 30, 2007 was primarily driven by the following factors:

•	Lower allowances in our U.S. Consumer segment for defective products and retailers’ price protection.

•	Lower charges for the cancellation of inventory purchase orders.

•	The absence in 2007 of inventory write-downs to comply with the European directive on product content requirements.

Partially offsetting the cost favorability were increased charges for retailers’ price protection associated with a recently announced LeapPad price reduction and claims for defective products.

The increase for the six months ended June 30, 2007 was primarily due to lower charges for the cancellation of inventory purchase orders, lower charges for excess and obsolete inventory and lower production costs. We expect gross margins to improve over time as a greater percentage of our sales come from new products, which have higher gross margins than products that are at the end of their life cycle.

International. Our gross margin in our International segment for the three and six months ended June 30, 2007 increased by 12.7 and 13.2 percentage points, respectively, compared to the same periods in 2006. The increases for both the three and six months ended June 30, 2007 compared with the same periods in 2006, were primarily attributable to decreased sales discounts and allowances, particularly in our markets located in Mexico and the United Kingdom, as well as lower charges for excess and obsolete inventory in our United Kingdom market.

SchoolHouse. Our gross margin in our SchoolHouse segment for the three and six months ended June 30, 2007 decreased by 4.1 and 4.8 percentage points, respectively, compared to the same periods in 2006. The lower gross margin was due primarily to the impact of relatively stable fixed warehouse costs on reduced sales volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for each segment and the related percentage of the segment’s net sales were as follows:

	Three Months Ended June 30,
	2007		2006		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$22.3	69.9%	$18.7	46.4%	$3.6	19%
International	5.0	36.0%	4.2	28.1%	0.8	19%
SchoolHouse	2.6	25.5%	5.1	39.5%	(2.5)	(49)%

Total Company	$29.9	53.4%	$28.0	41.1%	$1.9	7%

(1)	In millions

	Six Months Ended June 30,
	2007		2006		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$47.0	62.5%	$42.5	48.8%	$4.5	11%
International	9.9	37.7%	8.2	30.4%	1.7	21%
SchoolHouse	5.4	35.3%	10.1	49.0%	(4.7)	(47)%

Total Company	$62.3	53.3%	$60.8	45.1%	$1.5	2%

(1)	In millions

Selling, general and administrative expense consists primarily of salaries and related employee benefits, legal fees, marketing expenses, systems costs, rent, office equipment, supplies and professional fees. We record all of our indirect expenses in our U.S. Consumer segment and do not allocate these expenses to our International and SchoolHouse segments.

For the three and six months ended June 30, 2007, the increase in our selling, general and administrative expense was driven by higher expense associated with our new marketing office in Beijing, China, higher bonus and stock-based compensation expense and higher patent defense costs. Furthermore, during the three months ended June 30, 2007, we recorded an expense for doubtful accounts compared to a reversal of allowance for doubtful accounts during the same period in 2006. For the three and six months ended June 30, 2007 these increases were partially offset by lower costs in our SchoolHouse division as a result of our work force reduction in late 2006. The recently implemented reorganization of our Product Innovation and Marketing team is expected to produce improved efficiencies in our selling, general and administrative spending over the next 12 months.

Research and Development Expenses

Research and development expense consists primarily of costs associated with content development, product development and product engineering. Research and development costs for our International segment primarily represent the cost to localize product content. Research and development costs for our SchoolHouse segment primarily represent the costs of converting product content to forms acceptable for educators or educational organizations.

Research and development expenses for each segment and the related percentage of the segment’s net sales were as follows:

	Three Months Ended June 30,
	2007		2006		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$13.1	41.1%	$11.5	28.5%	$1.6	14%
International	0.7	5.0%	0.7	4.6%	—	—%
SchoolHouse	0.2	2.0%	0.7	5.5%	(0.5)	(71)%

Total Company	$14.0	25.1%	$12.9	18.9%	$1.1	9%

(1)	In millions

	Six Months Ended June 30,
	2007		2006		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$26.7	35.5%	$22.1	25.4%	$4.6	21%
International	1.2	4.6%	1.4	5.2%	(0.2)	(14)%
SchoolHouse	0.6	4.0%	1.8	8.7%	(1.2)	(67)%

Total Company	$28.5	24.4%	$25.3	18.8%	$3.2	13%

(1)	In millions

Product development and content development costs were as follows:

	Three Months Ended June 30,
	2007		2006		Change
Segment	$(1)	% of Total Company Net Sales	$(1)	% of Total Company Net Sales	$(1)%
Product development	$7.3	13.1%	$6.8	9.9%	$0.5	7%
Content development	6.7	12.0%	6.1	9.0%	0.6	10%

Research & Development	$14.0	25.1%	$12.9	18.9%	$1.1	9%

(1)	In millions

	Six Months Ended June 30,
	2007		2006		Change
Segment	$(1)	% of Total Company Net Sales	$(1)	% of Total Company Net Sales	$(1)%
Product development	$14.5	12.4%	$11.6	8.6%	$2.9	25%
Content development	14.0	12.0%	13.7	10.2%	0.3	2%

Research & Development	$28.5	24.4%	$25.3	18.8%	$3.2	13%

(1)	In millions

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

The increases for the three and six months ended June 30, 2007 were primarily a result of higher costs related to the planned launches of new products in 2007 and 2008. In the second half of 2007, we plan to launch the next FLY PenTop Computer system. For the preschool age-range, we introduced ClickStart, an interactive system that turns the television into a child-friendly personal computer and introduces basic computing and early school skills.

In addition, in July we implemented a restructuring of our Product, Innovation and Marketing team. This restructuring involved the consolidation of the four product business units into two (combining the management of the Reading and Infant/Toddler/Preschool business units, and combining the management of the Educational Gaming and FLY business units). The costs related to this restructuring are not expected to be significant. Additionally, we are embedding the creative content group into the new business units, rather than as a separate function, as it had been in the past. We expect these changes to produce efficiencies in our research and development spending over the next 12 months.

In fall 2008, we plan to strengthen our position in the reading market and grow our presence in interactive educational games by introducing our next-generation reading solutions and launching significant updates to our Leapster products and expanding our software library.

Advertising Expense

Advertising expenses during the quarter for each segment and related percentage of the segment’s net sales were as follows:

	Three Months Ended June 30,
	2007		2006		Change
Segment	$ (1)	% of Segment Net Sales	$ (1)	% of Segment Net Sales	$ (1)%
U.S. Consumer	$3.3	10.3%	$6.1	15.1%	$(2.8)	(46)%
International	0.8	5.8%	1.9	12.8%	(1.1)	(58)%
SchoolHouse	0.1	1.0%	0.4	3.1%	(0.3)	(75)%

Total Company	$4.2	7.5%	$8.4	12.3%	$(4.2)	(50)%

(1)	In millions

	Six Months Ended June 30,
	2007		2006		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$8.2	10.9%	$10.9	12.5%	$(2.7)	(25)%
International	1.4	5.3%	3.3	12.3%	(1.9)	(58)%
SchoolHouse	0.2	1.3%	0.4	2.0%	(0.2)	(50)%

Total Company	$9.8	8.4%	$14.6	10.8%	$(4.8)	(33)%

(1)	In millions

Our advertising expense for the three and six months ended June 30, 2007 was $4.2 million and $9.8 million, respectively. The decreases of $4.2 million and $4.8 million compared to the corresponding periods of the prior year were primarily due to overall lower spending for advertising in all of our segments, as well as our intention to allocate a greater percentage of our advertising spending to the third and fourth quarters relative to the prior year.

Historically, our advertising expense increases significantly in dollars and as a percentage of net sales starting in the third quarter and most heavily in the fourth quarter due to the concentration of our television advertising in the pre-holiday selling period. We anticipate that this seasonal trend will continue in 2007, but we expect that our full-year advertising spending will be lower than in 2006.

Loss from Operations

Income or (loss) from operations for each segment and the related percentage of the segment’s net sales were as follows:

	Three Months Ended June 30,
	2007		2006		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$(31.4)	(98.4)%	$(32.9)	(81.6)%	$1.5	5%
International	(2.8)	(20.1)%	(4.5)	(30.2)%	1.7	38%
SchoolHouse	3.8	37.3%	2.8	21.7%	1.0	36%

Total Company	$(30.4)	(54.3)%	$(34.6)	(50.8)%	$4.2	12%

(1)	In millions

	Six Months Ended June 30,
	2007		2006		Change
Segment	$ (1)	% of Segment Net Sales	$ (1)	% of Segment Net Sales	$ (1)%
U.S. Consumer	$(60.9)	(80.9)%	$(58.9)	(67.5)%	$(2.0)	(3)%
International	(2.9)	(11.0)%	(6.5)	(24.2)%	3.6	55%
SchoolHouse	3.2	20.9%	1.6	7.7%	1.6	100%

Total Company	$(60.6)	(51.8)%	$(63.8)	(47.4)%	$3.2	5%

(1)	In millions

Despite lower sales, we experienced a lower loss from operations for the three and six months ended June 30, 2007 compared to the prior year as a result of improved gross margins. 2007 results also benefited from the SchoolHouse restructuring actions completed earlier this year.

Other

Net Interest Income and Other (Expense) Income, Net. Net interest income decreased by $0.1 million to $2.1 million for the three months ended June 30, 2007 compared to the same period in the prior year. Higher interest expense in the form of bank fees more than offset the increased interest income. Interest income increased due to higher market interest rates and from increasing the percentage of investments in higher-rate taxable interest securities in 2007, compared to tax-exempt securities in 2006, partially offset by lower average investment balances. Net interest income increased by $1.0 million to $4.4 million for the six months ended June 30, 2007 compared to the same period in the prior year. This increase was due to higher market interest rates and from increasing the percentage of investments in higher-rate taxable interest securities in 2007, compared to tax-exempt securities in 2006.

Other (Expense) Income, Net. Other (expense) income, net, which consisted primarily of foreign currency related activities, increased by $1.9 million and $1.2 million, respectively, to a gain of $0.6 million and $0.4 million, respectively, in the three and six months ended June 30, 2007.

(Provision) Benefit for income taxes. Income tax expense for the three and six months ended June 30, 2007 was $0.4 million and $2.7 million, respectively, compared to income tax benefit of $7.9 million and $11.8 million for the same periods in 2006. Our effective income tax (expense) benefit rates for the three and six months ended June 30, 2007 were (1.5)% and (4.8)%, respectively, as compared to 23.6% and 19.3% for the same periods in 2006. The full year effective income tax (expense) rates for 2007 is expected to be (6.0)% compared to (22.5)% in 2006. The negative effective tax rate is caused by a valuation allowance first recorded in the third quarter of 2006 against our domestic deferred tax assets, which results in us not recording a current year tax benefit for current U.S. losses, coupled with tax expense for our non-U.S. operations.

Net Loss

Our net loss for the three and six months ended June 20, 2007 was $28.0 million and $58.5 million, or (50.1)% and (50.0)% of net sales, respectively, compared to a net loss of $25.7 million and $49.3 million, or (37.8)% and (36.6)% of net sales, respectively, for the same periods in 2006. A lower loss from operations was more than offset by income tax expense. Income tax expense for the three and six months ended June 30, 2007 was $0.4 million and $2.7 million, compared to income tax benefit of $7.9 million and $11.8 million for the same periods in 2006, accounting for $8.3 million and $14.4 million, respectively, of the higher net loss in the three and six months ended June 30, 2007.

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

For more information, see “Part II, Item 1A—Risk Factors—Our business is seasonal, and therefore our annual operating results depend, in large part, on sales relating to the brief holiday season” and “—If we do not maintain sufficient inventory levels or if we are unable to deliver our product to our customers in sufficient quantities, or if our or our retailers’ inventory levels are too high, our operating results will be adversely affected.”

LIQUIDITY AND CAPITAL RESOURCES

LeapFrog’s primary source of liquidity during the three and six months ended June 30, 2007 was cash received from the collection of accounts receivable balances generated from sales in the fourth quarter of 2006 and the first half of 2007, partially offset by operating losses.

Cash and related balances are:

	June 30,
	2007(1)	2006(1)	Change(1)
Cash and cash equivalents	$64.3	$69.7	$(5.4)
Short-term investments	89.5	111.0	(21.5)

Total	$153.8	$180.7	$(26.9)

% of total assets	39%	33%
Total Assets	$390.2	$539.6

(1) In millions

Financial Condition

We believe our current cash and short-term investments, anticipated cash flow from operations and future seasonal borrowings, if any, will be sufficient to meet our working capital and capital requirements through at least June 30, 2008.

Cash and cash equivalents decreased to $64.3 million during the six months ended June 30, 2007 from $69.7 million at June 30, 2006 primarily due to operating losses, partially offset by lower investment balances. The change in cash and cash equivalents was as follows:

	June 30, 2007
	2007(1)	2006(1)	Change(1)
Net cash provided by operating activities	$12.0	$111.9	$(99.9)
Net cash used in investing activities	(19.0)	(95.2)	76.2
Net cash provided by financing activities	1.6	3.2	(1.6)
Effect of exchange rate changes on cash	2.3	1.4	0.9

Increase (decrease) in cash and cash equivalents	$(3.1)	$21.3	$(24.4)

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

	Cash Flow From Operating Activities
	2007(1)	2006(1)	2005(1)
1st Quarter	$49.6	$133.1	$90.6
2nd Quarter	(37.6)	(21.2)	65.3
3rd Quarter	NA	(40.1)	(20.6)
4th Quarter	NA	18.5	(110.6)

Total	$12.0	$90.3	$24.7

(1) In millions

In November 2005, we entered into a $75.0 million asset-based revolving credit facility with Bank of America. Availability under this agreement was $31.0 million as of June 30, 2007. The borrowing availability varies according to the levels of our accounts receivable and cash and investment securities deposited in secured accounts with the administrative agent or other lenders. There were no borrowings under this agreement at June 30, 2007.

The revolving credit facility contains customary events of default, including payment failures; failure to comply with covenants; failure to satisfy other obligations under the credit agreements or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; material judgments; change in control provisions and the invalidity of the guaranty or security agreements. The cross-default provision applies if a default occurs on other indebtedness in excess of $5.0 million and the applicable grace period in respect of the indebtedness has expired, such that the lender of, or trustee for, the defaulted indebtedness has the right to accelerate. If an event of default occurs, the lenders may terminate their commitments, declare immediately all borrowings under the credit facility as due and foreclose on the collateral. We are currently in compliance with all covenants of the credit facility.

Operating activities

Net cash provided by operating activities was $12.0 million in the six months ended June 30, 2007 compared to $111.9 million for the same period in 2006. The $99.9 million decrease in net cash provided by operating activities for the six months ended June 30, 2007 compared to the same period in 2006 reflects large collections in the first half of 2006 of the prior year’s accounts receivable and the improvement in days sales outstanding from 71 days at December 31, 2006 to 67 days at June 30, 2007.

Working Capital – Major Components

Accounts receivable

Gross accounts receivable was $42.2 million at June 30, 2007, $55.0 million at June 30, 2006 and $142.6 million at December 31, 2006. Allowances for doubtful accounts were $0.4 million at June 30, 2007, $2.7 million at June 30, 2006 and $0.8 million at December 31, 2006. Our days sales outstanding, or DSO, at June 30, 2007 was 67 compared to 70 at June 30, 2006. Our DSO at December 31, 2006 was 71 days.

Allowances for doubtful accounts, as a percentage of gross accounts receivable, were 0.9% at June 30, 2007 compared to 4.9% at June 30, 2006. At December 31, 2006, allowances for doubtful accounts were 0.6% of gross accounts receivable.

Inventory

Inventory was $103.8 million at June 30, 2007, $186.1 million at June 30, 2006 and $73.0 million at December 31, 2006. Inventory increased by $30.8 million, or 42.1%, from December 31, 2006 to June 30, 2007 and decreased by $82.3 million, or 44%, from June 30, 2006. The increase in our inventory in the first half of the year was due to seasonal inventory purchases by our U.S. Consumer segment since the end of 2006. The decline from June 30, 2006 reflect significant improvements made in the management of our inventory.

Deferred income taxes

We recorded a gross current domestic deferred tax asset of $9.9 million at June 30, 2007, $10.8 million at June 30, 2006 and $15.1 million at December 31, 2006. The year-over-year decrease in our gross domestic current deferred income tax asset was primarily due to the timing of realizing other deferred tax assets. At June 30, 2007 and December 31, 2006 our current domestic deferred tax assets were offset with a valuation allowance of $9.9 million and $15.1 million, respectively.

We recorded a gross non-current domestic deferred tax asset of $64.5 million at June 30, 2007, $19.3 million at June 30, 2006 and $45.3 million at December 31, 2006. The increases from June 30, 2006 and year-end in gross non-current deferred tax assets are primarily due to net operating losses and additional research and development credits available to be carried forward in future periods. The non-current domestic deferred tax assets at June 30, 2007 and December 31, 2006 were offset by a valuation allowance of $64.5 million and $45.3 million, respectively.

The remaining net current and non-current deferred tax assets on the balance sheet of $4.0 million and $0.1 million, respectively, are attributable to our foreign operations.

Accounts payable

Accounts payable was $51.4 million at June 30, 2007, $62.0 million at June 30, 2006 and $46.7 million at December 31, 2006. The increase in accounts payable from December 31, 2006 to June 30, 2007 primarily reflects inventory purchases at the end of the second quarter to meet demand in the second half of 2007.

Investing activities

Net cash used in investing activities was $19.0 million for the six months ended June 30, 2007, compared to a use of $95.2 million for the same period in 2006. The primary components of net cash used in investing activities for the first six months of 2007 compared to the same period in 2006 were:

•

Net sales and purchases of short-term investments of $7.9 million in the six months ended June 30, 2007 compared with the net sales and purchases of investments of $87.2 million in the six months ended June 30, 2006.

•

Purchases of property and equipment of $11.1 million in 2007 related primarily to computers and software, capitalized content and leasehold improvements, compared with $8.0 million in the six months ended June 30, 2006.

Financing activities

Net cash provided by financing activities was $1.6 million for the six months ended June 30, 2007 compared to $3.2 million for the same period in 2006. The primary component of cash provided by financing activities in both years was proceeds received from the exercise of stock options and purchases of our Class A common stock pursuant to our employee stock purchase plan.

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

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements. We recorded a net loss of $1.5 million and $1.4 million on the foreign currency forward contracts for the three and six months ended June, 2007, respectively, as compared to net losses of $1.9 million and $2.5 million for the same periods in 2006. We also recorded a net gain of $2.1 million and $1.8 million on the underlying transactions denominated in foreign currencies for the three and six months ended June 30, 2007, respectively, as compared to net gains of $0.7 million and $1.6 million for the same periods in 2006.

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts that were outstanding as of June 30, 2007 follows:

	Average Forward Exchange Rate per $1	Notional Amount in Local Currency(1)	Instrument Fair Value(2)
British Pound (US$/GBP)	1.983	4,376	$26
Euro (US$/Euro)	1.345	4,441	(36)
Canadian Dollar (C$/US$)	1.062	14,669	(0)
Mexican Peso (MXP/US$)	10.754	170,920	89

Total			$78

(1)	In thousands of local currency
(2)	In thousands of U.S. dollars

Cash equivalents and short-term investments are presented at fair value on our balance sheet. We invest our excess cash in accordance with our investment policy. At June 30, 2007, June 30, 2006 and December 31, 2006, our cash was invested primarily in money market funds, municipal auction rate certificates and commercial paper. Any adverse changes in interest rates or securities prices may decrease the value of our short-term investments and operating results.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, or disclosure controls. This controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO. Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Based upon the controls evaluation, our CEO and CFO have concluded that our disclosure controls were effective as of June 30, 2007.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, Leapfrog is party to various pending claims and lawsuits. We are currently party to the lawsuits described below, and we intend to defend or pursue these suits vigorously.

Tinkers & Chance v. LeapFrog Enterprises, Inc.

In August 2005, Tinkers & Chance, a Texas partnership, filed a complaint against us in the federal district court for the Eastern District of Texas. The complaint alleges that we have infringed, and induced others to infringe, United States Patent No. 6,739,874 by making, selling and/or offering for sale in the United States and/or importing our LeapPad and Leapster platforms and other unspecified products. Tinkers & Chance seeks unspecified monetary damages, including triple damages based on its allegation of willful and deliberate infringement, attorneys’ fees and injunctive relief. In the spring of 2006, the court granted Tinkers & Chance's motions to amend the complaint to add claims of infringement of U.S. Patent Nos. 7,006,786; 7,018,213; 7,029,283 and 7,050,754 against our LeapPad, Leapster and Leapster L-MAX platforms. A claim construction order was issued by the court in June 2007. The parties are in the process of conducting discovery, which is scheduled to be completed in August 2007, and a trial is scheduled for November 2007.

LeapFrog Enterprises, Inc. v. Fisher-Price, Inc. and Mattel, Inc.

In October 2003, we filed a complaint in the federal district court for the district of Delaware against Fisher-Price, Inc., alleging that the Fisher-Price PowerTouch learning system violates United States Patent No. 5,813,861. In September 2004, Mattel, Inc. was joined as a defendant. We were seeking damages and injunctive relief. Following a trial in the district court, the court declared a mistrial because the jury was unable to reach a unanimous verdict, and the parties stipulated to have the case decided by the court based on the seven-day trial record. In March 2006, the district court issued an order entering judgment in favor of Fisher-Price, Inc. with respect to patent infringement and invalidated claim 25 of our ‘861 patent. We appealed this decision, and in May 2007 the court of appeal for the federal circuit denied our appeal. Following the court’s denial of our appeal, we are no longer taking any action related to this proceeding.

Stockholder Class Actions

In December 2003, April 2005 and June 2005, six purported class action lawsuits were filed in federal district court for the Northern District of California against us and certain of our former officers alleging violations of the Securities Exchange Act of 1934. These actions have since been consolidated into a single proceeding captioned In Re LeapFrog Enterprises, Inc. Securities Litigation. In January 2006, the lead plaintiffs in this action filed an amended and consolidated complaint. In July 2006, the Court granted our motion to dismiss the amended and consolidated complaint with leave to amend. In September 2006, plaintiffs filed a second amended consolidated class action complaint. This second amended complaint seeks unspecified damages on behalf of persons who acquired our Class A common stock during the period July 24, 2003 through October 18, 2004. Like the predecessor complaint, this complaint alleges that the defendants caused us to make false and misleading statements about our business and forecasts about our financial performance, and that certain of our current and former individual officers and directors sold portions of their stock holdings while in the possession of adverse, non-public information. We have filed a motion to dismiss the second amended consolidated complaint, and a hearing on our motion was held in March 2007. The parties are awaiting a ruling on the motion. Discovery has not commenced, and a trial date has not been set.

Item 1A.	Risk Factors

Our business and the results of its operations are subject to many factors, some of which are beyond our control. The following is a description of some of the risks and uncertainties that may affect our future financial performance.

Our operating plan may not correct recent trends in our business.

In July 2006, our board of directors appointed Jeffrey G. Katz as our President and Chief Executive Officer. Under Mr. Katz’s leadership, we commenced and completed a full strategic review of our business. The critical strategic themes of the plan that resulted from this review are detailed in “Part I, Item 1-Business– “Overview” in our 2006 Form 10-K.

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

The high degree of seasonality of our business places stringent demands on our inventory forecasting and production planning processes. If we fail to meet tight shipping schedules, we could damage our relationships with retailers, increase our shipping costs or cause sales opportunities to be delayed or lost. In order to be able to deliver our merchandise on a timely basis, we need to maintain adequate inventory level of the desired products. If our inventory forecasting and production planning processes result in us manufacturing inventory levels in excess of the levels demanded by our customers, our operating results could be adversely affected due to additional inventory write-downs for excess and obsolete inventory. If the inventory of our products held by our retailers is too high, they may not place or may reduce orders for additional products, which would unfavorably impact our future sales and adversely affect our operating results.

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

We derived approximately 22% of our net sales from markets outside the United States during 2006. During the first half of 2007, we completed a strategic review of our international business and are taking action to strengthen our international product and distribution effectiveness. However, our efforts to increase sales for our products outside the United States may not be successful and may not achieve higher sales or gross margins or contribution to profitability.

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

We launched our SchoolHouse segment in 1999 to deliver classroom instructional programs to the pre-kindergarten through 5th grade school market and explore adult learning opportunities. To date, the SchoolHouse segment, has incurred cumulative operating losses. In December 2006, we announced a reorganization of the SchoolHouse segment, which reduced the size of our SchoolHouse organization by half. Going forward, the segment is focusing sales and product development resources on reading curriculum for core grade levels. However, if we cannot continue to increase market acceptance of our SchoolHouse segment’s supplemental educational products, the segment’s future sales and profitability could suffer.

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

We are subject from time to time to regulatory investigations, litigation and arbitration disputes. As the outcome of these matters is difficult to predict, it is possible that the outcomes of any of these matters could have a material adverse effect on the business. For more information regarding litigation see “Part I, Financial Information, Note 12 to the Consolidated Financial Statements —Commitments and Contingencies— Legal Proceedings” in this report.

Weak economic conditions, armed hostilities, terrorism, natural disasters, labor strikes or public health issues could have a material adverse effect on our business.

Weak economic conditions in the United States or abroad as a result of lower consumer spending, lower consumer confidence, higher inflation, higher commodity prices, such as the price of oil, political conditions, natural disaster, labor strikes or other factors could negatively impact our sales or profitability. Furthermore, armed hostilities, terrorism, natural disasters, or public health issues, whether in the United States or abroad could cause damage and disruption to our company, our suppliers or our customers or could create political or economic instability, any of which could have a material adverse impact on our business. Although it is impossible to predict the consequences of any such events, they could result in a decrease in demand for our product or create delay or inefficiencies in our supply chain, by making it difficult or impossible for us to deliver products to our customers, or for our manufacturers to deliver products to us, or suppliers to provide component parts.

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

Item 4.	Submission of Matters to Vote of Security Holders

On May 1, 2007, we held our annual meeting of the stockholders for the purpose of:

•	Electing eight directors to serve for the ensuing year and until their successors are elected and qualified;

•	Approving an amendment to our 2002 Equity Incentive Plan to increase the aggregate number of shares of our Class A common stock authorized for issuance under the plan by 3,000,000 shares;

•	Voting upon a proposal submitted by a stockholder to arrange for the prompt sale of LeapFrog to the highest bidder; and

•	Ratifying the selection by the audit committee of our board of directors of Ernst & Young LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2007.

The following directors were elected to our board of directors according to the following votes:

	For	Withheld
Steven B. Fink	294,827,177	13,228,783
Jeffrey G. Katz	307,455,232	600,728
Thomas J. Kalinske	307,332,178	723,782
Stanley E. Maron	307,694,206	361,754
E. Stanton McKee, Jr.	307,707,799	348,161
David C. Nagel	296,929,879	11,126,081
Ralph R. Smith	307,116,578	939,382
Caden Wang	307,718,044	337,916

The amendment to our 2002 Equity Incentive Plan as described above was approved by the following vote:

For	Against	Abstain	Broker Non-Votes
281,106,145	20,267,469	49,651	6,632,695

The stockholder proposal to arrange for the prompt sale of our company to the highest bidder was not approved by the following vote:

For	Against	Abstain	Broker Non-Votes
541,532	300,833,525	48,208	6,632,695

The proposal to ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2007 was ratified by the following vote:

For	Against	Abstain	Broker Non-Votes
307,613,718	388,328	53,914	0

Item 5.	Other Information

On August 3, 2007, the compensation committee of our board of directors approved a severance policy, referred to hereafter as the Policy, applicable to our senior management, including our named executive officers and other executive officers (as that term is defined in Section 16 of the Exchange Act and Rule 16a-1 thereunder), that provides for severance payments and certain other benefits in connection with terminations without cause or resignations for good reason (as those terms are defined in the Policy).

As related to our executive officers, if the termination without cause or resignation for good reason is not in connection with a change in control then the level of severance payment and health insurance premium reimbursement is: (i) 24 months for our chief executive officer and (ii) 12 months for our other executive officers, including all other named executive officers. In addition, all such individuals would be entitled to receive a prorated portion of their target bonus for the year in which the termination occurs.

If the termination without cause or resignation for good reason occurs in connection with a change in control (as that term is defined in the Policy), then the level of severance payment and health insurance premium reimbursement is 24 months for our chief executive officer and other executive officers, including all other named executive officers. In addition, our chief executive officer and other executive officers, including all other named executive officers, would be entitled to receive a lump sum payment equal to their then-applicable target bonus for a two-year period and full acceleration of the vesting of all equity awards.

Other members of our senior management are also entitled to receive benefits under the Policy with the amount of benefits being based on seniority and responsibility level.

Item 6.	Exhibits.

3.03(a)	Amended and Restated Certificate of Incorporation.
3.04(a)	Amended and Restated Bylaws.
4.01(n)	Form of Specimen Class A Common Stock Certificate.
4.02(b)	Fourth Amended and Restated Stockholders Agreement, dated May 30, 2004, among LeapFrog and the investors named therein.
10.01(c)	2002 Equity Incentive Plan, as amended
31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an exhibit to the company’s registration statement on Form S-1 (SEC File No. 333-86898) and incorporated herein by reference
(b)	Filed as an exhibit to the company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2004 (SEC File No. 001-31396) and incorporated herein by reference
(c)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2007 (SEC File No. 001-31396) and incorporated herein by reference
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

Dated: August 6, 2007

/s/ William B. Chiasson
William B. Chiasson
Chief Financial Officer
(Principal Financial Officer)

Dated: August 6, 2007