Form 10-Q
period 2007-09-30
LEAPFROG ENTERPRISES INC
filed 2007-11-09
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of Class A common stock, par value $0.0001, and Class B common stock, par value $0.0001, outstanding as of October 31, 2007 was 35,822,129 and 27,614,176 respectively.

Part I

Financial Information

Part II

Other Information

i

PART I.

FINANCIAL INFORMATION

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,		December 31,
	2007	2006	2006
	(Unaudited)		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$71,677	$42,578	$67,314
Short-term investments	25,817	92,290	80,784
Accounts receivable, net of allowance for doubtful accounts of $356, $1,904, and $785 at September 30, 2007 and 2006 and December 31, 2006, respectively	126,711	152,762	141,816
Inventories	110,261	154,462	73,020
Prepaid expenses and other current assets	21,371	24,607	23,339
Deferred income taxes	4,578	613	1,156

Total current assets	360,415	467,312	387,429
Property and equipment	32,616	24,045	27,794
Deferred income taxes	277	37	148
Intangible assets, net	24,866	26,311	25,933
Other assets	9,070	10,693	9,137

Total assets	$427,244	$528,398	$450,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,472	$83,975	$46,720
Accrued liabilities and deferred revenue	57,088	45,257	50,001
Income taxes payable	1,955	3,507	724

Total current liabilities	128,515	132,739	97,445
Long-term liabilities	23,751	17,359	19,034
Stockholders’ equity:
Class A common stock, par value $0.0001; 139,500 shares authorized; shares issued and outstanding: 35,782; 34,994 and 35,455 at September 30, 2007 and 2006 and December 31, 2006, respectively	4	4	4
Class B common stock, par value $0.0001; 40,500 shares authorized; shares issued and outstanding: 27,614 at September 30, 2007 and 2006 and December 31, 2006, respectively	3	3	3
Treasury stock	(185)	(185)	(185)
Additional paid-in capital	351,625	341,427	343,310
Accumulated other comprehensive income	5,217	3,364	3,122
(Accumulated deficit) retained earnings	(81,686)	33,687	(12,292)

Total stockholders’ equity	274,978	378,300	333,962

Total liabilities and stockholders’ equity	$427,244	$528,398	$450,441

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$144,045	$184,718	$260,965	$319,385
Cost of sales	83,272	135,529	155,205	228,288

Gross profit	60,773	49,189	105,760	91,097
Operating expenses:
Selling, general and administrative	41,896	30,150	104,240	90,990
Research and development	14,242	14,513	42,735	39,823
Advertising	12,804	16,994	22,610	31,597
Depreciation and amortization	2,386	2,195	7,315	7,141

Total operating expenses	71,328	63,852	176,900	169,551

Loss from operations	(10,555)	(14,663)	(71,140)	(78,454)
Interest expense	(14)	(4)	(88)	(107)
Interest income	1,470	2,051	5,908	5,601
Other (expense) income, net	(569)	347	(151)	(436)

Loss before provision for income taxes	(9,668)	(12,269)	(65,471)	(73,396)
Provision for income taxes	637	37,472	3,290	25,717

Net loss	$(10,305)	$(49,741)	$(68,761)	$(99,113)

Net loss per common share:
Basic and Diluted	$(0.16)	$(0.79)	$(1.09)	$(1.58)
Shares used in calculating net loss per common share:
Basic and Diluted	63,376	62,895	63,319	62,698

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Net loss	$(68,761)	$(99,113)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	13,104	12,020
Amortization	1,067	1,263
Unrealized foreign exchange (gain) loss	(3,092)	3,051
Loss (gain) on disposal of property and equipment	(5)	—
Provision for doubtful accounts	(228)	(276)
Deferred income taxes	(3,551)	26,653
Stock-based compensation	7,395	5,340
Investment accretion on commercial paper	(792)	—
Other	(830)	(852)
Other changes in operating assets and liabilities:
Accounts receivable	15,332	105,261
Inventories	(37,240)	14,610
Prepaid expenses and other current assets	1,968	(3,288)
Other assets	67	(3,918)
Accounts payable	22,752	9,646
Accrued liabilities and deferred revenue	7,087	1,440
Long-term liabilities	4,083	(1,812)
Income taxes payable	1,231	1,726

Net cash (used in) provided by operating activities	(40,413)	71,751

Investing activities:
Purchases of property and equipment	(17,922)	(12,246)
Purchases of investments	(460,329)	(457,447)
Sale of investments	516,088	388,957

Net cash provided by (used in) investing activities	37,837	(80,736)

Financing activities:
Purchases of treasury stock	—	(37)
Proceeds from the exercise of stock options and employee stock purchase plan	1,643	3,790

Net cash provided by financing activities	1,643	3,753

Effect of exchange rate changes on cash	5,296	(612)

Increase (decrease) in cash and cash equivalents	4,363	(5,844)
Cash and cash equivalents at beginning of period	67,314	48,422

Cash and cash equivalents at end of period	$71,677	$42,578

See accompanying notes

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the financial position and interim results of LeapFrog Enterprises, Inc. (the “Company”, “we”, “our”, or “us”) as of and for the periods presented have been included. The consolidated financial statements include the accounts of LeapFrog and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Because our business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year.

Certain amounts in the financial statements for prior periods have been reclassified to conform to the current year presentation.

The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial information included herein should be read in conjunction with LeapFrog’s consolidated financial statements and related notes in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2007 (the “2006 Form 10-K”).

2.	Stock-Based Compensation

For the three and nine months ended September 30, 2007, we recognized total stock-based compensation expense (stock options, restricted awards and restricted stock units (RSUs) of $2,850 and $7,395 compared to $1,502 and $5,340 for the three and nine months ended September 30, 2006. During the nine months ended September 30, 2007, we granted 1,498 stock options to purchase 1,498 shares of Class A Common Stock and 605 RSUs covering 605 shares of Class A Common Stock. At September 30, 2007 and 2006 we had $37,514 and $28,500 of unrecognized compensation cost related to nonvested stock options and restricted stock awards and units, which amounts are expected to be recognized over a weighted-average period of approximately 2.6 years and 2.1 years, respectively.

3.	Cash and Cash Equivalents

Cash and cash equivalents consist of cash, certificate of deposits and money market funds.

4.	Investments

Short-term investments consist primarily of commercial paper and auction rate preferred securities. Interest rates on the auction rate securities reset at every auction date, generally every seven to ninety days, depending on the security or certificate. Although original maturities of these instruments are generally longer than one year, LeapFrog has the right to sell these securities each auction date.

LeapFrog classifies all investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, which approximates cost. The Company records gains and losses, if any, in other (expense) income, net on the consolidated statements of operations. The cost of securities sold is based on the specific identification method.

Concentration of credit risk is managed by diversifying investments among a variety of high credit-quality issuers.

5.	Inventories

Inventories consist of the following

	September 30,		December 31,
	2007	2006	2006
Raw materials	$3,700	$18,769	$6,755
Work in process	13,078	16,013	8,093
Finished goods	109,880	161,946	92,301
Write-downs	(16,397)	(42,266)	(34,129)

Inventories	$110,261	$154,462	$73,020

During the three and nine months ended September 30, 2007, gross margin benefited from the recovery of inventory written down in previous periods by $3,196 and $5,863, respectively. For the three and nine months ended September 30, 2006, net sales of inventory written down in previous periods were not significant.

At September 30, 2007 and 2006, we accrued liabilities for cancelled purchase orders totaling $104 and $10,276, respectively. At December 31, 2006, we accrued $2,451 for cancelled purchase orders.

6.	Income Taxes

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” As a result of the implementation of Interpretation 48, we recognized approximately a $7,284 increase in the liability for unrecognized tax benefits. Of this amount, $ 635 was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The remaining amount decreased tax loss carryforwards in the U.S., which are fully offset by a valuation allowance.

The balance of gross unrecognized tax benefits, including related interest and penalties, at September 30, 2007 is $32,875 which is comprised of federal $16,871, state $6,527 and foreign $9,477. These amounts would affect our effective tax rate if recognized.

We are monitoring the statutes of limitation for the assessment and collection of income taxes. No statutes of limitation have expired during the third quarter while several statutes are expected to close within the next 12 months with a related estimated unrecognized tax benefit of $1,577.

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three and nine months ended September 30, 2007 includes $245 and $736 respectively, of interest and penalties. As of September 30, 2007, we had approximately $2,788 of accrued interest and penalties related to uncertain tax positions.

We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through 1999. We are currently under examination by the Internal Revenue Service (IRS) and by certain foreign jurisdictions. The IRS examination is related to Research and Experimentation Credit refund claims filed for tax years 2001, 2002, and 2003, which is anticipated to be completed by the fourth quarter of 2008.

The United Kingdom’s taxing authority is currently reviewing the 2004 tax year, but there is currently no proposed adjustment resulting from the review and the completion date is still tentative. The taxing authorities in Mexico have completed their review of the 2004 tax year and we have settled this tax audit in the third quarter, with no material effect. The state of California has notified us of a pending examination related to its Research and Experimentation Credits claimed for the tax years 2001, 2002, and 2003; however we have not been notified when the audit will commence.

With respect to these items, the outcome is not yet determinable. However, management does not anticipate that any adjustments would result in a material change to the results of operations, financial condition, or liquidity.

The effective income tax (expense) benefit rates recognized in the statements of operations were (5.7)% and (35.0)% for the nine months ended September 30, 2007 and 2006, respectively. The effective income tax (expense) benefit rates for the three months ended September 30, 2007 and 2006 were (28.2)% and (305.7)%, respectively. The full year effective income tax (expense) benefit rates for 2007 is expected to be (6.2)% compared to (22.5)% in 2006. The negative effective tax rate in both years is due to a non-cash valuation allowance first recorded in the third quarter of 2006 against our domestic deferred tax assets, which results in our not recording a current year tax benefit for current U.S. losses, coupled with tax expense for its non-U.S. operations.

The deferred tax assets on the balance sheet are attributable to our foreign subsidiaries given the valuation allowance on its domestic deferred tax assets; long-term liabilities includes $21.4 million of deferred tax liabilities and other long term tax liabilities.

7.	Comprehensive Loss

Comprehensive loss is comprised of net loss and currency translation adjustment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(10,305)	$(49,741)	$(68,761)	$(99,113)
Currency translation adjustment	1,741	1,960	2,095	3,364

Comprehensive loss	$(8,564)	$(47,781)	$(66,666)	$(95,749)

8.	Derivative Financial Instruments

At September 30, 2007 and 2006, we had outstanding foreign exchange forward contracts, all with maturities of approximately one month, to purchase and sell the equivalent of approximately $48,177 and $70,060, respectively in foreign currencies, including British Pounds, Canadian Dollars, Euros and Mexican Pesos. The fair market value of these instruments at September 30, 2007 and September 30, 2006 was $353 and $132, respectively, and was recorded in accrued liabilities. At December 31, 2006, the fair market value of $371 for derivative financial instruments was recorded in prepaid expense and other current assets. We believe that the counterparties to these contracts are creditworthy multinational commercial banks and thus the risks of counterparty nonperformance associated with these contracts are not considered to be material. Notwithstanding our efforts to manage foreign exchange risk, there can be no assurance that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations.

On the foreign currency forward contracts, we recorded net losses of $916 and $2,354 for the three and nine months ended September 30, 2007, respectively, compared to net losses of $450 and $2,968 for the three and nine months ended September 30, 2006, respectively. During the three and nine months ended September 30, 2007, we also recorded net gains of $586 and $2,422, respectively, on the underlying transactions denominated in foreign currencies compared to net gains of $792 and $2,427 for the three and nine months ended September 30, 2006, respectively. Both hedging and transaction gains and losses are recorded in other (expense) income, net on the statements of operations.

9.	Net Loss Per Share

We follow the provisions of Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (SFAS 128), which requires the presentation of basic net income (loss) per common share and diluted net income (loss) per common share. Basic net income (loss) per common share excludes any dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(10,305)	$(49,741)	$(68,761)	$(99,113)

Denominator:
Basic and Diluted
Class A and B — weighted average shares	63,376	62,895	63,319	62,698

Net loss per Class A and B share:
Basic and Diluted	$(0.16)	$(0.79)	$(1.09)	$(1.58)

If we had reported net income for the three and nine months ended September 30, 2007, the calculations of diluted net income per Class A and B share would have included as of September 30, 2007 additional common equivalent shares of 139 and 299, respectively, related to outstanding stock options and unvested restricted stock. For the three and nine month periods ended September 30, 2006, the calculation excludes the anti-dilutive effect of 198 and 376 common equivalent shares, respectively.

10.	Segment Reporting

Our consolidated financial statements include three reportable segments, namely U.S. Consumer, International and SchoolHouse. These segments have been identified and aggregated based on our organizational structure. We record all indirect expenses and assets as a part of the U.S. Consumer segment and do not allocate these expenses or items to our International and SchoolHouse segments. The accounting policies of the segments are the same as those described in “Part I, Item 2— Managements’ Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Judgments and Estimates” in this report.

The U.S. Consumer segment includes the design, production and marketing of electronic educational hardware products and related software, sold primarily through retail channels in the United States. The International segment includes the localization and marketing of electronic educational hardware products and related software, sold primarily in retail channels outside of the United States. The SchoolHouse segment includes the design, production and marketing of electronic educational hardware products and related software, sold primarily to school systems in the United States.

The following table sets forth reportable segment net sales and loss from operations to our consolidated totals.

	Net Sales	Income /(Loss) from operations
Three Months Ended September 30, 2007
U.S. Consumer	$109,581	$(10,586)
International	30,178	507
SchoolHouse	4,286	(476)

Total	$144,045	$(10,555)

Three Months Ended September 30, 2006
U.S. Consumer	$138,276	$(12,095)
International	39,588	2,230
SchoolHouse	6,854	(4,798)

Total	$184,718	$(14,663)

Nine Months Ended September 30, 2007
U.S. Consumer	$184,878	$(71,507)
International	56.491	(2,394)
SchoolHouse	19,596	2,761

Total	$260,965	$(71,140)

Nine Months Ended September 30, 2006
U.S. Consumer	$225,396	$(70,967)
International	66,499	(4,282)
SchoolHouse	27,490	(3,205)

Total	$319,385	$(78,454)

Sales invoiced to Wal-Mart, Toys “R” Us and Target in the aggregate accounted for approximately 72% and 73% of our U.S. Consumer segment gross sales for the three and nine months ended September 30, 2007. For the same periods ended September 30, 2006, net sales to Wal-Mart, Toys “R” Us and Target in the aggregate accounted for approximately 78% and 81% of U.S. Consumer segment gross sales.

In December 2006, we announced the restructuring initiative for the SchoolHouse segment to focus our sales and product development resources on reading curriculum for core grade levels and to better align it with its consumer strategy. This restructuring, which was completed in January 2007, led to the termination of 59 full-time employees.

Due to the seasonal nature of our business, the sales trend and product mix during the three and nine months ended September 30, 2007 and 2006 is not necessarily indicative of our expected full year results.

11.	Borrowings Under Credit Agreements

In November 2005, we entered into a $75,000 asset-based revolving credit facility with Bank of America. Availability under this agreement was $74,970 as of September 30, 2007. The borrowing availability varies according to the levels of our accounts receivable and cash and investment securities deposited in secured accounts with the administrative agent or other lenders. There were no borrowings outstanding under this agreement at September 30, 2007.

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

Tinkers & Chance v. LeapFrog Enterprises, Inc.

In August 2005, Tinkers & Chance, a Texas partnership, filed a complaint against LeapFrog in the federal district court for the Eastern District of Texas. The complaint alleged that we infringed, and induced others to infringe, United States Patent No. 6,739,874 by making, selling and/or offering for sale in the United States, and/or importing, our LeapPad and Leapster platforms, and other unspecified products. In the spring of 2006, the court granted Tinkers & Chance’s motions to amend the complaint to add claims of infringement of U.S. Patent Nos. 7,006,786; 7,018,213; 7,029,283 and 7,050,754 against our LeapPad, My First LeapPad, Leapster and Leapster L-MAX platforms. Tinkers & Chance sought an aggregate of approximately $41 million in monetary damages, as well as interest, triple damages based on its allegation of willful and deliberate infringement, attorneys’ fees and injunctive relief. The parties agreed to dismiss this litigation on November 5, 2007. See Note 13. – Subsequent Events.

Stockholder Class Actions

In December 2003, April 2005 and June 2005, six purported class action lawsuits were filed in federal district court for the Northern District of California against LeapFrog and certain of our former officers alleging violations of the Securities Exchange Act of 1934. These actions have since been consolidated into a single proceeding captioned In Re LeapFrog Enterprises, Inc. Securities Litigation. In January 2006, the lead plaintiffs in this action filed an amended and consolidated complaint. In July 2006, the Court granted our motion to dismiss the amended and consolidated complaint with leave to amend. In September 2006, plaintiffs filed a second amended consolidated class action complaint. This second amended complaint sought unspecified damages on behalf of persons who acquired LeapFrog’s Class A common stock during the period July 24, 2003 through October 18, 2004. Like the predecessor complaint, this complaint alleged that the defendants caused us to make false and misleading statements about our business and forecasts about our financial performance, and that certain of our current and former individual officers and directors sold portions of their stock holdings while in the possession of adverse, non-public information. Discovery had not commenced, and a trial date had not been set. We filed a motion to dismiss the second amended consolidated complaint and in September 2007, the federal district court granted our motion to dismiss the second amended complaint, with leave for the plaintiffs to amend and re-file a third amended complaint. We have not accrued any amount related to this matter because the incurrence of liability is not currently probable and estimable.

13.	Subsequent Events

On November 5, 2007, we entered into an agreement with Tinkers & Chance, a Texas partnership, under which Tinkers & Chance agreed to grant to LeapFrog a worldwide, non-exclusive license to all of its current patents and patent applications, as well as patents arising from applications filed by Tinkers & Chance or its principals through November 2014, and the parties agreed to dismiss pending litigation in federal district court for the Eastern District of Texas. Under the terms of the agreement, we will make payments to Tinkers & Chance totaling $7.5 million. This amount, which will be paid in 2008, has been accrued as selling, general and administrative expense in the third quarter of 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read with our financial statements and notes included elsewhere in this quarterly report on Form 10-Q. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “should,” “project,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will” and “would” or any variations of words with similar meanings. These forward-looking statements relate to future events, including our future product introductions, or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, risks and uncertainties discussed in this report, including those discussed in Part II, Item 1A under the heading “Risk Factors” and those that are or may be discussed from time to time in our public announcements and filings with the SEC, such as in our 2006 Form 10-K, under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and our future Forms 8-K, 10-Q and 10-K. We undertake no obligation to revise the forward-looking statements contained in this quarterly report on Form 10-Q to reflect events or circumstances occurring after the date of the filing of this report.

OVERVIEW

Executive Summary

Introduction

LeapFrog designs, develops and markets innovative, technology-based learning products and related proprietary content for children of all ages at home and in schools around the world. Our goal is to create educational products that kids love, parents trust and teachers value.

Founded in 1995, LeapFrog has developed a family of learning platforms that come to life with more than 100 interactive software titles, covering important subjects such as phonics, reading, writing, math and others. In addition, we have created a broad line of “stand-alone” educational products that do not require the separate purchase of software and are generally targeted at young children – from infants to five year olds. Our products are sold through retailers, distributors and directly to schools. LeapFrog’s products are available in six languages at major retailers globally.

Strategy

Beginning in July 2006, we conducted a strategic review of our operations. Based on the findings, we have begun implementing significant changes designed to reestablish us as a growing, profitable and innovative organization. The primary “Strategic Imperatives” that emanate from this review are:

•

Regaining market leadership in the learn-to-read market. Our strategy is to leverage our brand strength with parents and teachers, to reassume a leading position in this market, which we estimate to be $1 billion in the United States alone. Toward that end, we are planning to introduce successor products to the LeapPad family in 2008.

•

Providing web connectivity for all core products. Web-enabling our products is critical to improving our users’ experience and driving sales. In the third quarter of 2007, we launched our new FLY Fusion Pentop Computer, our first web-connected platform. We plan to introduce other web-connected products, including a version of the Leapster handheld, in 2008, as well as web-connected reading products.

•

Strengthening the total portfolio of products. We have begun to strengthen our overall product offering and manage it as a portfolio by building a diverse set of products designed to deliver strong financial performance for retailers and for LeapFrog, rather than relying on a single product with blockbuster potential. While blockbusters have been developed in the past, such as our LeapPad and Leapster product lines, and we continue to strive to build outstanding products, we are managing LeapFrog with the objective of being able to sustain good performance even through product transitions. Our 2007 product line contains approximately 20% fewer SKUs than 2006 and we have identified a number of products to be updated or phased out.

•

“Ageing-up” our portfolio. We have also begun to broaden our overall product range to not only delight younger kids, but to extend our products’ appeal to an older age group, particularly in the grade school segment.

•

Refreshing the brand. With the successful execution of each key area of our business, we expect to achieve a renewed and strengthened brand, contributing to our goal of achieving a leadership position in the market.

•

Build the business around key technology platform architectures. We are simplifying our platform architecture to reduce research and development costs. Focusing on fewer technical platforms should enable us to create products more quickly and with less uncertainty surrounding cost and performance. Additionally, fewer development environments reduces our cost to produce software, an increasing emphasis in our web-connected product line.

•

Creating a metrics-oriented culture. Management is establishing a metrics-driven culture throughout the organization. Our employees have specific and measurable goals that tie directly to our corporate strategies and objectives. All employees (where local regulations permit) are tied to a compensation program that is aligned with these goals and metrics.

We believe this strategic plan will be achieved in three phases, which we view as:

•

Fixing the structural and operational problems that we believe contributed to earnings and sales declines in our business. As its name implies, the “fix” portion of our strategy focuses on addressing structural or operational issues such as product cost, SKU mix, product pipeline and LeapFrog and retailer inventory. We completed the majority of the “fix” phase by the end of 2006.

•

We are currently in the reload portion of our strategy, which focuses on strengthening our product pipeline with new and exciting products. Our current product development initiatives are focused on developing successor products for the LeapPad family in preparation for the 2008 season, significant enhancements to our successful Leapster product line, improvements to our infant/toddler/preschool range, and new launches in the grade school arena. We expect our new product launches will be the largest in our history, on a dollar volume basis.

•

The next phase of our strategic plan is growing our business sustainably and profitably. In mid-2008, with the introduction of the new products currently being developed, we should be positioned to achieve growth in the business.

Progress To Date:

•

We have taken steps to strengthen our management team. First among these initiatives was strengthening our senior management team to fill leadership gaps and adding skill sets required to support the strategic initiatives as described above. We have recruited substantial leadership expertise, for example, in the areas of product management, marketing, game development, international toy marketing, and software engineering.

•

We have made improvements in supply chain management and processes. In order to improve cash flow and inventory management, we are continuing work on lowering the direct cost of product materials and components and reducing the “overhead” portion of our product cost structure, including warehousing and logistics costs. We have also consolidated our contract manufacturers and vendor base logistics in order to simplify our supply chain. Inventory levels and turns have improved dramatically as a result of these and other efforts. Improvements in cost of goods sold and inventory forecasting have begun to contribute to improvements in gross margin.

•

We have completed an extensive strategic review of our International operations, consistent with the methodologies used late in 2006 to examine our U.S. business operations. We found that product shortcomings similar to those that are impacting U.S. sales trends are also causing weakness in several of our non-U.S. markets. Changes designed to correct these issues have been made. For example, our new reading products will be launched in most international markets in 2008.

•

The SchoolHouse segment restructuring plan to better align the segment with our U.S. Consumer business strategy and improve profitability was completed in January 2007. That segment is projected to contribute to profitability in 2007 based on a significantly improved cost structure relative to revenues and has, year-to-date, remained on its plan.

•

We have continued the expansion of our business on our retailers’, etailers’ and LeapFrog’s websites. Significant increases relative to prior periods have been achieved and while work with specific web sites remains, we expect further increases lie ahead.

•

Some aspects of our Emeryville research and development work have moved to Hong Kong and Shenzhen, China, closer to our contract manufacturer base. As a result of this relocation we expect improvements in our cost structure over the next 12 months.

•

In July we implemented a restructuring of our Product, Innovation and Marketing team. We expect these changes to produce improved efficiencies in our research and development and selling, general and administration spending over the next 12 months. As part of the restructuring we also shifted a much larger percentage of certain development functions to outside third parties and/or offshore.

•

Our newest products were subjected to our strategy criteria and have begun to ship to retailers. Shipments of our ClickStart My First Computer, or ClickStart, began in June 2007. ClickStart is an interactive system designed for children ages three to six that turns a television into a kid-friendly computer experience that introduces core preschool skills and basic computer functionality. The product has received positive media reviews and sales trends are encouraging.

•

Shipments of our FLY Fusion Pentop Computer, or FLY Fusion, commenced in July 2007. FLY Fusion is our first web-connected platform targeted at children eight years and older. This is also one of the first products tailored to our “age-up” strategy of broadening the appeal of its brand. Media reviews have been positive, but sales trends are expected to be highly driven by advertising which begins in October and thus performance will be reflected in the fourth quarter.

•

We have introduced 12 new Leapster software titles, the largest number to be introduced ever in a single year, and we have seen sell-through tie ratios improve as a result. Overall hardware and software sales continue to be strong for this franchise.

Marketing:

We have begun to change the way we market our products. In particular we are redirecting our plans to more fully utilize the targeting capabilities available on the World Wide Web. In 2006, web spending as a percent of overall marketing was minimal. In 2007, as these initiatives begin to take effect, we expect this number to rise to approximately 15 percent of our overall marketing spending.

The LeapFrog brand continues to remain strong with our target market of consumers and we are also implementing steps to better capitalize on this historical strength relative to competitors in our in-store, print and television tactics. For example, in 2007 LeapFrog-branded information kiosks and improved shelf displays became widely available in major retailers’ stores. We will seek to make further improvements in 2008, based on the results from these first steps.

Consistent with consumer shopping trends, we are increasing our emphasis on retailers’, etailers’ and LeapFrog’s web sites to raise visibility of our products and to drive sales.

Market Segments

U.S. Consumer: In our U.S. Consumer segment, which represented approximately 75% of our consolidated net sales in the third quarter of 2007 and 70% year to date, we market and sell our products directly to national and regional mass-market and specialty retailers as well as to other retail stores through a combination of sales representatives and through our online store and other Internet-based channels. This segment is our largest and most developed business. Our U.S. Consumer segment is subject to significant seasonality since the majority of our sales occur in the third and fourth quarters. Although we are expanding our retail presence by selling our products online as well as to electronics, office supply and drug stores, the vast majority of our U.S. Consumer sales are to a few large retailers. Sales invoiced to Wal-Mart, Toys “R” Us and Target in aggregate accounted for approximately 72% of our U.S. Consumer gross sales in the quarter ended September 30, 2007.

International: Our International segment represented approximately 21% of our consolidated net sales in the third quarter of 2007, and 22% year to date. We sell our products outside the United States to retailers through various distribution arrangements. We have LeapFrog sales offices in the United Kingdom, Canada, France, Mexico and China. We also maintain various distribution and marketing arrangements in countries such as Australia, Japan, Germany and Korea, among others. We expect that our 2008 new product pipeline, improved information technology tools and improved partnership plans with our third-party distributors should contribute to the strengthening of our International operations.

SchoolHouse: Our SchoolHouse segment, which accounted for 4% and 8% of our total net sales in the three and nine months ended September 30, 2007, respectively, currently targets the pre-kindergarten through fifth grade school market in the United States, including making sales directly to educational institutions and teacher supply stores, and through catalogs aimed at educators.

For information on how our operating plan could affect our business, see “Part II, Item 1A—Risk Factors— Our operating plan may not correct recent trends in our business” in this report.

Summary of Current Results

Our consolidated net sales for the three and nine months ended September 30, 2007 were $144.0 million and $261.0 million, respectively, representing decreases of $40.7 million and $58.4 million, or 22% and 18%, compared to the same periods in 2006, respectively. On a constant currency basis, which assumes that foreign currency exchange rates were the same in 2007 as 2006, our consolidated net sales decreased 22% and 19% for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. Net sales declined in all three segments. Our net sales decline in the U.S. Consumer segment were due primarily to lower sales of LeapPad and other product lines that we are exiting and replacing with new offerings in 2008. Our International segment net sales decline was primarily due to sales declines in our distributor markets as our distributors worked through excess inventories from prior years, as well as declines in the U.K. and Canada. The decrease in our SchoolHouse segment net sales was due to the implementation of our strategic plan in late 2006, which focuses the segment’s efforts on profitable districts and products, eliminating the marginal sales contribution of those products which do not meet our hurdle rates.

Despite lower sales, our gross profit improved to $60.8 million and $105.8 million, respectively, in the three and nine months ended September 30, 2007 compared to $49.2 million and $91.1 million, respectively, for the same periods in 2006. Our gross margin for the three months ended September 30, 2007 increased by 15.6 percentage points to 42.2% in 2007 compared to 26.6% in 2006. For the nine months ended September 30, 2007, our gross margin increased by 12.0 percentage points to 40.5% in 2007 compared to 28.5% for the same period in 2006. Our gross margin improvement was due primarily to lower charges for excess and obsolete inventory and purchase order cancellations. Improved information and forecasting also contributed to higher gross margins. We expect gross margins to continue to improve over time as we drive towards our strategic objective of gross margins in the mid-40’s and as a greater percentage of our sales come from new products, which have higher gross margins than products that are at the end of their life cycle.

Our selling, general and administrative expense for the three and nine months ended September 30, 2007 was $41.9 million and $104.2 million, respectively, representing increases of $11.7 million and $13.2 million, respectively, from the same periods in 2006. The increase in our selling, general and administrative expense was primarily driven by increased legal costs related to patent defense and settlement expenses. These increases were partially offset by lower costs in our SchoolHouse segment as a result of our work force reduction in that segment.

Our research and development expense for the three and nine months ended September 30, 2007 was $14.2 million and $42.7 million, respectively, representing a decrease of $0.3 million and an increase of $2.9 million, respectively, from the same periods in 2006. The increase in year-to-date 2007 expense was primarily a result of higher costs related to the planned launches of new products in 2008.

Our reorganization of the Product, Innovation and Marketing team is expected to produce efficiencies in our research and development and selling, general and administrative spending over the next 12 months.

Our advertising expense for the three and nine months ended September 30, 2007 was $12.8 million and $22.6 million, respectively, representing decreases of $4.2 million and $9.0 million, respectively, from the same periods in 2006. We are focusing our advertising expense towards the last quarter of the year in support of higher seasonal sales. For all of 2007, we expect advertising expense to decline from 2006 levels, but be consistent with competitive benchmarks.

We expect operating expenses for the full year 2007 to be approximately equal to its 2006 level.

The net loss from operations improved to $10.6 million and $71.1 million for the three and nine months ended September 30, 2007, respectively, as compared to $14.7 million and $78.5 million for the same periods in 2006. The lower net loss from operations was due to higher gross profit partially offset by higher operating expenses.

Our income tax expense for the three and nine months ended September 30, 2007 was $0.6 million and $3.3 million, respectively, compared to a provision of $37.5 million and $25.7 million, respectively, for the same periods last year. The third quarter 2006 expense reflects the cumulative impact of a valuation allowance against our domestic deferred tax assets. The valuation allowance was first recorded in the third quarter 2006 and continues currently preventing us from recording a current year tax benefit for current U.S. losses, while still incurring tax expense for our non-U.S. operations.

Our net loss for the three and nine months ended September 30, 2007 was $10.3 million and $68.8 million, respectively, or 7.2% and 26.3% of net sales. This compares with our net loss of $49.7 million and $99.1 million, respectively, for the same periods in 2006. Higher gross profit and lower tax expense contributed to the lower loss for both the quarter and year-to-date comparison and was partially offset by higher operating expenses.

Critical Accounting Policies, Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and reported disclosures. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowances for accounts receivable, inventory valuation, the valuation of deferred tax assets and tax liabilities, intangible assets and stock-based compensation. We base our estimates on historical experience and on complex and subjective judgments often resulting from determining estimates about the impact of events and conditions that are inherently uncertain. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowances for Accounts Receivable

We reduce accounts receivable by an allowance for amounts we believe may become uncollectible. This allowance is an estimate based primarily on our management’s evaluation of the customer’s financial condition, past collection history and aging of the accounts receivable balances. If the financial condition of any of our customers deteriorates, resulting in impairment of its ability to make payments, additional allowances may be required.

We provide estimated allowances for product returns, chargebacks, promotions and defective products on product sales in the same period that we record the related revenue. We estimate our allowances by utilizing historical information for existing products. For new products, we estimate our allowances for product returns on specific terms for product returns and our experience with similar products. We continually assess our historical experience and adjust our allowances as appropriate, and consider other known factors. If actual product returns, chargebacks, promotions and defective products are greater than our estimates, additional allowances may be required. Historically, our estimated allowances for accounts receivable, returns, chargebacks, promotions and defective products have been adequate to cover actual charges.

We disclose our allowances for doubtful accounts on the face of the balance sheet. Our other receivable allowances include allowances for product returns, chargebacks, defective products and promotional markdowns. These other allowances totaled $16.6 million, $22.3 million and $41.5 million at September 30, 2007, September 30, 2006 and December 31, 2006, respectively. The decrease in other receivable allowances was primarily due to lower sales volume and utilization of the defective and returns allowances. These allowances are recorded as reductions of gross accounts receivable.

Inventory Valuation

Inventories are stated at the lower of cost, on a first-in, first-out basis, or market value. Inventories included write-downs for slow-moving, excess and obsolete inventories of $16.4 million, $42.3 million and $34.1 million at September 30, 2007, September 30, 2006 and December 31, 2006, respectively. Our estimate of the write-down for slow-moving, excess and obsolete inventories is based on our management’s review of on-hand inventories compared to their estimated future usage, demand for our products, anticipated product selling prices and products planned for discontinuation. If actual future usage, demand for our products and anticipated product selling prices are less favorable than those projected by our management, additional inventory write-downs may be required. We monitor these estimates on a quarterly basis. When considered necessary, we make additional adjustments to reduce inventory to its net realizable value, with corresponding increases to cost of goods sold. The lower write down for excess and obsolescence as compared to September 30, 2006 and December 31, 2006 reflects the progress we have made in reducing inventories of older products, especially the LeapPad family of products and other legacy products that are being replaced or phased out.

Intangible Assets

Intangible assets include the excess purchase price over the cost of net assets acquired, or goodwill. Goodwill arose from our 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, and our acquisition of substantially all the assets of Explore Technologies in 1998. Our intangible assets had a net balance of $24.9 million, $26.3 million and $25.9 million at September 30, 2007, September 30, 2006 and December 31, 2006, respectively, and are allocated to our U.S. Consumer segment pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and other intangibles with indefinite lives are tested for impairment at least annually. At September 30, 2007, September 30, 2006 and December 31, 2006, we had $19.5 million of goodwill and other intangible assets with indefinite lives. We tested our goodwill and other intangible assets with indefinite lives for impairment during the fourth quarter by comparing their carrying values to their estimated fair values. As a result of this assessment, we determined that no adjustments were necessary to the stated values.

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

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based compensation under the measurement and recognition provisions of APB Opinion No.25, “Accounting for Stock Issued to Employees,” and related Interpretations, permitted under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

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

Tax expense for the three and nine months ended September 30, 2007, was reduced by approximately $1.1 million for a reduction in prior years’ tax liabilities for Mexico and is due to reconciling estimated tax liabilities for 2006 to actual results based on tax returns filed in 2007.

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation of FIN 48, we recognized approximately a $7.3 million increase in the liability for unrecognized tax benefits. Of this amount, $0.6 million was accounted for as an increase to the January 1, 2007 balance of accumulated deficit. The remaining amount decreased deferred tax assets for net operating loss carryforwards in the United States. As these tax assets are fully offset by a valuation allowance, the decrease in the deferred tax assets was offset by a reduction in the valuation allowance and there was no impact on accumulated deficit.

Effective First Quarter of 2008

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Adoption of SFAS 157 is not expected to have a material impact on our consolidated financial statements.

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

RESULTS OF OPERATIONS

The following table sets forth selected information concerning our results of operations as a percentage of consolidated net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	57.8	73.4	59.5	71.5

Gross Profit	42.2	26.6	40.5	28.5
Operating expenses:
Selling, general and administrative	29.1	16.3	39.9	28.5
Research and development	9.9	7.8	16.4	12.5
Advertising	8.9	9.2	8.7	9.9
Depreciation and amortization	1.6	1.2	2.7	2.2

Total operating expenses	49.5	34.5	67.8	53.1

Loss from operations	(7.3)	(7.9)	(27.3)	(24.6)
Interest and other income (expense), net	0.6	1.3	2.1	1.6

Loss before provision for income taxes	(6.7)	(6.6)	(25.1)	(23.0)
Provision for income taxes	0.4	20.3	1.3	4.5

Net loss	(7.2)%	(26.9)%	(26.3)%	(27.5)%

Net Sales

Net sales for the three and nine months ended September 30, 2007 were $144.0 million and $261.0 million, respectively, representing decreases of 22% and 18%, respectively, compared to the same periods in 2006. For the three and nine months ended September 30, 2007, our net sales would have declined by 22% and 19%, respectively, on a constant currency basis, which assumes that foreign currency exchange rates were the same in 2007 as in 2006.

Net sales for each segment, in dollars and as a percentage of total company net sales, were as follows:

	Three Months Ended September 30,
	2007		2006		Change
Segment	$(1)	% of Total Company Sales	$(1)	% of Total Company Sales	$(1)%
U.S. Consumer	$109.5	76%	$138.3	75%	$(28.8)	(21)%
International	30.2	21%	39.6	21%	(9.4)	(24)%
SchoolHouse	4.3	3%	6.8	4%	(2.5)	(37)%

Total Company	$144.0	100%	$184.7	100%	$(40.7)	(22)%

(1)	In millions

	Nine Months Ended September 30,
	2007		2006		Change
Segment	$(1)	% of Total Company Sales	$(1)	% of Total Company Sales	$(1)%
U.S. Consumer	$184.9	71%	$225.4	70%	$(40.5)	(18)%
International	56.5	22%	66.5	21%	(10.0)	(15)%
SchoolHouse	19.6	7%	27.5	9%	(7.9)	(29)%

Total Company	$261.0	100%	$319.4	100%	$(58.4)	(18)%

(1)	In millions

U.S. Consumer. Net sales of platform, software and stand-alone products in dollars and as a percentage of the segment’s net sales were as follows:

	Net Sales Three Months Ended September 30,		Change		% of Total Three Months Ended September 30,
	2007 (1)	2006 (1)	$(1)%		2007	2006
Platform	$38.5	$51.1	(12.6)	(25%)	35%	37%
Software	33.0	33.3	(0.3)	(1%)	30%	24%
Stand-alone	38.0	53.9	(15.9)	(29%)	35%	39%

Net Sales	$109.5	$138.3	(28.7)	(21%)	100%	100%

(1)	In millions

	Net Sales Nine Months Ended September 30,		Change		% of Total Nine Months Ended September 30,
	2007 (1)	2006 (1)	$ (1)%		2007	2006
Platform	$65.4	$74.1	(8.7)	(12%)	35%	33%
Software	61.7	66.9	(5.2)	(8%)	33%	30%
Stand-alone	57.8	84.4	(26.6)	(32%)	31%	37%

Net Sales	$184.9	$225.4	(40.5)	(18%)	100%	100%

(1)	In millions

U.S. Consumer. The decrease in U.S. Consumer net sales in the three and nine months ended September 30, 2007 was primarily due to sales declines in product lines that are being replaced or phased out in 2007 and early in 2008, particularly in the LeapPad family. This decline was partially offset by higher net sales of Leapster products and new products.

We believe that U.S. Consumer net sales were additionally impacted by lower consumer confidence, which appears to be affecting retail traffic.

International. Foreign currency exchange rates favorably impacted our International segment’s results for the three and nine months ended September 30, 2007. Excluding the impact of foreign currency, our International segment’s net sales would have declined by 27% and 19%, respectively, for the three and nine months ended September 30, 2007, instead of decreasing 24% and 15%, respectively, on a reported basis. The decrease in International segment net sales is primarily due to sales declines in our distributor markets as our distributors worked through excess inventory, particularly in the U.K. and Canada. As with the U.S. Consumer segment, our international business is also impacted by weak performance of products which are being phased out in the near future.

SchoolHouse. Our SchoolHouse segment’s net sales decrease for the three and nine months ended September 30, 2007 was due to the implementation of our strategic plan in late 2006, which focuses the segment’s sales efforts on profitable districts and products, eliminating the marginal sales contribution of those products which do not meet our hurdle rates.

Gross Profit and Gross Margin

Gross profit for each segment and the related percentage of the segment’s net sales, or gross margin, were as follows:

Despite lower sales, our gross profit improved to $60.8 million for the three months ended September 30, 2007 compared to $49.2 million for the three months ended September 30, 2006. Gross margin on a consolidated basis for the three months ended September 30, 2007 increased by 15.6 percentage points to 42.2% in 2007 compared to 26.6% for the three months ended September 30, 2006. The increase in our gross margin was driven primarily by the reduction of our inventory write-downs and purchase order cancellations, representing 15.4 points of the 15.6 percentage point overall improvement. Improved information and forecasting also contributed to higher gross margins. This improvement occurred in our U.S. Consumer and SchoolHouse segments of our business. Our International segment experienced a gross margin reduction of 1.5 percentage points.

Despite lower sales, our gross profit improved to $105.8 million for the nine months ended September 30, 2007 compared to $91.1 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, our gross margin increased by 12.0 percentage points to 40.5% in 2007 compared to 28.5% for the same period in 2006. The increase in our gross margin on a consolidated basis was driven primarily by the reduction of our inventory write-downs and purchase order cancellations, representing 11.1 percentage points of the 12.0 point overall improvement year to date. This improvement occurred across all three segments of our business.

During the three and nine months ended, September 30, 2007, gross margin benefited from the recovery of inventory written down in previous periods by $3.2 million, or 2.2 percentage points, and $5.9 million, or 2.2 percentage points, respectively. Also during these periods we established new write-downs for the three and nine months ended September 30, 2007 of $3.6 million and $5.0 million.

	Three Months Ended September 30,
	2007		2006		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$50.4	46.0%	$36.5	26.4%	$13.9	38%
International	8.1	26.8%	11.2	28.3%	(3.1)	(28)%
SchoolHouse	2.3	53.5%	1.5	22.0%	0.8	53%

Total Company	$60.8	42.2%	$49.2	26.6%	$11.6	24%

(1)	In millions

	Nine Months Ended September 30,
	2007		2006		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$76.0	41.1%	$58.0	25.7%	$18.0	31%
International	17.9	31.7%	17.7	26.6%	0.2	1%
SchoolHouse	11.9	60.7%	15.4	56.1%	(3.5)	(23)%

Total Company	$105.8	40.5%	$91.1	28.5%	$14.7	16%

(1)	In millions

U.S. Consumer. As stated above, the increase in gross margin for the three months ended September 30, 2007 was primarily driven by the reductions in inventory write-downs.

The increase for the nine months ended September 30, 2007 was also primarily due to the reduction of inventory write-downs, including lower charges for the cancellation of inventory purchase orders. We continue to expect gross margins to improve over time as we drive towards our strategic goal of gross margins in the mid-40s, and as a greater percentage of our sales come from new products, which have higher gross margins than products that are at the end of their life cycle.

International. Our gross margin in our International segment for the three and nine months ended September 30, 2007 decreased by 1.5 percentage points and increased by 5.1 percentage points, respectively, compared to the same periods in 2006. The decrease for the three months ended September 30, 2007 is primarily due to increased inventory closeouts in the U.K. this year and a shift to fewer distributors in the rest of the International segment. Distributors sales have lower gross margins than sales to retailers. Lower sales discounts on a year-to-date basis generated the 5.1 percentage point increase in gross margin, compared to the nine months ended September 30, 2006.

SchoolHouse. Our gross margin in our SchoolHouse segment for the three and nine months ended September 30, 2007 increased by 31.5 and 4.6 percentage points, respectively, compared to the same periods in 2006. The third quarter 2006 gross margins were depressed by higher than average inventory write-downs and costs for purchase order cancellations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for each segment and the related percentage of the segment’s net sales were as follows:

	Three Months Ended September 30,
	2007		2006		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$34.6	31.7%	$19.9	14.4%	$14.7	74%
International	5.0	16.6%	5.2	13.0%	(0.2)	(4)%
SchoolHouse	2.3	51.2%	5.1	74.7%	(2.9)	(57)%

Total Company	$41.9	29.1%	$30.2	16.3%	$11.7	24%

(1)	In millions

	Nine Months Ended September 30,
	2007		2006		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$81.5	44.1%	$62.5	27.7%	$19.0	30%
International	14.9	26.4%	13.3	20.1%	1.6	12%
SchoolHouse	7.8	39.8%	15.2	55.4%	(7.4)	(49)%

Total Company	$104.2	39.9%	$91.0	28.5%	$13.2	15%

(1)	In millions

Selling, general and administrative expense consists primarily of salaries and related employee benefits, legal fees, marketing expenses, systems costs, rent, office equipment, supplies and professional fees. We record all of our indirect expenses in our U.S. Consumer segment and do not allocate these expenses to our International and SchoolHouse segments.

For the three and nine months ended September 30, 2007, the increase in our selling, general and administrative expense was driven by increased legal costs related to patent defense and settlement expenses, and higher stock-based compensation expense. Lower costs in our SchoolHouse segment for the three and nine months ended September 30, 2007 were a result of the work force reduction in that segment in late 2006. Higher costs in our International segment year to date were driven by higher expenses associated with our new marketing office in Beijing, China.

In July 2007, we implemented a reorganization of our Product Innovation and Marketing team that is expected to produce efficiencies in our selling, general and administrative spending over the next 12 months. This restructuring involved the consolidation of the four product business units into two (combining the management of the Reading and Infant/Toddler/Preschool business units, and combining the management of the Educational Gaming and FLY business units). The costs related to this restructuring were not significant.

Research and Development Expenses

Research and development expense consists primarily of costs associated with content development, product development and product engineering.

The increases in the U.S. Consumer segment for the three and nine months ended September 30, 2007 were primarily a result of higher costs related to the planned launches of new products in 2008, which are captured in the U.S. Consumer segment.

Research and development costs for our International segment primarily represent the cost to localize product content. Research and development costs for our SchoolHouse segment primarily represent the costs of converting product content to forms acceptable for educators or educational organizations.

Our recent restructuring of our Product, Innovation and Marketing team embeds the creative content group into the new business units, rather than as a separate function, as it had been in the past. We expect these changes to produce efficiencies in our research and development spending over the next 12 months.

In fall 2008, we plan to strengthen our position in the reading market and expand our presence in interactive educational games by introducing our next-generation reading solutions, launching significant updates to our educational gaming products, expanding our software library, and developing applications that allow our products to connect to the world wide web.

Research and development expenses for each segment and the related percentage of the segment’s net sales were as follows:

	Three Months Ended September 30,
	2007		2006		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$13.4	12.2%	$12.9	9.3%	$0.5	4%
International	0.5	1.7%	0.7	1.8%	(0.2)	(29)%
SchoolHouse	0.3	7.0%	0.9	13.1%	(0.6)	(67)%

Total Company	$14.2	9.9%	$14.5	7.8%	$(0.3)	(2)%

(1)	In millions

	Nine Months Ended September 30,
	2007		2006		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$40.1	21.7%	$34.9	15.5%	$5.2	15%
International	1.7	3.0%	2.2	3.3%	(0.5)	(23)%
SchoolHouse	0.9	4.6%	2.7	10.0%	(1.8)	(67)%

Total Company	$42.7	16.4%	$39.8	12.5%	$2.9	7%

(1)	In millions

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

Product development and content development costs were as follows:

	Three Months Ended September 30,
	2007		2006		Change
Segment	$(1)	% of Total Company Net Sales	$(1)	% of Total Company Net Sales	$(1)%
Product development	$7.1	50.0%	$8.2	4.4%	$(1.1)	(13)%
Content development	7.1	50.0%	6.3	3.4%	0.8	13%

Research & Development	$14.2	9.9%	$14.5	7.8%	$(0.3)	(2)%

(1)	In millions

	Nine Months Ended September 30,
	2007		2006		Change
Segment	$(1)	% of Total Company Net Sales	$(1)	% of Total Company Net Sales	$(1)%
Product development	$21.6	50.6%	$22.3	7.0%	$(0.7)	(3)%
Content development	21.1	49.4%	17.5	5.5%	3.6	21%

Research & Development	$42.7	16.4%	$39.8	12.5%	$2.9	7%

(1)	In millions

Advertising Expense

Advertising expenses during the quarter for each segment and related percentage of the segment’s net sales were as follows:

	Three Months Ended September 30,
	2007		2006		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$ (1)%
U.S. Consumer	$10.7	9.8%	$13.8	10.0%	$(3.1)	(22)%
International	1.9	6.3%	2.9	7.3%	(1.0)	(34)%
SchoolHouse	0.2	4.7%	0.3	4.4%	0.1	(33)%

Total Company	$12.8	8.9%	$17.0	9.2%	$(4.2)	(25)%

(1)	In millions

	Nine Months Ended September 30,
	2007		2006		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$18.8	10.1%	$24.7	11.0%	$(5.9)	(24)%
International	3.3	5.8%	6.2	9.4%	(2.9)	(47)%
SchoolHouse	0.5	2.6%	0.7	2.4%	(0.2)	(29)%

Total Company	$22.6	8.7%	$31.6	9.9%	$(9.0)	(34)%

(1)	In millions

Our advertising expense for the three and nine months ended September 30, 2007 was $12.8 million and $22.6 million, respectively. The decreases of $4.2 million and $9.0 million, respectively, compared to the corresponding periods of the prior year reflected primarily overall lower spending for advertising in all of our segments.

Historically, our advertising expense increases significantly in dollars and as a percentage of net sales starting in the third quarter and most heavily in the fourth quarter due to the concentration of our television advertising in the pre-holiday selling period. We anticipate that this seasonal trend will continue in 2007. We expect that our full-year advertising spending will be lower than in 2006 but be consistent with competitive benchmarks.

Loss from Operations

Loss from operations for each segment and the related percentage of the segment’s net sales were as follows:

	Three Months Ended September 30,
	2007		2006		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$(10.6)	(9.7)%	$(12.1)	(8.8)%	$1.5	12%
International	0.5	1.7%	2.2	5.6%	(1.7)	(77)%
SchoolHouse	(0.5)	(11.6)%	(4.8)	(70.0)%	4.3	90%

Total Company	$(10.6)	(7.3)%	$(14.7)	(8.0)%	$4.1	28%

(1)	In millions

	Nine Months Ended September 30,
	2007		2006		Change
Segment	$(1)	% of Segment Net Sales	$(1)	% of Segment Net Sales	$(1)%
U.S. Consumer	$(71.5)	(38.7)%	$(71.0)	(31.5)%	$(0.5)	(1)%
International	(2.4)	(4.2)%	(4.3)	(6.4)%	1.9	44%
SchoolHouse	2.8	14.3%	(3.2)	(11.7)%	6.0	188%

Total Company	$(71.1)	(27.3)%	$(78.5)	(24.6)%	$7.3	4%

(1)	In millions

Despite lower sales, we experienced a lower loss from operations for the three and nine months ended September 30, 2007 compared to the prior year as a result of improved gross margins, partially offset by higher operating expenses. Results for 2007 also benefited from the SchoolHouse restructuring actions completed earlier this year.

Other

Net Interest Income and Other (Expense) Income, Net. Net interest income decreased by $0.6 million to $1.5 million for the three months ended September 30, 2007 compared to the same period in the prior year, due to lower average cash and investment balances. Net interest income and other (expense) income, net increased by $0.3 million to $5.9 million for the nine months ended September 30, 2007 compared to the same period in the prior year. This increase was due to higher market interest rates and from increasing the percentage of investments in higher-rate taxable interest securities in 2007 compared to tax-exempt securities in 2006.

Other (Expense) Income, Net. Other (expense) income, net, which consisted primarily of foreign currency related activities was $(0.6) million and $(0.2) million for the three and nine month period ended September 30, 2007 compared to $0.3 million and ($0.4) million, respectively, for the same periods last year. These amounts include the results of our foreign currency hedging program, net of the revaluation on the underlying transactions, as well as other non-operating items.

Provision (Benefit) for Income Taxes. Income tax expense for the three and nine months ended September 30, 2007 was $0.6 million and $3.3 million, respectively, compared to income tax provision of $37.5 million and $25.7 million for the same periods in 2006. Our effective income tax (expense) benefit rates for the three and nine months ended September 30, 2007 were (1.5)% and (5.2)%, respectively, as compared to (305.7)% and (35.0)% for the same periods in 2006. The full year effective income tax expense rates for 2007 is expected to be (6.2)% compared to (22.5)% in 2006.

Tax expense for the three and nine months ended September 30, 2007 was reduced by approximately $1.1 million for a reduction in prior years’ tax liabilities for Mexico and is due to reconciling estimated tax liabilities for 2006 to actual results based on tax returns filed in 2007. The third quarter 2006 expense reflects the cumulative impact of a valuation allowance against our domestic deferred tax assets. The valuation allowance was first recorded in the third quarter 2006 and continues currently preventing us from recording a current year tax benefit for current U.S. losses, while still incurring tax expense for our non-U.S. operations.

Net Loss

Our net loss for the three and nine months ended September 30, 2007 was $10.3 million and $68.8 million, or 7.2% and 26.3% of net sales, respectively, compared to a net loss of $49.7 million and $99.1 million, or 26.9% and 27.5% of net sales, respectively, for the same periods in 2006. The lower loss was due to a lower loss from operations coupled with lower income tax expense.

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

LIQUIDITY AND CAPITAL RESOURCES

LeapFrog’s primary source of liquidity during the three and nine months ended September 30, 2007 was cash received from the collection of accounts receivable balances generated from sales in the fourth quarter of 2006 and the first half of 2007, partially offset by operating losses.

Cash and related balances are:

	September 30,
	2007(1)	2006(1)	Change (1)
Cash and cash equivalents	$71.7	$42.6	$29.1
Short-term investments	25.8	92.3	(66.5)

Total	$97.5	$134.9	$(37.4)

% of total assets	23%	25%
Total Assets	$427.2	$528.4

(1)	In millions

Financial Condition

We believe our current cash and short-term investments, anticipated cash flow from operations and future seasonal borrowings, if any, will be sufficient to meet our working capital and capital requirements through at least September 30, 2008.

Cash and cash equivalents increased to $71.7 million during the nine months ended September 30, 2007 from $67.3 million at December 31, 2006 primarily due to a transition from short-term investments to cash and cash equivalents, partially offset by operating losses. The change in cash and cash equivalents was as follows:

	September 30, 2007
	2007(1)	2006(1)	Change (1)
Net cash provided (used in) by operating activities	$(40.4)	$71.8	$(112.2)
Net cash provided by (used in) investing activities	37.8	(80.7)	118.5
Net cash provided by financing activities	1.6	3.7	(2.1)
Effect of exchange rate changes on cash	5.3	(0.6)	5.9

Increase (decrease) in cash and cash equivalents	$4.4	$(5.8)	$10.2

(1)	In millions

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

	Cash Flow From Operating Activities
	2007(1)	2006(1)	2005(1)
1st Quarter	$49.6	$133.1	$90.6
2nd Quarter	(37.6)	(21.2)	(25.3)
3rd Quarter	(52.4)	(40.1)	(44.6)
4th Quarter	NA	18.6	(45.4)

Total	NA	$90.4	$(24.7)

(1)	In millions

In November 2005, we entered into a $75.0 million asset-based revolving credit facility with Bank of America. Borrowing availability under this agreement was $74.97 million as of September 30, 2007. The borrowing availability varies according to the levels of our accounts receivable and cash and investment securities deposited in secured accounts with the administrative agent or other lenders. There were no borrowings outstanding under this agreement at September 30, 2007.

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

Operating activities

Net cash consumed by operating activities was $40.4 million in the nine months ended September 30, 2007 compared to cash provided by operating activities of $71.8 million for the same period in 2006. The net cash used by operating activities reflects operating losses and seasonal increases in inventory in anticipation of the holiday selling season while the cash provided by operations in 2006 reflects improved cash collections on accounts receivable, partially offset by operating losses.

Working Capital – Major Components

Accounts receivable

Gross accounts receivable was $127.1 million at September 30, 2007, $154.6 million at September 30, 2006 and $142.6 million at December 31, 2006. Allowances for doubtful accounts were $0.4 million at September 30, 2007, $1.9 million at September 30, 2006 and $0.8 million at December 31, 2006. Our days sales outstanding, or DSO, at September 30, 2007 was 79 compared to 74 at September 30, 2006. Our DSO at December 31, 2006 was 71 days.

Allowances for doubtful accounts, as a percentage of gross accounts receivable, were 0.3% at September 30, 2007 compared to 1.2% at September 30, 2006. At December 31, 2006, allowances for doubtful accounts were 0.6% of gross accounts receivable.

Inventory

Inventory was $110.3 million at September 30, 2007, $154.5 million at September 30, 2006 and $73.0 million at December 31, 2006. Inventory increased by $37.2 million, or 51.0%, from December 31, 2006 to September 30, 2007 and decreased by $44.2 million, or 28.6% from September 30, 2006. The increase in our inventory since December 2006 was due to seasonal inventory purchases by our U.S. Consumer segment since the end of 2006. In 2006 operating activity did not show the normal seasonal trends in inventory given the excessively high inventory balances of $169.1 million at December 31, 2005; the decline from December 31, 2005 to September 30, 2006 reflects significant improvements made in the management of our inventory.

Deferred income taxes

We recorded a gross current domestic deferred tax asset of $10.7 million at September 30, 2007, $13.1 million at September 30, 2006 and $15.1 million at December 31, 2006. The year-over-year decrease in our gross domestic current deferred income tax asset was primarily due to the timing of realizing other deferred tax assets. At September 30, 2007, September 30, 2006 and December 31, 2006 our current domestic deferred tax assets were offset with a valuation allowance of $10.7 million, $13.1 million and $15.1 million, respectively.

We recorded a gross non-current domestic deferred tax asset of $74.3 million at September 30, 2007, $30.1 million at September 30, 2006 and $45.3 million at December 31, 2006. The increases from September 30, 2006 and year-end in gross non-current deferred tax assets are primarily due to net operating losses and additional research and development credits available to be carried forward in future periods. The non-current domestic deferred tax assets at September 30, 2007, September 30, 2006 and December 31, 2006 were offset by a valuation allowance of $74.3 million, $30.1 million and $45.3 million, respectively.

The remaining net current and non-current deferred tax assets on the balance sheet of $4.6 million and $0.3 million, respectively, are attributable to our foreign operations.

Accounts payable

Accounts payable was $69.5 million at September 30, 2007, $84.0 million at September 30, 2006 and $46.7 million at December 31, 2006. The increase in accounts payable from December 31, 2006 to September 30, 2007 primarily reflects seasonal inventory purchases to meet demand in the second half of 2007.

Investing activities

Net cash provided by investing activities was $37.8 million for the nine months ended September 30, 2007, compared to a use of $80.7 million for the same period in 2006. The primary components of net cash provided by investing activities for the first nine months of 2007 compared to the same period in 2006 were:

•

Net sales and purchases of short-term investments of $55.8 million in the nine months ended September 30, 2007 compared with the net sales and purchases of investments of $68.5 million in the nine months ended September 30, 2006.

•

Purchases of property and equipment of $17.9 million in 2007 related primarily to computers and software, capitalized content and leasehold improvements, compared with $12.2 million in the nine months ended September 30, 2006.

Financing activities

Net cash provided by financing activities was $1.6 million for the nine months ended September 30, 2007 compared to $3.7 million for the same period in 2006. The primary component of cash provided by financing activities in both years was proceeds received from the exercise of stock options and purchases of our Class A common stock pursuant to our employee stock purchase plan.

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

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements. We recorded net losses of $0.9 million and $2.4 million on the foreign currency forward contracts for the three and nine months ended September 30, 2007, respectively, as compared to net loss of $0.4 million and $3.0 million for the same periods in 2006. We also recorded net gains of $0.6 million and $2.4 million on the underlying transactions denominated in foreign currencies for the three and nine months ended September 30, 2007, respectively, as compared to net gains of $0.8 million and $2.4 million for the same periods in 2006.

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts that were outstanding as of September 30, 2007 follows:

	Average Forward Exchange Rate per $1	Notional Amount in Local Currency (1)	Instrument Fair Value (2)
British Pound (US$/GBP)	2.010	3,717	$(74)
Euro (US$/Euro)	1.412	9,608	(157)
Canadian Dollar (C$/US$)	1.003	8,653	(84)
Mexican Peso (MXP/US$)	10.972	203,139	(38)

Total			$(353)

(1)	In thousands of local currency

(2)	In thousands of U.S. dollars

Cash equivalents and short-term investments are presented at fair value on our balance sheet. We invest our excess cash in accordance with our investment policy. At September 30, 2007, September 30, 2006 and December 31, 2006, our cash was invested primarily in money market funds, municipal auction rate certificates and commercial paper. Any adverse changes in interest rates or securities prices may decrease the value of our short-term investments and operating results.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, or disclosure controls. This controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO. Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed or submitted in our reports filed under the Exchange Act, such as this report, are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this report. In the course of the controls evaluation, we reviewed and identified data errors and control problems and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our CEO and CFO, concerning the effectiveness of the disclosure controls can be reported in our periodic reports filed with the Securities and Exchange Commission on Forms 8-K, 10-Q, 10-K, and others as may be required from time to time.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure system are met. Based upon the controls evaluation, our CEO and CFO have concluded that our disclosure controls were effective as of September 30, 2007.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, LeapFrog is party to various pending claims and lawsuits. We are currently party to the lawsuits described below, and we intend to defend or pursue these suits vigorously.

Tinkers & Chance v. LeapFrog Enterprises, Inc.

On November 5, 2007, we entered into an agreement with Tinkers & Chance, a Texas partnership, under which Tinkers & Chance agreed to grant to us a worldwide, non-exclusive license to all of its current patents and patent applications, as well as patents arising from applications filed by Tinkers & Chance or its principals through November 2014, and the parties agreed to dismiss pending litigation in federal district court for the Eastern District of Texas. Under the terms of the agreement, we will make payments to Tinkers & Chance totaling $7.5 million. This amount, which will be paid in 2008, has been accrued as selling, general and administrative expense in the third quarter of 2007.

Stockholder Class Actions

In December 2003, April 2005 and June 2005, six purported class action lawsuits were filed in federal district court for the Northern District of California against LeapFrog and certain of our former officers alleging violations of the Securities Exchange Act of 1934. These actions have since been consolidated into a single proceeding captioned In Re LeapFrog Enterprises, Inc. Securities Litigation. In January 2006, the lead plaintiffs in this action filed an amended and consolidated complaint. In July 2006, the Court granted our motion to dismiss the amended and consolidated complaint with leave to amend. In September 2006, the plaintiffs filed a second amended consolidated class action complaint. This second amended complaint sought unspecified damages on behalf of persons who acquired LeapFrog’s Class A common stock during the period July 24, 2003 through October 18, 2004. Like the predecessor complaint, this complaint alleged that the defendants caused us to make false and misleading statements about our business and forecasts about our financial performance, and that certain of our current and former individual officers and directors sold portions of their stock holdings while in the possession of adverse, non-public information. Discovery had not commenced, and a trial date had not been set. We filed a motion to dismiss the second amended consolidated complaint and in September 2007, the federal district court granted our motion to dismiss the second amended complaint, with leave for the plaintiffs to amend and re-file a third amended complaint.

Item 1A.	Risk Factors

Our business and the results of its operations are subject to many factors, some of which are beyond our control. The following is a description of some of the risks and uncertainties that may affect our future financial performance.

Our operating plan may not correct recent trends in our business.

In July 2006, our board of directors appointed Jeffrey G. Katz as our President and Chief Executive Officer. Under Mr. Katz’s leadership, we commenced and completed a full strategic review of our business. The critical strategic themes of the plan that resulted from this review are detailed in “Part I, Item 1—Business—“Overview” in our 2006 Form 10-K.”

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

Sales of our platforms, related software and stand-alone products typically have grown in the periods following initial introduction, but we expect sales of specific products to decrease as they mature. For example, net sales of the Classic LeapPad and My First LeapPad platforms in our U.S. Consumer business peaked in 2002 and have been since declining. Therefore, the timely introduction of new products and the enhancement and extension of existing products, through the introduction of additional software or by other means, is critical to our future sales growth. To remain competitive, we must continue to develop new technologies and products and enhance existing technologies and product lines, as well as successfully integrate third-party technology with our own.

The successful development of new products and the enhancement and extension of our current products will require us to anticipate the needs and preferences of consumers and educators and to forecast market and technological trends accurately. Consumer preferences, and particularly children’s preferences, are continually changing and are difficult to predict. In addition, educational curricula change as States adopt new standards.

We cannot assure you that any new products will be successful or that other products will be introduced or, if introduced, will be successful. The failure to enhance and extend our existing products or to develop and introduce new products that achieve and sustain market acceptance and produce acceptable margins would harm our business and operating results.

We depend on key personnel, and we may not be able to hire, retain and integrate sufficient qualified personnel to maintain and expand our business.

Our future success depends partly on the continued contribution of our key executives and technical, sales, marketing, manufacturing and administrative personnel. Since mid-2006, we have reorganized our management team and appointed new global business leaders for our product lines. During late 2006, we hired a new Vice President of Software Engineering, Vice President of Web Products, Vice President of Hardware Engineering, and Senior Vice President of Human Resources, and in early 2007, we hired a new Executive Vice President, International, Executive Vice President of Product, Innovation and Marketing. In addition to hiring new management personnel, we have experienced significant turnover in our management positions. If our new leaders are unable to properly integrate into the business or if we are unable to replace personnel or functional capabilities on a timely basis or at all, our business will be adversely affected.

In October 2006, we completed consolidation of our office locations, moving our research and development offices from Los Gatos, California to our corporate headquarters in Emeryville, California, approximately 50 miles away. As a result, we have been faced with the challenge of retaining our Los Gatos personnel due to the change of location and hiring skilled personnel to replace those we were unable to retain. The loss of services of any of our key personnel could harm our business. If we fail to retain, hire, train and integrate qualified employees and contractors, we will not be able to maintain and expand our business.

Part of our compensation package includes stock and/or stock options. If our stock performs poorly, it may adversely affect our ability to retain or attract key employees. In addition, because we have been required to treat all stock-based compensation as an expense as of January 1, 2006, we experienced increased compensation costs beginning in 2006. Changes in compensation packages or costs could impact our profitability and/or our ability to attract and retain sufficient qualified personnel.

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

We currently compete primarily in the Infant/Toddler/Preschool category, and electronic learning aids category of the U.S. toy industry and, to some degree, in the overall U.S. and international toy industry. We believe that we are also beginning to compete, and will increasingly compete in the future, with makers of popular game platforms and smart mobile devices such as personal digital assistants. Our SchoolHouse segment competes in the U.S. supplemental educational materials market. Each of these markets is very competitive and we expect competition to increase in the future. Many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to changes in consumer requirements or preferences or to new or emerging technologies. They may also devote greater resources to the development, promotion and sale of their products than we do. We cannot assure you that we will be able to compete effectively in our markets.

Our business depends on three retailers that together accounted for approximately 66% on an annual basis of our consolidated net sales and 80% of the U.S. Consumer segment sales in 2006, and our dependence upon a small group of retailers may increase.

In 2006, sales to Wal-Mart, Toys “R” Us and Target accounted for approximately 26%, 22% and 18%, respectively, of our consolidated net sales. We expect that a small number of large retailers will continue to account for a significant majority of our sales and that our sales to these retailers may increase as a percentage of our total sales.

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

Failure to predict accurately and respond appropriately to retailer and consumer demand on a timely basis to meet seasonal fluctuations, or any disruption of consumer buying habits during this key period, would harm our business and operating results. We expect we will incur losses in 2007 and in the first and second quarters of each year for the foreseeable future.

If we do not maintain sufficient inventory levels or if we are unable to deliver our product to our customers in sufficient quantities, or if our retailer’s inventory levels are too high, our operating results will be adversely affected.

The high degree of seasonality of our business places stringent demands on our inventory forecasting and production planning processes. If we fail to meet tight shipping schedules, we could damage our relationships with retailers, increase our shipping costs or cause sales opportunities to be delayed or lost. In order to be able to deliver our merchandise on a timely basis, we need to maintain adequate inventory levels of the desired products. If our inventory forecasting and production planning processes result in our manufacturing inventory in excess of the levels demanded by our customers, we could be required to record inventory write-downs for excess and obsolete inventory, which would adversely affect our operating results. If the inventory of our products held by our retailers is too high, they may not place or may reduce orders for additional products, which would unfavorably impact our future sales and adversely affect our operating results.

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

We outsource substantially all of our finished goods assembly, using several Asian manufacturers, most of which manufacture our products at facilities in the Guangdong province in the southeastern region of China. We depend on these manufacturers to produce sufficient volumes of our finished products in a timely fashion, at satisfactory quality and cost levels and in accordance with our and our customers’ terms of engagement. If our manufacturers fail to produce quality finished products on time, at expected cost targets and in sufficient quantities, our reputation and operating results would suffer. In addition, as we do not have long-term agreements with our manufacturers, they may stop manufacturing for us at any time, with little or no notice. We may be unable to manufacture sufficient quantities of our finished products and our business and operating results could be harmed.

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

Our international consumer business may not succeed and subjects us to risks associated with international operations.

We derived approximately 22% of our net sales from markets outside the United States during 2006. During the first half of 2007, we completed a strategic review of our international business and are taking action to strengthen our international product and distribution effectiveness. However, our efforts to increase sales for our products outside the United States may not be successful and may not achieve higher sales or gross margins or contribute to profitability.

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

We launched our SchoolHouse segment in 1999 to deliver classroom instructional programs to the pre-kindergarten through fifth grade school market and explore adult learning opportunities. To date, the SchoolHouse segment, has incurred cumulative operating losses. In December 2006, we announced a reorganization of the SchoolHouse segment, which reduced the size of our SchoolHouse organization by half. Going forward, the segment is focusing sales and product development resources on reading curriculum for core grade levels. However, if we cannot increase market acceptance of our SchoolHouse segment’s supplemental educational products, the segment’s future sales and profitability could suffer.

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

In the course of our business, we periodically receive claims of infringement or otherwise become aware of potentially relevant patents, copyrights, trademarks or other intellectual property rights held by other parties. Responding to any infringement claim, regardless of its validity, may be costly and time-consuming and may divert our management and key personnel from our business operations. If we, our distributors or our manufacturers are adjudged to be infringing the intellectual property rights of any third party, we or they may be required to obtain a license to use those rights, which may not be obtainable on reasonable terms, if at all. We also may be subject to significant damages or injunctions against the development and sale of some of our products or against the use of a trademark or copyright in the sale of some of our products. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all the liability that could be imposed. For more information regarding this see “Part I, Financial Information, Note 12 to the Consolidated Financial Statements—Commitments and Contingencies—Legal Proceedings —Tinkers & Chance v. LeapFrog Enterprises, Inc.” in this report.

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

We operate in a highly regulated environment with international, federal, state and local governmental entities regulating many aspects of our business, including products and the importation of products. Regulations with which we must comply include accounting standards, taxation requirements (including changes in applicable income tax rates, new tax laws and revised tax law interpretations), trade restrictions, regulations regarding financial matters, environmental regulations, advertising directed toward children, safety and other administrative and regulatory restrictions. Compliance with these and other laws and regulations could impose additional costs on the conduct of our business. While we take all the steps we believe are necessary to comply with these laws and regulations, there can be no assurance that we have achieved compliance or that we will be in compliance in the future. Failure to comply with the relevant regulations could result in monetary liabilities and other sanctions which could have a negative impact on our business, financial condition and results of operations. In addition, changes in laws or regulations may lead to increased costs, changes in our effective tax rate, or the interruption of normal business operations that would negatively impact our financial condition and results of operations.

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

Weak economic conditions in the United States or abroad as a result of lower consumer spending, lower consumer confidence, higher inflation, higher commodity prices, such as the price of oil, political conditions, natural disaster, labor strikes or other factors could negatively impact our sales or profitability. Furthermore, armed hostilities, terrorism, natural disasters, or public health issues, whether in the United States or abroad could cause damage and disruption to our company, our suppliers, our manufacturers, or our customers or could create political or economic instability, any of which could have a material adverse impact on our business. Although it is impossible to predict the consequences of any such events, they could result in a decrease in demand for our product or create delay or inefficiencies in our supply chain by making it difficult or impossible for us to deliver products to our customers, or for our manufacturers to deliver products to us, or suppliers to provide component parts.

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

This control by Mr. Ellison could depress the market price of our Class A common stock; deter, delay or prevent a change in control of LeapFrog; or affect other significant corporate transactions that otherwise might be viewed as beneficial for other stockholders.

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

As of December 31, 2006, there were outstanding awards under our equity incentive plans that could result in the issuance of approximately 9.7 million shares of Class A common stock. To the extent we issue shares upon the exercise of any of options or other equity incentive awards issued under our 2002 Equity Incentive Plan, investors in our Class A common stock will experience additional dilution.

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

Item 6.	Exhibits.

3.03(a)	Amended and Restated Certificate of Incorporation.

3.04(b)	Amended and Restated Bylaws.

4.01(c)	Form of Specimen Class A Common Stock Certificate.

4.02(d)	Fourth Amended and Restated Stockholders Agreement, dated May 30, 2004, among LeapFrog and the investors named therein.

10.01*	Form of Stock Option Agreement under LeapFrog’s 2002 Equity Incentive Plan, as amended.

10.02*	Form of Restricted Stock Unit Award Agreement under LeapFrog’s 2002 Equity Incentive Plan, as amended.

10.03*	Severance and Change of Control Benefit Plan for LeapFrog’s Executive Officers.

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an exhibit to LeapFrog’s registration statement on Form S-1 (SEC File No. 333-86898) and incorporated herein by reference

(b)	Filed as an exhibit to LeapFrog’s Current Report on Form 8-K filed with Securities and Exchange Commission on November 2, 2007 (SEC File No. 001-31396) and incorporated herein by reference

(c)	Filed as an exhibit to LeapFrog’s Annual Report on Form 10-K filed with Securities and Exchange Commission on March 7, 2006 (SEC File No. 001-31396) and incorporated herein by reference

(d)	Filed as an exhibit to LeapFrog’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2004 (SEC File No. 001-31396) and incorporated herein by reference

*	Compensation plans or arrangements in which LeapFrog’s executive officers are eligible to participate or participate.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc.
(Registrant)

/s/ Jeffrey G. Katz
Jeffrey G. Katz
President and Chief Executive Officer
(Authorized Officer)

Dated: November 9, 2007

/s/ William B. Chiasson
William B. Chiasson
Chief Financial Officer
(Principal Financial Officer)

Dated: November 9, 2007