Form 10-K
period 2007-12-31
LEAPFROG ENTERPRISES INC
filed 2008-03-13
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2007 calculated using the closing market price as of that day, was approximately $363,434,947. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding voting power of the registrant’s common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding voting power of the registrant’s common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of June 30, 2007 . This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of Class A common stock and Class B common stock, outstanding as of February 29, 2008 was 35,904,387 and 27,614,176, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference in Part III of this report on Form 10-K portions of its definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed with the Commission.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This report on Form 10-K, including the sections entitled “Item 1-Business,” “Item 1A-Risk Factors,” and “Item 7-Management’s Discussion and Analysis of Financial Condition and Result of Operations,” contains forward-looking statements, including statements regarding the capabilities and launch of our LeapFrog Learning Path application, future product or service launches, future product or service features, the scope and success of future launches, our expectations for sales, trends, margins, profitability, expenses, inventory or cash balances, capital expenditures, cash flows, or other measures of financial performance in future periods, anticipated competitive benefits of our strategy or of current or future products or services, the effects of strategic actions on future financial performance, expectations related to the growth of our online business and that of our online retail customers, and expected impact of declines in legacy products and settlement of litigation. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” in Item 1A of this Form 10-K and those found elsewhere in this Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

SPECIAL NOTE ON FISCAL PERIOD DATES

This report on Form 10-K presents information regarding LeapFrog’s performance during the fiscal years ended December 31, 2007, 2006, 2005, 2004, and 2003, as well as future financial obligations for the fiscal years ending December 31, 2008, 2009, 2010, 2011, 2012, 2013, 2014, 2015, 2016, and 2017. At the beginning of each Part of this report, and in all Tables, we remind the reader that our fiscal year ends December 31. Otherwise, we refer to each fiscal year as the year, for example: “2007” refers to the fiscal year ending December 31, 2007.

SPECIAL NOTE ON FINANCIALS

Unless otherwise noted all financial information is presented in thousands except for per share data.

TRADEMARKS AND SERVICE MARKS

“Alphabet Pal,” “ClickStart,” “FLY,” “FLY Fusion,” the FLY logo, “Fridge Phonics,” “Leap,” “LeapFrog,” the LeapFrog logo, the LeapFrog Connect logo, the LeapFrog School design, “LeapPad,” “Leapster,” “Leapster L-MAX,” “Leapster TV,” “LeapTrack,” “Learn & Groove,” the LeapFrog Learning Path logo, “Letter Factory,” “Little Leaps,” “LittleTouch,” “Tag,” the Tag logo, “didj,” “Crammer,” “See the Learning” and “Word Whammer” are some of our trademarks or service marks. This report on Form 10-K also includes other trademarks and service marks, as well as trade dress and trade names of ours. Other trademarks in this report on Form 10-K are the property of their respective owners.

i

ii

PART I

Item 1. Business

LeapFrog designs, develops and markets innovative, technology-based learning products and related proprietary content for the education of infant through grade school children at home and in schools around the world. Our goal is to create educational products that kids love, parents trust and teachers value.

Founded in 1995, LeapFrog has developed a number of learning platforms that come to life with a broad library of software titles, covering important subjects including phonics, reading, writing, and math for grade school children. In addition, we have created a broad line of “stand-alone” learning toys that do not require the separate purchase of software and are generally targeted at young children—from infants to grade school age children. Our products are sold through retailers, distributors, directly to consumers at our web store and directly to schools. LeapFrog’s products are available in six languages at major retailers globally.

LeapFrog organizes, operates, and assesses its business in three primary operating segments: U.S. Consumer, International and School.

Our Strategy: A New LeapFrog

Beginning in July 2006, we conducted a strategic review of our business. Based on the findings, we have begun implementing significant changes designed to reestablish us as a growing, profitable and innovative company that delivers consistent financial performance. The primary themes from this review are:

•

Retaking the reading market. Our strategy is to leverage our brand strength with parents and teachers, and to re-establish a leading position in this market, which we estimate to be approximately $1 billion in the United States alone. Toward that end, we are planning to introduce successor products to the LeapPad line in 2008.

•

Strengthening our portfolio of products. We are rebuilding our product offering for infants to grade school children. We are building a broad product portfolio including: reading products, educational gaming and learning toys, all with content designed and tested by educational experts. New products are designed to meet minimum profitability hurdle rates and are built to deliver better margins. We expect that in 2008, a substantial portion of our sales may come from products introduced in late 2007 and 2008.

•

Providing web connectivity for all core products. Given current trends and the competitive environment, we believe that web-enabling our age-appropriate products is expected by our consumers. We believe that web connectivity enhances the play and learning value of our products by expanding game play on our educational gaming systems, providing learning opportunities on reading systems, and offering a system of shared rewards across our product line. Additionally, web connectivity of our products is critical to establishing the LeapFrog Learning Path, an online application that communicates each child’s progress to the parent and the child on his or her “learning journey.” Some products, particularly learning toys designed for infants and toddlers, are likely to remain as stand-alone products in the near future. Today’s lifestyles all around the world are increasingly web-centric: therefore it is essential that we design, develop and market our age-appropriate products accordingly.

•

Refreshing the brand. The LeapFrog brand remains one of the strongest in its category, but we are taking steps to more broadly differentiate it. We believe that the LeapFrog Learning Path will provide a technological advantage, build on our educational credibility, and will be a core aspect of our web-connected product strategy. The LeapFrog Learning Path application will provide a unifying communication structure as we execute a brand plan that underscores our leadership in educational technology products, improves our retail presence, and extends our brand reach through our communications, packaging and learning content.

•

Building the business around key technology platform architectures. We are simplifying our platform architecture to reduce research and development costs. Focusing on fewer platforms should enable us to create products more quickly and with less uncertainty surrounding cost and performance. Additionally, fewer development environments should reduce our cost to produce content associated with our products. This is due in large part to the reduction of complexity of engineering and management across platforms and the designed in universality of content software interfaces.

•

Creating a metrics-oriented culture. Management is establishing a metrics-driven culture throughout the organization. Our employees have specific and measurable goals that tie directly to our corporate strategies and quantifiable objectives—metrics—and, where local regulations permit, our compensation programs are aligned with these goals and metrics and are designed to produce tangible results and deliver consistent, sustainable earnings.

LeapFrog Learning Path—a new value proposition for consumers

At LeapFrog we believe that:

•	Every child is different, and we acknowledge those differences. We know that to be inspiring and effective, learning should be tied to each child’s age, specific strengths, needs, and interests.

•	Because of our extensive experience in schools, we believe that we have a different and valuable understanding of the learning process, which we embed in every LeapFrog product.

•	The appropriate application of technology can facilitate a more flexible and customized learning experience.

•	Tracking and rewarding each child’s achievements builds confidence and involves parents in their child’s progress, needs and accomplishments.

The new LeapFrog Learning Path brings these values to life. When used in conjunction with our new portfolio of web-connected products, parents are provided personalized insights into what their child is learning, how their child is progressing and the logical next products to support their child’s continued learning. The LeapFrog Learning Path application is based upon our proprietary educational framework and is tied to state and national education standards. It is created in a way that empowers parents with insights into what their child is learning and provides parents a tool that will help them identify relevant and enjoyable new activities and products for their child.

For children, we believe that the LeapFrog Learning Path, used in tandem with web-connected products, increases the child’s engagement factor through online rewards and other fun activities. LeapFrog seeks to guide each child on a personal learning journey, customized to help each child learn and to love learning. We have designed the LeapFrog Learning Path milestones to align with both our web-connected products and our standalone learning toys. We expect to launch the LeapFrog Learning Path in mid-2008 as we launch our new web-connected products.

The LeapFrog Learning Path is architected with two key elements in mind:

•

Education: Developed in part from LeapFrog’s School segment experience, the LeapFrog Learning Path extends our knowledge of how a child learns by coupling it with a comprehensive linkage of our products to a child’s course of development. The LeapFrog Learning Path is based on LeapFrog School’s LeapTrack system for instruction and assessment which has been used by educational institutions of our LeapFrog School business since 2002. Our LeapTrack system, which provides feedback to teachers on student progress and differentiated instructional paths, has a track record of effectively helping children learn individually, and at their own pace.

•

Proprietary Middleware: To support this new product experience, LeapFrog has built a propriety software middleware solution that powers a highly flexible and scalable presentation layer. This software incorporates our LeapFrog Learning Path engine as well as customer resource management-based software recommendation capabilities. The middleware application links devices to an online experience with a content management interface and product recommendation application similar to other popular applications such as Apple’s iTunes. The middleware solution also displays visually age-appropriate learning categories that a child is being introduced to when interacting with our key web-connected products.

Using the LeapFrog Learning Path is simple…

1. Create an online account to launch the application

[Image of the LeapFrog Connect software application's "Create a LeapFrog Account" website page that asks users to enter first name, last name and e-mail address and to select a password and password hint.]

2. Connect a LeapFrog product, for example, a Tag reading product.

[Image of the website homepage for our Tag reading system. The left frame of the website page has links to access audio downloads, manage content and claim rewards earned by the user of the Tag reading system.]

3. Receive insights on learning development progress

[Image of a LeapFrog Learning Path webpage that displays Brian's play data on our Ozzie & Mack Tag reading system title. The webpage shows that the Ozzie & Mack title taught Brian phonics, spelling, word recognition, counting and animal facts, and that Brian worked on "Find the third letter of CAT" activity 15 times and performed the activity correctly 10 of those times. Brian also worked on "Touch what Olivia does right before she combs her ears" activity 17 times and performed the activity correctly 8 of those times.]

4. Explore the next logical products to continue the learning development based on each child’s play and learning patterns—all aligned to LeapFrog’s proprietary educational framework

[Image of a LeapFrog Learning Path webpage that shows the learning categories that make up the learning path for first grade skills. The lower frame on the webpage displays recommendations of LeapFrog products that will continue to build Brian's skills.]

While we believe the LeapFrog Learning Path will enhance the value of our products with consumers, there are risks associated with our launch of this new application. For more information about the risks associated with the LeapFrog Learning Path application see “Item 1A—Risk Factors—If we are unable to successfully launch, market and operate our web-connected products and the software that is required for their use, the sales of our products and our business results could suffer,” and “—System failures related to our web store or the websites that support our web-connected products could harm our business.” in this report.

Product Portfolio

LeapFrog’s product portfolio focuses on three main families of products:

•	Reading Solutions:

•

The LeapPad learning system includes devices that introduce basic vocabulary and reading concepts or reinforce second-language learning to preschool and kindergarten children through music, talking characters, engaging narration and interactive play. Historically our most popular learn-to-read product, the LeapPad system, is being largely phased out in the United States and some international retail markets in 2008.

•

Our Tag learning system, planned to be introduced in mid-2008, is a pen-based reading system that leverages the core technology of optical hardware and optical character reading software first licensed by LeapFrog to be used in our FLY Pentop Computer. The Tag reading system focuses on fundamental reading skills and offers an extensive library of interactive books. Based upon management’s global sales projections, the launch of our Tag reading system is expected to be one of our largest dollar volume launches ever. The Tag system includes a planned 16 titles at launch, with many popular licensed characters. As a web-connected product, the Tag reader will be LeapFrog Learning Path-enabled initially in the United States and Canada.

•	Educational Gaming and Grade School Products:

•

The Leapster multimedia learning systems includes our screen-based, learning devices developed to encourage learning skills while allowing kids to play action-packed educational games. The Leapster platform is a handheld device targeted at 4 to 8 year olds, with a multi-directional control pad and a touch-screen enabled by a built-in stylus. Our Leapster content also allows game players to read electronic books, create works of art and watch interactive videos. Leapster L-MAX, our handheld device which uses the television screen to expand learning, is being phased out in the United States and some international retail markets in 2008.

•

In 2008 we plan to introduce our Leapster 2 handheld, a web-connected version of our Leapster handheld that will be LeapFrog Learning Path-enabled initially in the United States and Canada. The Leapster 2 system is targeted at 4 to 8 year olds and will allow for more online play experience compared to the classic Leapster handheld and will be backward compatible with our existing Leapster software titles.

•

In 2008 we plan to expand our educational gaming line with the introduction of our didj gaming and learning system. The didj system is a web-connected handheld targeted at 6 to 10 year olds and allows for customization of curriculum and game play. Didj has high resolution graphics, color display and is integrated with the LeapFrog Learning Path.

•	A large software library will be available when the Leapster 2 and didj handheld products launch, including some popular licensed content, such as LucasArts’ “Clone Wars” and “Wall-E” by Pixar.

•

Launched in 2007, ClickStart My First Computer introduces computer and preschool skills by turning any TV into a child’s first computer. Designed especially for young learners ages 3 to 5, ClickStart My First Computer provides a safe computer learning environment.

•	The FLY Fusion Pentop Computer is a learning tool designed to help grade school children with their homework.

•	Learning Toys:

•

These stand-alone products help develop fine motor skills, color, sound and letter recognition for infants through children age five. The products are generally more affordable and simpler to localize for foreign markets than our platform and content suites.

•

This category of products includes our popular Learn & Groove line, an interactive collection of instruments that introduce numbers, letters, colors and shapes through music and song in either English or Spanish, and our Alphabet Pal caterpillar, a musical pull-toy that teaches letter names, letter sounds, learning songs and colors.

•

Learning toys also include early reading products, such as the Fridge magnetic set of products for infants and toddlers, including Fridge Phonics, a magnetic letter set designed for preschoolers and kindergarteners that teaches letter names, letter sounds and learning songs, and the Word Whammer, which challenges young learners to build three-letter words using their knowledge of letters and letter sounds. This device, targeted at children ages 4 to 6, allows them to build over 300 words through three different modes of play called load a letter, word play and word building. These products introduce phonics, vocabulary skills and concepts or reinforce second-language learning to preschool children through music and interactive play.

•	Learning toy products, because of their low price points and focus on younger children, create customer entry points to our Reading Solutions and Educational Gaming families of products.

For more information about the risks associated with our new products, and particularly LeapFrog’s Learning Path software, see “Item 1A—Risk Factors—If we fail to predict consumer preferences and trends accurately, develop and introduce new products rapidly or enhance and extend our existing core products, our sales will suffer.” in this report.

Progress to Date

Our strategic review of our business, which began in July 2006, has led to significant changes in our operations designed to reestablish us as a growing, profitable and innovative organization.

Fix, Reload and Grow

We believe our strategic plan will be achieved in three phases, which we describe as “Fix, Reload and Grow”:

•

Fixing the structural and operational problems that we believe contributed to earnings and sales declines in our business. As its name implies, the “fix” portion of our strategy focuses on issues such as product cost, stock keeping unit, or SKU mix, product pipeline and LeapFrog and retailer inventory. We believe that the substantial portion of the “fix” phase is behind us.

•

We are currently completing the reload phase of our strategy, which focuses on strengthening our product pipeline with new products. Our current product development initiatives are focused on developing successor products for the LeapPad products with Tag in 2008, enhancing our successful Leapster product line with Leapster 2 and didj, improving our learning toys, and new launches in the grade school arena. We expect our new product launches in the aggregate during 2008 will be large in scope, potentially the largest in our history, on a dollar basis when compared to the first year’s sales of our previous product launches.

•

The next phase of our strategic plan is growing our business sustainably and profitably. In mid-2008, with the introduction of the new products currently being developed, we believe we are positioned to achieve growth with improved profitability going forward.

Milestones

•

We have taken steps to strengthen our management team. A key initiative we undertook in the Fix phase was strengthening our senior management team to fill leadership gaps and adding skill sets required to support our strategic initiatives described above. We have hired executives with substantial leadership expertise in the areas of product management, marketing, game development, international toy marketing, web commerce, software engineering and finance.

•

We have made improvements in supply chain management and processes. To improve cash flow and inventory management, we continue to work on lowering the direct cost of product materials and components and reducing the “overhead” portion of our product cost structure, including warehousing and logistics costs. We have also consolidated our contract manufacturers and vendor base logistics in order to simplify our supply chain logistics. Inventory levels and turns have improved significantly as a result of these and other efforts. Improvements in cost of goods sold and inventory forecasting have contributed to higher gross margins in 2007 versus 2006.

•

The School segment restructuring plan was completed to better align the segment with our U.S. Consumer business strategy and improve profitability. The segment returned to operating profitability in 2007 due to a significantly improved cost structure relative to revenues.

•

We have expanded our online business on retailers’, etailers’ and LeapFrog’s websites. Increases relative to prior periods have been achieved and, while work with specific websites remains, we expect further top-line increases lie ahead. Our web-based business has historically achieved higher growth rates than our “bricks and mortar” retail business, and this trend, which mirrors the broader industry trend, is expected to continue.

•

Some aspects of our Emeryville engineering function have moved to Hong Kong and Shenzhen, China, closer to our contract manufacturer base. We expect this relocation to help us achieve improvements in our cost structure over the next 12 months.

•

In July 2007 we implemented a restructuring of our Product, Innovation and Marketing team. We expect these changes to produce improved efficiencies in our research and development and selling, general and administration spending over the next 12 months. As part of the restructuring, we also expect to shift a much larger percentage of certain development functions to third parties.

•

We introduced 12 new Leapster software titles in 2007, the largest number to be introduced in a single year, and we have seen sell-through tie ratios (which is the proportion of software titles sold per specific hardware platform sold) improve as a result. Overall hardware and software sales continue to be strong for this franchise.

•	Our newest products were subjected to our strategy criteria, including improving margins and software content.

•	We have expanded our content licensing, including new titles from Disney and Nickelodeon.

•

We have restructured our costs. In January 2008, we announced an approximately 10 percent reduction in our workforce, which should contribute to lower selling, general and administrative costs and lower research and development costs in 2008.

Additional Information

Segments of Our Business and Customer Concentration

LeapFrog reports the financial results of the following operating segments:

•

U.S.Consumer: We market and sell our products directly to national and regional mass-market and specialty retailers as well as to other retail stores through a combination of sales representatives and through our online store and other Internet-based channels. The U.S. Consumer segment represented approximately 71% of our consolidated net sales in 2007 and 70% in 2006. The vast majority of our U.S. Consumer sales are to a few large retailers. Sales invoiced to Wal-Mart, Toys “R” Us and Target in aggregate accounted for approximately 69% of our U.S. Consumer gross sales in 2007. Accordingly, the loss of any of these three customers would have a material adverse effect on our business.

•

International: We sell our products outside the United States to retailers through various distribution arrangements. We have sales offices in the United Kingdom, Canada, France, Mexico and China. We also maintain various distribution and marketing arrangements in countries such as Australia, Japan, Germany and Korea, among others. Our International segment represented approximately 23% of our consolidated net sales in 2007 and 23% in 2006. In 2007 and 2006, no single country other than the United States represented 10% or more of LeapFrog’s consolidated net sales. In 2005, LeapFrog had net sales in the United Kingdom of $57.1 million. No other country accounted for more than 10% of LeapFrog’s net sales in 2005.

•

School: We currently target the pre-kindergarten through fifth grade school market in the United States, including making sales directly to educational institutions and teacher supply stores, and through catalogs and websites aimed at educators. The School segment represented approximately 6% of our consolidated net sales in 2007 and 7% in 2006.

	Net Sales	Income (Loss) from Operations	Total Assets
	(1)	(1)	(1)
2007
U.S. Consumer	$312,897	$(103,055)	$305,238
International	103,415	(1,409)	60,259
School	25,959	3,294	14,656

Total	$442,271	$(101,170)	$380,153

2006
U.S. Consumer	$350,710	$(110,401)	$411,029
International	114,631	(9,278)	24,892
School	36,914	(4,984)	14,520

Total	$502,255	$(124,663)	$450,441

2005
U.S. Consumer	$478,179	$(4,854)	$487,281
International	131,231	24,880	101,818
School	40,347	927	16,730

Total	$649,757	$20,953	$605,829

(1)	In thousands

We record all of our indirect selling, general and administrative expenses, as well as our research and development expenses, in our U.S. Consumer segment and do not allocate these expenses to our International and School segments.

Within each segment, sales of products that comprised 10% or more of the segment’s total net sales in 2007 or 2006 were as follows:

	Net Sales				% of Total
	Year Ended December 31,		Change		Year Ended December 31,
	2007(1)	2006(1)	$(1)%		2007	2006
U.S. Consumer segment:
Leapster (2)	$133.2	$148.8	$(15.6)	(10)%	43%	42%
All other products	179.7	201.9	(22.2)	(11)	57	58

Total U.S. Consumer segment	$312.9	$350.7	$(37.8)	(11)%	100%	100%

International segment:
LeapPad (3)	$9.7	$21.0	$(11.3)	(54)%	9%	18%
Leapster (2)	26.4	28.6	(2.2)	(8)	26	25
All other products	67.3	65.0	2.3	4	65	57

Total International segment	$103.4	$114.6	$(11.2)	(10)%	100%	100%

School segment:
LeapPad (3)	$3.5	$3.1	$0.4	13%	13%	8%
LeapTrack	4.6	7.7	(3.1)	(40)	18	21
Literacy Center	2.2	5.5	(3.3)	(60)	8	15
Interactive Library	3.8	7.7	(3.9)	(51)	15	21
All other products	11.9	12.9	(1.0)	(8)	46	35

Total School segment	$26.0	$36.9	$(10.9)	(30)%	100%	100%

Consolidated
Leapster (2)	$161.0	$177.9	$(16.9)	(9)%	36%	35%
All other products	281.3	324.4	(43.1)	(13)	64	65

Total Net Sales	$442.3	$502.3	$(60.0)	(12)%	100%	100%

(1)	In millions
(2)	Includes sales of platform hardware, software and accessories for the Leapster, Leapster TV and Leapster L-MAX product lines
(3)	Includes sales of classic LeapPad hardware and software

LeapFrog has four classes of customers: (1) retailers, which resell our products to consumers in the United States and some international regions; (2) distributors, which purchase our products for resale to retailers, generally internationally; (3) U.S. schools and school districts, which purchase our products for use in their classrooms; and (4) direct consumer customers who purchase our products via our website. Retailers and distributors purchase our products either via FOB (freight on board) terms, in which case goods are picked up in China and the customer pays through pre-established letters of credit or upon payment terms, or via “domestic” terms, in which case we ship the goods from our regional warehouses to the distributor or retailer, and the customer has payment terms based on the date of shipment. Our School customers purchase our products on domestic terms, and our direct consumer customers pay in advance via credit card.

LeapFrog’s long-lived assets are primarily composed of net fixed assets and net intangible assets. As of December 31, 2007 and 2006, long-lived assets located in foreign countries were $2.1 million and $6.6 million, respectively. The majority of long-lived assets outside of the United States relate to manufacturing tooling located at the company’s contract manufacturers in Asia. For more information regarding our business segments, see Note 20 to the Consolidated Financial Statements–Segment Reporting in this report.

Competition

Our products compete most directly in the toy industry in the learning toy and electronic learning aids categories, both in the United States and in selected international markets. The educational toy market continues to be an increasingly important category that has attracted new entrants as well as new innovative products. We believe our learning toys, reading solutions and educational gaming platforms, software and other electronic learning aids compete favorably on the basis of performance, features, quality, brand recognition, price and learning content. Additionally, our products bring fun to learning as they need to compete for leisure time of children and discretionary spending of parents with other forms of media and entertainment. For a discussion of the possible effects that competition could have on our business, see “Item 1A—Risk Factors—If we are unable to compete effectively with existing or new competitors, our sales and market share could decline.” in this report.

As our competitors in the learning toy category seek competitive advantages and differentiation and they are making larger investments in product research and development and advertising, focusing on global product launches and key distribution channels, retail shelf space and expansion of products sold through the web. Our learning toy product category is important strategically because it introduces parents to the LeapFrog brand. We believe the LeapFrog brand is recognized for quality educational products, enabling us to compare favorably with many of our current competitors on some or all of these toy factors. Our principal competitors in the learning toys category have included Mattel, Inc., primarily under its Fisher-Price brand, Hasbro, Inc. and its Playskool division, and Vtech Holdings Ltd.

As we pursue our strategies, we increasingly face a broader competitive arena with a variety of products including computer products, electronic and online games and entertainment appliances. Products in our educational gaming category, such as our Leapster platform and related software, compete against handheld and console-based gaming platforms from Sony, Microsoft, and Nintendo and games and other software produced for these platforms.

Our LeapFrog School segment competes in the U.S. supplemental educational materials market, which is highly competitive with many well established companies.

Employees

As of December 31, 2007, we had 844 full-time employees. We also retain independent contractors to provide various services, primarily in connection with our content development. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good. Some of our foreign subsidiaries are subject to collective bargaining agreements whose benefits and terms are codified and required under local labor laws. In January 2008, we announced a reduction-in-force affecting approximately 88 employees, with expected total severance costs of approximately $1.5 million to be accrued in January 2008. For more information about our employees see “Item 1—Business—Our Strategy: A New LeapFrog—Progress to Date—Milestones” and “Item 1A—Risk Factors—We depend on key personnel, and we may not be able to hire, retain and integrate sufficient qualified personnel to maintain and expand our business.” in this report.

Seasonality

Our business is highly seasonal, with our retail customers making a large percentage of all purchases in preparation for the traditional holiday season. Our business, being subject to these significant seasonal fluctuations, generally realizes the majority of our net sales and all of our net income, if any, during the third and fourth calendar quarters. These seasonal purchasing patterns and production lead times cause risk to our business due to possible under-production of popular items and over-production of items that do not match consumer demand. In addition, we have seen our customers managing their inventories more stringently, requiring us to ship products closer to the time they expect to sell to consumers, increasing our risk to meet the demand for specific products at peak demand times, or adversely impacting our own inventory levels by the need to pre-build products to meet the demand. For more information about the effects of seasonality on our business see “Item 1A—Risk Factors—Our business is seasonal, and therefore our annual operating results depend, in large part, on sales relating to the brief holiday season.” in this report.

Intellectual Property and Licensing

We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our brand and our proprietary technology and information.

We maintain an active program to protect our investment in technology and brands by attempting to secure patent rights, trademark registrations and other intellectual property registrations. We have filed and obtained a number of patents in the United States and abroad. We believe that the duration of the applicable patents we are granted is adequate relative to the expected lives of our products. While our patents are an important element of the protection of our intellectual property, our business as a whole is not materially dependent on any one patent.

For a discussion of how our intellectual property rights may not prevent our competitors from using similar or identical technology, see “Item 1A—Risk Factors—Our intellectual property rights may not prevent our competitors from using our technologies or similar technologies to develop competing products, which could weaken our competitive position and harm our operating results.” in this report. For a discussion of how our intellectual property rights may not insulate us from claims of infringement by third parties, see “Item 1A.—Risk Factors—Third parties have claimed, and may claim in the future, that we are infringing their intellectual property rights, which may cause us to incur significant litigation or licensing expenses or to stop selling some of our products or using some of our trademarks.” in this report.

We also have a content licensing program where we both license other companies’ intellectual property for use in our products and we license to other companies our intellectual property to create products. Examples include the following:

•

In-bound Licensing: We license a portion of our content from third parties under exclusive and nonexclusive agreements, which allow us to utilize characters, stories, illustrations and trade names throughout specified geographic territories. Examples include Disney/Pixar’s popular movie licenses such as Cars, Nickelodeon’s television programming such as Dora the Explorer, and classic books such as “Olivia” and “The Little Engine That Could.” LeapFrog currently has license agreements with Disney, Nickelodeon, Warner Brothers, Cartoon Network and HIT Entertainment. Licenses are typically limited to use of the licensed content in specific products for specific time periods. Significant portions of the software content for our platforms contain content that is licensed from third parties. Our continued use of these rights is dependent on our ability to continue to obtain license rights at reasonable rates.

•

Out-bound Licensing: We license our trademarks or service marks to third parties for manufacturing, marketing, distribution and sale of various products. Our licensing strategy concentrates on extending our current brand and developing brands into product categories that are consistent with our core commitment to the design and development of educational products that make learning fun and engaging. Our program of LeapFrog-branded products is designed to expand the product range available to all of our consumers. Our licensing program of LeapFrog-branded products includes books from Scholastic Corporation, ride-on toys from Kiddieland, card and board games from Cardinal, puzzles from Masterpieces, and workbooks from Learning Horizons. Revenues from out-bound licensing were not material in 2007 or 2006.

Research and Development

Our research and development expense was $59.4 million in 2007, $54.5 million in 2006 and $52.3 million in 2005.

Hardware and Software Development

We believe that investment in research and development is a critical factor in strengthening our portfolio of products. We have assembled a team of specialists with backgrounds in a wide variety of fields including education, child development, hardware engineering, software development, video games and toys. We have developed internally each of our current platforms and stand-alone products, although we use licensed technology if it is advantageous to do so. For example, we use a version of Macromedia’s Flash player in our Leapster handheld platforms. We also use optical reader hardware and optical character recognition software from Anoto AB in our FLY Pentop Computer and our Tag reading system.

In 2006, we completed consolidation of our office locations, moving our research and development offices from Los Gatos, California to our corporate headquarters in Emeryville, California, to better align our marketing with our research and development activities. As part of our strategy we opened an engineering office in Shenzhen, China in 2007 to be able to work more closely with our suppliers and to increase efficiencies.

Content Development

Our content production department has developed large portions of the content for our interactive books, educational games, and stand-alone products, applying our proprietary pedagogical approach, which is based on established educational standards. We have developed a portion of our content using licensed characters such as Disney Princesses, Thomas the Tank Engine, Scooby-Doo, Dora the Explorer, Spider-Man, SpongeBob SquarePants and characters from the movies Madagascar, Finding Nemo, The Incredibles and Cars. Most of the members of our content production team have prior experience in the education, entertainment and educational software or video game industries.

We launched our Developer’s Studio in July 2001, dedicated to creating software tools that help turn the content designed by our developers into interactive content that works with our various platforms. We make these tools available to outside developers. Our Developer’s Studio team trains and provides technical support to internal and external content development teams, and works with our production team to turn our internally developed content into interactive books and software.

Manufacturing

LeapFrog is committed to designing and manufacturing products that meet applicable safety and regulatory requirements.

In 2006 we implemented a world-wide quality system that supports the strict European Risk of Hazardous Substances directive or “RoHS,” which banned certain substances, such as lead and mercury, in the production of consumer products. In addition, we monitor compliance with standards set by the United States Consumer Product Safety Commission, or CPSC and the International Council of Toy Industries.

We launched our Developer’s Studio in July 2001, dedicated to creating software tools that help turn the content designed by our developers into interactive content that works with our various platforms. We make these tools available to outside developers. Our Developer’s Studio team trains and provides technical support to internal and external content development teams, and works with our production team to turn our internally developed content into interactive books and software.

We are subject to the Federal Hazardous Substances Act, the Flammable Fabrics Act, regulation by the CPSC, and other similar federal, state and international rules and regulatory authorities. For information about the adverse effects that could result from possible errors or defects in our products, see “Item 1A—Risk Factors—Any errors or defects contained in our products, or our failure to comply with applicable safety standards, could result in delayed shipments or rejection of our products, damage to our reputation and expose us to regulatory or other legal action.” in this report.

LeapFrog’s quality system processes include product testing and verification for safety and reliability starting in the design phase of a product’s life cycle and continuing through production and field support. Testing for safety is more frequent than standards require, and focused testing for special areas of interest such as chemical compliance controls is undertaken even more frequently. We set standards for supplier performance and we make routine assessments and take steps to verify compliance with our quality standards. We communicate those expectations to our suppliers regularly and work with them to sustain the process of consistently producing safe products. We work with a relatively small group of contract manufacturers, some of which are specialized for the consumer electronics manufacturing sector and not the traditional toy sector.

As is the case with most toy manufacturers and many consumer electronics companies, most of our products are manufactured in China. While China has legislated national standards intended to control the use of lead-based paint, particularly in toys, we actively manage our supplier base mandating compliance with local and international safety inspections and reinforcing our product standards, which require meeting or exceeding regulatory requirements regarding safety in the design, manufacture, packaging, and delivery into the hands of each product’s ultimate customer: a child.

Our manufacturing and operations strategy is designed to maximize the use of outsourced services particularly with respect to the actual production and physical distribution of our products. In order to work closely with our manufacturing service providers, we have established subsidiaries in Hong Kong and Shenzhen, China. We manage our outsourced manufacturing by allowing LeapFrog’s engineering resources to focus on the product design and manufacturability while our contract manufacturers manage the supply of raw materials, labor and the assembly process. Most of our products are manufactured from basic raw materials such as plastic and paper, and the majority of our products require electronic components. These raw materials are readily available from a variety of sources, but may be subject to significant fluctuations in price. Some of our electronic components used to make our products, including our application-specific integrated circuits, or ASICs, currently come from single suppliers. We do not have long-term agreements with any suppliers. If our suppliers are unable to meet our demand for components and raw materials and if no alternative source were available or available at a reasonable cost, our ability to produce our products on a timely and cost-effective basis would be impaired. For information as to how this concentration of suppliers could affect our business, see “Item 1A—Risk Factors—We depend on our suppliers for our components and raw materials, and our production or operating margins would be harmed if these suppliers are not able to meet our demand and alternative sources are not available.” in this report.

We use contract manufacturers located in Asia, primarily in the People’s Republic of China, to build all of our finished products. These suppliers are selected based on their technical and production capabilities and are matched to particular products to achieve cost and quality efficiencies. For information as to how this concentration of manufacturing could affect our business, see “Item 1A—Risk Factors—We rely on a limited number of manufacturers, virtually all of which are located in China, to produce our finished products, and our reputation and operating results could be harmed if they fail to produce quality products in a timely and cost-effective manner and in sufficient quantities.” in this report.

Advertising and Marketing

Our advertising and marketing strategy is designed to position LeapFrog as a leader in providing engaging, effective, technology-based learning solutions primarily for children. Our communication supports a strong brand that parents and educators seek out to supplement children’s educational needs. We strive to utilize the best practices in integrated marketing campaigns that combine the Internet and offline media. Our strategy includes cross-media advertising methodology, using network and national cable television, national print and online advertising. Our School segment uses leading education publications directed to school administrators and teachers, attends education trade show events, and utilizes web-based marketing and direct mail marketing campaigns.

We have well-established retailer relationships, and communicate our messages and offers through advertisements in store and in local newspapers. These advertisements run by our retail partners, such as Target,

Toys “R” Us, and Wal-Mart, highlight promotional activities and the availability of particular LeapFrog products at these retailers’ outlets. In key retail stores, we use in-store demonstration display units to highlight LeapFrog products and demonstrate the features of our products through in-store user experience.

We leverage public relations globally as a strategy to gain additional momentum for our brand and products through media outreach focused on garnering both product-specific and corporate media coverage. We strive to utilize best practices in media outreach campaigns that target both traditional print and broadcast media with Internet/viral media outreach globally.

Executive Officers of the Registrant

The following table sets forth information with respect to our executive officers as of March 1, 2008:

Name	Age	Position Held
Jeffrey G. Katz	52	Chief Executive Officer, President and Director
William B. Chiasson	55	Chief Financial Officer
Nancy G. MacIntyre	48	Executive Vice President, Product, Innovation and Marketing
Martin A. Pidel	43	Executive Vice President, International
William K. Campbell	46	Senior Vice President, Consumer Sales
Michael J. Dodd	48	Senior Vice President, Supply Chain and Operations
Michael J. Lorion	52	President, LeapFrog School
Robert L. Moon	58	Senior Vice President, Chief Information Officer
Hilda S. West	47	Senior Vice President, Human Resources
Peter M. O. Wong	41	Senior Vice President, General Counsel and Corporate Secretary
Mark A. Etnyre	41	Vice President, Corporate Controller and Principal Accounting Officer

Jeffrey G. Katz has served as our Chief Executive Officer and President since July, 2006, and as a member of our board of directors since June 2005. Mr. Katz served as the Chairman and Chief Executive Officer of Orbitz, Inc. from 2000 to 2004. From 1997 to 2000, Mr. Katz was President and Chief Executive Officer of Swissair, a publicly held airline. From 1980 to 1997, he served in a variety of roles at American Airlines, a publicly held airline, including Vice President of American Airlines and President of the Computerized Reservation System Division of SABRE. Mr. Katz serves on the board of directors of Northwest Airlines Corporation, a publicly held airline, and is a member of its Audit Committee. Mr. Katz received a B.S. in mechanical engineering from the University of California, Davis, and holds M.S. degrees from both Stanford University and the Massachusetts Institute of Technology.

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

Nancy G. MacIntyre has served as our Executive Vice President, Product, Innovation, and Marketing since February 2007. From May 2005 through January 2007, Ms. MacIntyre served on the executive team at LucasArts, a LucasFilm company, most recently as Vice President of Global Sales and Marketing and prior to that as Senior Director, Online Gaming. Previously, Ms. MacIntyre had been with Atari, Inc as Vice President, Marketing from 2001 through 2005 and with Atari, Inc.’s predecessor Hasbro Interactive from 1998 to 2001 in senior sales and marketing positions. Between 1988 and 1998 Ms. MacIntyre held sales and marketing positions at Broderbund Software and Lotus Development Corp. Ms. MacIntyre received her B.S. in finance and accounting from Drexel University.

Martin A. Pidel has served as our Executive Vice President, International since January 2007. From 1997 through December 2006, Mr. Pidel served in varying capacities with Hasbro, Inc. including key roles in Europe and the US, most recently as Vice President of International Marketing from 2004 through January 2007 and as Vice President of Marketing, Boys Toys from 2001 through 2004. Prior to joining Hasbro, Mr. Pidel worked for Black & Decker in Germany and the U.K. from 1992 through 1997, where he worked in both product and brand marketing roles. Mr. Pidel received his B.S. in marketing from Albany State University and an M.B.A. at the Schiller International University in Heidelberg, Germany.

William K. Campbell has served as our Senior Vice President, Consumer Sales since May 2006, as Vice President, Consumer Sales from December 2002 to May 2006 and as Director of Sales from January 2000 to December 2002. Prior to joining LeapFrog, he served in varying capacities at Lego Systems, Inc., most recently as national account manager from February 1997 to December 1999. Mr. Campbell received his B.A. from Stephen F. Austin State University.

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

Michael J. Lorion has served as our President, LeapFrog School division since December 2006. Prior to that, Mr. Lorion served as the Vice President, Sales and Marketing for our School division from June 2005 through December 2006. Prior to joining us, Mr. Lorion served as Vice President, Vertical Markets Sales and Marketing from January 2004 through April 2005 and Vice President, Education and Federal, Sales and Marketing from February 2000 through December 2003 for palmOne, Inc. Prior to that, Mr. Lorion held various positions at Apple Computer, Inc. from August 1988 through January 2000, most recently as Vice President, Apple Americas Education Division. Mr. Lorion received his B.S. from Springfield College.

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

Peter M. O. Wong has served as a Senior Vice President since October 2007, as our General Counsel since April 2006 and as our Corporate Secretary since February 2005. Mr. Wong served as our Vice President, Legal

Affairs from August 2004 to March 2006 and as our Corporate Counsel from November 2001 to July 2004. From 1999 to 2001, he worked at Quokka Sports, Inc., a digital sports entertainment company, most recently as Associate General Counsel and Vice President, Corporate Development. Prior to that, he was a business attorney at Cooley Godward Kronish LLP (formerly Cooley Godward LLP) and Howard, Rice, Nemerovski, Canady Falk & Rabkin. Mr. Wong received his B.A. from the University of California, Berkeley, and his J.D. from the University of California, Hastings College of the Law.

Hilda S. West has served as our Senior Vice President, Human Resources, since October 2006. Prior to joining us, Ms. West served in various capacities at Autodesk, Inc., a leading design software company, from February 2002 to October 2006, as Employment Director, Senior Director of Global Employment and most recently as Senior Director of Talent Management. Prior to that, Ms. West served as Senior Director, Human Resources at Ninth House Network, an e-learning provider for organizational development from May 2000 through October 2002. Ms. West received her B.S. from Boston University and her M.B.A. from the Walter A. Haas School of Business at the University of California, Berkeley.

Mark A. Etnyre has served as our Vice President, Corporate Controller and Principal Accounting Officer since December 2007. Prior to joining the Company, Mr. Etnyre served in various financial-related capacities with Microsoft Corporation, a publicly held software company, including most recently as the Senior Controller of the OEM Division from 2001 to 2007 and from 1997 to 2001 as Financial Controller and Compliance Manager of Microsoft Licensing, Inc., a wholly owned subsidiary of Microsoft Corporation. Prior to joining Microsoft Corporation, Mr. Etnyre was a senior audit manager with Deloitte & Touche, LLP. Mr. Etnyre is a certified public accountant and received his B.S. from Indiana University.

Available Information

Our business was formed in 1995 and LeapFrog Enterprises, Inc. was incorporated in 1995 in the State of Delaware.

We are subject to the information requirements of the Securities Exchange Act of 1934, or the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330, by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 1-202-772-9295. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, available (free of charge) on or through the investor relations section our website located at www.leapfroginvestor.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Information contained on or accessible through our website or contained on other websites is not deemed to be part of this report on Form 10-K.

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

Sales of our platforms, related software and learning toy products typically have grown in the periods following initial introduction, but we expect sales of specific products to decrease as they mature. For example, net sales of the classic LeapPad platforms in our U.S. Consumer business peaked in 2002 and have since been declining. We must continuously develop new products. The timely introduction of new products and the enhancement and extension of existing products, through the introduction of additional software or by other means, is critical to our future sales growth. To remain competitive, we must continue to develop new technologies and products and enhance existing technologies and product lines, as well as successfully integrate third-party technology with our own.

The successful development of new products and the enhancement and extension of our current products will require us to anticipate the needs and preferences of consumers and educators and to forecast market and technological trends accurately. Consumer preferences, and particularly children’s preferences, are continually changing and are difficult to predict. In addition, educational curricula change as states adopt new standards. The failure to enhance and extend our existing products or to develop and introduce new products and services that achieve and sustain market acceptance and produce acceptable margins would harm our business and operating results.

In 2008, we expect to introduce a number of new products and services to the market and we expect these new products to represent a substantial portion of our 2008 sales. We cannot assure you that any new products or services will be successful or accepted and adopted by the consumers, and if these new products are not successful, our business results will be adversely affected.

If we are unable to successfully launch, market and operate our web-connected products and the software that is required for their use, the sales of our products and our business results could suffer.

In 2008, we are launching a number of web-connected products that will require parents to download software onto their computers, connect to the Internet and create online accounts in order to access the full capabilities and features of these products and our Internet-based LeapFrog Learning Path. For example, while the title included with the purchase of our Tag reading system can be used by the child straight out of the box, in order to add and manage new content on the Tag reader and to connect to our LeapFrog Learning Path application, parents will need to install our LeapFrog Connect software onto their computers and log onto our website. Many toys and other products targeted towards children do not require the use of a computer or connection to the Internet, and parents who do not have access to or are not facile with a computer or the Internet, may react adversely to our new web-connected products. In addition, if the LeapFrog Learning Path or other online features of our web-connected products are not accepted or adopted by parents, or if children have a negative reaction to the parental feedback aspect of the LeapFrog Learning Path, our business may be adversely affected.

Further, as we launch these new products and software and Internet applications, we may have technical malfunctions or compatibility issues with the computer systems and equipment of the users of our products that could also reduce the adoption of our web-connected products, which in turn could adversely affect our business.

Privacy concerns about our web-connected products and related software and applications could harm our business or reputation.

By using the Internet-based LeapFrog Learning Path application, information captured by our web-connected products about a child’s performance and activities will be transferred and stored on our website servers. Due to privacy, confidentiality and security concerns, parents may not want our products collecting information about their child’s activities and performance and may not feel comfortable uploading and storing this information on our website servers. If these concerns prevent parents from accepting or adopting our connected products, the sales of our products and our business results could suffer. In addition, if the confidentiality of such information stored on our website servers is compromised or breached by third-parties or our mismanagement, our reputation could be tarnished, which in turn could adversely affect our operating results.

System failures related to our web store or the websites that support our web-connected products could harm our business.

Our web store on LeapFrog.com, the LeapFrog Learning Path application and our web-connected products depend upon the reliable performance of our web operations and the network infrastructure that supports our websites. Historically, our e-commerce store at LeapFrog.com has represented a small portion of our total sales. Also, we have previously launched only one platform, our FLY Fusion Pentop Computer, that uses our website for providing access to content and applications that can be downloaded onto the platform. If demand for accessing our websites exceeds the capacity we have planned to handle peak periods, then customers could be inconvenienced and our business may suffer. For example, in December 2007, our website suffered service disruptions and delays due to the number of consumers attempting to access it. Any significant disruption to our website or internal computer systems or malfunctions related to transaction processing on our e-commerce store or content management systems could result in a loss of potential or existing customers and sales.

Although our systems have been designed to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks, and similar events. Some of our systems are not fully redundant, and our disaster recovery planning is not sufficient for all eventualities. Our systems are also subject to break-ins, sabotage, and intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our hosting facilities could result in lengthy interruptions in our services. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures. Any unplanned disruption of our systems could results in adverse financial impact to our operations.

Our advertising and promotional activities may not be successful.

Our products are marketed through a diverse spectrum of advertising and promotional programs, and as the percentage of our products become web-connected, we are increasing our online promotional programs and marketing activities. Our ability to sell product is dependent in part upon the success of such programs. If we do not successfully market our products, or if media or other advertising or promotional costs increase, these factors could have a material adverse effect on our business and results of operations.

If we are unable to compete effectively with existing or new competitors, our sales and market share could decline.

We currently compete primarily in the learning toy and electronic learning aids category of the U.S. toy industry and, to some degree, in the overall U.S. and international toy industry. We believe we compete to some extent, and will increasingly compete in the future, with makers of popular game platforms, electronic entertainment devices and smart mobile devices. Our School segment competes in the U.S. supplemental educational materials market. Each of these markets is very competitive and we expect competition to increase in the future. Many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to changes in consumer requirements or preferences or to new or emerging technologies. They may also devote greater resources to the development, promotion and sale of their products than we do. We cannot assure you that we will be able to compete effectively in our markets.

Our business depends on three retailers that together accounted for approximately 54% of our consolidated gross sales and 69% of the U.S. Consumer segment’s gross sales in 2007, and our dependence upon a small group of retailers may increase.

In 2007, sales to Wal-Mart, Toys “R” Us and Target accounted for approximately 21%, 20% and 13%, respectively, of our consolidated gross sales. We expect that a small number of large retailers will continue to account for a significant majority of our sales and that our sales to these retailers may increase as a percentage of our total sales.

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

Sales of consumer electronics and toy products in the retail channel are highly seasonal, causing the substantial majority of our sales to retailers to occur during the third and fourth quarters. In 2007, approximately 74% of our total net sales occurred during the second half of the year. This percentage of total sales may increase as retailers become more efficient in their control of inventory levels through just-in-time inventory management systems. Generally, retailers time their orders so that suppliers like us will fill the orders closer to the time of purchase by consumers, thereby reducing their need to maintain larger on-hand inventories throughout the year to meet demand.

Failure to predict accurately and respond appropriately to retailer and consumer demand on a timely basis to meet seasonal fluctuations, or any disruption of consumer buying habits during this key period, would harm our business and operating results. We expect we will incur losses in the first and second quarters of each year for the foreseeable future.

If we do not maintain sufficient inventory levels or if we are unable to deliver our products to our customers in sufficient quantities, or on a timely basis, or if our retailers’ inventory levels are too high, our operating results will be adversely affected.

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

Some of the components used to make our products, including our application-specific integrated circuits, or ASICs, currently come from single suppliers. Additionally, the demand for some components such as liquid crystal displays, integrated circuits or other electronic components is volatile, which may lead to shortages. If our suppliers are unable to meet our demand for our components and raw materials and if we are unable to obtain an alternative source or if the price available from our current suppliers or an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products would be seriously harmed and our operating results would suffer. In addition, as we do not have long-term agreements with our major suppliers, they may stop manufacturing our components at any time.

We rely on a limited number of manufacturers, virtually all of which are located in China, to produce our finished products, and our reputation and operating results could be harmed if they fail to produce quality products in a timely and cost-effective manner and in sufficient quantities.

Recently, there have been product quality issues for other producers of toys and other companies who manufacture goods in China. We outsource substantially all of our finished goods assembly, using several Asian manufacturers, most of which manufacture our products at facilities in the Guangdong province in the southeastern region of China. We depend on these manufacturers to produce sufficient volumes of our finished products in a timely fashion, at satisfactory quality and cost levels and in accordance with our and our customers’ terms of engagement. If our manufacturers fail to produce quality finished products on time, at expected cost targets and in sufficient quantities, or if any of our products are found to be tainted or otherwise raise health or safety concerns, our reputation and operating results would suffer. In addition, as we do not have long-term agreements with our manufacturers, they may stop manufacturing for us at any time, with little or no notice. We may be unable to manufacture sufficient quantities of our finished products and our business and operating results could be harmed.

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

We are subject to the Federal Hazardous Substances Act, the Flammable Fabrics Act, regulation by the Consumer Product Safety Commission, or CPSC, and other similar federal, state and international rules and regulatory authorities. Our products could be subject to involuntary recalls and other actions by such authorities. Concerns about potential public harm and liability may lead us to voluntarily recall selected products. Recalls or post-manufacture repairs of our products could harm our reputation and our competitive position, increase our costs or reduce our net sales. Costs related to unexpected defects include the costs of writing down the value of inventory of defective products and providing product replacement as well as the cost of defending against litigation related to the defective products. Further, as a result of recent recalls and safety issues related to products of a number of manufacturers in the toy industry, some of our retailer customers have been increasing their testing requirements of the products we ship to them. These additional requirements may result in delayed or cancelled shipments, increased logistics and quality assurance costs, or both, which could adversely affect our operations and business results. In addition, recalls or post-manufacturing repairs by other companies in our industry could affect consumer behavior and cause reduced purchases of our products and increase our quality assurance costs in allaying consumer concerns.

We depend on key personnel, and we may not be able to hire, retain and integrate sufficient qualified personnel to maintain and expand our business.

Our future success depends partly on the continued contribution of our key executives and technical, sales, marketing, manufacturing and administrative personnel. In 2007, we hired new executives in international sales, product innovation and marketing, and accounting and added substantially to our web services and web products teams. In addition to hiring new management personnel, we have experienced significant turnover in our management positions. If our new leaders are unable to properly integrate into the business or if we are unable to retain or replace key personnel or functional capabilities on a timely basis or at all, our business will be adversely affected.

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

We derived approximately 23% of our net sales from markets outside the United States during 2007. Our efforts to increase sales for our products outside the United States may not be successful and may not achieve higher sales or gross margins or contribute to profitability.

Our business is, and will increasingly be, subject to risks associated with conducting business internationally, including:

•	developing successful products that appeal to the international markets;

•	political and economic instability, military conflicts and civil unrest;

•	greater difficulty in staffing and managing foreign operations;

•	transportation delays and interruptions;

•	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

•	complications in complying with laws in varying jurisdictions and changes in governmental policies;

•	trade protection measures and import or export licensing requirements;

•	currency conversion risks and currency fluctuations;

•	public health problems, such as outbreaks of SARS or avian flu, especially in locations where we manufacture or otherwise have operations,

•	effectively monitoring compliance by foreign manufacturers with U. S. regulatory requirements for product safety,

•	natural disasters; and

•	limitations, including taxes, on the repatriation of earnings.

Any difficulties with our international operations could harm our future sales and operating results.

Our financial performance will depend in part on our School segment, which may not be successful.

In 1999, we launched our School segment, which was formerly known as LeapFrog SchoolHouse, to deliver classroom instructional programs to the pre-kindergarten through fifth grade market and explore adult learning opportunities. To date, the School segment, has incurred cumulative operating losses. In December 2006, we announced a reorganization of the School segment, which reduced the size of our School organization by half. Going forward, the segment is focusing sales and product development resources on reading curriculum for core grade levels. However, if we cannot increase market acceptance of our School segment’s supplemental educational products, the segment’s future sales and profitability could suffer, which would adversely affect our financial results.

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

In the course of our business, we periodically receive claims of infringement or otherwise become aware of potentially relevant patents, copyrights, trademarks or other intellectual property rights held by other parties. Responding to any infringement claim, regardless of its validity, may be costly and time-consuming and may divert our management and key personnel from our business operations. If we, our distributors or our manufacturers are adjudged to be infringing the intellectual property rights of any third party, we or they may be required to obtain a license to use those rights, which may not be obtainable on reasonable terms, if at all. We also may be subject to significant damages or injunctions against the development and sale of some of our products or against the use of a trademark or copyright in the sale of some of our products. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all the liability that could be imposed. For more information regarding this type of risk, see “Note 19 to the Consolidated Financial Statements—Commitments and Contingencies—Legal Proceedings—Tinkers & Chance v. LeapFrog Enterprises, Inc.” in this report.

Our liquidity may be insufficient to meet the long-term or periodic needs of our business.

There is no guarantee that unforeseen events may not stress or exceed our current or future liquidity, including our ability to raise additional capital in a timely manner. In addition, current constraints in the credit market have recently adversely affected the market value of our investments and we may incur asset impairment related to changes in the risk profile of the financial markets in the future. For more discussion on our investments, see “Note 4 to the Consolidated Financial Statements—Investments” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Result of Operations” in this report.

Our net loss would be increased and our assets would be reduced if we are required to record impairment of our intangible assets.

Intangible assets include the excess purchase price over the cost of net assets acquired, or goodwill. Goodwill arose from our September 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, and our acquisition of substantially all the assets of Explore Technologies in July 1998. Our intangible assets had a net balance of $24.5 million, $25.9 million December 31, 2007 and 2006, respectively, which are allocated to our U.S. Consumer segment. Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangibles with indefinite lives are tested for impairment at least annually. In determining the existence of impairment, we consider changes in our strategy and in market conditions and this could result in adjustments to our recorded asset balances. Specifically, we would be required to record impairment if the carrying values of our intangible assets exceed their estimated fair values. Such impairment recognition would decrease the carrying value of intangible assets and increase our net loss. At December 31, 2007 and 2006, we had $19.5 million of goodwill and other intangible assets with indefinite lives. We tested our goodwill and other intangible assets with indefinite lives for impairment during the fourth quarter by comparing their carrying values to their estimated fair values. As a result of this assessment, we determined that no adjustments were necessary to the stated values.

We are subject to international, federal, state and local laws and regulations that could impose additional costs or changes on the conduct of our business.

We operate in a highly regulated environment with international, federal, state and local governmental entities regulating many aspects of our business, including products and the importation of products. Regulations with which we must comply include accounting standards, taxation requirements (including changes in applicable income tax rates, new tax laws and revised tax law interpretations), trade restrictions, regulations regarding financial matters, environmental regulations, advertising directed toward children, safety and other administrative and regulatory restrictions. Compliance with these and other laws and regulations could impose additional costs on the conduct of our business. While we take steps that we believe are necessary to comply with these laws and regulations, there can be no assurance that we have achieved compliance or that we will be in compliance in the future. Failure to comply with the relevant regulations could result in monetary liabilities and other sanctions, which could have a negative impact on our business, financial condition and results of operations. In addition, changes in laws or regulations may lead to increased costs, changes in our effective tax rate, or the interruption of normal business operations that would negatively impact our financial condition and results of operations.

From time to time, we are involved in litigation, arbitration or regulatory matters where the outcome is uncertain and which could entail significant expense.

We are subject from time to time to regulatory investigations, litigation and arbitration disputes. As the outcome of these matters is difficult to predict, it is possible that the outcomes of any of these matters could have a material adverse effect on the business. For more information regarding litigation see “Note 19 to the Consolidated Financial Statements—Commitments and Contingencies—Legal Proceedings” in this report.

Weak economic conditions, armed hostilities, terrorism, natural disasters, labor strikes or public health issues could have a material adverse effect on our business.

Weak economic conditions in the United States or abroad as a result of lower consumer spending, lower consumer confidence, higher inflation, higher commodity prices, such as the price of oil, higher costs of capital, restricted capital availability or constrained credit due to the subprime market distress, political conditions, natural disaster, labor strikes or other factors could negatively impact our sales or profitability. In particular, if an economic recession were to occur, it would likely have a more pronounced impact on discretionary spending for products such as ours. Furthermore, armed hostilities, terrorism, natural disasters, or public health issues, whether in the United States or abroad could cause damage and disruption to our company, our suppliers, our manufacturers, or our customers or could create political or economic instability, any of which could have a material adverse impact on our business. Although it is impossible to predict the consequences of any such events, they could result in a decrease in demand for our product or create delay or inefficiencies in our supply chain by making it difficult or impossible for us to deliver products to our customers, or for our manufacturers to deliver products to us, or suppliers to provide component parts.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 and December 31, 2006. The assessment as of December 31, 2007 and 2006, concluded that these controls were effective. For more information, see “Item 9A—Controls and Procedures” in this report on our assessment of our internal control over financial reporting. We received an unqualified opinion from our external auditors on our financial statements for the years ended December 31, 2007 and 2006. Areas of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective at any time in the future, or if our external auditors are unable to express an opinion that our internal control over financial reporting is effective, investors may lose confidence in our reported financial information, which could result in the decrease of the market price of our Class A common stock.

One stockholder controls a majority of our voting power as well as the composition of our board of directors.

Holders of our Class A common stock will not be able to affect the outcome of any stockholder vote. Our Class A common stock entitles its holders to one vote per share, and our Class B common stock entitles its holders to ten votes per share on all matters submitted to a vote of our stockholders. As of December 31, 2007, Lawrence J. Ellison and entities controlled by him beneficially owned approximately 16.6 million shares of our Class B common stock, which represents approximately 53% of the combined voting power of our Class A common stock and Class B common stock. As a result, Mr. Ellison controls all stockholder voting power, including with respect to:

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

Mr. Ellison could have interests that diverge from those of our other stockholders. This control by Mr. Ellison could depress the market price of our Class A common stock; deter, delay or prevent a change in control of LeapFrog; or affect other significant corporate transactions that otherwise might be viewed as beneficial for other stockholders.

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

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it harder for a third-party to acquire us without the consent of our board of directors. These provisions include limitations on actions by our stockholders by written consent, requirements for advance notice of stockholder proposals and director nominations, and the voting power associated with our Class B common stock. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used by our board of directors to affect a rights plan or “poison pill” that could dilute the stock ownership of a potential hostile acquirer and may have the effect of delaying, discouraging or preventing an acquisition of our company. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding voting stock. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if an offer may be considered beneficial by some stockholders. In addition, under the terms of our credit agreement, we may need to seek the written consent of our lenders of the acquisition of our company.

Our stockholders may experience significant additional dilution upon the exercise of options or issuance of stock awards.

As of December 31, 2007, there were outstanding awards under our equity incentive plans that could result in the issuance of approximately 10.2 million shares of Class A common stock. To the extent we issue shares upon the exercise of any options or vesting of any other equity incentive awards, investors in our Class A common stock will experience additional dilution.

Our stock price could become more volatile and your investment could lose value.

All the factors discussed in this section could affect our stock price. The timing of announcements in the public markets regarding new products, product enhancements or product recalls by us or our competitors or any other material announcements could affect our stock price. Speculation in the media and analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock and market trends unrelated to our stock can cause the price of our stock to change. A significant drop in the price of our stock could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The table below identifies a list of our current material property locations. In addition to these properties, we have leased properties for administration, sales and operations in Arkansas, Canada, England, France, Mexico and China, each of which is less than 10,000 square feet of space, respectively.

Location	Use	Segment	Condition	Square Feet	Type of Possession	Lease Expiration Date
Fontana, California	Distribution Center	All	Satisfactory	600,000	Lease	2010
Emeryville, California	Headquarters-operations for our three business segments	All	Satisfactory	137,200	Lease	2016
Ontario, California	Distribution Center	All	Satisfactory	109,000	Lease	2008	(1)
Shenzhen, China	Technology Research & Development	All	Satisfactory	13,262	Lease	2009
Hong Kong, China	Asian administration and logistics	All	Satisfactory	12,877	Lease	2009

(1)	We have an option to renew this lease set to expire in 2008.

Item 3. Legal Proceedings

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

In November 2007, we entered into an agreement with Tinkers & Chance under which we paid to Tinkers & Chance $7.5 million and Tinkers & Chance agreed to grant to LeapFrog a worldwide, non-exclusive license to all of its current patents and patent applications, as well as patents related to our business arising from applications filed by Tinkers & Chance or its principals through November 2014. On January 4, 2008, the parties executed a formal agreement that memorialized in writing, the terms agreed to in November 2007 and the pending litigation in federal district court for the Eastern District of Texas was dismissed with prejudice.

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

In September 2007, the federal district court granted our motion to dismiss the second amended complaint, with leave for the plaintiffs to amend and re-file a third amended complaint. In November 2007, the plaintiffs filed a third amended complaint. In February 2008, the parties reached an agreement-in-principle to settle these class actions. We expect the proposed settlement, which is subject to court approval, to be funded entirely by insurance. The parties are in the process of seeking court approval of the settlement.

Item 4. Submission Of Matters To A Vote Of Security Holders

No matters were submitted to our stockholders during the fourth quarter of our 2007 fiscal year.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information and Holders

Our Class A common stock is listed on the New York Stock Exchange, or the NYSE, under the symbol “LF.” There is no established public trading market for the Class B common stock. On February 29, 2008, there were approximately 2,482 holders of record of our Class A common stock and nine holders of record of our Class B common stock.

The following table sets forth the high and low sales prices per share of our Class A common stock on the NYSE in each quarter during the last two years. The values stated below are actual high and low sales prices, inclusive of intra-day trading.

2007	High	Low
First quarter	$11.56	$9.15
Second quarter	$11.48	$9.90
Third quarter	$10.82	$6.80
Fourth quarter	$9.33	$5.80

2006
First quarter	$12.72	$10.48
Second quarter	$10.81	$9.35
Third quarter	$10.75	$6.71
Fourth quarter	$9.91	$7.58

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. Our current credit facility prohibits the payment of cash dividends on our capital stock. We expect to reinvest any future earnings into our business and do not anticipate paying cash dividends on our common stock in the foreseeable future.

Stock Price Performance Graph(1)

The following graph shows the total stockholder return of an investment of $100.00 in cash for (i) LeapFrog’s Class A common stock, (ii) the Standard & Poor’s 500 Index and (iii) the Standard & Poor’s Consumer Discretionary Index, for the period beginning on July 25, 2002 (based on the closing price of LeapFrog’s Class A common stock on the date on which LeapFrog’s Class A common stock began trading on the New York Stock Exchange) through December 31, 2007.

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

Item 6. Selected Financial Data

The following selected consolidated financial data for the five years ended December 31, 2007, have been derived from our audited consolidated financial statements. The following information is qualified by reference to, and should be read in conjunction with, “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto in this report.

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$442,271	$502,255	$649,757	$640,289	$680,012
Gross profit	173,306	147,034	279,636	259,045	340,144
Income (loss) from operations	(101,170)	(124,663)	20,953	(13,983)	109,458
Net income (loss)	$(101,315)	$(145,092)	$17,500	$(6,528)	$72,675
Net income (loss) per common share:
Basic	$(1.60)	$(2.31)	$0.28	$(0.11)	$1.27
Diluted	$(1.60)	$(2.31)	$0.28	$(0.11)	$1.20
Shares used in calculating net income (loss) per share (1):
Basic	63,361	62,817	61,781	59,976	57,246
Diluted	63,361	62,817	62,329	59,976	60,548
(1) Weighted average shares outstanding of Class A and Class B common stock
	December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$104,385	$148,098	$72,072	$88,747	$112,603
Restricted cash	—	—	150	8,418	—
Working capital (2)	203,017	289,984	410,740	376,610	368,456
Total assets	380,153	450,441	605,829	559,794	552,659
Long-term obligations – capital lease	—	4	570	—	—
Total stockholders’ equity	$243,473	$333,962	$466,323	$434,500	$415,146
(2) Current assets less current liabilities.
	December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$(15,432)	$90,401	$(24,705)	$100	$26,800
Net cash provided by (used in) investing activities	40,995	(77,452)	9	(117)	(76,155)
Net cash provided by (used in) financing activities	1,915	4,172	10,299	13,016	30,584
Effect of exchange rate changes on cash	(1,332)	1,771	2,260	2,241	663
Increase (decrease) in cash and cash equivalents	$26,146	$18,892	$(12,137)	$15,240	$(18,108)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Update

Our strategic review of our business, which began in July 2006, has led to significant changes in our operations designed to reestablish us as a growing, profitable and innovative organization. We believe our strategic plan will be achieved in three phases, which we describe as “Fix, Reload and Grow”:

Fix, Reload, Grow

The “fix” portion of our strategy focused on addressing issues such as product cost, SKU mix, product pipeline and LeapFrog and retailer inventory. We believe that the substantial portion of the “fix” phase is behind us.

Our work in 2007 represented the majority of the reload portion of our strategy, which focused on strengthening our product pipeline. Our current product development initiatives are focused on developing successor products for the LeapPad line in preparation for the 2008 season, significant enhancements to our successful Leapster product line, improvements to our learning toys, and new launches in the grade school arena.

In 2007 we developed extensive changes and additions to our product portfolio set for launch in 2008. This new product portfolio includes many introductions such as the Tag reading system, Leapster 2 handheld, didj handheld and Crammer handheld. Each of these products provides a better strategic fit with our plan to become more web-connected, as well as providing key linkages in our new paradigm of the LeapFrog Learning Path.

These new products are also expected to meet our financial hurdle rates, provide higher margins and contribute to our goal of an improved bottom line. Perhaps most importantly, these new products are intended to grow our sales and thus 2008 begins what we refer to as the growth phase of our strategy. Most notably, in 2008 we will be introducing the Tag reading system, new educational gaming offerings with the Leapster 2 and didj handheld learning systems, a strong library of content for our platforms and the LeapFrog Learning Path, all of which are described in “Item 1—Business” in this report.

Critical Accounting Policies, Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and reported disclosures. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowances for accounts receivable, inventory valuation, the valuation of deferred tax assets and tax liabilities, intangible assets and stock-based compensation. We base our estimates on historical experience and on complex and subjective judgments often resulting from our evaluation of the impact of events and conditions that are inherently uncertain. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements–Summary of Significant Accounting Policies in this report. Certain accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. We believe the following critical accounting policies are the most significant in affecting judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition, Allowances for Doubtful Accounts, Product Returns, Defective Products, Discounts and Promotions

We principally derive revenue from sales of our technology-based learning products and related proprietary content for education of infant through grade school children at home and in schools. We evaluate the recognition of revenue based on the criteria set forth in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” and Emerging Issues Task Force Issue (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.” We recognize revenue when products are shipped and title passes to the customer provided that:

•	There is evidence of a commercial arrangement: Evidence of an agreement with the customer that reflects the terms and conditions to deliver products must be present in order to recognize revenue.

•

Delivery has occurred: Delivery is considered to occur when a product is shipped, the risk of loss and rewards of ownership have been transferred to the customer and no significant post-delivery obligations exist. For online downloads, delivery is considered to occur when the download occurs. For professional training services, delivery is considered to occur when the training has been performed.

•

There is a fixed or determinable fee: If a portion of the arrangement fee is not fixed or determinable, we recognize revenue as the amount becomes fixed or determinable. For gift certificates, we recognize revenues when the certificates are redeemed.

•

Collection is reasonably assured: Collection is reasonably assured if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not reasonably assured, we recognize revenue upon cash collection.

Net sales represent gross sales less negotiated price allowances based primarily on volume purchasing levels, estimated returns, allowances for defective products, markdowns and other sales allowances for customer promotions. A small portion of our revenue related to subscriptions is recognized as revenue over the period of the subscription.

We reduce accounts receivable by an allowance for amounts we believe may become uncollectible. Determining the amounts that may become uncollectible requires judgment that may have a significant effect on the amounts reported in accounts receivable. This allowance is an estimate based primarily on our management’s evaluation of the customer’s financial condition in the context of current economic conditions, past collection history and aging of the accounts receivable balances. If changes in the economic climate or the financial condition of any of our customers result in impairment of their ability to make payments, additional allowances may be required. We disclose accounts receivable net of our allowances for doubtful accounts on the face of the balance sheet.

We provide estimated allowances against revenues and accounts receivable for product returns, defective products, chargebacks, discounts and promotions on product sales, in the same period that we record the related revenue. We estimate our allowances by utilizing historical information for existing products. For new products, we estimate our allowances for product returns on specific terms for product returns and our experience with similar products. We also take into account current inventory levels of our retailers, sell-through of our retailers and distributors, current trends in retail for our products, changes in customer demand for our products and other related factors.

We continually evaluate our historical experience and adjust our allowances as appropriate. These adjustments result in changes in our net sales and accounts receivable. If actual product returns or defective products were significantly greater than our estimated allowances, additional allowances would be required, thereby reducing reported net sales and accounts receivable. If actual product returns or defective products were significantly less than our estimated allowances, an adjustment increasing reported net sales and accounts receivable would be required.

Allowances for product returns, defective products, chargebacks, discounts and promotions on product sales as a reduction of accounts receivable totaled $30.2 million, $41.5 million and $44.4 million at December 31,

2007, 2006 and 2005, respectively. The Company engaged in reduced promotional activities in the fourth quarter of 2007 as compared to prior years.

Inventory Valuation

Inventories are stated at the lower of cost, on a first-in, first-out basis, or market value. Inventory valuation primarily requires estimation of slow-moving, obsolete or excess products. Accordingly, inventories included write-downs for slow-moving, excess and obsolete inventories of $16.2 million and $34.1 million at December 31, 2007, and 2006, respectively.

Our estimate of the write-down for slow-moving, excess and obsolete inventories is based on our management’s review of on-hand inventories compared to their estimated future usage, our product demand forecast, anticipated product selling prices, the expected product lifecycle, and products planned for discontinuation. If actual future usage, demand for our products and anticipated product selling prices were less favorable than those projected by our management, additional inventory write-downs would be required resulting in a negative impact on our gross margin.

We monitor the estimates of inventory write-downs on a quarterly basis. When considered necessary, we make additional adjustments to reduce inventory to its net realizable value, with corresponding increases to cost of goods sold. The lower write down for excess and obsolescence in 2007 as compared to 2006 reflects the progress we have made in reducing inventories of older products, especially the LeapPad line of products and other legacy products that are being replaced or phased out.

Intangible Assets

Intangible assets principally include the excess purchase price over the cost of net assets acquired, or goodwill. Goodwill arose from our 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, and our acquisition of substantially all the assets of Explore Technologies in 1998. Our intangible assets had a net balance of $24.5 million and $25.9 million at December 31, 2007 and 2006, respectively, and are allocated to our U.S. reporting unit, or U.S. Consumer segment, pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Goodwill and other intangibles with indefinite lives are tested for impairment at least annually. A two-step approach is required to test goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit. Application of the goodwill impairment test requires judgment, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology, which requires significant judgment to estimate the future cash flows, determine the appropriate discount rates, growth rates and other assumptions. We tested our goodwill and other intangible assets with indefinite lives for impairment during the fourth quarter and determined that no adjustments were necessary to the stated values. At December 31, 2007 and 2006, we had $19.5 million of goodwill and other intangible assets with indefinite lives.

Intangible assets with other than indefinite lives include patents, trademarks and licenses, one of which is a ten-year technology license agreement entered into in January 2005 to jointly develop and customize our optical scanning technology. At December 31, 2007 and 2006, we had $4.9 million of intangible assets with other than indefinite lives. We recognized an insignificant amount of impairment in the years ended December 31, 2007, 2006 and 2005 for intangible assets with other than indefinite lives.

The determination of estimated useful lives and whether the intangible assets are impaired involves assumptions and significant judgment.

Management makes various assumptions about the future value of intangible assets by evaluating future business forecasts and estimated cash flows. Future net cash flows primarily depend on the sale of our products.

The sales of our products are affected by our ability to accurately predict the level of demand for them. Also, our revenue and earnings are dependent on our ability to meet our product launch schedules. If we have sales shortfalls, we may not realize the future net cash flows essential to recover the carrying value of our intangible assets. Accordingly, future impairment tests may result in a charge to earnings. Therefore, the potential for a write-down of intangible assets in connection with the annual impairment test exists.

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

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. The total grant date fair value is recognized over the vesting period of the options on a straight-line basis. The weighted-average assumptions for the expected life and the expected stock price volatility used in the model require the exercise of judgment. The expected life of the options represent the period of time the options are expected to be outstanding and is currently based on the guidance provided in the SEC Staff Accounting Bulletin No. 107 on Share-Based Payment as we do not have sufficient historical data on exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior. Expected stock price volatility is based on a consideration of our stock’s historical and implied volatilities as well as consideration volatilities of other public entities within our industry. The risk–free interest rate used in the model is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the expected life.

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

We calculate employee stock-based compensation expense based on awards ultimately expected to vest and accordingly, the expense has been reduced for estimated forfeitures. We review forfeitures periodically and we adjust compensation expense, if considered necessary. Stock-based compensation expense may be significantly affected by changes in our stock price, our assumptions used in the Black-Scholes option valuation calculation and our forfeiture rates as well as the extent of future grants of equity awards.

Income Taxes

We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. In determining our income tax assets, liabilities and expense, we make certain estimates and judgments in the calculation of tax benefits, tax credits and deductions. Significant changes in these estimates may result in increases or decreases in the tax provision or benefit in subsequent periods. Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

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

Results of Operations

The following table sets forth selected information concerning our results of operations as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	60.8	70.7	57.0

Gross profit	39.2	29.3	43.0
Operating expenses:
Selling, general and administrative	32.1	26.3	19.4
Research and development	13.4	10.8	8.1
Advertising	14.5	15.0	10.8
Depreciation and amortization	2.1	2.0	1.6

Total operating expenses	62.1	54.1	39.9

Income (loss) from operations	(22.9)	(24.8)	3.1
Net interest income and other income (expense), net	0.8	1.2	0.4

Income (loss) before provision (benefit) for income taxes	(22.1)	(23.6)	3.5
Provision for income taxes	0.8	5.3	1.0

Net income (loss)	(22.9)%	(28.9)%	2.5%

Twelve Months Ended December 31, 2007 Compared To Twelve Months Ended December 31, 2006

Net Sales

Net sales decreased by $60.0 million, or 12%, from $502.3 million in 2006 to $442.3 million in 2007, on a reported basis. On a constant currency basis, which assumes that foreign currency exchange rates were the same in 2007 as 2006, sales declined by 13%.

Net sales for each segment and its percentage of total Company net sales were as follows:

	Year Ended December 31,
	2007		2006		Change
Segment	$(1)	% of Total Company Sales	$(1)	% of Total Company Sales	$(1)%

U.S. Consumer	$312.9	71%	$350.7	70%	$(37.8)	(11)%
International	103.4	23%	114.6	23%	(11.2)	(10)%
School	26.0	6%	37.0	7%	(11.0)	(30)%

Total Company	$442.3	100%	$502.3	100%	$(60.0)	(12)%

(1)	In millions

Sales of products that comprised 10% or more of LeapFrog’s net sales in 2007 or 2006 were as follows:

	Net Sales				% of Total
	Year Ended December 31,		Change		Year Ended December 31,
Consolidated	2007(1)	2006(1)	$(1)%		2007	2006
Leapster (2)	$161.0	$177.9	$(16.9)	(9)%	36%	35%
All other products	281.3	324.4	(43.1)	(13)	64	65

Total Net Sales	$442.3	$502.3	$(60.0)	(12)%	100%	100%

(1)	In millions
(2)	Includes sales of platform hardware, software and accessories for the Leapster, Leapster TV and Leapster L-MAX product lines

Based on management’s current projections of the sales of new products, sales are expected to grow significantly in 2008.

Segment Performance:

U.S. Consumer

Our U.S. Consumer segment’s net sales decreased by $37.8 million, or 11%, from $350.7 million in 2006 to $312.9 million in 2007. In our U.S. Consumer segment, net sales of hardware, software and stand-alone products in dollars and as a percentage of the segment’s total net sales were as follows:

	U.S. Consumer Net Sales				% of Total
	Year Ended December 31,		Change		Year Ended December 31,
Product Technology	2007(1)	2006(1)	$(1)%		2007	2006
Platform Hardware	$111.6	$123.8	$(12.2)	(10)%	36%	35%
Software	94.8	105.1	(10.3)	(10)%	30%	30%
Stand-alone	106.5	121.8	(15.3)	(13)%	34%	35%

Total U.S. Consumer Net Sales	$312.9	$350.7	$(37.8)	(11)%	100%	100%

(1)	In millions

Retiring products drove the entire decline in sales for the year, as the decline in sales of products that we are phasing out more than offset the increase in sales of continuing products. Specifically:

•	The largest declines were experienced in the Little Leaps, Little Touch, Leapster TV, Leapster L-MAX, LeapPad and My First LeapPad product lines.

•	Excluding the impact of products being phased out, sales would have increased 6% for the year. Sales of our classic Leapster hardware and software were particularly strong.

•

We also experienced relatively robust sales growth on LeapFrog.com, which increased 74% in 2007 versus the prior year. We will seek to continue to improve our online sales principally by improving our sales efforts and methodologies at the web stores of our major retail customers, our e-tailers, and also at our own online web store.

Our Leapster family was our only product that accounted for 10% or more of our net sales in the U.S. Consumer segment.

	Net Sales				% of Total
	Year Ended December 31,		Change		Year Ended December 31,
U.S. Consumer segment:	2007(1)	2006(1)	$(1)%		2007	2006
Leapster (2)	$133.2	$148.8	$(15.6)	(10)%	43%	42%
All other products	179.7	201.9	(22.2)	(11)	57	58

Total U.S. Consumer segment	$312.9	$350.7	$(37.8)	(11)%	100%	100%

(1)	In millions
(2)	Includes sales of platform hardware, software and accessories for the Leapster, Leapster TV and Leapster L-MAX product lines

International

Our International segment’s net sales declined by $11.2 million, or 10%, from $114.6 million in 2006 to $103.4 million in 2007. On a constant currency basis, net sales declined 15% from 2006 to 2007. As with the U.S. Consumer segment, the LeapPad family drove the sales decline, as the decline in sales of products that we are phasing out more than offset the increase in sales of continuing products.

Factors driving this decline were:

•

A significant sales reduction in our markets managed by distributors, driven primarily by high retailer and distributor inventory levels at the end of 2006, which reduced the demand for products in 2007.

•	The 2007 sales decline in the United Kingdom was driven primarily by a significant decline in sales of our LeapPad products.

•	Sales fell in our Canadian market due to lower sales of FLY Fusion products in 2007 compared to sales of earlier generation FLY products in 2006 and, to a lesser extent, LeapPad products.

These factors were partially offset by:

•	Higher sales in France in 2007 compared to 2006, due primarily to strong sales of Leapster products.

•	Higher sales in Mexico in 2007 compared to 2006, due primarily to the launch of ClickStart products and the full year impact of sales of Leapster products, which entered the Mexico market in 2006.

Our LeapPad and Leapster products were our only products that accounted for 10% or more of our net sales in the International segment.

	Net Sales				% of Total
	Year Ended December 31,		Change		Year Ended December 31,
International segment:	2007(1)	2006(1)	$(1)%		2007	2006
LeapPad (3)	$9.7	$21.0	$(11.3)	(54)%	9%	18%
Leapster (2)	26.4	28.6	(2.2)	(8)	26	25
All other products	67.3	65.0	2.3	3	65	57

Total International segment	$103.4	$114.6	$(11.2)	(10)%	100%	100%

(1)	In millions
(2)	Includes sales of platform hardware, software and accessories for the Leapster, Leapster TV and Leapster L-MAX product lines
(3)	Includes sales of classic LeapPad hardware and software

School

Our School segment’s net sales declined by $11.0 million, or 30%, from $37.0 million in 2006 to $26.0 million in 2007. In December 2006, we announced that we had decided to implement changes in our School segment designed to return it to positive operating income by focusing our sales efforts on profitable regions.

Four products each accounted for 10% or more of our net sales in the School segment in 2007 or 2006.

	Net Sales				% of Total
	Year Ended December 31,		Change		Year Ended December 31,
School segment:	2007(1)	2006(1)	$(1)%		2007	2006
LeapPad (2)	$3.5	$3.1	$0.4	13%	13%	8%
LeapTrack	4.6	7.7	(3.1)	(40)	18	21
Literacy Center	2.2	5.5	(3.3)	(60)	8	15
Interactive Library	3.8	7.7	(3.9)	(51)	15	21
All other products	11.9	13.0	(1.1)	(8)	46	35

Total School segment	$26.0	$37.0	$(11.0)	(30)%	100%	100%

(1)	In millions
(2)	Includes sales of classic LeapPad hardware and software

Gross Profit and Gross Margin

The gross profit for each segment and the related gross profit percentage of segment net sales, or gross margin, were as follows:

Segment Performance:

	Year Ended December 31,
	2007		2006		Change
Segment	$(1)	% of Segment’s Sales	$(1)	% of Segment’s Sales	$(1)%
U.S. Consumer	$120.1	38.4%	$96.7	27.6%	$23.4	24%
International	38.1	36.8%	30.1	26.2%	8.0	27%
School	15.1	58.1%	20.2	54.9%	(5.1)	(25)%

Total Company	$173.3	39.2%	$147.0	29.3%	$26.3	18%

(1)	In millions

During 2007, gross margin benefited from the recovery of inventory written down in the prior year. In 2007, we recorded net sales of $12.0 million on $8.0 million of inventory written off in 2006. In 2007, we also established new write-downs of $12.8 million, of which approximately $7.0 million related to inventory on hand at December 31, 2006.

U. S. Consumer

The gross margin for 2007 improved by 10.8 percentage points compared to the same period in 2006. The improvement in our U. S. Consumer segment was primarily due to the following factors:

•

Lower allowances for excess and obsolete inventory and charges for purchase order cancellations (excluding FLY Fusion write-downs, discussed below), which impacted gross margin by approximately 7.5 percentage points.

•

Favorable product mix, reflecting higher sales of our Leapster software products and increased tie ratios for the Leapster family, which further drove higher gross margin. These factors combined impacted gross margin by approximately 4.7 percentage points.

•	Sales of previously written-down inventory added 2.1 percentage points to the margin improvement

•

These improvements were partially offset by a non-cash write-off totaling approximately $8.0 million, or 2.6 percentage points of gross margin, related to required asset write-offs bringing unamortized FLY Fusion Pentop Computer assets to levels consistent with sales trends.

International

The gross margin for 2007 improved by 10.6 percentage points compared to the same period in 2006. The improvement in our International segment was primarily due to the following factors:

•	Lower charges for excess and obsolete inventory improved gross margin by approximately 7.3 percentage points over 2006.

•	Lower promotions and discounts to assist retailers to reduce their inventory, which impacted gross margin by approximately 6.0 percentage points.

School

The gross margin for 2007 improved by 3.2 percentage points in our School segment compared to 2006. The improvement was primarily due to lower charges for allowance for excess and obsolete inventory.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of salaries and related employee benefits, legal fees, marketing expenses, systems costs, rent, office equipment, supplies and professional fees. We record all of our indirect expenses in our U.S. Consumer segment and do not allocate these expenses to our International and School segments.

The selling, general and administrative expense in dollars for each segment and the related percentage of the segment’s net sales were as follows:

	Year Ended December 31,
	2007		2006		Change
Segment	$(1)	% of Segment’s Sales	$(1)	% of Segment’s Sales	$(1)%
U.S. Consumer	$109.7	35.1%	$91.9	26.2%	$17.8	19%
International	22.0	21.3%	18.8	16.4%	3.2	17%
School	9.9	38.1%	21.2	57.4%	(11.3)	(53)%

Total Company	$141.6	32.0%	$131.9	26.3%	$9.7	7%

(1)	In millions

The overall $9.7 million increase in selling, general and administrative expense during 2007 was primarily due to the following factors:

•	Legal costs related to patent defense and settlement expenses associated with the Tinkers & Chance lawsuit of approximately $11.4 million, including $7.5 million in settlement costs.

•	Higher expense related to stock-based compensation costs of approximately $3.4 million.

•	Bonus expense, which increased by approximately $3.2 million, associated with the 2007 bonus plan that rewarded building the product pipeline for 2008.

•	Higher salary and temporary employee expense, which increased by $3.0 million due to our marketing rebranding initiative and web development.

•	These factors were partially offset by an expense decrease of approximately $11.2 million in our School segment, which is a result of a work force reduction in that segment in December 2006.

Selling, general and administrative expenses are expected to decline in 2008 primarily as a result of our reductions in force announced in January 2008, as well as expected lower legal costs.

Research and Development Expense

Research and development expense consists primarily of costs associated with content development, product development and product engineering. We record all of our indirect expenses in our U.S. Consumer segment and do not allocate these expenses to our International and School segments.

The research and development expense in dollars for each segment and the related percentage of the segment’s net sales were as follows:

	Year Ended December 31,
	2007		2006		Change
Segment	$(1)	% of Segment’s Sales	$(1)	% of Segment’s Sales	$(1)%
U.S. Consumer	$55.5	17.7%	$48.7	13.9%	$6.8	14%
International	2.6	2.5%	2.5	2.2%	0.1	4%
School	1.3	5.0%	3.3	8.8%	(2.0)	(61)%

Total Company	$59.4	13.4%	$54.5	10.9%	$4.9	9%

(1)	In millions

We classify research and development expense into two categories, product development and content development. Product development expense reflects the costs related to the conceptual design, engineering and testing stages of our platforms and stand-alone products. Content development expense reflects the costs related to the concept design, production and testing stages of our software and books. For more information regarding content development expense, see Note 2 to the Consolidated Financial Statements–Summary of Significant Accounting Policies–Content Capitalization and Amortization in this report.

These expenses were as follows:

	Year Ended December 31,
	2007		2006		Change
	$(1)	% of Total Company Sales	$(1)	% of Total Company Sales	$(1)%
Product development	$26.8	6.0%	$24.4	4.9%	$2.4	10%
Content development	32.6	7.4%	30.1	6.0%	2.5	8%

Research and Development	$59.4	13.4%	$54.5	10.9%	$4.9	9%

(1)	In millions

Research and development expense increased by $4.9 million for 2007 compared to 2006, due to costs associated with extensive new product introductions in 2008 and 2009.

Research and development expenses are expected to decline in 2008.

Advertising Expense

The advertising expense in dollars for each segment and the related percentage of the segment’s net sales was as follows:

	Year Ended December 31,
	2007		2006		Change
Segment	$(1)	% of Segment’s Sales	$(1)	% of Segment’s Sales	$(1)%
U.S. Consumer	$49.0	15.7%	$57.1	16.3%	$(8.1)	(14)%
International	14.4	13.9%	17.6	15.4%	(3.2)	(18)%
School	0.6	2.3%	0.7	1.9%	(0.1)	(14)%

Total Company	$64.0	14.5%	$75.4	15.0%	$(11.4)	(15)%

(1)	In millions

Our advertising expense for 2007 was $64.0 million compared to $75.4 million in 2006. The decline in advertising expense in 2007 was primarily due to lower sales and promotion allowances. In 2006, we used marketing dollars to drive reductions in inventory levels for both ourselves and our retailers.

Advertising expense is expected to increase in 2008 to promote our new products.

Depreciation and Amortization Expenses (excluding depreciation of tooling and amortization of content development costs, which are included in cost of sales)

Depreciation and amortization expenses decreased by $0.3 million, or 4%, from $9.8 million in 2006, to $9.5 million in 2007. As a percentage of net sales, depreciation and amortization expense increased from 2.0% in 2006 to 2.1% in 2007.

Income (Loss) From Operations

Income (loss) from operations in dollars for each segment and the related percentage of the segment’s net sales were as follows:

	Year Ended December 31,
	2007		2006		Change
Segment	$(1)	% of Segment’s Sales	$(1)	% of Segment’s Sales	$(1)%
U.S. Consumer	$(103.1)	(32.9)%	$(110.4)	(31.5)%	$7.3	7%
International	(1.4)	(1.4)%	(9.3)	(8.1)%	7.9	85%
School	3.3	12.7%	(5.0)	(13.5)%	8.3	166%

Total Company	$(101.2)	(22.9)%	$(124.7)	(24.8)%	$23.5	19%

(1)	In millions

We record indirect expenses in our U.S. Consumer segment and do not allocate these expenses to our International and School segments. Additional financial information regarding our segments is included in Note 20 to the Consolidated Financial Statements—Segment Reporting in this report.

Other

Net Interest Income and Other Income (Expense), Net

Net Interest Income and Other Income (Expense), Net, includes the three lines of the Consolidated Statements of Operations labeled: 1) Interest expense, 2) Interest income, and 3) Other income (expense), net. Net interest income (interest expense plus interest income) declined by $2.6 million from $7.2 million in 2006 to $4.6 million in 2007. This decline was primarily due to the recognition of $2.5 million of impairment in our short-term investment holdings. As of December 31, 2007, we had available-for-sale investments in auction rate securities (“ARS”) with a carrying value of $10.9 million. Due to the uncertainty and the lack of liquidity in the credit markets, the auctions of our ARS holdings have failed and the fair value of these investments has fallen. As a result, we recorded a $2.5 million other-than-temporary impairment charge on $6.0 million of original cost ARS against earnings and a $0.6 million temporary impairment charge on $8.0 million of original cost ARS against other comprehensive income to reduce the carrying value of the ARS to their estimated fair value.

The recent uncertainties in the credit markets have prevented us and other investors from liquidating the holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, we still hold these auction rate securities and are receiving interest at a higher rate than similar securities for which auctions have cleared. These investments are insured against loss of principal and interest and have credit ratings of AAA to AA-. We are uncertain as to when the liquidity issues relating to these investments will improve.

The carrying value of our investments in ARS as of December 31, 2007 represents our best estimate of the fair value of these investments based on currently available information. We evaluated the estimated fair value at January 31, 2008 and concluded that the estimated fair value at that date was indicative of circumstances that existed at the balance sheet date. As a result, the estimated fair value calculated at January 31, 2008 was determined to be the carrying value as of December 31, 2007.

The estimation process included consideration of such factors as issuer and insurer credit rating, comparable market data, if available, credit enhancement structures, projected yields, discount rates and terminal periods. Due to the uncertainty in the credit markets, it is reasonably possible the fair value of these investments may change in the near term. If the credit markets recover and successful auctions resume, we may be able to recover an amount greater than the carrying value of the ARS as of December 31, 2007, which would result in a gain. However, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to further adjust the carrying value of its investment in ARS through additional impairment charges. We cannot estimate these future losses or gains at this time.

Other Income (Expense), Net, includes losses on fixed asset sales and various intercompany charges.

Tax Rate

Our effective tax rate for 2007 was (3.8)%, compared to (22.5)% in 2006. The negative tax rate for both years was due to a non-cash valuation allowance recorded against our domestic deferred tax assets. Tax expense for 2006 included a valuation allowance of $24.9 million that related to pre-2006 deferred tax assets, which resulted in higher tax expense in 2006 and 2007. The remaining tax expense related primarily to taxes in non-US jurisdictions. See “Critical Accounting Policies, Judgments and Estimates” for further details regarding the increase in the valuation allowance.

Net Income (Loss)

Our net loss for 2007 was $101.3 million compared to a net loss of $145.1 million in 2006 as a result of the factors described above.

Twelve Months Ended December 31, 2006 Compared To Twelve Months Ended December 31, 2005

Net Sales

Net sales decreased by $147.5 million, or 23%, from $649.8 million in 2005 to $502.3 million in 2006, on a reported and on a constant currency basis, which assumes that foreign currency exchange rates were the same in 2006 as 2005.

Net sales for each segment and its percentage of total company net sales were as follows:

	Year Ended December 31,
	2006		2005		Change
Segment	$(1)	% of Total Company’s Sales	$(1)	% of Total Company’s Sales	$(1)%
U.S. Consumer	$350.7	70%	$478.3	74%	$(127.6)	(27)%
International	114.6	23%	131.2	20%	(16.6)	(13)%
School	37.0	7%	40.3	6%	(3.3)	(8)%

Total Company	$502.3	100%	$649.8	100%	$(147.5)	(23)%

(1)	In millions

Segment Performance:

U. S. Consumer

Our U.S. Consumer segment’s net sales decreased by $127.6 million, or 27%, from $478.3 million in 2005 to $350.7 million in 2006. In our U.S. Consumer segment, net sales of platform, software and stand-alone products in dollars and as a percentage of the segment’s total net sales were as follows:

	U. S. Consumer Net Sales				Year Ended December 31,
	Year Ended December 31,		Change
	2006(1)	2005(1)	$(1)%		2006	2005
Platform hardware	$123.8	$196.2	$(72.4)	(37)%	35%	41%
Software	105.1	145.7	(40.6)	(28)%	30%	30%
Stand-alone	121.8	136.4	(14.6)	(11)%	35%	29%

Total U.S. Consumer Net Sales	$350.7	$478.3	$(127.6)	(27)%	100%	100%

(1)	In millions

The net sales decrease in this segment was primarily the result of the following factors:

•	63% decline in sales volume of our LeapPad line of products, which is technologically past its prime.

•

Discounts and allowances mainly due to our promotional efforts to reduce retailers’ slow-moving inventories, increased by $5.0 million in 2006. Specifically, we reported 68% lower sales for our FLY Pentop Computer business compared to 2005, reflecting promotional and other activities to reduce existing FLY Pentop inventories in its last selling season. We replaced the FLY Pentop Computer with the FLY Fusion Pentop Computer in 2007.

These factors were partially offset by direct sales at our online store of approximately $8.0 million compared to $3.1 million in 2005.

International

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

The net sales decrease in our International segment was primarily due to a significant reduction in our United Kingdom market, which represents approximately 28% of our International net sales. Factors driving this decline were:

•

Sales decline from $57.1 million in 2005 to $38.1 million in 2006 in the United Kingdom, which were driven primarily by the significant decline in sales of our LeapPad line of products. Approximately $5.0 million of the sales decline was due to discounts and other allowances to provide consumers with the incentive to purchase these products and reduce retailers’ inventories.

•	In other countries, we also incurred an additional $5.0 million sales allowance to reduce our inventories and those of our retailer customers.

These factors were partially offset by higher sales in Canada, Spain, Mexico and smaller markets in Asia and Europe in 2006 compared to 2005. Unlike the mature U.K. market, which saw declining LeapPad sales, many of these markets are relatively new and have strong LeapPad sales. Some of these countries’ sales were also aided by the introduction of Spanish and French versions of our Leapster platform in 2006.

School

Our School segment’s net sales decreased by $3.3 million, or 8%, from $40.3 million in 2005 to $37.0 million in 2006. In December 2006, we announced that we had decided to implement changes in our School segment to return it to positive earnings contribution, and more closely align it with our consumer strategy.

Gross Profit and Gross Margin

The gross profit for each segment and the related gross profit percentage of segment net sales, or gross margin, were as follows:

Segment Performance:

	Year Ended December 31,
	2006		2005		Change
Segment	$(1)	% of Segment’s Sales	$(1)	% of Segment’s Sales	$(1)%
U. S. Consumer	$96.7	27.6%	$193.8	40.5%	$(97.1)	(50)%
International	30.1	26.2%	59.5	45.4%	(29.4)	(49)%
School	20.2	54.9%	26.3	65.3%	(6.1)	(23)%

Total Company	$147.0	29.3%	$279.6	43.0%	$(132.6)	(47)%

(1)	In millions

U. S. Consumer

Our gross margin for 2006 decreased by 12.9 percentage points compared to 2005. The decline was primarily due to the following factors:

•

Higher allowances for excess and obsolete inventory, which increased by $10.5 million to 20.8 million in 2006. The higher charges resulted from product sales declines combined with our new product development strategies formalized in the third quarter of 2006. This increase unfavorably impacted gross margin by approximately 3.0 percentage points.

•

Closeout and promotional arrangements caused by weaker demand for our LeapPad line of products and our planned replacement of FLY Pentop Computer in 2007 with the FLY Fusion Pentop Computer. This increase negatively impacted gross margin by approximately 5.7 percentage points.

•

Cancellation charges on purchase orders for inventory that we cancelled, which increased by $5.9 million from $0.8 million in 2005. This increase impacted gross margin by approximately 1.7 percentage points.

International

Our gross margin for 2006 decreased by 19.2 percentage points compared to the same period in 2005. The decline was primarily due to the following factors:

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

School

Our gross margin for 2006 decreased by 10.4 percentage points compared to 2005. The decrease was primarily due to higher charges for allowance for excess and obsolete inventory, which increased by approximately $3.5 million in 2006 compared to 2005. This increase unfavorably impacted gross margin by 9.5 percentage points.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of salaries and related employee benefits, legal fees, marketing expenses, systems costs, rent, office equipment, supplies and professional fees. We record all of our indirect expenses in our U.S. Consumer segment and do not allocate these expenses to our International and School segments.

The selling, general and administrative expense in dollars for each segment and the related percentage of the segment’s net sales were as follows:

	Year Ended December 31,
	2006		2005		Change
Segment	$(1)	% of Segment’s Sales	$(1)	% of Segment’s Sales	$(1)%
U. S. Consumer	$91.9	26.2%	$90.0	18.8%	$1.9	2%
International	18.8	16.4%	14.7	11.2%	4.1	28%
School	21.2	57.4%	21.5	53.4%	(0.3)	(1)%

Total Company	$131.9	26.3%	$126.2	19.4%	$5.7	5%

(1)	In millions

The overall $5.7 million increase in selling, general and administrative expense during 2006 was primarily due to the following factors:

•

Higher compensation expense related to stock-based compensation costs. The increase over 2005 was approximately $4.6 million and is due to the adoption of SFAS 123(R), effective January 1, 2006, requiring expense recognition of stock options granted to employees as well as higher compensation expense for performance shares, restricted stock units and restricted stock awards.

•

Higher salary expense, which increased by $3.7 million, related to severance costs primarily associated with the resignation of former corporate officers and reduction in our School segment’s workforce.

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

Research and Development Expense

Research and development expense consists primarily of costs associated with content development, product development and product engineering. We record all of our indirect expenses in our U.S. Consumer segment and do not allocate these expenses to our International and School segments.

The research and development expense in dollars for each segment and the related percentage of the segment’s net sales were as follows:

	Year Ended December 31,
	2006		2005		Change
Segment	$(1)	% of Segment’s Sales	$(1)	% of Segment’s Sales	$(1)%
U. S. Consumer	$48.7	13.9%	$46.2	9.7%	$2.5	5%
International	2.5	2.2%	2.7	2.0%	(0.2)	(7)%
School	3.3	8.8%	3.4	8.5%	(0.1)	(3)%

Total Company	$54.5	10.9%	$52.3	8.0%	$2.2	4%

(1)	In millions

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

	Year Ended December 31,
	2006		2005		Change
	$(1)	% of Total Company Sales	$(1)	% of Total Company Sales	$(1)%
Product development	$24.4	4.9%	$26.1	4.0%	$(1.7)	(7)%
Content development	30.1	6.0%	26.2	4.0%	3.9	15%

Research and Development	$54.5	10.9%	$52.3	8.0%	$2.2	4%

(1)	In millions

Research and development expense increased by $2.1 million for 2006 compared to 2005. In 2006, we decided to consolidate our office locations, moving our research and development offices from Los Gatos, California to our corporate headquarters in Emeryville, California, to better align our research and development, product and marketing activities. In addition, to the costs associated with this relocation, research and development expense also reflected compensation costs, which increased by approximately $1.4 million primarily related to stock-based compensation expense under SFAS 123(R). These factors were partially offset by capitalization of allowable content development costs.

Advertising Expense

The advertising expense in dollars for each segment and the related percentage of the segment’s net sales was as follows:

	Year Ended December 31,
	2006		2005		Change
Segment	$(1)	% of Segment’s Sales	$(1)	% of Segment’s Sales	$(1)%
U. S. Consumer	$57.1	16.3%	$52.5	11.0%	$4.6	9%
International	17.6	15.4%	17.0	13.0%	0.6	4%
School	0.7	1.9%	0.5	1.1%	0.2	40%

Total Company	$75.4	15.0%	$70.0	10.8%	$5.4	8%

(1)	In millions

Our advertising expense for 2006 was $75.4 million compared to $70.0 million in 2005. We increased our advertising expenditure to support our efforts to reduce retailer and LeapFrog inventory levels.

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

Income (Loss) From Operations

Income (loss) from operations in dollars and the related percentage of segment net sales were as follows:

	Year Ended December 31,
	2006		2005		Change
Segment	$(1)	% of Segment’s Sales	$(1)	% of Segment’s Sales	$(1)%
U. S. Consumer	$(110.4)	(31.5)%	$(4.9)	(1.0)%	$(105.5)	(2153)%
International	(9.3)	(8.1)%	24.9	19.0%	(34.2)	(137)%
School	(5.0)	(13.5)%	0.9	2.3%	(5.9)	(654)%

Total Company	$(124.7)	(24.8)%	$20.9	3.2%	$(145.6)	(697)%

(1)	In millions

We record indirect expenses in our U.S. Consumer segment and do not allocate these expenses to our International and School segments.

Other

Net Interest Income and Other Income (Expense), Net

Net interest income increased by $3.8 million from $3.4 million in 2005, to $7.2 million in 2006. This increase was due to higher market interest rates and from increasing the percentage of investments in higher-rate taxable interest securities in 2006, compared to tax-exempt securities in 2005.

Tax Rate

Our effective tax rate for 2006 was (22.5)% as compared to 26.5% in 2005. The negative tax rate for 2006 is currently affected by a $60.4 million non-cash valuation allowance recorded against our domestic deferred tax assets, of which $24.9 million relates to pre-2006 deferred tax assets and earnings being lower or losses being higher than anticipated in countries, where we have tax rates that are lower than the U.S. statutory rate. See “Critical Accounting Policies, Judgments and Estimates” for further details on the increase in the valuation allowance.

Net Income (Loss)

Our net loss for 2006 was $145.1 million as compared to a net income of $17.5 million in 2005 as a result of the factors described above.

Related Party Transactions

Since 2004, LeapFrog has been a majority-owned subsidiary of Mollusk Holdings, LLC, an entity controlled by Lawrence J. Ellison. In 2007 and 2006, we purchased software products and support services from Oracle Corporation in an arms length agreement totaling $0.5 million and $0.4 million, respectively. Lawrence J. Ellison, the Chief Executive Office of Oracle Corporation, may be deemed to have or share the power to direct the voting and disposition, and therefore, to have beneficial ownership of approximately 16.6 million shares of our Class B common stock, which represents approximately 53.0% of the combined voting power of our Class A common stock and Class B common stock as of December 31, 2007 and 2006.

In 2007 and 2006, we paid Pillar Data Systems, Inc. $0.3 million in each of those two years in arms length transactions for equipment fees. Lawrence J. Ellison is the majority stockholder of Pillar Data Systems, Inc.

We are currently involved in a dispute with Mounte LLC arising out of a 2002 tax sharing agreement between LeapFrog and Knowledge Universe, Inc., the predecessor in interest of Mounte LLC. We are claiming a $0.6 million refund of amounts we previously paid under the agreement, while Mounte LLC is claiming we owe it an additional payment of approximately $1.2 million. Mounte LLC is indirectly controlled by Michael R. Milken, Lowell J. Milken and Lawrence J. Ellison, who beneficially own a majority of our voting shares. The parties are awaiting the results of a California state tax audit of Mounte LLC before proceeding with discussions.

Seasonality and Quarterly Results of Operations

Our business is highly seasonal, with our retail customers making a large percentage of all purchases in preparation for the traditional holiday season. Our business, being subject to these significant seasonal fluctuations, generally realizes the majority of our net sales and all of our net income, if any, during the third and fourth calendar quarters. These seasonal purchasing patterns and production lead times cause risk to our business associated with the under-production of popular items and over-production of items that do not match consumer demand. In addition, we have seen our customers managing their inventories more stringently, requiring us to ship products closer to the time they expect to sell to consumers, increasing our risk to meet the demand for specific products at peak demand times, or adversely impacting our own inventory levels as a result of the need to pre-build products to meet the demand.

For more information, see “Item 1A.—Risk Factors—Our business is seasonal, and therefore our annual operating results depend, in large part, on sales relating to the brief holiday season” and “—If we do not maintain sufficient inventory levels or if we are unable to deliver our product to our customers in sufficient quantities, or on a timely basis, or if our retailer’s inventory levels are too high, our operating results will be adversely affected.” in this report.

The following table sets forth unaudited quarterly statements of operations information for 2007 and 2006. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown. Given the low sales volumes in the first half of the calendar year, and the relatively fixed nature of our operating expenses, our financial results have been stronger in our third and fourth quarters relative to our first and second quarters. We expect that we will continue to incur losses during the first and second quarters of each year for the foreseeable future. Because of the seasonality of our business and other factors, results for any interim period are not necessarily indicative of the results that may be achieved for the full fiscal year.

	For the Quarter Ended				Year Ended December 31
2007	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
Net sales	$60,924	$55,995	$144,045	$181,307	$442,271
Cost of sales	36,221	35,711	83,272	113,761	268,965

Gross profit	24,703	20,284	60,773	67,546	173,306
Operating expenses:
Selling, general and administrative	32,428	29,909	41,896	37,395	141,628
Research and development	14,468	14,032	14,242	16,629	59,371
Advertising	5,583	4,223	12,804	41,403	64,013
Depreciation and amortization	2,419	2,510	2,386	2,149	9,464

Total operating expenses	54,898	50,674	71,328	97,576	274,476

Income (loss) from operations	(30,195)	(30,390)	(10,555)	(30,030)	(101,170)
Other items	2,006	2,776	887	(2,091)	3,578

Income (loss) before provision (benefit) for income taxes	(28,189)	(27,614)	(9,668)	(32,121)	(97,592)
Provision (benefit) for income taxes	2,239	414	637	433	3,723

Net income (loss)	$(30,428)	$(28,028)	$(10,305)	$(32,554)	$(101,315)

Net income (loss) per common share:
Basic	$(0.48)	$(0.44)	$(0.16)	$(0.51)	$(1.60)
Diluted	$(0.48)	$(0.44)	$(0.16)	$(0.51)	$(1.60)
Market price range common stock
High	$11.56	$11.48	$10.82	$9.33	$11.56
Low	$9.15	$9.90	$6.80	$5.80	$5.80

2006
Net sales	$66,548	$68,118	$184,718	$182,871	$502,255
Cost of sales	41,759	51,000	135,529	126,933	355,221

Gross profit	24,789	17,118	49,189	55,938	147,034
Operating expenses:
Selling, general and administrative	32,851	27,989	30,150	40,938	131,928
Research and development	12,440	12,871	14,513	14,651	54,475
Advertising	6,158	8,445	16,994	43,844	75,441
Depreciation and amortization	2,529	2,418	2,195	2,711	9,853

Total operating expenses	53,978	51,723	63,852	102,144	271,697

Income (loss) from operations	(29,189)	(34,605)	(14,663)	(46,206)	(124,663)
Other items	1,740	924	2,394	1,124	6,182

Income (loss) before provision (benefit) for income taxes	(27,449)	(33,681)	(12,269)	(45,082)	(118,481)
Provision (benefit) for income taxes	(3,853)	(7,935)	37,472	927	26,611

Net income (loss)	$(23,596)	$(25,746)	$(49,741)	$(46,009)	$(145,092)

Net income (loss) per common share:
Basic	$(0.38)	$(0.41)	$(0.79)	$(0.73)	$(2.31)
Diluted	$(0.38)	$(0.41)	$(0.79)	$(0.73)	$(2.31)
Market price range common stock
High	$12.72	$10.81	$10.75	$9.91	$12.72
Low	$10.48	$9.35	$6.71	$7.58	$6.71

During the first quarter, our net loss increased from $23.6 million in 2006 to $30.4 million in 2007. The higher net loss was primarily attributable to:

•	8% lower net sales,

•	Partially offset by gross margin improvement of 3.2 percentage points driven by lower sales discounts and allowances and lower freight expense.

During the second quarter, our net loss increased from $25.7 million in 2006 to $28.0 million in 2007. The higher net loss was primarily attributable to:

•	18% lower net sales,

•

Partially offset by gross margin improvement of 11.1 percentage points driven by lower promotional allowances, and lower reserve requirements for inventory and defective products, and lower operating expenses.

During the third quarter, our net loss decreased from $49.7 million in 2006 to $10.3 million in 2007. The lower net loss was primarily attributable to:

•	Gross margin improvement of 15.6 percentage points driven by lower charges for excess and obsolete inventory, and lower purchase order cancellations, and

•	Lower tax expense due to the recording of a valuation allowance of $43.2 million for the first time in the third quarter of 2006,

•	Partially offset by 22% lower net sales.

During the fourth quarter, our net loss decreased from $46.0 million in 2006 to $32.6 million in 2007. The lower net loss was primarily attributable to:

•	Gross margin improvement of 6.7 percentage points driven by improved product mix, and lower charges for excess and obsolete inventory, partially offset by FLY Fusion related asset write-downs, and

•	Lower operating expense,

•	Partially offset by the $2.5 million impairment of short-term investments and 1% lower net sales.

Liquidity and Capital Resources

In 2007, highlights of our cash flow included:

•	Operating losses of $101.3 million in 2007 were partially offset by inventory reductions of $20.6 million.

•

Gross fixed assets increased $8.7 million from the $108.0 million at the end of 2006 to the $116.7 million at the end of 2007. Effectively all of the $8.9 million change was due to the capitalization of costs for content for our existing and new products.

Cash, cash equivalents, and short-term investments

LeapFrog’s primary source of cash during 2007 was cash received from the collection of accounts receivable balances generated from sales in the second half of 2007 and the sale of marketable securities, partially offset by operating losses.

Cash and related balances were:

	December 31,
	2007 (1)	2006 (1)	Change (1)
Cash and cash equivalents	$93.5	$67.3	$26.2
Short-term investments	10.9	80.8	(69.9)

Total	$104.4	$148.1	$(43.7)

% of total assets	27%	33%

(1)	In millions

We expect cash and short-term investments to be approximately $100 million at the end of 2008.

Financial condition

We believe our current cash and short-term investments, anticipated cash flow from operations and future seasonal borrowings, if any, will be sufficient to meet our working capital and capital requirements through at least the end of 2008, and potentially for several years to come.

We estimate that our capital expenditures for 2008 will be similar to prior years. In 2007 and 2006, capital expenditures were $26.6 million and $20.1 million, respectively. We estimate that future capital expenditures will be primarily for new products and purchases related to the upgrading of our information technology capabilities.

Cash and cash equivalents increased to $93.5 million in 2007 from $67.3 million in 2006 primarily due to a transition from short-term investments to cash and cash equivalents, partially offset by operating losses. The change in cash and cash equivalents was as follows:

	December 31, 2007
	2007(1)	2006(1)	Change (1)
Net cash provided (used in) by operating activities	$(15.4)	$90.4	$(105.8)
Net cash provided by (used in) investing activities	41.0	(77.5)	118.5
Net cash provided by financing activities	1.9	4.2	(2.3)
Effect of exchange rate changes on cash	(1.4)	1.8	(3.2)

Increase in cash and cash equivalents	$26.1	$18.9	$7.2

(1)	In millions

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

	Cash Flow From Operating Activities
	2007(1)	2006(1)	2005(1)
1st Quarter	$49.6	$133.1	$90.6
2nd Quarter	(37.6)	(21.2)	(25.3)
3rd Quarter	(52.4)	(40.1)	(44.6)
4th Quarter	25.0	18.6	(45.4)

Total	$(15.4)	$90.4	$(24.7)

(1)	In millions

In November 2005, we entered into a $75.0 million asset-based revolving credit facility with Bank of America. Borrowing availability under this agreement was $75.0 million as of December 31, 2007. The borrowing availability can vary according to the levels of our accounts receivable and cash and investment securities deposited in secured accounts with the administrative agent or other lenders. There were no borrowings outstanding under this agreement at December 31, 2007. The termination date of the agreement is November 8, 2010.

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

Operating activities

Net cash consumed by operating activities was $15.4 million in 2007. In 2006, net cash provided by operating activities was $90.4 million and $24.7 million was used by operating activities in 2005. The $105.8 million change in net cash used by operating activities from 2006 to 2007 was primarily due to accrued liabilities (including $7.5 million for the settlement of litigation), offset by reduced net losses, and reduced inventory levels.

Working capital—major components

Accounts receivable

Gross accounts receivable were $136.7 million at December 31, 2007, and $142.6 million at December 31, 2006. Allowances for doubtful accounts were $0.1 million at December 31, 2007, and $0.8 million at December 31, 2006. Our days sales outstanding at December 31, 2007 was 67 compared to 71 at December 31, 2006.

Allowances for doubtful accounts, as a percentage of gross accounts receivable, were 0.1% at December 31 2007 compared to 0.6% at December 31, 2006.

Inventories

Inventories, net of allowances, were $52.4 million at December 31, 2007 and $73.0 million at December 31, 2006. Inventory improved by $20.6 million, or 28% from December 31, 2006 to December 31, 2007. The decline in our inventory compared to 2006 was primarily the result of our implementation of strategies to better forecast and control our inventories, reductions in our raw material requirements through design manufacturability, and elimination of the larger portion of inventory relating to discontinued, or soon to be discontinued, products.

Inventories consisted of the following:

	December 31,
	2007	2006
	In thousands
Raw materials	$2,358	$5,449
Work in process	4,663	8,093
Finished goods	45,394	59,478

Inventories	$52,415	$73,020

Raw materials decreased by $3.1 million reflecting the full implementation of our turnkey arrangements, which allows our engineering resources to focus on product design and manufacturability while our contract manufacturers manage the supply of raw materials.

Deferred income taxes

We recorded gross domestic current deferred tax assets of $12.0 million at December 31, 2007 and $15.1 million at December 31, 2006. The year-over-year decrease in our gross current deferred income tax asset was primarily due to the timing of realizing other deferred tax assets. The 2007 and 2006 gross current deferred tax assets were offset with valuation allowances of $12.0 million and $15.1 million, respectively.

We recorded gross domestic non-current deferred tax assets of $89.5 million at December 31, 2007 and $45.3 million at December 31, 2006. The year-over-year increase was primarily due to net operating losses and additional research and development credits available to be carried forward in future periods. The 2007 and 2006 gross current deferred tax assets were offset with a valuation allowance of $89.5 million and $45.3 million, respectively. At December 31, 2007 and 2006 current and non-current deferred income taxes totaling $3.6 million and $1.3 million, respectively, reflected on the balance sheet related to our non U.S. jurisdictions.

Other assets

Other assets had balances of $4.2 million at December 31, 2007 and $9.1 million at December 31, 2006, respectively. The decrease from the previous year was primarily due to an approximately $5.2 million reduction in long-term other assets related to the write down of prepaid royalties related to our FLY technology.

Accounts payable

Accounts payable was $46.9 million at December 31, 2007 and $46.7 million at December 31, 2006.

Investing activities

Net cash provided by investing activities was $41.0 million in 2007, compared to net cash used by investing activities of $77.5 million in 2006. The primary components of net cash provided by investing activities for 2007 compared to 2006 were:

•	Net sales of short-term investments of $67.6 million in 2007 compared with net purchases of investments of $57.1 million in 2006.

•	Purchases of property and equipment of $26.6 million in 2007 related primarily to computers and software, capitalized content and leasehold improvements.

Financing activities

Net cash provided by financing activities was $1.9 million in 2007 compared to $4.2 million for the same period in 2006. The primary component of cash provided by financing activities in both years were proceeds received from the exercise of stock options and purchases of our common stock pursuant to our employee stock purchase plan.

Contractual obligations

We conduct our corporate operations from leased facilities and rent some equipment under operating leases. Generally, these have initial lease periods of three to twelve years and contain provisions for renewal options of five years at market rates. We account for rent expense on a straight-line basis over the term of the lease. The following table summarizes our outstanding long-term contractual obligations at December 31, 2006.

	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years (1)	4-5 Years (1)	More Than 5 Years (1)
Operating leases	$42.3	$8.1	$17.9	$3.8	$12.4
Royalty guarantees	3.0	1.0	2.0	—	—
Capital leases	0.1	0.1	—	—	—
Purchase obligations	39.1	39.1	—	—	—
Litigation settlement	7.5	7.5	—	—	—

Total	$92.0	$55.8	$19.9	$3.8	$12.4

(1)	In millions

At December 31, 2007, we had no outstanding borrowings or letters of credit under our 2005 credit facility with Bank of America. At December 31, 2006, outstanding letters of credit were less than $0.1 million. At December 31, 2007 and 2006, we had $75.0 million and $74.9 million of unused lines of credit available, respectively. In addition, we had commitments to purchase inventory totaling approximately $42.3 million and $43.3 million at December 31, 2007 and 2006, respectively.

LeapFrog has no off-balance sheet arrangements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements. We recorded net losses of $2.4 million on the foreign currency forward contracts for the twelve months ended December 31, 2007 compared to a net gain of $2.4 million on the underlying transactions for 2007. In 2006, we recorded a net loss of $3.0 million on the forward currency forward contracts compared to net gains of $2.4 million for the same periods in 2006.

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts that were outstanding as of December 31, 2007 follows:

	2007			2006
	Average Forward Exchange Rate per $1	Notional Amount in Local Currency (1)	Instrument Fair Value (2)	Average Forward Exchange Rate per $1	Notional Amount in Local Currency (1)	Instrument Fair Value (2)
British Pound (US$/GBP)	2.008	645	(17)	2.010	3,717	$(74)
Euro (US$/Euro)	1.441	8,144	(152)	1.412	9,608	(157)
Canadian Dollar (C$/US$)	0.998	5,512	(57)	1.003	8,653	(84)
Mexican Peso (MXP/US$)	10.919	177,421	34	10.972	203,139	(38)

Total			(192)			$(353)

(1)	In thousands of local currency
(2)	In thousands of U.S. dollars

Cash equivalents and short-term investments are presented at fair value on our balance sheet. We invest our excess cash in accordance with our investment policy. At December 31, 2007 and 2006, our cash was invested primarily in money market funds, auction rate preferred securities and commercial paper. Any adverse changes in interest rates or securities prices may decrease the value of our short-term investments and operating results.

LeapFrog experiences interest rate risk only through its investment portfolio as it has no borrowings. Our investment returns in 2007 were impacted by changes in market interest rates. In addition, we recognized $2.5 million unrealized loss on the income statement on $6.0 million of auction rate preferred securities, reflecting our assessment of a probable asset impairment. We also recorded $0.6 million of unrealized losses in other comprehensive income on $8.0 million of auction rate securities. We are continuing to monitor our portfolio in light of the current market’s credit conditions.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements beginning at page F-1 below are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Attached as exhibits to this Form 10-K, there are certifications of our Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(a) of the Securities Act of 1934 or the Rule 13a-14(a) Certifications. This Controls and Procedures section of the annual report on Form 10-K includes the information concerning the controls evaluation referred to in Rule 13a-14(a) Certifications and it should be read in conjunction with the Rule 13a014(a) Certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, or disclosure controls, as of the end of the period covered by this annual report on Form 10-K. This controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO. Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed or submitted in our reports filed under the Exchange Act, such as this report, are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in our reports. In the course of the controls evaluation, we reviewed and identified data errors and control problems and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our CEO and CFO, concerning the effectiveness of the disclosure controls can be reported in our periodic reports filed with the Securities and Exchange Commission on Forms 10-Q, 10-K, and others as may be required from time to time.

Based upon the controls evaluation, our CEO and CFO have concluded that our disclosure controls were effective as of December 31, 2007.

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

Management assessed our internal control over financial reporting as of December 31, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

Based on management’s assessment of our internal control over financial reporting, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited our internal control over financial reporting as of December 31, 2007, as stated in its attestation report appearing herein.

Inherent Limitations on Effectiveness of Controls

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2008 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Form 10-K as our 2008 Proxy Statement, which we expect to file with the SEC no later than April 30, 2008.

Item 10. Directors, Executive Officers and Corporate Governance.

The information appearing in our 2008 Proxy Statement under the following headings is incorporated herein by reference:

•	“Proposal 1: Election of Directors,”

•	“Board of Directors and Corporate Governance—Committees of the Board—Audit Committee”

•	“Section 16(a) Beneficial Ownership Reporting Compliance”

The information under the heading “Executive Officers of the Registrant” in Item 1 of this report is also incorporated by reference in this section.

In April 2005, our Board of Directors adopted the LeapFrog Code of Business Conduct and Ethics, which applies to all of our employees and directors, including our Chief Executive Officer, Chief Financial Officer, who is our principal financial officer, and our Vice President, Corporate Controller, who is our principal accounting officer. In August 2006, our Board adopted a number of versions of our Code of Business Conduct and Ethics that are specifically tailored to the various international locations in which we have operations. The U.S. and international versions of our Code of Business Conduct and Ethics are posted in the corporate governance section of our website located at www.leapfroginvestor.com. To date, there have been no waivers under our Code of Business Conduct and Ethics. We will disclose any reportable waivers, if and when granted, of our Code of Business Conduct and Ethics in the corporate governance section of our website located at www.leapfroginvestor.com.

On May 31, 2007 we filed with the NYSE the Annual CEO Certification regarding LeapFrog’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual. In addition, we are filing as exhibits to this annual report, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of our public disclosures.

Item 11. Executive Compensation.

The information appearing in our 2008 Proxy Statement under the following headings is incorporated herein by reference:

•	“Board of Directors and Corporate Governance—Compensation of Directors”

•	“Board of Directors and Corporate Governance—Committees of the Board—Compensation Committee–Compensation Committee Interlocks and Insider Participation” and “—Compensation Committee Report”

•	“Executive Compensation”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing in our 2008 Proxy Statement under the following headings is incorporated herein by reference:

•	“Security Ownership of Certain Beneficial Owners and Management”

•	“Equity Compensation Plan Information”

Item 13. Certain Relationships and Related Party Transactions, and Director Independence.

The information appearing in our 2008 Proxy Statement under the following headings is incorporated herein by reference:

•	“Transactions with Related Persons”

•	“Board of Directors and Corporate Governance—Independence of the Board of Directors”

•	“Board of Directors and Corporate Governance—Committees of the Board”

Item 14. Principal Accountant Fees and Service.

The information appearing in our 2008 Proxy Statement under the heading “Proposal 3: Ratification of Selection of Independent Registered Public Accounting Firm—Independent Registered Public Accounting Firm Fee Information” and “—PreApproval Procedures of Audit and Non-Audit Services by the Independent Registered Accounting Firm” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Schedules.

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

LEAPFROG ENTERPRISES, INC.

By:	/s/ William B. Chiasson
William B. Chiasson Chief Financial Officer and Principal Financial Officer

Date:	March 12, 2008

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

Signatures	Title	Date

/S/ JEFFREY G. KATZ Jeffrey G. Katz	Chief Executive Officer (Principal Executive Officer), President and Director	March 12, 2008

/S/ WILLIAM B. CHIASSON William B. Chiasson	Chief Financial Officer (Principal Financial Officer)	March 12, 2008

/S/ MARK A. ETNYRE Mark A. Etnyre	Vice President, Corporate Controller and Principal Accounting Officer	March 12, 2008

/S/ STEVEN B. FINK Steven B. Fink	Chairman and Director	March 12, 2008

/S/ THOMAS J. KALINSKE Thomas Kalinske	Vice Chairman and Director	March 12, 2008

/S/ STANLEY E. MARON Stanley E. Maron	Director	March 12, 2008

Signatures	Title	Date

/S/ E. STANTON MCKEE, JR. E. Stanton McKee, Jr.	Director	March 12, 2008

/S/ DAVID C. NAGEL David C. Nagel	Director	March 12, 2008

/S/ CADEN WANG Caden Wang	Director	March 12, 2008

/S/ RALPH R. SMITH Ralph R. Smith	Director	March 12, 2008

LEAPFROG ENTERPRISES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

LeapFrog Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of LeapFrog Enterprises, Inc., and subsidiaries (“the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LeapFrog Enterprises, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, under the heading Income Taxes, the Company adopted Statement of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LeapFrog Enterprises, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

March 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

LeapFrog Enterprises, Inc.

We have audited LeapFrog Enterprises, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LeapFrog Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal control over Financial Reporting appearing under Item 9A of this Report. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, LeapFrog Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets, as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

March 10, 2008

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$93,460	$67,314
Short-term investments	10,925	80,784
Accounts receivable, net of allowance for doubtful accounts of $97, and $785 at December 31, 2007 and 2006, respectively	136,627	141,816
Inventories	52,415	73,020
Prepaid expenses and other current assets	20,427	23,339
Deferred income taxes	3,405	1,156

Total current assets	317,259	387,429
Property and equipment	34,017	27,794
Deferred income taxes	213	148
Intangible assets, net	24,512	25,933
Other assets	4,152	9,137

Total assets	$380,153	$450,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,868	$46,720
Accrued liabilities and deferred revenue	67,281	50,001
Income taxes payable	93	724

Total current liabilities	114,242	97,445

Long-term liabilities	22,438	19,034
Stockholders’ equity:
Class A common stock, par value $0.0001; 139,500 shares authorized; shares issued and outstanding: 35,857 and 35,455 at December 31, 2007 and 2006, respectively	4	4
Class B convertible common stock, par value $0.0001; 40,500 shares authorized; shares issued and outstanding: 27,614 at December 31, 2007 and 2006, respectively	3	3
Treasury stock	(185)	(185)
Additional paid-in capital	353,857	343,310
Accumulated other comprehensive income	4,036	3,122
Accumulated deficit	(114,242)	(12,292)

Total stockholders’ equity	243, 473	333,962

Total liabilities and stockholders’ equity	$380,153	$450,441

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Net sales	$442,271	$502,255	$649,757
Cost of sales	268,965	355,221	370,121

Gross profit	173,306	147,034	279,636
Operating expenses:
Selling, general and administrative	141,628	131,928	126,187
Research and development	59,371	54,475	52,340
Advertising	64,013	75,441	70,014
Depreciation and amortization	9,464	9,853	10,142

Total operating expenses	274,476	271,697	258,683

Income (loss) from operations	(101,170)	(124,663)	20,953
Interest expense	(111)	(97)	(68)
Interest income	4,560	7,186	3,366
Other income (expense), net	(871)	(907)	(454)

(Loss) income before provision for income taxes	(97,592)	(118,481)	23,797
Provision for income taxes	3,723	26,611	6,297

Net (loss) income	$(101,315)	$(145,092)	$17,500

Net income (loss) per common share:
Basic	$(1. 60)	$(2.31)	$0.28
Diluted	$(1. 60)	$(2.31)	$0.28
Shares used in calculating net income (loss) per common share:
Basic	63,361	62,817	61,781
Diluted	63,361	62,817	63,329

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Class A Common Stock	Class B Common Stock	Treasury Stock	Additional Paid-In- Capital	Deferred Compensation	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balances at December 31, 2004	$3	$3	$—	$318,796	$(2,000)	$2,398	$115,300	$434,500
Amortization of deferred compensation	—	—	—	—	2,642	—	—	2,642
Deferred compensation	—	—	—	11,692	(11,692)	—	—	—
Reversal of deferred compensation due to employee termination	—	—	—	(1,195)	1,195	—	—	—
Class A common stock issued upon exercise of stock option and employee purchase plan (1,421 shares)	—	—	—	10,597	—	—	—	10,597
Issuance of stock options to non-employees	—	—	—	43	—	—	—	43
Tax benefit of stock option exercises	—	—	—	2,662	—	—	—	2,662
Treasury stock	—	—	(148)	—	—	—	—	(148)
Comprehensive income (loss):
Net income	—	—	—	—	—	—	17,500	17,500
Cumulative translation adjustment	—	—	—	—	—	(1,473)	—	(1,473)

Total comprehensive loss	—	—	—	—	—	—	—	16,027

Balances at December 31, 2005	3	3	(148)	342,595	(9,855)	925	132,800	466,323
Stock-based compensation	—	—	—	(2,552)	9,855	—	—	7,303
Class A common stock issued upon exercise of stock option and employee purchase plan (602 shares)	1	—	—	4,058	—	—	—	4,059
Issuance of stock options to non-employees	—	—	—	8	—	—	—	8
Tax related to stock-based compensation	—	—	—	(321)	—	—	—	(321)
Treasury stock	—	—	(37)	—	—	—	—	(37)
Other	—	—	—	(478)	—	—	—	(478)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(145,092)	(145,092)
Cumulative translation adjustment	—	—	—	—	—	2,197	—	2,197

Total comprehensive loss	—	—	—	—	—	—	—	(142,895)

Balances at December 31, 2006	4	3	(185)	343,310	—	3,122	(12,292)	333,962
Stock-based compensation	—	—	—	9,511	—	—	—	9,511
Class A common stock issued upon exercise of stock option and employee purchase plan (245 shares)	—	—	—	1,915	—	—	—	1,915
Tax related to stock-based compensation	—	—	—	(879)	—	—	—	(879)
Cumulative effect of adopting FIN 48	—	—	—	—	—	—	(635)	(635)
Comprehensive income (loss):
Loss on investment in auction rate securities	—	—	—	—	—	(598)	—	(598)
Net loss	—	—	—	—	—	—	(101,315)	(101,315)
Cumulative translation adjustment	—	—	—	—	—	1,512	—	1,512

Total comprehensive loss	—	—	—	—	—	—	—	(100,401)

Balances at December 31, 2007	$4	$3	$(185)	$353,857	$—	$4,036	$(114,242)	$243,473

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Net loss	$(101,315)	$(145,092)	$17,500
Adjustments to reconcile net loss (income) to net cash provided (used in) by operating activities:
Depreciation	18,189	16,285	17,579
Amortization	1,421	1,641	1,923
Unrealized foreign exchange (gain) loss	2,448	427	(3,733)
Deferred income taxes	(2,314)	25,999	4,339
Stock-based compensation	9,511	7,303	2,642
Tax benefit from stock-based compensation	—	109	2,662
Investment accretion on commercial paper	(836)	(512)	(16)
Impairment of investment in auction rate securities	3,074	—	—
Impairment of property and equipment	2,014	—	—
Impairment of advanced royalty	5,164	—	—
Other	(881)	(335)	154
Other changes in operating assets and liabilities:
Accounts receivable	5,190	115,931	(29,560)
Inventories	20,605	96,052	(37,883)
Prepaid expenses and other current assets	(2,252)	(2,578)	(7,998)
Other assets	4,985	(2,361)	(6,526)
Accounts payable	148	(27,609)	11,518
Accrued liabilities and deferred revenue	17,280	5,776	(10,007)
Long-term liabilities	2,768	(136)	12,138
Income taxes payable	(631)	(499)	563

Net cash provided by (used in) operating activities	(15,432)	90,401	(24,705)

Investing activities:
Purchases of property and equipment	(26,625)	(20,318)	(16,668)
Purchases of investments	(460,329)	(509,395)	(300,790)
Sale of investments	527,949	452,261	317,467

Net cash provided by investing activities	40,995	(77,452)	9

Financing activities:
Cash used to collateralize letter of credit	—	—	(150)
Proceeds from release of restricted cash	—	150	—
Purchases of treasury stock	—	(37)	(148)
Proceeds from the exercise of stock options and employee stock purchase plan	1,915	4,059	10,597

Net cash provided by financing activities	1,915	4,172	10,299

Effect of exchange rate changes on cash	(1,332)	1,771	2,260

Increase (decrease) in cash and cash equivalents	26,146	18,892	(12,137)
Cash and cash equivalents at beginning of period	67,314	48,422	60,559

Cash and cash equivalents at end of period	$93,460	$67,314	$48,422

Supplemental Disclosure of Cash Flow Information
Cash paid during year for:
Income taxes, net of refunds	$3,727	$4,321	$1,433
Noncash investing and financing activities:
Impairment on investment in auction rate securities	$3,074	—	—
Asset retirements with zero book value	$13,310	—	—
Assets acquired under capital lease	$58	—	$1,192

See accompanying notes

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

1.	Description of Business

LeapFrog Enterprises, Inc. (the “Company” or “LeapFrog”), designs, develops and markets innovative, technology-based learning products and related proprietary content for the education of infant through grade school children at home and in schools around the world. The Company has developed a number of learning platforms that come to life with more than 100 interactive software titles, covering important subjects including phonics, reading, writing, and math. In addition, the Company has created a broad line of “stand-alone” educational products that do not require the separate purchase of software and are generally targeted at young children – from infants to five year olds. LeapFrog operates three business segments namely U.S. Consumer, International, and School (formerly referred to as “Education and Training” or “SchoolHouse”). The products are sold through retailers and distributors by the International and U.S. Consumer segments, directly to consumers at our web store by the U.S. Consumer segment and directly to schools by the School segment. The products are available in six languages at major retailers globally.

Based on voting control, LeapFrog is a subsidiary of Mollusk Holdings, LLC., an entity controlled by Lawrence J. Ellison.

2.	Summary of Significant Accounting Policies

Basis of Presentation

LeapFrog’s fiscal year is based upon a calendar year that ends on December 31.

The consolidated financial statements include the accounts of LeapFrog and its wholly owned subsidiaries, primarily those organized in the United Kingdom, Canada, France, Mexico, Macau, Hong Kong and China. Inter-company accounts and transactions have been eliminated in consolidation. The subsidiary in Macau was closed effective July 31, 2007.

LeapFrog utilizes the U.S. dollar as a functional currency, as well as monetary operations in non-U.S. currencies. Translation adjustments are recorded through accumulated other comprehensive loss.

Certain amounts in the financial statements for prior years have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult, and subjective judgments include the sales returns and allowances, recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived assets; the valuation of intangible assets and inventory; the valuation and nature of impairments of investments and the valuation and recognition of stock-based compensation.

These estimates involve the consideration of complex factors and require management to make judgments. The analysis of historical and future trends, can require extended periods of time to resolve, and are subject to change from period to period. The actual results experienced may differ from management’s estimates.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Revenue Recognition

The Company principally derives revenue from sales of its technology-based learning products and related proprietary content for education of infant through grade school children at home and in schools. The Company evaluates the recognition of revenue based on the criteria set forth in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” and Emerging Issues Task Force Issue (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The Company recognizes revenue when products are shipped and title passes to the customer provided that:

•	There is evidence of a commercial arrangement: Evidence of an agreement with the customer that reflects the terms and conditions to deliver products must be present in order to recognize revenue.

•

Delivery has occurred: Delivery is considered to occur when a product is shipped, the risk of loss and rewards of ownership have been transferred to the customer and no significant post delivery obligations exist. For online downloads, delivery is considered to occur when the download occurs. For professional training services, delivery is considered to occur when the training has been performed.

•

There is a fixed or determinable fee: If a portion of the arrangement fee is not fixed or determinable, we recognize revenue as the amount becomes fixed or determinable. For gift certificates, we recognize revenues when the certificates are redeemed.

•

Collection is reasonably assured: Collection is reasonably assured if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not reasonably assured, we recognize revenue upon cash collection.

Net sales represent gross sales less negotiated price allowances based primarily on volume purchasing levels, estimated returns, allowances for defective products, markdowns and other sales allowances for customer promotions. Correspondingly, these allowances are recorded as reductions of gross accounts receivable. A small portion of our revenue related to subscriptions is recognized as revenue over the period of the subscription.

Sales allowances may vary as a percentage of gross sales due to changes in LeapFrog’s product mix, defective product allowances or other sales allowances. Sales returns, discounts and allowances, recorded as a reduction of net sales in 2007 were $78,328, $132,343 and $117,226 for 2007, 2006 and 2005, respectively. Actual amounts for returns and allowances may differ from estimates.

Allowances for Doubtful Accounts, Product Returns, Defective Products, Discounts and Promotions

The Company reduces accounts receivable by an allowance for amounts management believes may become uncollectible. Determining the amounts that may become uncollectible requires judgment that may have a significant effect on the amounts reported in accounts receivable. This allowance is an estimate based primarily on our management’s evaluation of the customer’s financial condition in the context of current economic conditions, past collection history and aging of the accounts receivable balances. The Company discloses accounts receivable net of our allowances for doubtful accounts on the face of the balance sheet.

The Company provides estimated allowances against revenues and accounts receivable for product returns, defective products, chargebacks, discounts and promotions on product sales, in the same period that the related revenue is recorded. The Company estimates allowances by utilizing historical information for existing products. For new products, the Company estimates allowances for product returns on specific terms for product returns and its experience with similar products. It also takes into account current inventory levels of our retailers, sell-through of its retailers and distributors, current trends in retail for its products, changes in customer demand for its products and other related factors.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The Company continually evaluates its historical experience and adjusts its allowances as appropriate. These adjustments result in changes in its net sales and accounts receivable. If actual product returns or defective products were significantly greater than our estimated allowances; additional allowances would be required, thereby reducing reported net sales and accounts receivable. If actual product returns or defective products were significantly less than our estimated allowances; an adjustment increasing reported net sales and accounts receivable would be required.

Allowances for product returns, defective products, chargebacks, discounts and promotions on product sales, recorded as a reduction of accounts receivable, totaled $30,168 and $41,522 at December 31, 2007 and 2006, respectively.

Shipping and Handling

Amounts billed to customers for shipping and handling are recognized as revenue. Costs to ship merchandise from warehouse facilities to customers are recorded in cost of goods sold.

Content Capitalization and Amortization

LeapFrog capitalizes certain external costs related to the development of content for its learning products. Amortization of these costs begins when the products are initially released for sale and continues over a three-year life using the method referred to as the sum of the year’s digits. Capitalized content development is included in property and equipment, and the related amortization is included in cost of sale. In 2007 and 2006, the Company capitalized $8,674 and $8,473 respectively, of external content development costs. Content amortization expense for 2007, 2006 and 2005 was $5,840, $3,537 and $2,643, respectively. In 2007 and 2006, the Company wrote off capitalized content with a cost basis of $2,655 and $212, respectively, in the U.S. Consumer segment related to titles for which there were no plans to sell in the foreseeable future. Amounts written off in 2007 include $1,181 related to the FLY Pentop Fusion products.

Software Development Costs

Research and development costs, which include software development costs, are expensed as incurred. Costs incurred after the technological feasibility has been achieved have been capitalized. In developing new products, technological feasibility of the underlying software is established when substantially all product development is complete and generally includes the development of a working model. The Company had no capitalized software development costs as of December 31, 2007 and 2006.

Advertising Expense

Production costs of commercials and programming are expensed when the production is first aired. The costs of advertising, in-store displays and promotion programs are expensed as incurred. Advertising costs associated with cooperative advertising are accrued as the related revenue is recognized and these amounts are included as advertising expense if there is a separate identifiable benefit for which we can reasonably estimate the fair value. Otherwise, such amounts are recognized as a reduction of net revenue. Prepaid advertising was $0 and $198 at December 31, 2007 and 2006, respectively.

Translation of Foreign Currencies

Assets, liabilities and results of LeapFrog’s operations outside of the United States are recorded based on their functional currency. When included in these consolidated financial statements, the assets and liabilities are translated at period-end exchange rates and revenues and expenses are translated at the average of the monthly

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

exchange rates that were in effect during the year. The resulting translation adjustments are included as a separate component of equity in other comprehensive loss. Foreign currency transaction gains and losses are included in income as incurred.

Derivative Financial Instruments

LeapFrog transacts business in various foreign currencies, primarily in the British Pound, Canadian Dollar, Euro and Mexican Peso. In order to protect itself against reductions in the value and volatility of future cash flows caused by changes in currency exchange rates, in 2004, LeapFrog implemented a foreign exchange hedging program for its transaction exposure. The program utilizes foreign exchange forward contracts to enter into fair value hedges of foreign currency exposures of underlying non-functional currency monetary assets and liabilities that are subject to re-measurement. The exposures are generated primarily through inter-company sales in foreign currencies. The hedging program is designed to reduce, but does not always eliminate, the impact of the re-measurement of balance sheet items due to movements of currency exchange rates.

LeapFrog does not use forward exchange hedging contracts for speculative or trading purposes. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” all forward contracts are carried on the balance sheet at fair value as assets or liabilities and the corresponding gains and losses are recognized immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. These gains and losses are included in “Other income (expense), net” on the statement of operations. The estimated fair values of forward contracts are based on quoted market prices.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market funds with original maturities of three months or less.

Investments

The Company accounts for its investments in debt and equity securities according to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires securities classified as “available-for-sale” to be stated at fair value. Adjustments to fair value of available-for-sale securities that are considered to be temporary are recorded as a component of accumulated other comprehensive income. A decline in the fair value of investment securities below cost, that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value and the impairment is charged to earnings with a new cost basis for the security. The Company’s short-term investments consist of auction rate securities and are classified as available-for-sale in the balance sheet. These investments are carried at estimated fair value with temporary unrealized gains and losses included in accumulated other comprehensive deficit, and other than temporary losses recorded against earnings. The estimation process for determining fair value of the auction rate securities included consideration of such factors as issuer and insurer credit rating, comparable market data, if available, credit enhancement structures, projected yields, discount rates and terminal periods.

The Company recognized $3,074 of unrealized losses in 2007, of which $2,476 was recorded against earnings and $598 was recorded in accumulated other comprehensive income. There were insignificant unrealized gains and losses for the years ended December 31, 2006 and 2005. The cost of securities sold is based on the specific identification method.

Concentration of credit risk is managed by diversifying investments among a variety of high credit-quality issuers.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Inventory Valuation

Inventories are stated at the lower of cost, on a first-in, first-out basis, or market value. Inventory valuation primarily requires estimation of slow-moving, obsolete or excess products. Accordingly, inventories included write-downs for slow-moving, excess and obsolete inventories of $16,228 and $34,103 at December 31, 2007 and December 31, 2006, respectively.

The Company’s estimate of the write-down for slow-moving, excess and obsolete inventories is based on our management’s review of on-hand inventories compared to their estimated future usage, our product demand forecast, anticipated product selling prices, the expected product lifecycle, and products planned for discontinuation. If actual future usage, demand for our products and anticipated product selling prices were less favorable than those projected by our management, additional inventory write-downs would be required resulting in a negative impact on our gross margin.

The Company monitors the estimates of inventory write-downs on a quarterly basis. When considered necessary, the Company makes additional adjustments to reduce inventory to its net realizable value, with corresponding increases to cost of goods sold.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is calculated using the straight-line method over the estimated useful life of the assets, generally three years, except for leasehold improvements, which are depreciated over the shorter of the estimated related useful life of the asset or the remaining term of the lease. Amortization of equipment under capital leases is included in depreciation expense.

Included in property and equipment are manufacturing tools used to produce the Company’s products. These tools are generally depreciated over two years on a straight-line basis. The Company reviews its capitalized manufacturing tools quarterly to ensure that the related product line is still in production and that the estimated useful lives of the manufacturing tools are consistent with the Company’s depreciation policy. Depreciation expense for manufacturing tools is included in cost of goods sold. During the years 2007, 2006, and 2005, the Company recorded accelerated depreciation of $123, $94 and $559, respectively to write-off certain tooling that will not be used in future periods.

The Company capitalizes website development costs in accordance with Emerging Issues Task Force (“EITF”) No. 00-02, “Accounting for Website Development Costs.” The costs capitalized include those to develop or acquire and customize code for web applications, costs to develop HTML web pages or develop templates and costs to create initial graphics for the website that included the design or layout of each page. These costs are amortized on a straight-line basis over two years. In the years 2007 and 2006, the Company capitalized $2,088 and $859, respectively. The Company amortized $885, $1,046 and $653, of website development costs in 2007, 2006 and 2005, respectively.

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

Intangible assets with other than indefinite lives include patents, trademarks and licenses, and are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 15 years. At December 31, 2007, the weighted average amortization period for these intangibles was approximately 6 years. At December 31, 2007, the Company tested these intangible assets for impairment and determined that no significant adjustments to the stated values were necessary.

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. In determining its income tax assets, liabilities and expense, we make certain estimates and judgments in the calculation of tax benefits, tax credits and deductions. Significant changes in these estimates may result in increases or decreases in the tax provision or benefit in subsequent periods. Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss), gains and losses on the translation of foreign currency denominated financial statements, and temporary gains and losses on investments.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation under the measurement and recognition provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, permitted under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

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

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. The total grant date fair value is recognized over the vesting period of the options on a straight-line basis. The weighted-average assumptions for the expected life and the expected stock price volatility used in the model require the exercise of judgment. The expected life of the options represent the period of time the options are expected to be outstanding and is currently based on the guidance provided in the SEC Staff Accounting Bulletin No. 107 on Share-Based Payment as the Company does not have sufficient historical data on exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior. Expected stock price volatility is based on a consideration of our stock’s historical and implied volatilities as well as consideration volatilities of other public entities within our industry. The risk-free interest rate used in the model is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the expected life.

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

The Company calculates employee stock-based compensation expense based on awards ultimately expected to vest and accordingly, the expense has been reduced for estimated forfeitures. The Company’s management reviews forfeitures periodically and adjusts compensation expense, if considered necessary.

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation of FIN 48, we recognized approximately a $7,284 increase in the liability for unrecognized tax benefits. Of this amount, $635 was accounted for as an increase to the January 1, 2007 balance of accumulated deficit. The remaining amount decreased deferred tax assets for net operating loss carryforwards in the United States. As these tax assets are fully offset by a valuation allowance, the decrease in the deferred tax assets was offset by a reduction in the valuation allowance and there was no impact on accumulated deficit.

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

At December 31, 2007 and 2006, the carrying values of financial instruments, including cash and cash equivalents, short-term investments, foreign exchange transactions, receivables, accounts payable and accrued liabilities, approximated their fair values.

4.	Investments

The Company accounts for its investments in debt and equity securities according to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires securities classified as “available-for-sale” to be stated at fair value.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Adjustments to fair value of available-for-sale securities that are considered to be temporary are recorded as a component of other comprehensive income. A decline in the fair value of investment securities below cost, that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

At December 31, 2007, the Company had investments available-for-sale with a carrying value of $10,925. These investments were non mortgage-backed auction rate securities (“ARS”). Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, in the case of these particular securities, every 28 days. This mechanism normally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par.

The recent uncertainties in the credit markets have prevented the Company and other investors from liquidating the holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, the Company still holds these auction rate securities and is receiving interest at a higher rate than similar securities for which auctions have cleared. These investments are insured against loss of principal and interest and have credit ratings of AAA to AA-. The Company is uncertain as to when the liquidity issues relating to these investments will improve. As a result of the failed auctions and the continued uncertainty of when the liquidity issues will improve, the Company recorded a $2,476 other-than-temporary impairment charge on $6,000 of original cost ARS and a $598 temporary impairment charge on $8,000 of original cost ARS to reduce the value of the total investment in ARS to its estimated fair value of $10,925.

The carrying value of the Company’s investments in ARS as of December 31, 2007 represents the Company’s best estimate of the fair value of these investments based on currently available information. The Company evaluated the estimated fair value at January 31, 2008 and concluded the further devaluations of the investment in ARS at that date was indicative of circumstances that existed at the balance sheet date. As a result, the further decline in value at January 31, 2008 was recorded as of December 31, 2007.

The estimation process included consideration of such factors as issuer and insurer credit rating, comparable market data, if available, credit enhancement structures, projected yields, discount rates and terminal periods. Due to the uncertainty in the credit markets, it is reasonably possible the fair value of these investments may change in the near term. If the credit markets recover and successful auctions resume, the Company may be able to recover an amount greater than the carrying value of the ARS as of December 31, 2007, which would result in a gain. However, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to further adjust the carrying value of its investment in ARS through additional impairment charges. An estimate of these future losses or gains cannot be made by the Company at this time.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Available-for-sale securities consisted of the following classified by original maturity date:

In thousands	Maturing within
At December 31, 2007	1 YR	2 YR	5 YR	5 to 10 YR	Over 10 YR	Total
Auction rate certificates	$—	$—	$—	$—	$10,925	$10,925

Total short-term investments

At December 31, 2006	1 YR	2 YR	5 YR	5 to 10 YR	Over 10 YR	Total
Auction rate certificates	$—	$—	$—	$8,499	$52,300	$60,799
Commercial Paper	19,985	—	—	—	—	19,985

Total short-term investments	$19,985	$—	$—	$8,499	$52,300	$80,784

5.	Inventories

Inventories consisted of the following:

	December 31,
In thousands	2007	2006
Raw materials	$2,358	$5,449
Work in process	4,663	8,093
Finished goods	45,394	59,478

Inventories	$52,415	$73,020

During 2007, we recorded net sales of $12,000 on $8,173 of inventory written down in 2006. We also established new write-downs of $12,770, of which approximately $7,147 related to inventory on hand at December 31, 2006.

At December 31, 2007 and 2006, LeapFrog accrued liabilities for cancelled purchase orders totaling $1,426 and $2,451, respectively.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

6.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
In thousands	2007	2006
Tooling, cards, dies, and plates	$18,883	$29,425
Computers and software	39,115	31,214
Capitalized content development	30,559	23,358
Capitalized website costs	11,157	9,115
Equipment, furniture and fixtures	9,449	7,080
Leasehold improvements	5,335	5,562
Capitalized video costs	2,213	2,213

	116,711	107,967
Less: accumulated depreciation	(82,694)	(80,173)

Property and equipment, net	$34,017	$27,794

Capital leases of $641 and $583 at December 31, 2007 and 2006, respectively, are included in equipment, furniture, and fixtures. The accumulated amortization on capital leases was $411 and $397 at December 31, 2007 and 2006, respectively. The related capital lease obligation is reflected on the balance sheet in accrued liabilities and deferred revenue. During the year ended December 31, 2007, the Company retired fully depreciated tooling cards, dies and plates with a cost of $13,310.

7.	Intangible Assets

	December 31,
In thousands	2007	2006
Trademarks, patents and other intangibles	$14,378	$14,378
Less accumulated amortization	(9,415)	(7,994)

	4,963	6,384
Goodwill	19,549	19,549

Intangible assets, net	$24,512	$25,933

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Amortization expense related to trademarks, patents and other intangible assets was $1,421, $1,641, and $1,923 for 2007, 2006, and 2005, respectively. The estimated future amortization expense related to these intangible assets is as follows:

Year Ended December 31,
2008	$917
2009	817
2010	817
2011	817
2012	817
Thereafter	778

$4,963

8.	Related Party Transactions

Since 2004, the Company has been a majority-owned subsidiary of Mollusk Holdings, LLC, an entity controlled by Lawrence J. Ellison. In 2007 and 2006, the Company purchased software products and support services from Oracle Corporation in an arms length agreement totaling $481 and $391, respectively. Lawrence J. Ellison, the Chief Executive Office of Oracle Corporation, may be deemed to have or share the power to direct the voting and disposition, and therefore, to have beneficial ownership of approximately 16.6 million shares of the Company’s Class B common stock, which represents approximately 53.0% of the combined voting power of the Company’s Class A common stock and Class B common stock as of December 31, 2007 and 2006.

In 2007 and 2006, the Company paid Pillar Data Systems, Inc. a total of $337 and $303, respectively, in arms length transactions for equipment fees. Lawrence J. Ellison is the majority stockholder of Pillar Data Systems, Inc.

The Company is currently involved in a dispute with Mounte LLC arising out of a 2002 tax sharing agreement between the Company and Knowledge Universe, Inc., the predecessor in interest of Mounte LLC. The Company is claiming a $635 refund of amounts that were previously paid under the agreement, while Mounte LLC is claiming that the Company owes an additional payment of approximately $1,200. Mounte LLC is indirectly controlled by Michael R. Milken, Lowell J. Milken and Lawrence J. Ellison, who beneficially own a majority of the Company’s voting shares. The parties are awaiting the results of a California state tax audit of Mounte LLC before proceeding with discussions.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

9.	Accrued Liabilities and Deferred Revenue

Accrued liabilities and deferred revenue are as follows:

	December 31,
In thousands	2007	2006
Advertising and promotion	$18,567	$19,366
Employee-related costs	14,467	11,161
Marketing, consulting and web-related	9,647	4,433
Royalties payable	8,114	6,723
Legal fees and settlement costs	7,915	724
Accrued inventory, manufacturing and warehousing	3,295	2,252
Deferred revenue	1,958	1,235
Publishing	1,034	340
Audit fees	983	1,224
Sales and VAT tax payable	561	513
Commissions payable	358	556
Other	356	895
Capital lease obligation	26	579

Total accrued liabilities and deferred revenues	$67,281	$50,001

At December 31, 2007, the accrual for employee-related costs includes $202 and $9,944 for severance and bonus, respectively. At December 31, 2006, the accrual for employee-related costs includes $3,210 and $4,472 related to severance and bonus, respectively. Included in the 2006 severance accrual is $1,068 relating to restructuring of the Company’s School segment.

10.	Borrowings Under Credit Agreements and Long-Term Debt

In November 2005, we entered into a $75,000 asset-based revolving credit facility with Bank of America. Availability under this agreement was $75,000 as of December 31, 2007. The borrowing availability varies according to the levels of our accounts receivable and cash and investment securities deposited in secured accounts with the administrative agent or other lenders. There were no borrowings outstanding under this agreement at December 31, 2007. The termination date of the agreement is November 8, 2010.

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

11.	Content License Agreements

The Company licenses certain of its content from third parties under exclusive and nonexclusive agreements, which permit the Company to utilize characters, stories, illustrations and trade names throughout

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

specified geographic territories. The total amount of royalty expense related to these license agreements was $21,768, $14,839, and $15,193, for 2007, 2006 and 2005, respectively. LeapFrog recorded $8,114 and $6,723 in accrued royalties at December 31, 2007 and 2006, respectively. The Company licenses its trademark or service marks to third parties for manufacturing, marketing, distribution and sale of various products. The total amount of royalty income related to these agreements was $1,540 and $479 in 2007 and 2006, respectively, which is included in net sales. In addition, the Company wrote off $5,164 of advanced royalty payments made in prior years, related to its FLY Fusion Pentop products in the U.S. Consumer Segment, and which had been recorded on the balance sheet as prepaid expenses and other current assets.

12.	Concentrations of Credit Risk and Certain Other Risks

Financial instruments that subject the Company to concentrations of credit risk include cash equivalents, short-term investments, foreign exchange transactions and trade receivables. Cash and cash equivalents consist principally of cash and money market funds. Investments consist principally of auction rate certificates. Current constraints in the capital and credit market have recently adversely affected the market value of the Company’s holdings of auction rate securities, and the Company recorded an other than temporary impairment expense of $2,476 in the fourth quarter of 2007 against earnings and a temporary impairment of $598 in accumulated other comprehensive income. Foreign exchange transactions consist primarily of short-term foreign currency transactions with highly rated financial institutions.

LeapFrog manufactures and sells its products primarily to national and regional mass-market retailers in the United States. Credit is extended based on an evaluation of the customers’ financial condition, and generally collateral is not required. Allowances for credit losses are provided for in the consolidated financial statements at the time of sale.

Seasonality of Sales

Sales of LeapFrog’s products have historically been highly seasonal with a significant majority of the sales occurring during the third and fourth quarters. Failure to accurately predict and respond to consumer demand may cause LeapFrog to produce excess inventory, which could adversely affect operating results and financial condition. Conversely, if a product achieves greater success than anticipated, the Company may not have sufficient inventory to meet retail demand, which could adversely impact LeapFrog’s relations with its customers.

Vendor Concentration

LeapFrog’s manufacturing and operations strategy is designed to maximize the use of outsourced services particularly with respect to the actual production and physical distribution of its products. The Company believes that its outsourcing strategy enhances the scalability of the manufacturing process. Since the Company does not have its own manufacturing facilities, it is dependent on close working relationships with its contract manufacturers for the supply and quality of its products and the computer chips contained in these products. LeapFrog uses contract manufacturers located in Asia, primarily in the People’s Republic of China to build its finished products. Given the highly seasonal nature of our business, any unusual delays or quality control problems could have a material adverse effect on LeapFrog’s operating results and financial condition. LeapFrog’s top three vendors supplied a total of 52%, 72% and 44% of LeapFrog’s products in 2007, 2006 and 2005, respectively. Jetta Company Limited or Jetta, located in China, supplied 24%, 51% and 22%, respectively. During 2007, the Company used Jetta primarily for high volume production of its major products such as Leapster, Leapster L-MAX and related cartridges. The Company expects to continue to use a limited number of contract manufacturers and fabricators.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Customer Concentration

A limited number of customers historically have accounted for a substantial portion of our gross sales. The significant customers and the relative percentage of gross sales for these customers are approximately as follows:

	Year Ended December 31,
	2007	2006	2005
Wal-Mart	21%	26%	30%
Toys “R” Us	20%	20%	14%
Target	13%	16%	19%

Total	54%	62%	63%

Wal-Mart, Toys “R” Us and Target accounted for approximately 25%, 15% and 12%, respectively, of gross accounts receivable at December 31, 2007. At December 31, 2006, Wal-Mart, Toys “R” Us and Target accounted for approximately 34%, 19% and 27%, respectively, of gross accounts receivable.

13.	Income Taxes

Income (loss) before taxes includes the following components:

	Year Ended December 31,
In thousands	2007	2006	2005
Income (loss) before taxes:
United States	$(116,590)	$(83,630)	$(1,297)
Foreign	18,998	(34,851)	25,094

Total	$(97,592)	$(118,481)	$23,797

The income tax provision recognized in the consolidated statements of operations consists of the following:

	Year Ended December 31,
In thousands	2007	2006	2005
Current:
Federal	$—	$—	$(1,629)
State	—	—	609
Foreign	3,198	(172)	9,310

Total	$3,198	$(172)	$8,290

Deferred:
Federal	$2,140	$19,659	$(230)
State	582	5,969	(1,378)
Foreign	(2,197)	1,155	(385)

Total	$525	$26,783	$(1,993)

Provision for income taxes	$3,723	$26,611	$6,297

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The differences between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% were as follows:

	Year Ended December 31,
In thousands	2007	2006	2005
Income tax (benefit) at the statutory rate	$(34,157)	$(41,469)	$8,329
State income taxes	582	5,969	(50)
Foreign operations	(5,648)	12,561	980
Tax exempt interest	—	(177)	(858)
Interest and penalties	932	798	987
Nondeductible items	164	279	231
Research and development credits	(505)	(1,209)	(2,020)
Other	1,625	280	(1,302)
Valuation allowance	40,730	49,579	—

Income tax provision (benefit)	$3,723	$26,611	$6,297

State income tax expense above includes a valuation allowance of $6,580 and $10,854 for 2007 and 2006, respectively. There is no valuation allowance for 2005. State income tax expense also includes interest and penalties of $124, $28 and $11 for 2007, 2006 and 2005, respectively.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $22,846 at December 31, 2007. The earnings are considered to be permanently reinvested and accordingly, no deferred U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income tax in the appropriate amount of $6,400, net of resulting credits.

The components of the Company’s deferred taxes are as follows:

	Year Ended December 31,
In thousands	2007	2006
Deferred tax assets:
NOL and credits carryover	$76,120	$34,757
Inventory and other reserves	11,550	14,359
Depreciation and amortization	4,359	4,855
Other	13,080	7,766
Valuation allowance	(101,491)	(60,433)

Total deferred tax assets	$3,618	$1,304

Deferred tax liabilities:
Goodwill and tax depreciation	$1,815	$1,267

Total deferred tax liability	$1,815	$1,267

Included in deferred tax assets is $239 related to unrealized losses on auction rate securities recorded in accumulated other comprehensive income.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

During 2006, the Company recorded a non-cash charge to establish a valuation allowance against its gross domestic deferred tax assets. The amount represents 100% of the domestic deferred tax assets as set out in the table below.

	Year Ended December 31,
In thousands	2007	2006
Current deferred tax asset	$12,034	$15,088
Less: Valuation allowance	(12,034)	(15,088)

Current deferred tax asset	$—	$—

Non-current deferred tax asset	$89,457	$45,345
Less: Valuation allowance	(89,457)	(45,345)

Non-current deferred tax asset	$—	$—

The valuation allowance is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109,”Accounting for Income Taxes,” (“SFAS 109”), which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. The Company’s domestic net operating losses for the most recent three-year period, the expectation of additional net operating losses in 2007 and changes in its business strategy increased the uncertainty that the level of future profitability needed to record the deferred assets will be achieved and represented sufficient negative evidence to require a valuation allowance under the provisions of SFAS109. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Should the Company determine that it would be able to realize all or part of its deferred tax asset in the future, an adjustment to the valuation allowance would be recorded in the period such determination was made. The majority of the Company’s domestic deferred tax assets generally have 10 to 20 years until expiration or indefinite lives.

As of December 31, 2007, the Company has federal net operating loss carryforwards of $165,121, which will expire in 2025. State net operating loss carryforwards totaling $193,053 as of December 31, 2007, will expire in years 2008 through 2025. As of December 31, 2007, the Company also had federal and California research and development credit carryforwards of $4,325 and $4,333, respectively. The federal research carryforwards will expire beginning in 2024, while the California research credits can be carried forward indefinitely.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” As a result of the implementation of Interpretation 48, it recognized approximately a $7,284 increase in the liability for unrecognized tax benefits. Of this amount, $635 was accounted for as an increase the January 1, 2007 balance of accumulated deficit. The remaining amount decreased tax loss carryforwards in the U.S., which are fully offset by a valuation allowance.

The changes in the balance of gross unrecognized tax benefits, including related interest and penalties, during the year ended December 31, 2007 are set out in the following table:

Balance at January 1, 2007	$28,235
Tax positions taken during a prior period	$3,540
Tax positions taken during the current period	2,154
Decreases in the unrecognized tax benefits relating to settlements with taxing authorities	(59)

Balance at December 31, 2007	$33,870

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The balance of gross unrecognized tax benefits, including interest and penalties, at December 31, 2007 is $33,870, of which $18,552 would affect our effective tax rate if recognized.

The Company is monitoring the statutes of limitation for the assessment and collection of income taxes. During the third quarter, the Company anticipated that several statutes of limitation would close within the following year. However, the Company and the taxing authorities agreed to execute statute of limitation waivers for these particular tax periods. As a result, no unrecognized tax benefits will be recognized within the fourth quarter or the next year.

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the years ended December 31, 2007, 2006 and 2005 includes $1,091, $826 and $998, respectively, of interest and penalties. As of December 31, 2007, we have approximately $3,143 of accrued interest and penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal, various states and foreign jurisdictions. The Company has substantially concluded all U.S. federal and state income tax matters through 1999. The Company is currently under examination by the Internal Revenue Service (IRS) and by certain foreign jurisdictions. The IRS examination is related to Research and Experimentation Credit refund claims filed for tax years 2001, 2002, and 2003, which is anticipated to be completed by the first quarter of 2009.

The United Kingdom’s taxing authority is currently reviewing the 2004 and 2005 tax year, but there is currently no proposed audit adjustment and the completion date is still tentative. The state of California has notified the Company of a pending examination related to its Research and Experimentation Credits claimed for the tax years 2001, 2002, and 2003, however the Company has not been notified when the audit will commence.

The taxing authorities in Mexico have completed their review of the 2004 tax year and the Company has settled this tax audit in the third quarter, with no material effect.

With respect to these items, the outcome is not yet determinable. However, management does not anticipate that any adjustments would result in a material change to the results of operations, financial conditions or liquidity.

14.	Defined Contribution Plan

LeapFrog sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code. Effective September 1, 2005, the 401(k) plan provides that LeapFrog match 50% of employee contributions up to the greater of $2 or 6% of the participant’s compensation per plan year. Matching contributions vest over three years. Prior to this change, in September 1, 2005, the 401(k) program provided for the Company to match 25% of employee contributions up to 4% of the participant’s compensation, with the vesting occurring at the end of three years. Prior to October 2005, the defined contribution plan was sponsored by Knowledge Universe, Inc. For 2007, 2006 and 2005, the Company recorded total expense of $592, $829 and $479, respectively, related to the defined contribution plan.

15.	Stockholders’ Equity

Common Stock

LeapFrog is authorized to issue 180,000 shares of common stock at a $0.0001 par value per share, of which 139,500 shares are designated as Class A common stock and 40,500 shares are designated as Class B common stock.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Conversion

Each holder of Class B common stock has the right to convert each share of Class B common stock into one share of Class A common stock.

Dividends

Class A and B stockholders are entitled to dividends when and as declared by the Board out of funds legally available. When dividends are declared, such dividends will be paid in equal amounts per share on all shares of Class A and Class B common stock.

Voting

The Class A stockholders are entitled to one vote per share and the Class B stockholders are entitled to ten votes per share.

Liquidation

Class A and B common stockholders are equally entitled to all assets of the Company available for distribution.

16.	Stock-Based Compensation

Effective January 1, 2006, LeapFrog adopted the provisions of SFAS No. 123(R), as discussed in “Note 2: Summary of Significant Accounting Policies.” On May 1, 2007, the stockholders approved an amendment to the Company’s stock-based compensation plans to increase the number of shares of Class A common stock reserved for issuance under the plan to 24,000 from 21,000.

The following table summarizes the effects of stock-based compensation resulting from the application of SFAS No. 123(R):

In thousands, except per share amounts	2007	2006
Selling, general and administrative	$8,129	$4,688
Research and development	1,195	2,615
Advertising	187	—

Stock-based compensation effects in income before taxes	9,511	7,303
Income taxes	—	—

Net stock-based compensation effects on net loss	$9,511	$7,303

Stock-based compensation effects on loss per common share	$0.09	$0.07

Stock-based compensation effects on net cash provided by operating activities	$9,511	$7,303

Stock-based compensation effects on net cash provided by financing activities	$1,648	$3,594

Stock options expense	7,114	3,952
Restricted stock units and awards expense	2,397	3,351

Total stock-based compensation expense	$9,511	$7,303

LeapFrog periodically adjusts stock-based compensation for changes to the estimate of expected equity award forfeitures based on a review of recent forfeiture activity and expected future employee turnover.

Stock-based compensation of $9,511 is recorded in common stock and additional paid in capital components of equity. During 2007, the tax shortfall of $107 incurred for the tax deductions for equity awards was offset by a valuation allowance and there was no net effect on additional paid-in capital.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Pro forma information required under SFAS No. 123(R) for periods prior to fiscal year 2006, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under it’s equity incentive plans is as follows:

In thousands, except per share amounts	2005
Net income, as reported	$17,500
Less: total stock-based compensation determined under the fair value method for all awards, net of tax	(15,950)

Pro forma net income	$1,550

Reported basic earnings per common share	$0.28

Pro forma basic earnings per common share	$0.03

Reported diluted earnings per common share	$0.28

Pro forma diluted earnings per common share	$0.02

Stock-based compensation recognized in 2006 as a result of the adoption of SFAS No. 123(R), as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R), use the Black-Scholes option pricing model for estimating the fair value of options granted under equity incentive plans. The weighted average estimated values of employee stock option grants as well as the weighted average assumptions that were used in calculating such values during 2007, 2006, and 2005, were based on estimates at the date of grant as follows:

	Stock Options
	2007	2006	2005
Estimated values	$6,660	$22,692	$5,144
Expected life (in years)	6.25	6.25	4.0
Risk-free interest rate	4.5%	4.9%	4.0%
Volatility	40.0%	40.0%	39.4%
Dividend yield	—	—	—

In 2006, LeapFrog re-evaluated the assumptions used to estimate the value of options granted under equity incentive plans. The Company based expected volatility on consideration of historical and current implied volatilities of its stock and of historical volatilities of other stock of other entities in the Company’s industry. Additionally, the Company based the expected life of options granted on the simplified calculation of expected life, described in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107, due to changes in the vesting terms and contractual life of current option grants compared to historical grants.

Stock-based compensation related to restricted stock and restricted stock unit awards are calculated based on the market price of LeapFrog’s common stock on the date of grant. The market value of restricted stock unit and stock awards as measured on the grant date was $5,465, $6,637 and $11,677 in 2007, 2006 and 2005, respectively.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Stock Option Awards

Options outstanding that have vested and are expected to vest as of December 31, 2007 are as follows:

	Number of Shares (In Millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Vested	4.2	$15.32	6.99	$0.513
Expected to vest	4.9	$10.89	8.85	0.007

Total	9.1	$12.92	8.00	$0.520

Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS No. 123(R). During 2007, 1.9 million options completed vesting with an intrinsic value of zero. As of December 31, 2007, there was $22,519 of unrecognized compensation costs related to stock options granted under equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.39 years.

Additional information with respect to stock option plan activity is as follows:

In thousands, except per share amounts	Number of Shares	Weighted Average Exercise Price	Price Per Share
December 31, 2005	5,522	$16.34	$2.37 – 44.60

Grants	5,450	$11.92	$8.62 – 16.67
Exercises	(505)	$7.12	$2.37 – 11.04
Cancellations and forfeitures	(1,337)	$16.18	$9.33 – 38.00

December 31, 2006	9,130	$14.23	$5.00 – 44.60

Grants	1,732	$8.34	$6.84 – 10.89
Exercises	(212)	$9.99	$5.00 – 11.04
Cancellations and forfeitures	(1,558)	$16.48	$7.02 – 30.30

December 31, 2007	9,092	$12.92	$5.00 – 44.60

Options exercisable at:
December 31, 2005	3,862	$17.96	$2.37 – 44.60
December 31, 2006	3,317	$18.21	$5.00 – 44.60
December 31, 2007	4,164	$15.32	$5.00 – 44.60

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The following table summarizes information about options outstanding at December 31, 2007:

Class A Options Outstanding				Class A Options Exercisable
Range of Exercise Prices	Number of Shares (In Thousands)	Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares (In Thousands)	Weighted Average Exercise Price

$5.00 – $7.02	1,087	8.27	$6.54	304	$5.33
$7.22 – $9.33	1,095	9.07	$8.95	244	$9.23
$9.34 – $10.25	553	7.58	$10.04	275	$10.04
$10.30 – $10.30	1,200	8.51	$10.30	425	$10.30
$10.33 – $11.56	952	8.23	$10.91	412	$11.10
$11.86 – $12.50	1,000	7.22	$12.37	606	$12.37
$13.33 – $13.33	950	8.51	$13.33	336	$13.33
$13.50 – $16.67	1,090	8.39	$15.63	422	$15.32
$17.25 – $29.30	1,005	6.17	$24.55	980	$24.74
$29.74 – $44.60	160	5.82	$34.62	160	$34.62

Total: $5.00 – $44.60	9,092	8.00	$12.92	4,164	$15.32

These options will expire if not exercised by specific dates through December, 2017. During the year ended December 31, 2007, 10 stock options expired and were cancelled. Option exercise prices for options exercised during the three-year period ended December 31, 2007 ranged from $2.37 to $11.04.

Restricted Stock and Restricted Stock Unit Awards

Information with respect to restricted stock units as of December 31, 2007 is as follows:

In thousands, except per share amounts	Number of Shares	Weighted Average Grant-Date Fair Value

Not Vested at December 31, 2006	1,092	$10.59
Granted	653	$8.37
Vested	(276)	$10.20
Forfeited	(352)	$10.83

Not Vested at December 31, 2007	1,117	$9.31

The market value at December 31, 2007 of stock awards and restricted stock units that vested in 2007 is $1,938. As of December 31, 2007, there was $8,123 of unrecognized compensation costs related to restricted stocks and restricted stock unit awards granted under equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.59 years.

Performance Shares

Effective February 28, 2007, the Company terminated its performance share program after conducting a full review of the total compensation components for key executives. The Company concluded that stock options with a substantial portion of the strike price set “out-of-the-money” would provide adequate incentive to key executives, without the related complexity of the performance share program. The performance plan had been

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

designed to provide the executives at the level of vice-president and above a performance-based, long-term full-value share program related to three-year performance cycles. The vesting schedule of such awards was based on the Company’s performance against pre-established annual financial measures.

As of March 15, 2007, the Company granted to selected executives options to acquire approximately 70 shares of Class A common stock as a replacement for the terminated performance share awards. These stock options were granted at an exercise price equal to the closing market price of the Company’s stock on the trading day immediately prior to the date of the grant and have weighted average vesting period of just over one year, the same as cancelled performance shares. The Company recognized the replacement of the performance share awards with stock option awards as a modification of the terms and conditions of the performance share program, in accordance with the provisions of SFAS 123(R). As a result, the Company recorded an insignificant amount for stock-based compensation expense for the replacement awards.

Shares Reserved for Future Issuance

Shares of Class A common stock reserved for issuance under LeapFrog’s equity plans at December 31, 2007 are:

Number of Shares
Options and stock awards available and outstanding under Equity Incentive Plan	13,832
Shares issuable under the Employee Stock Purchase Plan	1,475

15,307

17.	Derivative Financial Instruments

At December 31, 2007 and 2006, the Company had outstanding foreign exchange forward contracts, all with maturities of approximately one month, to purchase and sell the equivalent of approximately $34,785 and $71,286, respectively in foreign currencies, including British Pounds, Canadian Dollars, Euros and Mexican Pesos. The fair market value of these instruments at December 31, 2007 and December 31, 2006 was $192 and $371, respectively. For 2007, the fair market value of $192 was recorded in accrued liabilities. For 2006, the fair market value of $371 for derivative financial instruments was recorded in prepaid expense and other current assets. The Company believes that the counterparties to these contracts are creditworthy multinational commercial banks and thus the risks of counterparty nonperformance associated with these contracts are not considered to be material. Notwithstanding LeapFrog’s efforts to manage foreign exchange risk, there can be no assurance that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations.

LeapFrog recorded a net loss of $2,966 in 2007, a net loss of $3,872 in 2006, and a net gain of $1,020 in 2005 on foreign currency forward contracts. The Company also recorded a net gain of $2,966 in 2007, a net gain of $2,812 in 2006, and a net loss of $1,162 in 2005 on the underlying transactions denominated in foreign currencies.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2007	2006	2005
Numerator:
Net (loss) income	$(101,315)	$(145,092)	$17,500
Denominator – weighted average shares:
Class A and B – shares	63,361	62,817	61,917
Less: shares of unvested stock			(136)
Denominator for basic net income (loss) per Class A and B share	63,361	62,817	61,781
Effect of dilutive securities:
Employee stock options	—	—	467
Restricted stock awards and stock units	—	—	81

Denominator for diluted net income (loss) per Class A and B share	63,361	62,817	62,329

Net income (loss) per Class A and B share:
Basic	$(1.60)	$(2.31)	$0.28
Diluted	$(1.60)	$(2.31)	$0.28

If we had reported net income for 2007, the calculations of diluted net income per Class A and B share would have included an additional 338 common equivalent shares related to outstanding stock options and unvested stock.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

19.	Commitments and Contingencies

Leases and Royalties

LeapFrog leases a portion of its capital equipment and certain of its facilities under operating leases that expire at various dates through 2016.

Rent expense was $4,591 in 2007, $3,722 in 2006 and $3,707 in 2005. The Company is also obligated to pay certain minimum royalties in connection with license agreements to which the Company is a party. Minimum rent commitments under all non-cancelable leases with an initial term in excess of one year and minimum royalty commitments are set forth in the following table:

	Commitments
Year	Lease	Royalty
2008	$8,163	$950
2009	7,821	1,350
2010	7,010	434
2011	3,965	250
2012	3,823	—
Thereafter	12,390	—

Total	$43,172	$2,984

LeapFrog accounts for rent expense on a straight-line basis over the term of the lease. At December 31, 2007 and 2006 the Company recorded a deferred rent liability of $2,114 and $1,827, respectively, relating to rent escalation costs net of tenant incentives for its Emeryville, California headquarters. Deferred rent is included in long-term liabilities. An additional $26 was recorded as a short-term lease obligation, compared to $579 in 2006.

Legal Proceedings

Tinkers & Chance v. LeapFrog Enterprises, Inc.

In August 2005, Tinkers & Chance, a Texas partnership, filed a complaint against LeapFrog in the federal district court for the Eastern District of Texas. The complaint alleged that the Company infringed, and induced others to infringe, United States Patent No. 6,739,874 by making, selling and/or offering for sale in the United States, and/or importing, its LeapPad and Leapster platforms, and other unspecified products. In the spring of 2006, the court granted Tinkers & Chance’s motions to amend the complaint to add claims of infringement of U.S. Patent Nos. 7,006,786; 7,018,213; 7,029,283 and 7,050,754 against the Company’s LeapPad, My First LeapPad, Leapster and Leapster L-MAX platforms. Tinkers & Chance sought an aggregate of approximately $41 million in monetary damages, as well as interest, triple damages based on its allegation of willful and deliberate infringement, attorneys’ fees and injunctive relief.

In November 2007, the Company entered into an agreement with Tinkers & Chance under which the Company paid to Tinkers & Chance $7.5 million and Tinkers & Chance agreed to grant to LeapFrog a worldwide, non-exclusive license to all of its current patents and patent applications, as well as patents related to its business arising from applications filed by Tinkers & Chance or its principals through November 2014. On January 4, 2008, the parties executed a formal agreement that memorialized in writing, the terms agreed to in November 2007 and the pending litigation in federal district court for the Eastern District of Texas was dismissed with prejudice.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

The payment will be made in 2008 and has been accrued as selling, general and administrative expense in the third quarter of 2007. The Company has determined that the value of the license for current and future products is insignificant and therefore no asset was recorded as of December 31, 2007.

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

In September 2007, the federal district court granted the Company’s motion to dismiss the second amended complaint, with leave for the plaintiffs to amend and re-file a third amended complaint. In November 2007, the plaintiffs filed a third amended complaint. In February 2008, the parties reached an agreement-in-principle to settle these class actions. The Company expects the proposed settlement, which is subject to court approval, to be funded entirely by insurance. The parties are in the process of seeking court approval of the settlement. The Company has not accrued any amount related to this matter because it expects the settlement to be funded by insurance.

20.	Segment Reporting

LeapFrog’s reportable segments are called the U.S. Consumer, International and School segments. The Company records all indirect expenses in our U.S. Consumer segment, and does not allocate these expenses to the International and School segments. The accounting policies of the segments are the same as those described in Note 2 of these notes to consolidated financial statements.

The Chief Operating Decision Maker as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), is LeapFrog’s Chief Executive Officer (CEO). The Chief Operating Decision Maker allocates resources to and assesses the performance of each operating segment using information about its net sales and operating income (loss) before interest and taxes.

LeapFrog reports the financial results of the following operating segments:

•

The U.S. Consumer segment includes the development, design and marketing of electronic educational hardware products and related software, sold primarily through retail channels and online in the United States.

•	The International segment includes the localization and marketing of electronic educational hardware products and related software, sold primarily in retail channels outside of the United States.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

•	The School segment includes the development, design and marketing of electronic educational hardware products and related software, sold primarily to school systems in the United States.

In thousands	Net Sales	Income (Loss) from Operations	Total Assets
2007
U.S. Consumer	$312,897	$(103,055)	$305,238
International	103,415	(1,409)	60,259
School	25,959	3, 294	14,656

Total	$442,271	$(101,170)	$380,153

2006
U.S. Consumer	$350,710	$(110,401)	$396,447
International	114,631	(9,278)	39,474
School	36,914	(4,984)	14,520

Total	$502,255	$(124,663)	$450,441

2005
U.S. Consumer	$478,179	$(4,854)	$487,281
International	131,231	24,880	101,818
School	40,347	927	16,730

Total	$649,757	$20,953	$605,829

In 2007 and 2006, no countries other than the United States accounted for 10% or more of LeapFrog’s consolidated net sales. In 2005 LeapFrog had net sales in the United Kingdom of $57,062. No other country accounted for more than 10% of LeapFrog’s net sales for 2005. LeapFrog attributes sales to non-United States countries on the basis of sales billed by each of its foreign subsidiaries to its customers. For example, the Company attributes sales to the United Kingdom based on the sales billed by its United Kingdom-based foreign subsidiary, LeapFrog Toys (UK) Limited, to its customers. Additionally, the Company attributes sales to non-United States countries if product is shipped from Asia or one of its leased warehouses in the United States to a distributor in a foreign country.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

Within each segment, sales of products which comprised 10% or more of the segment’s total net sales in 2007 or 2006 were as follows:

	Net Sales				% of Total
	Year Ended December 31,		Change		Year Ended December 31,
	2007(1)	2006(1)	$(1)%		2007	2006
U.S. Consumer segment:
Leapster (2)	$133.2	$148.8	$(15.6)	(10)%	43%	42%
All other products	179.7	201.9	(22.2)	(11)	57	58

Total U.S. Consumer segment	$312.9	$350.7	$(37.8)	(11)%	100%	100%

International segment:
LeapPad (3)	$9.7	$21.0	$(11.3)	(54)%	9%	18%
Leapster (2)	26.4	28.6	(2.2)	(8)	26	25
All other products	67.3	65.0	2.3	4	65	57

Total International segment	$103.4	$114.6	$(11.2)	(10)%	100%	100%

School segment:
LeapPad (3)	$3.5	$3.1	$0.4	13%	13%	8%
LeapTrack	4.6	7.7	(3.1)	(40)	18	21
Literacy Center	2.2	5.5	(3.3)	(60)	8	15
Interactive Library	3.8	7.7	(3.9)	(51)	15	21
All other products	11.9	12.9	(1.0)	(8)	46	35

Total School segment	$26.0	$36.9	$(10.9)	(30)%	100%	100%

Consolidated
Leapster (2)	$161.0	$177.9	$(16.9)	(9)%	36%	35%
All other products	281.3	324.4	(43.1)	(13)	64	65

Total Net Sales	$442.3	$502.3	$(60.0)	(12)%	100%	100%

(1)	In millions
(2)	Includes sales of platform hardware, software, and accessories for the Leapster, Leapster TV, and Leapster L-MAX product lines
(3)	Includes sales of classic LeapPad hardware and software

Within each segment, LeapFrog has three classes of customers: (1) direct customers who pay cash in advance through check or credit card, (2) distributors, and (3) retailers. Distributors and retailers in all countries can purchase goods either: (1) FOB (freight on board), picked up in Shenzhen China, in which case they pay by pre-established lines of credit, or (2) shipped by LeapFrog to the distributor, in which case they have payment terms based on the shipment date.

LeapFrog’s long-lived assets are primarily composed of net fixed assets and net intangible assets. As of December 31, 2007 and 2006, long-lived assets located in foreign countries were $1,859 and $6,579, respectively. The majority of long-lived assets outside of the United States relate to manufacturing tooling located at the company’s contract manufacturers in Asia. Long-lived assets located in the U.S. at December 31, 2007 and 2006 were $32,158 and $21,215, respectively.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

21.	Quarterly Financials — Unaudited

Significant quarterly fluctuations are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

2007 For Quarter Ended[1]					Year Ended December 31
	March 31	June 30	September 30	December 31
Net sales	$60,924	$55,995	$144,045	$181,307	$442,271
Cost of sales	36,221	35,711	83,272	113,761	268,965

Gross profit	24,703	20,284	60,773	67,546	173,306
Operating expenses:
Selling, general and administrative	32,428	29,909	41,896	37,395	141, 628
Research and development	14,468	14,032	14,242	16,629	59,371
Advertising	5,583	4,223	12,804	41,403	64,013
Depreciation and amortization	2,419	2,510	2,386	2,149	9,464

Total operating expenses	54,898	50,674	71,328	97,576	274,476

Income (loss) from operations	(30,195)	(30,390)	(10,555)	(30,030)	(101,170)
Other items	2,006	2,776	887	(2,091)	3,578

Income (loss) before provision (benefit) for income taxes	(28,189)	(27,614)	(9,668)	(32,121)	(97,592)
Provision (benefit) for income taxes	2,239	414	637	433	3,723

Net income (loss)	$(30,428)	$(28,028)	$(10,305)	$(32,554)	$(101,315)

Net income (loss) per common share:
Basic	$(0.48)	$(0.44)	$(0.16)	$(0.51)	$(1.60)
Diluted	$(0.48)	$(0.44)	$(0.16)	$(0.51)	$(1.60)
Market price range common stock[2]
High	11.56	11.48	10.82	9.33	11.56
Low	9.15	9.90	6.80	5.80	5.80
2006
Net sales	$66,548	$68,118	$184,718	$182,871	$502,255
Cost of sales	41,759	51,000	135,529	126,933	355,221

Gross profit	24,789	17,118	49,189	55,938	147,034
Operating expenses:
Selling, general and administrative	32,851	27,989	30,150	40,938	131,928
Research and development	12,440	12,871	14,513	14,651	54,475
Advertising	6,158	8,445	16,994	43,844	75,441
Depreciation and amortization	2,529	2,418	2,195	2,711	9,853
Total operating expenses	53,978	51,723	63,852	102,144	271,697

Income (loss) from operations	(29,189)	(34,605)	(14,663)	(46,206)	(124,663)
Other items	1,740	924	2,394	1,124	6,182

Income (loss) before provision (benefit) for income taxes	(27,449)	(33,681)	(12,269)	(45,082)	(118,481)
Provision (benefit) for income taxes	(3,853)	(7,935)	37,472	927	26,611

Net income (loss)	$(23,596)	$(25,746)	$(49,741)	$(46,009)	$(145,092)

Net income (loss) per common share:
Basic	$(0.38)	$(0.41)	$(0.79)	$(0.73)	$(2.31)
Diluted	$(0.38)	$(0.41)	$(0.79)	$(0.73)	$(2.31)
Market price range common stock[2]
High	12.72	10.81	10.75	9.91	12.72
Low	10.48	9.35	6.71	7.58	6.71

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and percent data)

[1]

LeapFrog adopted the provisions of SFAS No. 123(R) in fiscal year 2007. Results for fiscal year 2006 do not include the effects of share-based compensation. For further information, see “Note 2: Summary of Significant Accounting Policies” and “Note 16: Stock-Based Compensation Note 16 to these financial statements is not “Employee Equity Incentive Plans] in the Notes to Consolidated Financial Statements in this report.

2	LeapFrog’s Class A common stock (symbol LF) trades on The New York Stock Exchange* and is quoted in the Wall Street Journal and other newspapers. At December 31, 2007, there were approximately 2,377 registered holders of Class A common stock. All stock prices include intra-day trading per The New York Stock Exchange.

22.	Subsequent Events.

In January 2008, the Company announced a reduction-in-force affecting approximately 90 employees, with expected total severance costs of approximately $1,500 to be accrued in the first quarter of 2008.

APPENDIX A

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES.

(In thousands)

	Balance at Beginning of Year	Additions (Reductions) Charged to Operations	Net Deductions	Balance at End of Year
Allowance for doubtful accounts receivable

Year ended December 31, 2005	$2,519	$(123)	$1,068	$1,328	(a)

Year ended December 31, 2006	1,328	1,186	1,729	785	(b)

Year ended December 31, 2007	$785	$(286)	$402	$97	(c)

Allowance for promotional markdowns

Year ended December 31, 2005	$8,161	$18,975	$12,879	$14,257

Year ended December 31, 2006	14,257	21,425	18,223	17,459

Year ended December 31, 2007	$17,459	$8,092	$15,647	$9,904

Allowance for defective products

Year ended December 31, 2005	$10,637	$6,525	$7,957	$9,205

Year ended December 31, 2006	9,205	10,474	12,510	7,169

Year ended December 31, 2007	$7,169	$11,534	$10,120	$8,583

Allowance for returns

Year ended December 31, 2005	$8,800	$19,934	$16,653	$12,081

Year ended December 31, 2006	12,081	26,024	25,303	12,802

Year ended December 31, 2007	$12,802	$5,824	$11,596	$7,030

Allowance for chargebacks and price changes

Year ended December 31, 2005	$18,174	$3,632	$12,935	$8,871

Year ended December 31, 2006	8,871	7,720	12,499	4,092

Year ended December 31, 2007	$4,092	$9,307	$8,748	$4,651

(a)	Decrease in allowance was due to significant reduction in estimated chargebacks to our U.S. Consumer Segment
(b)	Decrease in allowance was due to improved resolution of customer claims and lower sales volume
(c)	Decrease in allowance was due to higher levels of applied customer credits in 2007.

S-1

EXHIBIT INDEX

3.03(a)	Amended and Restated Certificate of Incorporation

3.04(b)	Amended and Restated Bylaws

4.01(c)	Form of Specimen Class A Common Stock Certificate

4.02(d)	Fourth Amended and Restated Stockholders Agreement, dated May 30, 2003, among LeapFrog and the investors named therein

10.01(e)	Form of Indemnification Agreement entered into by LeapFrog with certain of its directors and executive officers

10.02(a)	Net Lease, dated November 14, 2000, between Hollis Street Investors, LLC and LeapFrog, as amended

10.03(f)	Sixth Amendment, dated March 22, 2006, to Net Lease, dated November 14, 2000, between Hollis Street Investors, LLC and LeapFrog

10.04(g)	Industrial Lease by and between SP Kaiser Gateway I, LLC and LeapFrog dated March 31, 2004

10.05(a)	Tax Sharing Agreement dated as of July 3, 2002, between Knowledge Universe, Inc. and LeapFrog

10.06(h)	Credit Agreement between the financial institutions named therein, Banc of America Securities LLC, Bank of America, N.A. and LeapFrog Enterprises, Inc. as the Borrower dated as of November 8, 2005

10.07(a)†	Amended and Restated Stock Option Plan

10.08(a)†	Amended and Restated Employee Equity Participation Plan

10.09(i)†	2002 Equity Incentive Plan, as amended

10.10(j)†	Form of Stock Option Agreement under the 2002 Equity Incentive Plan

10.11(k)†	Form of Stock Bonus Agreement under the 2002 Equity Incentive Plan

10.12(j)†	Form of Restricted Stock Unit Award Agreement under the 2002 Equity Incentive Plan

10.13(c)†	Form of Performance Share Award Agreement under the 2002 Equity Incentive Plan

10.14(l)†	2002 Non-Employee Directors’ Stock Award Plan, as amended

10.15(a)†	Form of Nonstatutory Stock Option Agreement under the 2002 Non-Employee Directors’ Stock Award Plan

10.16(a)†	2002 Employee Stock Purchase Plan

10.17(a)†	Form of Offering under the 2002 Employee Stock Purchase Plan

10.18(m)†	Compensation Arrangements between LeapFrog and its Board of Directors

10.19(n)†	Employment Agreement, dated July 3, 2006, between Thomas J. Kalinske and LeapFrog

10.20(o)†	Amendment to Employment Agreement, dated December 31, 2006, between Thomas J. Kalinske and LeapFrog

10.21(f)	Separation and Consulting Agreement, effective as of February 15, 2006, between Jerome Perez and LeapFrog

10.22(p)	Separation Agreement, effective as of September 7, 2006, between Kathryn E. Olson and LeapFrog

10.23(j)†	Executive Management Severance and Change in Control Benefit Plan

10.24(q)†	Certain Compensation Arrangements with Named Executive Officers

10.25(n)†	Employment Agreement, effective as of July 3, 2006, between Jeffrey G. Katz and LeapFrog

10.26(n)†	Stock Option Agreement between Jeffrey G. Katz and LeapFrog

10.27(r)†	Employment Agreement, effective as of November 11, 2004, between William B. Chiasson and LeapFrog

10.28†	Offer Letter, dated December 15, 2006, between Martin A. Pidel and LeapFrog

10.29†	Offer Letter, dated January 23, 2007, between Nancy G. MacIntyre and LeapFrog

10.30(s)†	Offer Letter, dated March 31, 2005, between Michael J. Dodd and LeapFrog

21.01	List of Subsidiaries.

23.01	Consent of Independent Registered Public Accounting Firm.

24.01	Power of Attorney (see signature page to this Form 10-K).

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an exhibit to LeapFrog’s registration statement on Form S-1 (SEC File No. 333-86898) and incorporated herein by reference
(b)	Filed as an exhibit to LeapFrog’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2007 (SEC File No. 001-31396) and incorporated herein by reference
(c)	Filed as an exhibit to LeapFrog’s Annual Report on Form 10-K filed with Securities and Exchange Commission on March 7, 2006 (SEC File No. 001-31396) and incorporated herein by reference
(d)	Filed as an exhibit to LeapFrog’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2003 (SEC File No. 001-31396) and incorporated herein by reference
(e)	Filed as an exhibit to LeapFrog’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2007 (SEC File No. 001-31396) and incorporated herein by reference
(f)	Filed as an exhibit to LeapFrog’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission May 9, 2006 (SEC File No. 001-31396) and incorporated herein by reference
(g)	Filed as an exhibit to LeapFrog’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2004 (SEC File No. 001-31396) and incorporated herein by reference
(h)	Filed as an exhibit to LeapFrog’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2005 (SEC File No. 001-31396) and incorporated herein by reference
(i)	Filed as an exhibit to LeapFrog’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2007 (SEC File No. 001-31396) and incorporated herein by reference
(j)	Filed as an exhibit to LeapFrog’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007 (SEC File No. 001-31396) and incorporated herein by reference
(k)	Filed as an exhibit to LeapFrog’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2004 (SEC File No. 001-31396) and incorporated herein by reference
(l)	Filed as an exhibit to LeapFrog’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2006 (SEC File No. 001-31396) and incorporated herein by reference
(m)	Description contained under the heading “Compensation of Directors” in LeapFrog’s definitive proxy materials filed with the SEC on March 26, 2007 and incorporated herein by reference
(n)	Filed as an exhibit to LeapFrog’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2006 (SEC File No. 001-31396) and incorporated herein by reference

(o)	Filed as an exhibit to LeapFrog’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2007 (SEC File No. 001-31396) and incorporated herein by reference
(p)	Filed as an exhibit to LeapFrog’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2006 (SEC File No. 001-31396) and incorporated herein by reference
(q)	Information disclosed in LeapFrog’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2008 (SEC File No. 001-31396) and incorporated herein by reference
(r)	Filed as an exhibit to LeapFrog’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2005 (SEC File No. 001-31396) and incorporated herein by reference
(s)	Filed as an exhibit to LeapFrog’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2005 (SEC File No. 001-31396) and incorporated herein by reference
†	Compensation plans or arrangements in which directors or executive officers are eligible to participate or participate.