Form 10-Q
period 2008-03-31
LEAPFROG ENTERPRISES INC
filed 2008-05-08
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31396

LeapFrog Enterprises, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	95-4652013
(State of incorporation)	(I.R.S. Employer Identification No.)

6401 Hollis Street, Emeryville, California	94608-1089
(Address of principal executive offices)	(Zip code)

510-420-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2008, 35,977,691 shares of Class A common stock, par value $0.0001 per share, and 27,614,176 shares of Class B common stock, par value $0.0001 per share, respectively, of the registrant were outstanding.

PART I.

FINANCIAL INFORMATION

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,		December 31,
	2008	2007	2007
	(Unaudited)		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$105,836	$81,368	$93,460
Short-term investments	—	114,126	—
Accounts receivable, net	45,262	51,495	136,627
Inventories	55,558	76,158	52,415
Prepaid expenses and other current assets	22,542	21,440	20,427
Deferred income taxes	3,409	1,161	3,405

Total current assets	232,607	345,748	306,334
Property and equipment, net	36,547	28,973	34,017
Deferred income taxes	212	148	213
Intangible assets, net	24,208	25,577	24,512
Long-term investments	10,670	—	10,925
Other assets	3,873	9,171	4,152

Total assets	$308,117	$409,617	$380,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,909	$38,537	$46,868
Accrued liabilities and deferred revenue	36,605	41,140	67,281
Income taxes payable	79	1,239	17

Total current liabilities	66,593	80,916	114,166
Long-term liabilities	22,389	21,830	22,514
Stockholders’ equity:
Class A common stock, par value $0.0001; 139,500 shares authorized; shares issued and outstanding: 35,895, 35,618 and 35,857 at March 31, 2008 and 2007, and December 31, 2007, respectively	4	4	4
Class B common stock, par value $0.0001; 40,500 shares authorized; shares issued and outstanding: 27,614 at March 31, 2008 and 2007 and December 31, 2007, respectively	3	3	3
Treasury stock	(185)	(185)	(185)
Additional paid-in capital	356,917	347,145	353,857
Accumulated other comprehensive income	4,074	3,259	4,036
Accumulated deficit	(141,678)	(43,355)	(114,242)

Total stockholders’ equity	219,135	306,871	243,473

Total liabilities and stockholders’ equity	$308,117	$409,617	$380,153

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net sales	$58,274	$60,924
Cost of sales	37,143	36,221

Gross profit	21,131	24,703
Operating expenses:
Selling, general and administrative	30,761	32,428
Research and development	12,110	14,468
Advertising	4,532	5,583
Depreciation and amortization	2,351	2,419

Total operating expenses	49,754	54,898

Loss from operations	(28,623)	(30,195)
Interest expense	(13)	(8)
Interest income	967	2,233
Other expense, net	(392)	(219)

Loss before income taxes	(28,061)	(28,189)
Provision (benefit) for income taxes	(625)	2,239

Net loss	$(27,436)	$(30,428)

Net loss per common share:
Basic and diluted	$(0.43)	$(0.48)
Shares used in calculating net loss per common share:
Basic and diluted	63,491	63,137

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net loss	$(27,436)	$(30,428)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,103	3,975
Amortization	304	356
Unrealized foreign exchange gain	(734)	(1,112)
Deferred income taxes	(3)	(5)
Stock-based compensation	2,958	2,710
Investment accretion on commercial paper	—	(528)
Impairment of investment in auction rate securities	181	—
Gain on disposal of property and equipment	(21)	—
Provision for doubtful accounts	(278)	7
Other changes in operating assets and liabilities:
Accounts receivable	91,642	90,315
Inventories	(3,143)	(3,138)
Prepaid expenses and other current assets	(2,115)	1,899
Other assets	279	(34)
Accounts payable	(16,959)	(8,183)
Accrued liabilities and deferred revenue	(30,676)	(8,861)
Long-term liabilities	(125)	2,160
Income taxes payable	62	515
Other	106	(122)

Net cash provided by operating activities	18,145	49,526

Investing activities:
Purchases of property and equipment	(6,633)	(5,149)
Purchases of investments	—	(243,375)
Sale of investments	—	210,561

Net cash used in investing activities	(6,633)	(37,963)

Financing activities:
Proceeds from the exercise of stock options and employee stock purchase plans	103	1,243

Net cash provided by financing activities	103	1,243

Effect of exchange rate changes on cash	761	1,248

Increase in cash and cash equivalents	12,376	14,054
Cash and cash equivalents at beginning of period	93,460	67,314

Cash and cash equivalents at end of period	$105,836	$81,368

Supplemental non-cash disclosure:
Reclassification of auction rate securities from short-term to long-term investments	$10,670	$—
Temporary impairment of investment in auction rate securities	$74	$—

See accompanying notes

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data and percent data)

(Unaudited)

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the financial position and interim results of LeapFrog Enterprises, Inc. (“LeapFrog” or the “Company”) as of and for the periods presented have been included. The consolidated financial statements include the accounts of LeapFrog and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Because our business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year.

Certain amounts in the financial statements for prior periods have been reclassified to conform to the current year presentation.

The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The financial information included herein should be read in conjunction with LeapFrog’s consolidated financial statements and related notes in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2008 (the “2007 Form 10-K”).

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult, and subjective judgments include the sales returns and allowances, recognition and measurement of current and deferred income tax assets and liabilities, the assessment of recoverability of long-lived assets, the valuation of intangible assets and inventory, the valuation and nature of impairments of financial instruments and the valuation and recognition of stock-based compensation.

These estimates involve the consideration of complex factors and require management to make judgments. The analysis of historical and future trends can require extended periods of time to resolve and are subject to change from period to period. The actual results experienced may differ from management’s estimates.

Fair Value Measurements

The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of March 31, 2008 and December 31, 2007.

The carrying values of cash and cash equivalents and foreign currency forward contracts approximate fair value. The Company has estimated the fair value of its investment in auction rate securities (“ARS”) using significant unobservable inputs at March 31, 2008. The Company estimated fair value of its currency contracts using a market approach.

In accordance with Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), the Company applies a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The three levels are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(In thousands, except per share data and percent data)

(Unaudited)

Royalties – Content License Agreements

The Company licenses a portion of its content from third parties under exclusive and nonexclusive agreements. These agreements allow the Company to use characters, stories, illustrations and trademarks throughout specified geographic territories. Royalty payments are typically calculated as a percentage of unit product selling price. Royalty expense is recorded when the products are shipped to a customer as cost of sales in the statements of operations.

Recent Accounting Pronouncements

The recent accounting pronouncements that apply to the Company are as follows:

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. Adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities —including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits a company to make an irrevocable election to measure many financial instruments and certain other assets and liabilities at fair value on a contract-by-contract basis. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings as retrospective treatment is not permitted. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company elected not to adopt the fair value option under this statement.

2. Stock-Based Compensation

The Company accounts for share-based payments to employees, including grants of employee stock awards and purchases under stock purchase plans in accordance with Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (“SFAS 123(R)”).

For the three months ended March 31, 2008, the Company recognized total stock-based compensation expense (stock options, restricted awards, restricted stock units and performance shares) of $2,958 compared to $2,710 in the first quarter of 2007. During the first quarter of 2008, the Company granted stock options covering an aggregate of 130 shares of Class A common stock and awards of 0 shares of restricted stock awards and 64 restricted stock units. As of March 31, 2008 the Company had $20,457 and $7,387 of unrecognized compensation costs related to non-vested stock options and restricted stock awards and units that are expected to be recognized over a weighted-average period of approximately 1.3 years and 1.5 years, respectively.

On March 28, 2008, the Company announced a proposal, subject to approval by the Company’s stockholders, to exchange out-of-the money stock options held by employees and members of the Company’s board of directors under a voluntary stock option exchange program. Under this proposal, employees and directors who hold eligible options may exchange their out-of-the money stock options for new lower priced options. The exercise price of the new options that will be issued upon the surrender of the out-of-the money stock options will be determined on the day the exchange expires and will be the greater of (a) $7.50 or (b) $0.25 above closing price of the Company’s Class A common stock as reported on the New York Stock Exchange for the business day prior to the date on which the exchange offer expires. Options exchanged will maintain their current vesting schedule in all cases unless they are already vested or have less than a year left to vest, in which case they will be reset to a minimum 12-month vesting period. The new options received will most likely cover fewer shares than those surrendered, determined on the basis of specified exchange ratios derived from their relative market values. The exchange is designed to result in no additional compensation expense.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(In thousands, except per share data and percent data)

(Unaudited)

3. Fair Value of Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments for the periods presented are as follows:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2008:
Financial Assets
Cash and cash equivalents	$105,836	$105,836	$—	$—
Long-term investments	10,670	—	—	10,670

Total Financial Assets	$116,506	$105,836	$—	$10,670

Financial Liabilities
Forward currency contracts	$212	$—	$212	$—

Total Financial Liabilities	$212	$—	$212	$—

December 31, 2007:
Financial Assets
Cash and cash equivalents	$93,460	$93,460	$—	$—
Long-term investments	10,925	—	—	10,925

Total Financial Assets	$104,385	$93,460	$—	$10,925

Financial Liabilities
Forward currency contracts	$192	$—	$192	$—

Total Financial Liabilities	$192	$—	$192	$—

Level 1 assets consist of cash and money market funds with original maturities of three months or less.

Level 2 liabilities consist of outstanding foreign exchange forward contracts. At March 31, 2008 and 2007, the Company had outstanding foreign exchange forward contracts, all with maturities of approximately one month, to purchase and sell the equivalent of approximately $30,357 and $62,126, respectively in foreign currencies, including British Pounds, Canadian Dollars, Euros and Mexican Pesos. The fair market value of these instruments at March 31, 2008 and March 31, 2007 were $212 and $47, respectively, and were recorded in accrued liabilities. At December 31, 2007, the fair market value of $192 for derivative financial instruments was recorded in accrued liabilities.

Level 3 assets consist of the Company’s investment in auction rate securities (“ARS”). The recent uncertainties in the credit markets have prevented the Company and other investors from liquidating their holdings of ARS in auctions for these securities during the three months ended March 31, 2008, because the amount of securities submitted for sale has exceeded the amount of purchase orders.

The carrying value of the Company’s investments in ARS as of March 31, 2008 represents the Company’s best estimate of the fair value of these investments based on currently available information. The estimation process included consideration of such factors as issuer and insurer credit rating, comparable market data, if available, credit enhancement structures, projected yields, discount rates and terminal periods. Due to the uncertainty in the credit markets, it is reasonably possible the fair value of these investments may change in the near term. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to further adjust the carrying value of its investment in ARS through additional impairment charges. An estimate of potential future losses or gains cannot be made by the Company at this time.

The table below provides a summary of changes in fair value for the level 3 assets:

Balance at December 31, 2007	$10,925
Unrealized loss included in other comprehensive income, a component of equity	(74)
Unrealized loss included in the statement of operations	(181)

Balance at March 31, 2008	$10,670

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(In thousands, except per share data and percent data)

(Unaudited)

4. Investments

Available-for-sale securities consisted of the following:

	March 31,		December 31,
	2008	2007	2007
Short-term investments:
Auction rate securities	$—	$30,225	$—
Commercial paper	—	41,405	—
Municipal and corporate bonds	—	42,496	—

Total short-term investments	$—	$114,126	$—

Long-term investments:
Auction rate securities	$10,670	$—	$10,925

Total long-term investments	$10,670	$—	$10,925

The Company accounts for its investments in debt and equity securities according to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires securities classified as “available-for-sale” to be stated at fair value. Adjustments to fair value of available-for-sale securities that are considered to be temporary are recorded as a component of accumulated other comprehensive income. A decline in the fair value of investment securities below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value and the impairment is charged to earnings with a new cost basis for the security. Concentration of credit risk is managed by diversifying investments among a variety of high credit-quality issuers.

5. Inventories

Inventories consisted of the following:

	March 31,		December 31,
	2008	2007	2007
Raw materials	$4,598	$5,464	$2,358
Work in process	6,735	11,919	4,663
Finished goods	44,225	58,775	45,394

Total inventories	$55,558	$76,158	$52,415

At March 31, 2008 and 2007, the Company accrued liabilities for cancelled purchase orders totaling $791 and $2,744, respectively. At December 31, 2007, the Company accrued $1,426 for cancelled purchase orders.

6. Income Taxes

The income tax rates recognized in the statements of operations were a tax benefit of 2.2% of pre-tax losses and a tax expense of 7.9% of pre-tax loss for the three months ended March 31, 2008 and 2007, respectively. The low effective tax rates for both periods were due to a non-cash valuation allowance recorded against the Company’s domestic deferred tax assets.

The majority of the Company’s tax expense relates to taxes in non-U.S. jurisdictions. In 2008, the Company is expecting full year foreign pre-tax earnings compared to full year foreign pre-tax losses in 2007. The expected shift in foreign earnings from a loss to income was the primary driver of a tax benefit in the first quarter of 2008 compared to tax expense in the first quarter of 2007. In addition, the Company refined its foreign tax allocation process for interim taxes in 2008. The allocation of expected full year foreign taxes was based on forecasted foreign earnings in 2008 rather than on expected full year consolidated tax expense on forecasted full year consolidated earnings, as was done in 2007. This refinement will have no impact on the full year tax expense for 2008.

The full year estimated income tax expense for 2008 is expected to be in the range of $3,000 to $5,000 and was $3,723 for the full year of 2007. The majority of the tax expense in both years is attributable to the Company’s foreign operations.

There were no significant changes to the Company’s unrecognized tax benefits for the three months ended March 31, 2008.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(In thousands, except per share data and percent data)

(Unaudited)

The deferred tax assets on the balance sheet are attributable to the Company’s foreign subsidiaries given the valuation allowance on its domestic deferred tax assets; long-term liabilities includes $20,191 of deferred tax liabilities and other long-term tax liabilities.

7. Comprehensive Loss

Comprehensive loss consists of the Company’s net loss, its gains on the translation of foreign currency-denominated financial statements into U.S. dollars, and temporary losses on its long-term investments.

	Three Months Ended March 31,
	2008	2007
Net loss	$(27,436)	$(30,428)
Currency translation adjustment	36	137
Unrealized loss on auction rate securities	(74)	—

Comprehensive loss	$(27,474)	$(30,291)

8. Derivative Financial Instruments

LeapFrog transacts business in various foreign currencies, primarily in British Pounds, Canadian Dollars, Euros and Mexican Pesos. In order to protect itself against reductions in the value and volatility of future cash flows caused by changes in currency exchange rates, in 2004, LeapFrog implemented a foreign exchange hedging program for its transaction exposure. The program utilizes foreign exchange forward contracts to enter into fair value hedges of foreign currency exposures of underlying non-functional currency monetary assets and liabilities that are subject to re-measurement. The exposures are generated primarily through inter-company sales in foreign currencies. The hedging program is designed to reduce, but does not always eliminate, the impact of the re-measurement of balance sheet items due to movements of currency exchange rates.

LeapFrog does not use forward exchange hedging contracts for speculative or trading purposes. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” all forward contracts are carried on the balance sheet at fair value as assets or liabilities and the corresponding gains and losses are recognized immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. These gains and losses are included in “Other expense, net” on the statements of operations. The estimated fair values of forward contracts are based on quoted market prices.

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

LeapFrog recorded net losses of $1,584 and $47 on the foreign currency forward contracts for the three months ended March 31, 2008 and 2007, respectively. The Company also recorded during the three months ended March 31, 2008 and 2007 net gains of $1,164 and $263, respectively, on the underlying transactions denominated in foreign currencies. These gains and losses were recorded in “Other expense, net” on the statements of operations.

9. Net Loss per Share

We follow the provisions of Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (SFAS 128), which requires the presentation of basic net loss per common share and diluted net loss per common share. Basic net loss per common share excludes any dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2008	2007
Numerator:
Net loss	$(27,436)	$(30,428)

Denominator:
Class A and B — weighted average shares	63,491	63,137

Net loss per Class A and B share:
Basic and diluted	$(0.43)	$(0.48)

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(In thousands, except per share data and percent data)

(Unaudited)

Certain options to purchase shares of LeapFrog Class A common stock are excluded from the dilution calculation as their effect would be antidilutive. Stock options covering 126 and 314 shares were excluded from the dilution calculation as their effect would have been antidilutive at March 31, 2008 and 2007, respectively.

10. Segment Reporting

LeapFrog’s reportable segments are called the U.S. Consumer, International and School segments. The Company records most indirect expenses in our U.S. Consumer segment, and does not allocate these expenses to the International and School segments.

The Chief Operating Decision Maker as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), is LeapFrog’s Chief Executive Officer (CEO). The CEO allocates resources to and assesses the performance of each operating segment, using information about its net sales and operating income (loss) before interest and taxes.

LeapFrog’s reportable operating segments conduct the following business:

•

The U.S. Consumer segment includes the development, design and marketing of electronic educational hardware products and related software, sold primarily through retail channels and online in the United States.

•	The International segment includes the localization and marketing of electronic educational hardware products and related software, sold primarily in retail channels outside of the United States.

•	The School segment includes the development, design and marketing of electronic educational hardware products and related software, sold primarily to school systems in the United States.

The following table sets forth net sales and income (loss) for each reportable segment of the Company.

	Net Sales	Income / (Loss) from Operations
Three Months Ended March 31, 2008:
U.S. Consumer	$40,575	$(26,218)
International	12,665	(2,474)
School	5,034	69

Total	$58,274	$(28,623)

Three Months Ended March 31, 2007:
U.S. Consumer	$43,364	$(29,495)
International	12,470	(126)
School	5,090	(574)

Total	$60,924	$(30,195)

In 2008 and 2007, no countries other than the United States accounted for 10% or more of LeapFrog’s consolidated net sales. LeapFrog attributes sales to non-U.S. countries on the basis of sales billed by each of its foreign subsidiaries to its customers. For example, the Company attributes sales to the United Kingdom (U.K) based on the sales billed by its United Kingdom-based foreign subsidiary, LeapFrog Toys (UK) Limited, to its customers. Additionally, the Company attributes sales to non-U.S. countries if product is shipped from Asia or one of its leased warehouses in the United States to a distributor in a foreign country.

Sales invoiced to Wal-Mart, Toys “R” Us and Target in the aggregate accounted for approximately 71% of the U.S. Consumer segment gross sales for the three months ended March 31, 2008. For the three months ended March 31, 2007, sales invoiced to Wal-Mart, Toys “R” Us and Target in the aggregate accounted for approximately 73% of the U.S. Consumer segment gross sales.

LEAPFROG ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(In thousands, except per share data and percent data)

(Unaudited)

Sales of products that constituted 10% or more of net sales in the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,		Change		% of Total
	2008 (1)	2007(1)	$(1)%		2008	2007
Consolidated:
LeapPad (2)	$3.1	$6.7	$(3.6)	(54)%	5%	11%
Leapster (2)	26.8	25.8	1.0	4%	46%	42
Other	28.4	28.4	—	—	49%	47

Total Consolidated Net Sales	$58.3	$60.9	$(2.6)	(4)%	100%	100%

(1)	In millions
(2)	Hardware, software and accessories

In January 2008, the Company announced a reduction-in-force affecting approximately 85 employees of the U.S. Consumer segment, with total severance costs of $1,301. Of this amount, $430 was recorded in selling, general and administrative expense and $805 was recorded in research and development expense during the three months ended March 31, 2008. It is anticipated that the remaining $66 will be recorded in the appropriate expense accounts during the second quarter.

Due to the seasonal nature of the Company’s business and the relatively low sales volume typically experienced in the first quarter of the year, the sales trend and product mix during the three months ended March 31, 2008 and 2007 are not necessarily indicative of the Company’s expected full year results.

11. Borrowings under Credit Agreements

In November 2005, the Company entered into a $75,000 asset-based revolving credit facility with Bank of America. Availability under this agreement was $42,852 as of March 31, 2008. The borrowing availability varies according to the levels of the Company’s accounts receivable and cash and investment securities deposited in secured accounts with the administrative agent or other lenders. There were no borrowings outstanding under this agreement at March 31, 2008. The termination date of the agreement is November 8, 2010.

The revolving credit facility contains customary events of default, including payment failures; failure to comply with covenants; failure to satisfy other obligations under the credit agreements or related documents, defaults in respect of other indebtedness, bankruptcy, insolvency and inability to pay debts when due, material judgments, change in control provisions and the invalidity of the guaranty or security agreements. The revolving credit facility prohibits the payment of cash dividends on our common stock. The cross-default provision applies if a default occurs on other indebtedness in excess of $5,000 and the applicable grace period in respect of the indebtedness has expired, such that the lender of, or trustee for, the defaulted indebtedness has the right to accelerate. If an event of default occurs, the lenders may terminate their commitments, declare immediately all borrowings under the credit facility as due and foreclose on the collateral.

12. Commitments and Contingencies

From time to time, LeapFrog is party to various pending claims and lawsuits. We are currently party to the lawsuit described below.

Stockholder Class Actions

In December 2003, April 2005 and June 2005, six purported class action lawsuits were filed in federal district court for the Northern District of California against LeapFrog and certain of our former officers alleging violations of the Securities Exchange Act of 1934. These actions have since been consolidated into a single proceeding captioned “In Re: LeapFrog Enterprises, Inc. Securities Litigation.” In January 2006, the lead plaintiffs in this action filed an amended and consolidated complaint. In July 2006, the Court granted our motion to dismiss the amended and consolidated complaint with leave to amend. In September 2006, plaintiffs filed a second amended consolidated class action complaint. This second amended complaint sought unspecified damages on behalf of persons who acquired LeapFrog’s Class A common stock during the period July 24, 2003 through October 18, 2004. Like the predecessor complaint, this complaint alleged that the defendants caused us to make false and misleading statements about our business and forecasts about our financial performance, and that certain of our current and former individual officers and directors sold portions of their stock holdings while in the possession of adverse, non-public information.

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

Forward Looking Statements

This report on Form 10-Q, including the sections entitled “Part II, Item 1A-Risk Factors,” and “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, including statements regarding the capabilities and launch of our LeapFrog Learning Path application, future product or service launches, future product or service features, the scope and success of future launches, our expectations for sales, trends, margins, profitability, expenses, tax rates, inventory or cash balances, capital expenditures, cash flows, or other measures of financial performance in future periods, anticipated competitive benefits of our strategy or of current or future products or services, the effects of strategic actions on future financial performance, expectations related to the growth of our online business and that of our online retail customers, and expected impact of declines in legacy products and settlement of litigation. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward looking statements. These risks and other factors include those listed under “Risk Factors” in Item 1A of this Form 10-Q and those found elsewhere in this Form 10-Q. In some cases, you can identify forward looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to update or revise publicly any forward looking statements, whether as a result of new information, future events or otherwise after the date of this report.

Overview

LeapFrog designs, develops and markets innovative, technology-based learning products and related proprietary content for children of all ages at home and in schools around the world. Our goal is to create educational products that kids love, parents trust and teachers value.

Founded in 1995, LeapFrog has developed a family of learning platforms that come to life with more than 100 interactive software titles, covering important subjects such as phonics, reading, writing, math and others. In addition, we have created a broad line of stand-alone educational products that do not require the separate purchase of software and are generally targeted at young children – from infants to five year olds. Our products are sold through retailers, distributors and directly to schools. LeapFrog’s products are available in six languages at major retailers globally.

LeapFrog organizes, operates and assesses its business in three primary operating segments: U.S. Consumer, International and School.

Our strategic review of our business, which began in July 2006, has led to significant changes in our operations designed to reestablish us as a growing, profitable and innovative organization. We believe our strategic plan will be achieved in three phases which we describe as “Fix, Reload and Grow”:

Fix, Reload and Grow

The “fix” portion of our strategy focused on addressing issues such as product cost, product mix, product pipeline and LeapFrog and retailer inventory. We believe that the substantial portion of the “fix” phase is behind us.

Our work in 2007 represented the majority of the “reload” portion of our strategy, which focused on strengthening our product pipeline. Our recent product development initiatives have focused on developing successor products for the LeapPad product line in preparation for the 2008 season, significant enhancements to our successful Leapster product line, improvements to our learning toys, and new launches in the grade school arena.

In 2007, we developed extensive changes and additions to our product portfolio set for launch in 2008. This new product portfolio includes many planned introductions such as the Tag reading system, Leapster 2 handheld, Didj handheld and Crammer handheld. Each of these products provides a better strategic fit with our plan to become more web-connected, as well as providing key linkages in our new paradigm of the LeapFrog Learning Path – an online application that communicates each child’s progress to the parent on his or her “learning journey”. These new products are also expected to meet our financial hurdle rates, provide higher margins and contribute to our goal of an improved bottom line. Perhaps most importantly, these new products are intended to increase our sales, thus initiating in 2008 the “grow” phase of our strategy.

During the first quarter of 2008, we have been preparing for our biggest set of new product launches to date. In 2008, we will launch products in each of our age-range categories, in our learning toy, reading and gaming product lines as well as in our School segment. The LeapFrog Learning Path is our online application that will communicate each child’s “learning journey” to his or her parent. The LeapFrog Learning Path will connect our major products, align the products with our proprietary educational framework and give customers recommendations about the logical next product purchases to support each child’s continued learning.

Our Tag learning system, is a pen-based reading system that leverages the core technology of optical hardware and optical character reading software first licensed by LeapFrog to be used in our FLY Pentop Computer. The Tag reading system focuses on fundamental reading skills and offers an extensive library of interactive books. Based upon management’s global sales projections, the launch of our Tag reading system is expected to be one of our largest dollar volume launches ever. The Tag system includes a planned 16 titles at launch, with many popular licensed characters, and will be launched in eight countries. As a web-connected product, the Tag reader will be LeapFrog Learning Path-enabled in 2008 in the United States, Canada, the United Kingdom, Australia and New Zealand, and will be LeapFrog Learning Path-enabled in France, Spain and Mexico in 2009. The Tag learning system is expected to start shipping in the second quarter of 2008.

In July 2008, we will be expanding our educational gaming offerings with the Leapster 2 handheld and the Didj gaming system.

The Leapster 2 handheld is a web-connected version of our Leapster classic handheld that will be LeapFrog Learning Path-enabled in 2008 in the United States, Canada, the United Kingdom and Australia. The Leapster 2 system is targeted at 4 to 8 year olds and will allow for more online play experience compared to the classic Leapster handheld and will be backward compatible with our existing Leapster software titles.

The Didj gaming system is expected to be launched in the second quarter of 2008. The Didj gaming system is a web-connected handheld targeted at 6 to 10 year olds and allows for customization of curriculum and game play. The Didj handheld has high resolution graphics and color display and will be integrated with the LeapFrog Learning Path in the United States and Canada in 2008. A large software library will be available when the Leapster 2 and Didj handheld products launch, including some popular licensed content, such as LucasArts’ “Clone Wars” and “Wall-E” by Pixar.

Given current trends and the competitive environment, we believe that web-enabling our age-appropriate products is expected by our consumers. We believe that web connectivity enhances the play and learning value of our products by expanding game play on our educational gaming systems, providing learning opportunities on reading systems and offering a system of shared rewards across our product line. Additionally, web connectivity of our products is critical to implementing the LeapFrog Learning Path.

In October 2008, we plan to launch a new product, the Crammer study and sound system. Crammer is a web-connected handheld that allows children to study for tests on-the-go while listening to up to 10 hours of music from the device’s on-board digital music player. Study questions come from a library of thousands of questions on grade specific topics or students can create their own customized flash cards utilizing the LeapFrog Connect application.

We also plan to introduce several new learning toys this year including pre-school learning games and additions to our best-selling Fridge Phonics and Learn and Groove lines.

Critical Accounting Policies, Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and reported disclosures. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowances for accounts receivable, inventory valuation, the valuation of financial instruments, the valuation of deferred tax assets and tax liabilities, intangible assets and stock-based compensation. We base our estimates on historical experience and on complex and subjective judgments often resulting from our evaluation of the impact of events and conditions that are inherently uncertain. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 to our consolidated financial statements in our 2007 Form 10-K. Certain accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. We believe the following critical accounting policies are the most significant in affecting judgments and estimates used in the preparation of our consolidated financial statements.

Fair Value Measurements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.

The fair values of our financial instruments reflect the estimates of amounts that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to us as of March 31, 2008 and December 31, 2007.

The carrying values of cash and cash equivalents and foreign currency forward contracts approximate fair value. We estimated the fair value of our investment in auction rate securities (“ARS”) using significant unobservable inputs at March 31, 2008. We estimated fair value of our currency contracts using a market approach.

In accordance with SFAS 157, we apply a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The three levels are the following:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Revenue Recognition, Allowances for Doubtful Accounts, Product Returns, Defective Products, Discounts and Promotions

We derive revenue principally from sales of our technology-based learning products and related proprietary content for education of infant through grade school children at home and in schools. We evaluate the recognition of revenue based on the criteria set forth in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” and Emerging Issues Task Force Issue (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.” We recognize revenue when products are shipped and title passes to the customer provided that:

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

We provide estimated allowances against revenues and accounts receivable for product returns, defective products, chargebacks, discounts and promotions on product sales in the same period that we record the related revenue. We estimate our allowances by utilizing historical information for existing products. For new products, we estimate our allowances for product returns on the basis of the specific terms for product returns of that product and our experience with similar products. We also take into account current inventory levels of our retailers, sell-through of our retailers and distributors, current trends in retail for our products, changes in customer demand for our products and other related factors.

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

Allowances for doubtful accounts were $0.3 million at March 31, 2008 and $0.3 million at March 31, 2007, representing 0.4% of accounts receivable in both periods. Allowances for product returns, defective products, chargebacks, discounts and promotions on product sales as a reduction of accounts receivable totaled $21.1 million, $23.6 million and $30.2 million at March 31, 2008, March 31, 2007 and December 31, 2007, respectively.

Inventory Valuation

Inventories are stated at the lower of cost, on a first-in, first-out basis, or market value. Inventories included write-downs for slow-moving, excess and obsolete inventories of $15.5 million, $30.4 million and $16.2 million at March 31, 2008, March 31, 2007 and December 31, 2007, respectively.

Our estimate of the write-down for slow-moving, excess and obsolete inventories is based on our management’s review of on-hand inventories compared to their estimated future usage, demand for our products, anticipated product selling prices and products planned for discontinuation. If actual future usage, demand for our products and anticipated product selling prices are less favorable than those projected by our management, additional inventory write-downs would be required, resulting in a negative impact on our gross margin.

We monitor the estimates of inventory write-downs on a quarterly basis. When considered necessary, we make additional adjustments to reduce inventory to its net realizable value, with corresponding increases to cost of goods sold.

Intangible Assets

Intangible assets include the excess purchase price over the cost of net assets acquired, or goodwill. Goodwill arose from our 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, and our acquisition of substantially all the assets of Explore Technologies in 1998. Our intangible assets had a net balance of $24.2 million, $25.6 million and $24.5 million at March 31, 2008, March 31, 2007 and December 31, 2007, respectively, and are allocated to our U.S. Consumer segment pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and other intangibles with indefinite lives are tested for impairment at least annually. We tested our goodwill and other intangible assets with indefinite lives for impairment during the fourth quarter of 2007 by comparing their carrying values to their estimated fair values. As a result of this assessment, we determined that no adjustments were necessary to the stated values.

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

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. The total grant date fair value is recognized over the vesting period of the options on a straight-line basis. The weighted-average assumptions for the expected life and the expected stock price volatility used in the model require the exercise of judgment. The expected life of the options represent the period of time the options are expected to be outstanding and is based on the guidance provided in the SEC Staff Accounting Bulletins No. 107 and 110 on Share-Based Payment. Expected stock price volatility is based on a consideration of our stock’s historical and implied volatilities as well as the volatilities of other public entities in our industry. The risk–free interest rate used in the model is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the expected life.

Restricted stock awards and restricted stock units are payable in shares of our Class A common stock. The fair value of each restricted share or unit is equal to the closing market price of our Class A common stock on the trading day immediately prior to the date of grant. The grant date fair value is recognized in income over the vesting period of these stock-based awards, which is generally four years. Stock-based compensation arrangements to non-employees are accounted for using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms.

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

The interim tax provision is calculated based on the best estimate of the effective tax rate expected to be applicable for the full fiscal year increased or decreased by discrete items affecting the rate as the items occur. The estimated full year effective tax rate may fluctuate due to changes in expected full year tax expense or changes in expected pre-tax earnings or both.

Valuation allowances are provided when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

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

Recent Accounting Pronouncements

The recent accounting pronouncements that apply to us are as follows:

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008 the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. Adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities —including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits a company to make an irrevocable election to measure many financial instruments and certain other assets and liabilities at fair value on a contract-by-contract basis. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings as retrospective treatment is not permitted. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We elected not to adopt the fair value option under this statement.

Results of Operations

The following table sets forth selected information concerning our results of operations as a percentage of consolidated net sales for the periods indicated:

	Three Months Ended March 31,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	63.7	59.5

Gross profit	36.3	40.5

Operating expenses:
Selling, general and administrative	52.8	53.2
Research and development	20.8	23.7
Advertising	7.8	9.2
Depreciation and amortization	4.0	4.0

Total operating expenses	85.4	90.1

Loss from operations	(49.1)	(49.6)
Interest and other income, net	0.9	3.3

Loss before provision for income taxes	(48.2)	(46.3)
Provision (benefit) for income taxes	(1.1)	3.7

Net loss	(47.1)%	(49.9)%

Net Sales

Net sales decreased by $2.6 million, or 4%, to $58.3 million in the three months ended March 31, 2008 from $60.9 million in the comparable period of 2007. On a constant currency basis, our net sales decreased by 6%.

Net sales for each segment, in dollars and as a percentage of total company net sales, were as follows:

	Three Months Ended March 31,
	2008		2007		Change
	$ (1)	% of Total Company Sales	$ (1)	% of Total Company Sales	$ (1)%
Segment:
U.S. Consumer	$40.6	70%	$43.4	71%	$(2.8)	(6)%
International	12.7	22	12.5	21	0.2	2
School	5.0	8	5.0	8	—	—

Total Company	$58.3	100%	$60.9	100%	$(2.6)	(4)%

(1)	In millions

U.S. Consumer. Net sales of platform, software and stand-alone products in dollars and as a percentage of the segment’s net sales were as follows:

	Three Months Ended March 31,
	Net Sales		Change		% of Total
	2008(1)	2007(1)	$ (1)%		2008	2007
Platform	$14.2	$10.1	$4.1	40%	35%	23%
Software	14.1	15.2	(1.1)	(7)	35	35
Stand-alone	12.3	18.1	(5.8)	(32)	30	42

Net Sales	$40.6	$43.4	$(2.8)	(6)%	100%	100%

(1)	In millions

Our U.S. Consumer segment net sales were $40.6 million for the first quarter of 2008 compared to $43.4 million in the same period of 2007. The $2.8 million, or 6%, decrease was primarily due to sales decline of products being retired in 2008, including LeapPad, Little Leaps, My First LeapPad, and Leapster L-Max. These decreases were partially offset by an increase in sales of our educational gaming products, primarily ClickStart hardware and software, as well as Leapster hardware, as distributors and retailers restocked their inventories from the holiday selling season.

International. Foreign currency exchange rates favorably impacted our International segment’s results. Excluding the impact of foreign currency, our International segment’s sales would have declined 6% instead of increasing 2%. The declines relate to sales of products being phased out or replaced in 2008, in the U.K. and French markets. Sales increases in Canada and at our international distributors and lower sales discounts and allowances partially offset the sales declines.

School. Our School segment’s net sales were little changed from the prior year quarter.

Gross Profit and Gross Margin

Gross profit for each segment and the related percentage of the segment’s net sales (gross margin) were as follows:

	Three Months Ended March 31,
	2008		2007		Change
	Gross Profit $ (1)	% of Segment Net Sales	Gross Profit $ (1)	% of Segment Net Sales	$ (1)%
Segment:
U.S. Consumer	$14.1	34.9%	$15.9	36.7%	$(1.8)	(11)%
International	4.2	33.2	5.9	47.2	(1.7)	(29)
School	2.8	55.3	2.9	58.0	(0.1)	(3)

Total Company	$21.1	36.3%	$24.7	40.5%	$(3.6)	(15)%

(1)	In millions

U.S. Consumer. Our gross margin in our U.S. Consumer segment for the three months ended March 31, 2008 decreased 1.8 percentage points compared to the same period in 2007. The decrease was primarily due to strong growth in Leapster hardware shipments, reflecting the continued strength of the educational gaming business and the need for retailers to rebuild their inventories after a strong holiday season.

International. Our gross margin in our International segment for the three months ended March 31, 2008 decreased by 14.0 percentage points compared to the same period in 2007. The decrease for the three months ended March 31, 2008 was primarily driven by low sales of higher margin software for LeapPad, My First LeapPad and Little Touch in the U.K., Canada and Australia.

School. Our gross margin in our School segment for the three months ended March 31, 2008 decreased by 1.2 percentage points compared to the same period in 2007. This decrease was due to product mix.

Selling, General and Administrative Expense

Selling, general and administrative expense for each segment and the related percentage of the segment’s net sales were as follows:

	Three Months Ended March 31,
	2008		2007		Change
	$ (1)	% of Segment Net Sales	$ (1)	% of Segment Net Sales	$ (1)%
Segment:
U.S. Consumer	$23.4	57.5%	$24.6	56.8%	$(1.2)	(5)%
International	5.2	40.9	4.8	38.7	0.4	8
School	2.2	44.0	3.0	60.0	(0.8)	(27)

Total Company	$30.8	52.8%	$32.4	53.2%	$(1.6)	(5)%

(1)	In millions

Selling, general and administrative expense consists primarily of salaries and related employee benefits, legal fees concerning patent enforcement, marketing expenses, systems costs, rent, office equipment, supplies and professional fees. We record most of our indirect expenses in our U.S. Consumer segment and do not allocate these expenses to our International and School segments.

The overall $1.6 million decrease in selling, general and administrative expense in the first quarter of 2008, as compared to the first quarter of 2007, was primarily driven by lower legal fees and lower temporary employee expense. Partially offsetting these lower costs were $0.4 million in severance costs related to the reduction in workforce announced in January 2008 and paid in the first quarter of 2008. In addition, our international segment incurred increased marketing staff costs.

Research and Development Expense

Research and development expense consists primarily of costs associated with content development, product development and product engineering. We record most of our indirect expenses in our U.S. Consumer segment and do not allocate these expenses to our International and School segments.

The research and development expense in dollars for each segment and the related percentage of the segment’s net sales were as follows:

	Three Months Ended March 31,
	2008		2007		Change
	$ (1)	% of Segment Net Sales	$ (1)	% of Segment Net Sales	$ (1)%
Segment:
U.S. Consumer	$11.2	27.5%	$13.7	31.6%	$(2.5)	(19)%
International	0.6	4.7	0.5	4.0	0.1	20
School	0.3	6.0	0.3	6.0	—	—

Total Company	$12.1	20.8%	$14.5	23.8%	$(2.4)	(17)%

(1)	In millions

Overall, our research and development expense for the three months ended March 31, 2008 was $12.1 million, representing a decrease of $2.4 million from the same period in 2007. The decrease in first quarter 2008 expense was primarily a result of the shift of certain aspects of the product development cycle to our third-party vendors for greater efficiency, which allowed us to reduce our expenses.

Included in research and development expense for the quarter ending March 31, 2008 was $0.8 million in severance costs related to the reduction in workforce announced in January 2008, and paid in the first quarter of 2008.

Advertising Expense

The advertising expense in dollars for each segment and the related percentage of the segment’s net sales was as follows:

	Three Months Ended March 31,
	2008		2007		Change
	$ (1)	% of Segment Net Sales	$ (1)	% of Segment Net Sales	$ (1)%
Segment:
U.S. Consumer	$3.5	8.6%	$4.8	11.1%	$(1.3)	(27)%
International	0.8	6.3	0.6	4.8	0.2	33
School	0.2	4.0	0.1	2.0	0.1	100

Total Company	$4.5	7.7%	$5.5	9.0%	$(1.0)	(18)%

(1)	In millions

Our advertising expense for the three months ended March 31, 2008 and 2007 was $4.5 million and $5.5 million, respectively. The decrease of $1.0 million compared to the corresponding period of the prior year reflected alignment of advertising resources to coincide with and support our new product launches scheduled for the balance of the year.

Advertising expense is expected to increase in 2008 compared to 2007 to promote our new products.

Depreciation and Amortization Expense

Depreciation and amortization expense (excluding depreciation of tooling and amortization of content development costs, which are included in cost of sales) remained relatively unchanged at $2.4 million in the first quarter of 2007 and 2008. As a percentage of net sales, depreciation and amortization expense remained constant at 4.0% in both years.

Loss from Operations

Loss from operations in dollars for each segment and the related percentage of the segment’s net sales were as follows:

	Three Months Ended March 31,
	2008		2007		Change
	$ (1)	% of Segment Net Sales	$ (1)	% of Segment Net Sales	$ (1)%
Segment:
U.S. Consumer	$(26.2)	(64.5)%	$(29.5)	(68.0)%	$3.3	11%
International	(2.5)	(19.7)	(0.1)	(1.0)	(2.4)	(2,400)
School	0.1	2.0	(0.6)	(12.0)	0.7	117

Total Company	$(28.6)	(49.1)%	$(30.2)	(49.5)%	$1.6	5%

(1)	In millions

We record indirect expenses in our U.S. Consumer segment and do not allocate most of these expenses to our International and School segments. Additional financial information regarding our segments is included in Note 10 to the Consolidated Financial Statements—Segment Reporting in this report.

Other

Net Interest Income and Other Income, Net

Net Interest Income and Other Income, Net, includes the three lines of the Consolidated Statements of Operations labeled (1) interest expense, (2) interest income, and (3) other expense, net.

Net interest income (interest expense plus interest income) declined by $1.2 million from $2.2 million in the first quarter of 2007 to $1.0 million in the first quarter of 2008. This decline was primarily due to lower cash balances and lower interest rates. In addition, we recognized $0.2 million of additional impairment in our investments in ARS in the first quarter of 2008.

The carrying value of our investments in ARS as of March 31, 2008 represents our best estimate of the fair value of these investments based on currently available information. The estimation process included consideration of such factors as issuer and insurer credit rating, comparable market data, if available, credit enhancement structures, projected yields, discount rates and terminal periods. Due to the uncertainty in the credit markets, it is reasonably possible the fair value of these investments may change in the near term. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to further adjust the carrying value of its investment in ARS through additional impairment charges. We cannot make an estimate of potential future losses or gains at this time.

The recent uncertainties in the credit markets have prevented us and other investors from liquidating the holdings of ARS for these securities during the quarter because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, we still hold these ARS and are receiving interest at a higher rate than similar securities for which auctions have cleared. These investments have credit ratings of AAA to AA-. We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we began recording these investments as long-term investments beginning in the first quarter of 2008 as it may be over a year before we are able to liquidate these holdings.

Other expense, net, which consisted primarily of foreign currency related activities, increased by $0.2 million to an expense of $0.4 million in the three months ended March 31, 2008.

Income Taxes

The income tax rates recognized in the statements of operations were a tax benefit of 2.2% of pre-tax losses and a tax expense of 7.9% of pre-tax loss for the three months ended March 31, 2008 and 2007, respectively. The low effective tax rates for both periods were due to a non-cash valuation allowance recorded against our domestic deferred tax assets.

The majority of our tax expense relates to taxes in non-U.S. jurisdictions. In 2008, we are expecting full year foreign pre-tax earnings compared to full year foreign pre-tax losses in 2007. The expected shift in foreign earnings from a loss to income was the primary driver of a tax benefit in the first quarter of 2008 compared to tax expense in the first quarter of 2007. In addition, we refined our foreign tax allocation process for interim taxes in 2008. The allocation of expected full year foreign taxes was based on forecasted foreign earnings in 2008 rather than on expected full year consolidated tax expense on forecasted full year consolidated earnings, as was done in 2007. This refinement will have no impact on the full year tax expense for 2008.

The full year estimated income tax expense for 2008 is expected to be in the range of $3.0 million to $5.0 million and was $3.7 million for the full year of 2007. The majority of the tax expense in both years is attributable to our foreign operations.

There were no significant changes to our unrecognized tax benefits for the three months ended March 31, 2008.

The deferred tax assets on the balance sheet are attributable to our foreign subsidiaries given the valuation allowance on our domestic deferred tax assets; long-term liabilities includes $20.2 million of deferred tax liabilities and other long-term tax liabilities.

Net Loss

Our net loss for the quarter ended March 31, 2008 was $27.4 million compared to a net loss of $30.4 million for the same period in 2007 as a result of the factors described above.

Liquidity and Capital Resources

LeapFrog’s primary source of liquidity during the three months ended March 31, 2008 was cash received from the collection of accounts receivable balances generated from sales in the fourth quarter of 2007 and the first quarter of 2008, partially offset by operating losses and higher payments of accounts payable.

Cash and Cash Equivalents

Cash and related balances are:

	March 31,
	2008(1)	2007(1)	Change (1)
Cash and cash equivalents	$105.8	$81.4	$24.4
Short-term investments	—	114.1	(114.1)

Total	$105.8	$195.5	$(89.7)

% of total assets	34%	48%

Total Assets	$308.1	$409.6

(1)	In millions

Financial Condition

We believe our current cash and cash equivalents, anticipated cash flow from operations and future seasonal borrowings, if any, will be sufficient to meet our working capital and capital requirements through at least March 31, 2009, if not longer.

Cash and cash equivalents increased to $105.8 million during the three months ended March 31, 2008 from $93.5 million at December 31, 2007 primarily due to a transition from short-term investments to cash and cash equivalents, partially offset by operating losses. The change in cash and cash equivalents was as follows:

	March 31,
	2008 (1)	2007 (1)	Change (1)
Net cash provided by operating activities	$18.1	$49.6	$(31.5)
Net cash used in investing activities	(6.6)	(38.0)	31.4
Net cash provided by financing activities	0.1	1.2	(1.1)
Effect of exchange rate changes on cash	0.8	1.3	(0.5)

Increase in cash and cash equivalents	$12.4	$14.1	$(1.7)

(1)	In millions

Our cash flow is very seasonal and the vast majority of our sales historically occur in the last two quarters of the year as retailers expand inventories for the holiday selling season. Our accounts receivable balances are generally the highest in the last two months of the fourth quarter, and payments are not due until the first quarter of the following year. Cash used in operations is typically the highest in the third quarter as we increase inventory to meet the holiday season demand. The following table shows certain quarterly cash flows from operating activities that illustrate the seasonality of our business:

	Cash Flow From Operating Activities
	2008(1)	2007(1)	2006(1)
1st Quarter	$18.1	$49.6	$133.1
2nd Quarter	NA	(37.6)	(21.2)
3rd Quarter	NA	(52.4)	(40.1)
4th Quarter	NA	25.0	18.5

Total	$18.1	$(15.4)	$90.3

(1)	In millions

In November 2005, we entered into a $75.0 million asset-based revolving credit facility with Bank of America. Borrowing availability under this agreement was $43.0 million as of March 31, 2008. The borrowing availability can vary according to the levels of our accounts receivable and cash and investment securities deposited in secured accounts with the administrative agent or other lenders. There were no borrowings outstanding under this agreement at March 31, 2008. The termination date of the agreement is November 8, 2010.

The revolving credit facility contains customary events of default, including payment failures; failure to comply with covenants; failure to satisfy other obligations under the credit agreements or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; material judgments; change in control provisions and the invalidity of the guaranty or security agreements. The revolving credit facility prohibits the payment of cash dividends on our common stock. The cross-default provision applies if a default occurs on other indebtedness in excess of $5 million and the applicable grace period in respect of the indebtedness has expired, such that the lender of, or trustee for, the defaulted indebtedness has the right to accelerate. If an event of default occurs, the lenders may terminate their commitments, declare immediately all borrowings under the credit facility as due and foreclose on the collateral.

Operating activities

Net cash provided by operating activities was $18.1 million in the quarter ended March 31, 2008 compared to $49.6 million for the same period in 2007. The $31.5 million decrease in net cash provided by operating activities for the three months ended March 31, 2008 compared to the same period in 2007 was primarily due to payments of higher balances of accounts payable.

Working Capital – Major Components

Accounts receivable

Accounts receivable were $45.3 million at March 31, 2008, $51.5 million at March 31, 2007 and $136.6 million at December 31, 2007. Allowances for doubtful accounts were $0.3 million at March 31, 2008, $0.3 million at March 31, 2007 and $0.1 million at December 31, 2007. Our days sales outstanding, or DSO, at March 31, 2008 was 70 days compared to 77 days at March 31, 2007. The decrease reflected the timing of sales during the quarter. We recorded approximately 10% less of the first quarter’s net sales in the first month than in the same period of 2007. Our DSO at December 31, 2007 was 71 days.

Allowances for doubtful accounts, as a percentage of accounts receivable, were 0.7% and 0.6% at March 31, 2008 and 2007, respectively. At December 31, 2007, allowances for doubtful accounts were 0.1% of accounts receivable.

Inventory

Inventory was $55.6 million at March 31, 2008, $76.2 million at March 31, 2007 and $52.4 million at December 31, 2007. Inventory increased by $3.1 million, or 6%, from December 31, 2007 to March 31, 2008. Inventory decreased by $20.6 million, or 27%, from March 31, 2007 to March 31, 2008. The increase in our inventory during the first quarter reflects purchases in preparation for our new product launches, and the decrease year-over-year, was mainly due to our continued efforts to improve our inventory efficiencies and to enable just-in-time delivery of products to our customers.

Deferred income taxes

We recorded gross current domestic deferred tax assets of $11.5 million at March 31, 2008, $13.4 million at March 31, 2007 and $12.0 million at December 31, 2007. The year-over-year decrease in our gross domestic current deferred income tax asset was primarily due to the timing of realizing other deferred tax assets. At March 31, 2008, March 31, 2007 and December 31, 2007 our current domestic deferred tax assets were offset with valuation allowances of $11.5 million, $13.4 million and $12.0 million, respectively.

We recorded gross non-current domestic deferred tax assets of $100.7 million at March 31, 2008, $49.0 million at March 31, 2007 and $89.5 million at December 31, 2007. The increases from March 31, 2007 and the 2007 year-end in gross non-current deferred tax assets were primarily due to net operating losses and additional research and development credits available to be carried forward in future periods. At March 31, 2008, March 31, 2007 and December 31, 2007 the non-current domestic deferred tax assets were offset with valuation allowances of $100.7 million, $49.0 million and $89.5 million, respectively.

Accounts payable

Accounts payable were $29.9 million at March 31, 2008, $38.5 million at March 31, 2007 and $46.9 million at December 31, 2007. The decrease in accounts payable from March 31, 2007 to March 31, 2008, and from December 31, 2007 to March 31, 2008, primarily reflects payment of higher accounts payable balances than in prior periods.

Reclassification of investments in ARS

We reclassified $10.7 million of ARS from short-term investments to long-term investments as we are uncertain as to when the related liquidity issues will improve. ARS are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, in the case of these particular ARS, every 28 days. This mechanism normally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par.

Investing Activities

Net cash used in investing activities was $6.6 million in the first quarter ended March 31, 2008, compared to a use of $38.0 million for the same period in 2007. The primary components of net cash used in investing activities for the first quarter of 2008 compared to the same period in 2007 were:

•	There were no sales and purchases of short-term investments in 2008 compared with the net purchases of investments of $32.8 million in 2007.

•	Purchases of property and equipment of $6.6 million in 2008 related primarily to computers and software, capitalized content and leasehold improvements.

Financing Activities

Net cash provided by financing activities was $0.1 million in the first quarter ended March 31, 2008 compared to $1.2 million for the same period in 2007. The primary component of cash provided by financing activities in both years was proceeds received from the exercise of stock options and purchases of our Class A common stock pursuant to our employee stock purchase plan.

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

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements. We recorded a net loss of $1.6 million on the foreign currency forward contracts for the three months ended March 31, 2008, as compared to a net loss of $47,000 for the same periods in 2007. We also recorded a net gain of $1.2 million on the underlying transactions denominated in foreign currencies for the three months ended March 31, 2008, as compared to a net gain of $0.3 million for the same periods in 2007.

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts that were outstanding as of March 31, 2008 follows:

	Average Forward Exchange Rate per $1	Notional Amount in Local Currency (1)	Instrument Fair Value (2)
British Pound (US$/GBP)	5.951	1,533	$(3)
Euro (US$/Euro)	1.557	8,634	(169)
Canadian Dollar (C$/US$)	1.013	1,117	7
Mexican Peso (MXP/US$)	10.728	136,995	(47)

Total			$(212)

(1)	In thousands of local currency

(2)	In thousands of U.S. dollars

Cash equivalents, short-term and long-term investments are presented at fair value on our balance sheets. We invest our excess cash in accordance with our investment policy. At March 31, 2008, March 31, 2007 and December 31, 2007, our cash was invested primarily in money market funds, commercial paper and auction rate securities. Any adverse changes in interest rates or securities prices may decrease the value of our investments and operating results.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, or disclosure controls, as of the end of the period covered by this quarterly report on Form 10-Q. This controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO. Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed or submitted in our reports filed under the Exchange Act, as amended, such as this report, are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Based upon the controls evaluation, our CEO and CFO have concluded that our disclosure controls were effective as of March 31, 2008.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, LeapFrog is party to various pending claims and lawsuits. For information regarding legal proceedings in which LeapFrog has recently been or is currently involved, see “Part I, Item. 3 Legal Proceedings” in our 2007 Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2008.

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

We must continually develop new products. We expect sales of specific products to decrease as they mature. For example, net sales of the classic LeapPad platforms in our U.S. Consumer business peaked in 2002 and have since been declining. As a result, the timely introduction of new products and the enhancement and extension of existing products, through the introduction of additional software or by other means, is critical to our future sales growth. To remain competitive, we must continue to develop new technologies and products and enhance existing technologies and product lines, as well as successfully integrate third-party technology with our own.

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

In 2008, we are launching a number of web-connected products that will require parents to download software onto their computers, connect to the Internet and create online accounts in order to access the full capabilities and features of these products and our Internet-based LeapFrog Learning Path. For example, while the title included with the purchase of our Tag reading system can be used by the child straight out of the box, in order to add and manage new content on the Tag reader and to connect to our LeapFrog Learning Path application, parents will need to install our LeapFrog Connect software onto their computers and log onto our website. Many toys and other products targeted towards children do not require the use of a computer or connection to the Internet, and parents who do not have access to or are not facile with a computer or the Internet may react adversely to our new web-connected products. In addition, if the LeapFrog Learning Path or other online features of our web-connected products are not accepted or adopted by parents, or if children have a negative reaction to the parental feedback aspect of the LeapFrog Learning Path, our business may be adversely affected.

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

Due to privacy, confidentiality and security concerns, parents may not want our products collecting information about their child’s activities and performance and may not feel comfortable uploading and storing this information on our website servers. If these concerns prevent parents from accepting or adopting our connected products, the sales of our products and our business results could suffer. In addition, if the confidentiality of such information stored on our website servers is compromised or breached by third parties or our mismanagement, our reputation could be tarnished, which in turn could adversely affect our operating results.

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

Our products are marketed through a diverse spectrum of advertising and promotional programs, and as a greater percentage of our products become web-connected, we are increasing our online promotional programs and marketing activities. Our ability to sell product is dependent in part upon the success of these programs. If we do not successfully market our products, or if media or other advertising or promotional costs increase, these factors could have a material adverse effect on our business and results of operations.

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

We do not have long-term agreements with any of our retailers. As a result, agreements with respect to pricing, shelf space, cooperative advertising or special promotions, among other things, are subject to periodic negotiation with each retailer. Retailers make no binding long-term commitments to us regarding purchase volumes and make all purchases by delivering one-time purchase orders. If any of these retailers reduce their purchases from us, cancel purchase orders, change the terms on which we conduct business with them or experience a future downturn in their business, our business and operating results could be harmed.

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

The high degree of seasonality of our business places stringent demands on our inventory forecasting and production planning processes. If we fail to meet tight shipping schedules, we could damage our relationships with retailers, increase our shipping costs or cause sales opportunities to be delayed or lost. In order to be able to deliver our merchandise on a timely basis, we need to maintain adequate inventory levels of the desired products. If our inventory forecasting and production planning processes result in our maintaining manufacturing inventory in excess of the levels demanded by our customers, we could be required to record inventory write-downs for excess and obsolete inventory, which would adversely affect our operating results. If the inventory of our products held by our retailers is too high, they may not place or may reduce orders for additional products, which would unfavorably impact our future sales and adversely affect our operating results.

As we import our finished goods from overseas to our domestic warehouses in California, any disruption at the ports from which our products are shipped from or to may result in us failing to meet our desired shipping schedules. The key collective bargaining agreement that governs the shipping of products into the Western United States is currently being re-negotiated. Any delay in this re-negotiation being successfully completed may result in us incurring additional shipping expense and may affect our ability to meet desired shipping schedules, which could harm our reputation and relationships with our customers and could adversely affect our operating results.

We depend on our suppliers for our components and raw materials, and our production or operating margins would be harmed if these suppliers are not able to meet our demand and alternative sources are not available.

Some of the components used to make our products, including our application-specific integrated circuits, or ASICs, currently come from single suppliers. Additionally, the demand for some components such as liquid crystal displays, integrated circuits or other electronic components is volatile, which may lead to shortages. If our suppliers are unable to meet our demand for our components and raw materials and if we are unable to obtain an alternative source or if the price available from our current suppliers or an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products would be seriously harmed and our operating results would suffer. In addition, as we do not have long-term agreements with our major suppliers, they may stop manufacturing our components at any time. If we are required to use alternative sources, we may be required to redesign some aspects of the affected products, which may involve delays and additional expense.

We rely on a limited number of manufacturers, virtually all of which are located in China, to produce our finished products, and our reputation and operating results could be harmed if they fail to produce quality products in a timely and cost-effective manner and in sufficient quantities.

Recently, there have been product quality issues for other producers of toys and other companies who manufacture goods in China. In addition, there have been foreign exchange concerns and rising labor and energy costs related to doing business in China. We outsource substantially all of our finished goods assembly, using several Asian manufacturers, most of which manufacture our products at facilities in the Guangdong province in the southeastern region of China. We depend on these manufacturers to produce sufficient volumes of our finished products in a timely fashion, at satisfactory quality and cost levels and in accordance with our and our customers’ terms of engagement. If our manufacturers fail to produce quality finished products on time, at expected cost targets and in sufficient quantities, or if any of our products are found to be tainted or otherwise raise health or safety concerns, our reputation and operating results would suffer. In addition, as we do not have long-term agreements with our manufacturers, they may stop manufacturing for us at any time, with little or no notice. If we are unable to manufacture sufficient quantities of our finished products or we are unable to manufacture them at targeted cost levels, our business and operating results would be harmed.

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

In the course of our business, we periodically receive claims of infringement or otherwise become aware of potentially relevant patents, copyrights, trademarks or other intellectual property rights held by other parties. Responding to any infringement claim, regardless of its validity, may be costly and time-consuming and may divert our management and key personnel from our business operations. If we, our distributors or our manufacturers are adjudged to be infringing the intellectual property rights of any third party, we or they may be required to obtain a license to use those rights, which may not be obtainable on reasonable terms, if at all. We also may be subject to significant damages or injunctions against the development and sale of some of our products or against the use of a trademark or copyright in the sale of some of our products. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all the liability that could be imposed. For more information regarding this type of litigation matter, see “Part I, Item. 3 Legal Proceedings—Tinkers & Chance v. LeapFrog Enterprises, Inc.” in our 2007 Form 10-K.

Our liquidity may be insufficient to meet the long-term or periodic needs of our business.

There is no guarantee that unforeseen events may not stress or exceed our current or future liquidity, including our ability to raise additional capital in a timely manner. In addition, current constraints in the credit market have recently adversely affected the market value of our investments, causing us to record impairment charges related to the value of our auction rate securities and to reclassify them from short-term to long-term investments. We may incur additional asset impairment charges, or unanticipated recovery gains in the future. For more discussion regarding our investments, see “Note 4 to the Consolidated Financial Statements—Investments” in our 2007 Form 10-K and “Item 2—Management’s Discussion and Analysis of Financial Condition and Result of Operations” in this report.

Our net loss would be increased and our assets would be reduced if we are required to record impairment charges related to the value of our intangible assets.

Intangible assets include the excess purchase price over the cost of net assets acquired, or goodwill. Goodwill arose from our September 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, and our acquisition of substantially all the assets of Explore Technologies in July 1998. Our intangible assets had a net balance of $38.4 million, at December 31, 2007, which are allocated to our U.S. Consumer segment. Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangibles with indefinite lives are tested for impairment at least annually. In determining the existence of impairment, we consider changes in our strategy and in market conditions, which could result in adjustments to our recorded asset balances. Specifically, we would be required to record impairment charges if the carrying values of our intangible assets exceed their estimated fair values. Such impairment recognition would decrease the carrying value of intangible assets and increase our net loss. At December 31, 2007, we had $38.4 million of goodwill and other intangible assets with indefinite lives. We tested our goodwill and other intangible assets with indefinite lives for impairment during the fourth quarter by comparing their carrying values to their estimated fair values. As a result of this assessment, we determined that no adjustments were necessary to the stated values.

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

We are subject from time to time to regulatory investigations, litigation and arbitration disputes. As the outcome of these matters is difficult to predict, it is possible that the outcomes of any of these matters could have a material adverse effect on the business. For more information regarding litigation see “Part I, Item. 3 Legal Proceedings” in our 2007 Form 10-K.

Weak economic conditions, armed hostilities, terrorism, natural disasters, labor strikes or public health issues could have a material adverse effect on our business.

Weak economic conditions in the United States or abroad as a result of lower consumer spending, lower consumer confidence, higher inflation, higher commodity prices, such as the price of oil, higher costs of capital, restricted capital availability or constrained credit due to the sub-prime market distress, political conditions, natural disaster, labor strikes or other factors could negatively impact our sales or profitability. In particular, if an economic recession were to occur, it would likely have a more pronounced impact on discretionary spending for products such as ours. Furthermore, armed hostilities, terrorism, natural disasters, or public health issues, whether in the United States or abroad could cause damage and disruption to our company, our suppliers, our manufacturers, or our customers or could create political or economic instability, any of which could have a material adverse impact on our business. Although it is impossible to predict the consequences of any such events, they could result in a decrease in demand for our product or create delay or inefficiencies in our supply chain by making it difficult or impossible for us to deliver products to our customers, or for our manufacturers to deliver products to us, or suppliers to provide component parts.

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

Our management is required to assess annually the effectiveness of our internal control over financial reporting. Areas of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective at any time in the future, or if our external auditors are unable to express an opinion that our internal control over financial reporting is effective, investors may lose confidence in our reported financial information, which could result in the decrease of the market price of our Class A common stock.

One stockholder controls a majority of our voting power as well as the composition of our board of directors.

Holders of our Class A common stock will not be able to affect the outcome of any stockholder vote. Our Class A common stock entitles its holders to one vote per share, and our Class B common stock entitles its holders to ten votes per share on all matters submitted to a vote of our stockholders. As of March 31, 2008, Lawrence J. Ellison and entities controlled by him beneficially owned approximately 16.6 million shares of our Class B common stock, which represents approximately 53% of the combined voting power of our Class A common stock and Class B common stock. As a result, Mr. Ellison controls all stockholder voting power, including with respect to:

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

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it harder for a third-party to acquire us without the consent of our board of directors. These provisions include limitations on actions by our stockholders by written consent, requirements for advance notice of stockholder proposals and director nominations, and the voting power associated with our Class B common stock. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used by our board of directors to affect a rights plan or “poison pill” that could dilute the stock ownership of a potential hostile acquirer and may have the effect of delaying, discouraging or preventing an acquisition of our company. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding voting stock. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if an offer may be considered beneficial by some stockholders. In addition, under the terms of our credit agreement, we may need to seek the written consent of our lenders to the acquisition of our company.

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

PART III.

ITEM 6.	EXHIBITS

3.03(a)	Amended and Restated Certificate of Incorporation

3.04(b)	Amended and Restated Bylaws

4.01(c)	Form of Specimen Class A Common Stock Certificate

4.02(b)	Fourth Amended and Restated Stockholders Agreement, dated May 30, 2004, among LeapFrog and the investors named therein

10.1*	Compensation Arrangements between LeapFrog and its Board of Directors (the description contained under the heading “Compensation of Directors” in LeapFrog’s definitive proxy materials filed with the SEC on April 21, 2008 is incorporated herein as Exhibit 10.1)

10.2*(d)	Certain Compensation Arrangements with Named Executive Officers

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Filed as an exhibit to LeapFrog’s registration statement on Form S-1 (SEC File No. 333-86898) and incorporated herein by reference.

(b)	Filed as an exhibit to LeapFrog’s Current Report on Form 8-K filed with Securities and Exchange Commission on November 2, 2007 (SEC File No. 001-31396) and incorporated herein by reference.

(c)	Filed as an exhibit to LeapFrog’s Annual Report on Form 10-K filed with Securities and Exchange Commission on March 7, 2006 (SEC File No. 001-31396) and incorporated herein by reference.

(d)	Information disclosed in LeapFrog’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2008 (SEC File No. 001-31396) and incorporated herein by reference.

*	Compensation plans or arrangements in which LeapFrog’s directors are eligible to participate or participate.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc.
(Registrant)

/s/ Jeffrey G. Katz
Jeffrey G. Katz
President and Chief Executive Officer
(Authorized Officer)

Dated: May 7, 2008

/s/ William B. Chiasson
William B. Chiasson
Chief Financial Officer
(Principal Financial Officer)

Dated: May 7, 2008