Form 10-Q
period 2008-06-30
LEAPFROG ENTERPRISES INC
filed 2008-08-07
CIK 1138951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒     No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer ☒

Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes     No   ☒

As of July 31, 2008, 36,050,352 shares of Class A common stock, par value $0.0001 per share, and 27,614,176 shares of Class B common stock, par value $0.0001 per share, respectively, of the registrant were outstanding.

LEAPFROG ENTERPRISES, INC.

TABLE OF CONTENTS

Part I
Financial Information

		Page
Item 1.	Financial Statements:
	Unaudited Consolidated Balance Sheets at June 30, 2008 and 2007	3
	and December 31, 2007
	Unaudited Consolidated Statements of Operations for the Three and Six Months
	ended June 30, 2008 and 2007	4
	Unaudited Consolidated Statements of Cash Flows for the Six Months
	ended June 30, 2008 and 2007	5
	Notes to Unaudited Consolidated Financial Statements for the Three and Six Months
	ended June 30, 2008 and 2007	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results
	of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32

Part II
Other Information

		Page

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Submission of Matters to a Vote of Security Holders	40
Item 5.	Other Information	41
Item 6.	Exhibits and Exhibit Index	41

Signatures		42

PART I.

FINANCIAL INFORMATION

LEAPFROG ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,		December 31,
	2008	2007	2007
	(Unaudited)		(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$68,308	$64,260	$93,460
Short-term investments	-	75,500	-
Accounts receivable, net of allowances	50,880	35,456	126,936
Inventories	86,329	103,782	52,415
Prepaid expenses and other current assets	25,136	21,482	20,427
Deferred income taxes	3,481	3,959	3,405
Total current assets	234,134	304,439	296,643
Property and equipment, net	37,879	30,846	34,017
Deferred income taxes	213	159	213
Intangible assets, net	24,003	25,221	24,512
Long-term investments	9,792	14,000	10,925
Other assets	3,843	9,139	4,153
Total assets	$309,864	$383,804	$370,463

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$56,414	$51,368	$46,868
Accrued liabilities and deferred revenue	30,627	28,187	57,591
Income taxes payable	118	1,405	93
Total current liabilities	87,159	80,960	104,552
Long-term liabilities	21,104	22,215	22,438
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $0.0001; 139,500 shares authorized;
shares issued and outstanding: 36,042, 35,317 and 35,857 at
June 30, 2008 and 2007, and December 31, 2007, respectively	4	4	4
Class B common stock, par value $0.0001; 40,500 shares authorized;
shares issued and outstanding: 27,614 at June 30, 2008 and 2007,
and December 31, 2007, respectively	3	3	3
Treasury stock	(185)	(185)	(185)
Additional paid-in capital	358,994	348,712	353,857
Accumulated other comprehensive income	5,033	3,476	4,036
Accumulated deficit	(162,248)	(71,381)	(114,242)
Total stockholders’ equity	201,601	280,629	243,473
Total liabilities and stockholders’ equity	$309,864	$383,804	$370,463

See accompanying notes.

LEAPFROG ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	$68,341	$55,995	$126,615	$116,919
Cost of sales	41,454	35,711	78,597	71,932
Gross profit	26,887	20,284	48,018	44,987

Operating expenses:
Selling, general and administrative	26,013	29,909	56,774	62,342
Research and development	12,876	14,032	24,986	28,493
Advertising	7,793	4,223	12,325	9,806
Depreciation and amortization	2,366	2,510	4,717	4,929
Total operating expenses	49,048	50,674	98,802	105,570
Loss from operations	(22,161)	(30,390)	(50,784)	(60,583)

Other income (expense):
Interest income	749	2,205	1,897	4,439
Interest expense	(20)	(66)	(33)	(74)
Other, net	(1,983)	637	(2,557)	417
Total other income (expense)	(1,254)	2,776	(693)	4,782
Loss before income taxes	(23,415)	(27,614)	(51,477)	(55,801)
Provision for (benefit from) income taxes	(2,846)	414	(3,471)	2,653
Net loss	$(20,569)	$(28,028)	$(48,006)	$(58,454)

Net loss per common share:
Class A and B - basic and diluted	$(0.32)	$(0.44)	$(0.75)	$(0.92)
Weighted average shares used to calculate
net loss per common share:
Class A and B - basic and diluted	63,679	63,325	63,645	63,280

See accompanying notes.

LEAPFROG ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(Unaudited)

	Six Months Ended June 30,
	2008	2007

Net loss	$(48,006)	$(58,454)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation and amortization	9,256	8,764
Unrealized foreign exchange (gain) loss	823	(2,084)
Deferred income taxes	(76)	(2,814)
Stock-based compensation expense	5,112	4,545
Impairment of investment in auction rate securities	1,731	-
Investment accretion	-	(778)
Provision for (recovery on) doubtful accounts	569	(226)
Other changes in operating assets and liabilities:
Accounts receivable	75,487	106,586
Inventories	(33,914)	(30,762)
Prepaid expenses and other current assets	(4,709)	1,857
Other assets	310	(2)
Accounts payable	9,546	4,648
Accrued liabilities and deferred revenue	(27,351)	(21,814)
Long-term liabilities	(1,339)	2,545
Income taxes payable	25	681
Other	(20)	(740)
Net cash (used in) provided by operating activities	(12,556)	11,952
Investing activities:
Purchases of property and equipment	(12,591)	(11,097)
Purchases of investments	-	(442,341)
Sales of investments	-	434,403
Net cash used in investing activities	(12,591)	(19,035)
Financing activities:
Proceeds from stock option and employee stock purchase
plan exercises	419	1,588
Net cash provided by financing activities	419	1,588
Effect of exchange rate changes on cash	(424)	2,441
Net change in cash and cash equivalents for the period	(25,152)	(3,054)
Cash and cash equivalents at beginning of period	93,460	67,314
Cash and cash equivalents at end of period	$68,308	$64,260

See accompanying notes.

LEAPFROG ENTERPRISES, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

1. Significant Accounting Policies

 Basis of Presentation

The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  The consolidated financial statements include the accounts of LeapFrog Enterprises, Inc. (collectively, the “Company” or “LeapFrog” unless the context indicates otherwise) and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation of the financial position and interim results of LeapFrog as of and for the periods presented have been included.

The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial information included herein should be read in conjunction with LeapFrog’s consolidated financial statements and related notes in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2008 (the “2007 Form 10-K”).  Certain amounts in the financial statements for prior periods have been reclassified to conform to the current year presentation, and certain significant accounting policy disclosures reported in the 2007 Form 10-K have been updated as of June 30, 2008 and are presented below.

Because the Company’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant and subjective judgments include sales returns and allowances, recognition and measurement of current and deferred income tax assets and liabilities, the assessment of recoverability of long-lived assets; the valuation of intangible assets, the valuation and nature of impairments of financial instruments, inventory valuation and stock-based compensation related assumptions. The analysis of historical and future trends can require extended periods of time to resolve and are subject to change from period to period. The actual results experienced may differ from management’s estimates.

Intangible Assets

The Company’s intangible assets comprise primarily goodwill, which the Company recognized in accordance with the guidelines of SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141 defines goodwill as “the excess of the cost of an acquired entity over the net of the estimated fair values of the assets acquired and the liabilities assumed at date of acquisition.”  Goodwill, as well as all of the Company’s other intangible assets, is allocated to its U.S. reporting unit, or U.S. Consumer segment, pursuant to SFAS 141.

The Company tests goodwill and all its other intangible assets with indefinite lives (collectively, “intangible assets”) for impairment at least annually, in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). When evaluating goodwill for impairment, SFAS 142 requires the Company to first compare the fair value of the reporting unit to its carrying value to determine if there is an impairment loss. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired. Application of the second step of the two-step approach in SFAS 142 is not required. Application of the goodwill impairment tests require significant judgment by management, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, determination of the fair value of each reporting unit and projections of future net cash flows, which judgments and projections are inherently uncertain.

LEAPFROG ENTERPRISES, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

The Company considers the results generated from using both of the approaches set forth in SFAS 142 to estimate the fair value of each relevant reporting unit as follows:

•
The Company uses the market approach to develop indications of fair value.  This approach uses market values and revenue multiples of other publicly traded companies engaged in the same or similar lines of business as the Company.

•
The Company uses the discounted cash flow (“DCF”) methodology to develop an additional estimate of fair value.  The DCF methodology recognizes that current value is premised on the expected receipt of future economic benefits. Indications of value are developed by discounting projected future net cash flows to their present value at a rate that reflects both the current return requirements of the market and the risks inherent in the specific investment.

The determination of whether the intangible assets are impaired involves numerous assumptions, estimates and the application of significant judgment. For the market approach, considerable judgment is required to select comparable companies and estimate the multiples of revenues implied by their market values. For the DCF approach, the Company must exercise judgment in selecting an appropriate discount rate and must also make numerous assumptions in order to develop future business and financial forecasts and the related estimates of future net cash flows. Future net cash flows depend primarily on future product sales, which are inherently difficult to predict. This is especially true at times such as the present, when a significant portion of LeapFrog’s future net sales is expected to be generated not by existing products but by products the Company plans to introduce in the current year and in future years.

The Company tested its goodwill and other intangible assets with indefinite lives for impairment as of December 31, 2007 and determined that no adjustments to the carrying values of the intangible assets were necessary as of that date. On a quarterly basis, the Company considers the need to update its most recent annual tests for possible impairment of its intangible assets with indefinite lives, based on management’s assessment of changes in its business and other economic factors since the most recent annual evaluation.  Such changes, if significant or material, could indicate a need to update the most recent annual tests for impairment of the intangible assets during the current period. The results of these tests could lead to write-downs of the carrying values of the intangible assets in the current period. No such significant or material changes in the Company’s business or economic environment have come to the attention of management since December 31, 2007 through the date of this report.

Content Capitalization and Amortization

The Company capitalizes certain external costs related to the development of content for its learning products according to the guidance provided in Emerging Issues Task Force (“EITF”) Issue No. 96-6, “Accounting for Film and Software Costs Associated with Developing Entertainment and Educational Software Products.” Capitalized external costs generally relate to design, artwork, animation, layout, editing, voice, audio and software included in the learning products.

Such costs are capitalized once the technological feasibility of a product is established and costs are determined to be recoverable. For products where proven technology exists, such as with the Company’s proprietary platforms, technological feasibility occurs early in the development cycle.  Amortization of these costs begins when the products are initially released for sale and continues over a three-year life using the accelerated method referred to as the “sum of the years’ digits”.  Capitalized costs for products that are cancelled or abandoned are expensed in the period of cancellation. The Company evaluates the future recoverability of capitalized amounts on a quarterly basis.

Capitalized content costs are included in property and equipment; the related amortization is included in cost of sales in the statements of operations.

Advertising Expense

Production costs of commercials and programming are expensed when the production is first aired. The Company’s direct costs of advertising, in-store displays and promotion programs are expensed as incurred.

LEAPFROG ENTERPRISES, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

Under the Company’s arrangements with certain of its customers, it reduces the net selling price of its products to the customers as an incentive (sales allowances) for the customers to independently promote the products they purchase from LeapFrog for resale.  The Company accounts for the costs associated with these cooperative sales/advertising agreements in accordance with Emerging Issues Task Force No. 01-09 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” If the benefits LeapFrog receives from the customer in these cooperative arrangements are not specifically identifiable, the Company recognizes the costs as a direct reduction of revenue earned from the customer during the period, with a corresponding reduction in accounts receivable.  In those cases where the benefits received from the customer are sufficiently separable and can be specifically identified, these costs are included as advertising expense during the fiscal period in which the advertisements are run, rather than as a direct reduction of revenue received from the customer. For example, local area print media advertisements for certain of the Company’s products placed and paid for by the customer and reimbursed by the Company through its sales allowance agreement with the customer would be considered sufficiently separate and identifiable because they are advertisements that could be placed and paid for directly by the Company at similar prices.

Recently Adopted Accounting Pronouncement

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FSP 157-2, “Effective Date of FASB Statement No. 157” which provides for a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis (at least annually). Therefore, the Company has adopted the provisions of SFAS 157 in 2008 with respect to its financial assets and liabilities (“financial instruments” or “instruments”) only.

In accordance with the provisions of SFAS 157, the fair values of the Company’s financial instruments reflect the estimates of amounts that would be either received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The fair value estimates presented in this report are based on information available to the Company as of June 30, 2008 and December 31, 2007.

The carrying values of cash and cash equivalents and foreign currency forward contracts approximate fair value.  The Company has estimated the fair value of its investment in auction rate securities (“ARS”) as of June 30, 2008 and December 31, 2007 using significant unobservable inputs and using the market approach at June 30, 2007.  The Company estimated the fair value of its currency contracts at June 30, 2008 and 2007 and December 31, 2007 using a market approach.

In accordance with SFAS No. 157, the Company applies a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.  The three levels are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company updates its estimates of the fair values of its financial instruments at least quarterly, using the guidance provided in SFAS 157. In this process, the Company obtains and evaluates the most recently available market information for observable inputs (Level 1 and Level 2 instruments) and updates its evaluation of unobservable inputs for Level 3 instruments.  The fair values of the financial instruments are written down when considered necessary.

The Company recognizes write-downs to the fair values of its financial instruments in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).  Unrealized losses that are deemed to be temporary are recorded in “accumulated other comprehensive income”, a component of stockholders’ equity; losses deemed to be “other than temporary” are recorded in the statements of operations in “other income (expense)”.  The characterization of losses as temporary, or “other than temporary” requires management to make complex and subjective judgments, using currently available data as well as projections about the potential impact of possible future events and conditions, which judgments and projections are inherently uncertain.

Recent Accounting Pronouncements Not Yet Adopted

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the potential impact of SFAS No. 161 on its financial statements.

In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“SFAS 157-2”), which provides for a one-year deferral of the effective date of SFAS 157  for non-financial assets and non-financial liabilities, except those that are already recognized or disclosed in the financial statements at fair value on a recurring basis (at least annually). Pursuant to this pronouncement, the Company adopted the provisions of SFAS 157 as of January 1, 2008 with respect to its financial assets and liabilities only.  SFAS 157-2 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the potential impact of SFAS No. 157-2 on its financial statements.

Recent Accounting Pronouncement Not Adopted

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). Adoption of SFAS 159 is optional; however, once adopted, the election to use fair value measurements for certain assets and liabilities included in the scope of SFAS No. 159 is irrevocable. SFAS 159 expands the use of fair value measurements for both financial assets and financial liabilities beyond current accounting practices. If the use of fair value is elected under SFAS 159, any upfront costs and fees related to the items that are stated at fair value must be recognized in earnings and cannot be deferred, e.g., debt issue costs.  At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings; retrospective treatment is not permitted.  Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 for companies electing to adopt its provisions.

As permitted, the Company elected not to adopt the provisions of this statement; thus SFAS 159 had no effect on the Company’s financial statements.

LEAPFROG ENTERPRISES, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

2.  Stock-Based Compensation

In accordance with the provisions of SFAS 123(R), the Company recognized total stock-based compensation expense (stock options, restricted awards and restricted stock units) of $2,154 during the three months ended June 30, 2008 as compared to $1,834 for the 2007 period.  For the six months ended June 30, 2008, the Company recognized $5,112 as compared to $4,545 for the 2007 six month period. During the first six months of 2008, the Company granted stock options covering an aggregate of 3,850 shares of Class A common stock, including options to acquire 3,669 shares related to the stock option exchange program described below, and 80 restricted stock units.  As of June 30, 2008 the Company had $27,019 and $6,883 of unrecognized compensation costs related to non-vested stock options and restricted stock awards and units.

On June 5, 2008, the stockholders of the Company approved a one-time stock option exchange program, as described in the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders, filed with the SEC on April 21, 2008 (the “Proxy Statement”). Under the option exchange program (“the Offer”), the Company offered to exchange, for new lower-priced options, certain outstanding options previously granted under the Company’s 2002 Equity Incentive Plan, 2002 Non-Employee Director Stock Award Plan (collectively referred to as the “Plans”) and under two special inducement grants awarded to the Company’s Chief Executive Officer outside of the Company’s Plans (the “Inducement Grants”) upon his joining the Company. Option holders eligible to participate in the Offer tendered, and the Company accepted for cancellation, eligible options to purchase an aggregate of 4,936 shares of the Company’s Class A common stock from 70 participants, representing 74.1% of the total shares of Class A common stock underlying options eligible for exchange in the Offer.  In accordance with the Offer the number of shares subject to each new option grant was determined using an exchange ratio designed to result in the fair value of the new option grant (at the time of grant) being equal to the fair value of the eligible option grant tendered for exchange (at the time immediately prior to cancellation of the eligible option). Accordingly, the Company granted new options to purchase an aggregate of 3,669 shares of Class A common stock in exchange for the cancellation of the tendered eligible options. The exchange ratios were designed to ensure the Company incurred no additional compensation expense in connection with the Offer.

The exercise price per share of each new option granted in the Offer is $9.14, which was $0.25 above the closing price of the Company’s Class A common stock as reported by the NYSE on June 6, 2008, the business day prior to the expiration of the Offer, except for new options to purchase 1,422 shares that were granted at prices approximately 29% to 66% above $9.14 per share, reflecting “tiered” pricing applicable to certain options.

3.  Fair Values of Financial Instruments and Investments

Effective January 1, 2008 the Company implemented the provisions of SFAS 157 with respect to its financial assets and liabilities.  The carrying values and estimated fair values of the Company’s financial instruments, which include cash and cash equivalents and short-term and long-term investments, were estimated and accounted for in accordance with SFAS 157 and are presented in the table below for the periods ended June 30, 2008 and 2007 and December 31, 2007.

LEAPFROG ENTERPRISES, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

		Estimated Fair Value Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2008:
Financial Assets:
Cash and cash equivalents	$68,308	$68,308	$-	$-
Forward currency contracts	4	-	4	-
Long-term investments	9,792	-	-	9,792
Total financial assets	$78,104	$68,308	$4	$9,792

December 31, 2007:
Financial Assets:
Cash and cash equivalents	$93,460	$93,460	$-	$-
Long-term investments	10,925	-	-	10,925
Total financial assets	$104,385	$93,460	$-	$10,925
Financial Liabilities:
Forward currency contracts	$192		$192

June 30, 2007:
Financial Assets:
Cash and cash equivalents	$64,260	$64,260	$-	$-
Short-term investments:
Auction rate securities (1)	23,925	23,925	-	-
Commercial paper	31,625	31,625	-	-
Municipal and corporate bonds	19,950	19,950	-	-
Total short-term investments	75,500	75,500	-	-
Long-term investments (1)	14,000	-	-	14,000
Total financial assets	$153,760	$139,760	$-	$14,000
Financial Liabilities:
Forward currency contracts	$78		$78

(1) At June 30, 2007 there was a functioning market for auction rate securities; thus, there was no impairment at that date. The Company held a total of $37,925 in ARS, of which $23,925 were subsequently liquidated at par. The remaining $14,000 shown as long-term investments was impaired subsequent to June 30, 2007.

The Company had no financial liabilities outstanding at June 30, 2008.

In accordance with SFAS No. 157, the Company applies a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.

LEAPFROG ENTERPRISES, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

 The three levels are the following:

•	Level 1 assets comprise cash and money market funds with original maturities of three months or less.

•
Level 2 assets comprise outstanding foreign exchange forward contracts. At June 30, 2008 and 2007, the Company had outstanding foreign exchange forward contracts, all with maturities of approximately one month, to purchase and sell the equivalent of approximately $11,996 and $44,350, respectively in foreign currencies, including Canadian Dollars, Euros and Mexican Pesos. The fair market values of these instruments at June 30, 2008 and June 30, 2007 were $4 and $(78), respectively.  At June 30, 2008, the fair value was recorded in prepaid expenses and other current assets and, at June 30, 2007, in accrued liabilities and deferred revenue.

•
Level 3 assets comprise the Company’s investment in auction rate securities (“ARS”).  The recent uncertainties in the credit markets have prevented the Company and other investors from liquidating their holdings of ARS in auctions of these securities during the six months ended June 30, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders.

The Company accounts for its investments in debt and equity securities according to the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), which requires that adjustments to the fair value of debt and equity securities that are considered to be temporary are recorded as a component of “accumulated other comprehensive income”, an equity account on the balance sheet. A decline in the fair value of investment securities below cost that is deemed to be “other than temporary” results in a reduction of the carrying amount to fair value; the impairment is charged to earnings with a new cost basis for the security. Concentration of credit risk is managed by diversifying investments among a variety of high credit-quality issuers.

The Company performs monthly valuation analyses to determine the fair value of its long-term investments.  As of December 31, 2007 and March 31, 2008, the Company concluded that the unrealized losses on certain of the securities were considered “other than temporary” and recognized these declines as losses on investments in the statements of operations; however, the Company concluded that declines in fair value for the remainder of the securities were most likely temporary, and recorded these declines in “accumulated other comprehensive income” on the balance sheet.

As of June 30, 2008, the Company concluded that market conditions had further deteriorated and that it was unlikely that the Company would ultimately recover the cost value of the securities. Thus, all unrealized losses in such investments have been designated as “other than temporary” and, accordingly, have been recorded as losses on investments in the statement of operations as of the period ended June 30, 2008.  The balance of the unrealized losses included in the “accumulated other comprehensive income” account as of December 31, 2007 and March 31, 2008 were reclassified and recorded as losses on investments in the statements of operations during the three months ended June 30, 2008. “Other than temporary” unrealized losses on investments are included in “Other income (expense)” in the statements of operations.

LEAPFROG ENTERPRISES, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

The impact on the financial statements for the six months ended June 30, 2008 is presented below.

		Accumulated Other
	Long-term	Comprehensive	Losses on
	Investments	Income **	Investments
Balance at December 31, 2007	$10,925	$(598)	$-
Unrealized losses for three months ended:
March 31, 2008	(255)	(74)	(181)
June 30, 2008	(878)		(878)
Unrealized losses classified as temporary in prior periods
charged to statements of operations at June 30, 2008:
Amount at December 31, 2007	-	598	(598)
Amount at March 31, 2008	-	74	(74)
Balance at June 30, 2008	$9,792	$-	$(1,731)

** Portion of the balance in "accumulated other comprehensive income" relating to temporary losses only.

Due to the uncertainty in the credit markets, it is reasonably possible the fair value of these investments may change in the near term. If the issuers continue to be unable to successfully close future auctions and their credit ratings continue to deteriorate, the Company may be required to further adjust the June 30, 2008 carrying value of its investment in ARS through additional impairment charges.

4. Inventories

Inventories consisted of the following as of the periods presented:

	June 30,		December 31,
	2008	2007	2007
Inventories:
Raw materials	$4,681	$5,081	$2,358
Work in process	7,819	15,875	4,663
Finished goods	73,829	82,826	45,394
Total inventories	$86,329	$103,782	$52,415

At June 30, 2008 and 2007, the Company accrued liabilities for cancelled purchase orders totaling $532 and $732, respectively. At December 31, 2007, the Company accrued $1,426 for cancelled purchase orders.  During the three months ended June 30, 2008, the Company recorded sales of $1,636 on $1,050 of inventory previously written off in prior periods.  The Company also established new write-downs of $230, all of which related to inventory on hand at December 31, 2007.

5.  Income Taxes

During the quarter ended June 30, 2008, the Internal Revenue Service ("IRS") completed its audit of the Company's research and development ("R&D") carryback claims for the period of 2001-2003. As a result of the settlement, the Company received a $5,238 refund from the IRS in July 2008 and during the second quarter of 2008, recognized $925 of previously unrecognized tax benefits. The total second quarter 2008 tax benefit attributable to this refund was $1,917, including interest paid by the IRS.  The effective income tax rates were 6.7% and (4.8)% for the six months ended June 30, 2008 and 2007, respectively. The calculation of the effective tax rates for both periods included a non-cash valuation allowance recorded against the Company’s domestic deferred tax assets. In addition to the tax benefit from the IRS settlement, changes in the mix of foreign earnings also caused an income tax benefit in the first two quarters of 2008 compared to income tax expense in the first two quarters of 2007.

LEAPFROG ENTERPRISES, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Deferred tax assets of $3,481 at June 30, 2008 were attributable to the Company’s foreign subsidiaries only, as the Company has offset its domestic deferred tax assets with a 100% valuation allowance in accordance with the provisions of SFAS 109, “Accounting for Income Taxes” (“SFAS 109”).  Deferred tax liabilities and other long-term tax liabilities of $18,841 are reported as “long-term liabilities”.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits in the future could decrease by up to $6,113 over the course of the next twelve months due to expiring statutes of limitations.  Of this amount, up to $4,978 could be recognized as a tax benefit and affect our effective tax rate.

6. Comprehensive Net Loss

Comprehensive net loss consists of net gains (losses) incurred from translating the foreign currency-denominated financial statements of the Company’s subsidiaries into U.S. dollars, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net loss	$(20,569)	$(28,028)	$(48,006)	$(58,454)
Currency translation	363	217	399	355
Comprehensive net loss	$(20,206)	$(27,811)	$(47,607)	$(58,099)

7. Derivative Financial Instruments

The Company transacts business in various foreign currencies, primarily in the British Pound, Canadian Dollar, Euro and Mexican Peso. As a safeguard against financial exposure from potential adverse changes in currency exchange rates, in 2004 the Company implemented a foreign exchange hedging program. The program utilizes foreign exchange forward contracts to enter into fair value hedges of foreign currency exposures of underlying non-functional currency monetary assets and liabilities that are subject to re-measurement.  The exposures are generated primarily through inter-company sales in foreign currencies. The hedging program is designed to reduce, but does not always eliminate, the impact of the re-measurement of balance sheet items due to movements of currency exchange rates.

LeapFrog does not use forward exchange hedging contracts for speculative or trading purposes. In accordance with SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities,” all forward contracts are carried on the balance sheet at fair value as assets or liabilities and the corresponding gains and losses are recognized immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. These gains and losses are included in “Other income (expense)” in the statements of operations. The estimated fair values of forward contracts are based on quoted market prices for similar assets and liabilities.

The Company believes that the counterparties to these contracts, multinational commercial banks, are creditworthy; thus, the risks of counterparty nonperformance associated with these contracts are not considered to be material. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no assurance that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations.

For the three months ended June 30, 2008 and 2007, LeapFrog recorded net losses on its foreign currency forward contracts of $463 and $1,485, respectively. For the six months ended June 30, 2008 and 2007, the Company recorded net losses on its foreign currency forward contracts of $2,047 and $1,438, respectively.  During the same three month periods, the Company recorded net gains on the underlying transactions denominated in foreign currencies of $235 and $2,100, respectively. During the six months ended June 30, 2008, the Company recognized gains of $1,399 and $1,837, respectively, on the underlying transactions denominated in foreign currencies. The gains and losses are recognized in “Other income (expense)” in the statements of operations.

LEAPFROG ENTERPRISES, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

8.  Net Loss per Share
 In calculating net loss per share, the Company follows the provisions of Statement of Financial Accounting Standard No.128, “Earnings per Share” (“SFAS 128”).  SFAS 128 requires the presentation of both basic and diluted net loss per common share in the financial statements.

The following table sets forth the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Calculation of basic and diluted net loss
per share:
Net loss (Numerator)	$(20,569)	$(28,028)	$(48,006)	$(58,454)

Weighted average shares outstanding
during periods (Denominator):
Class A and B - basic and diluted	63,679	63,325	63,645	63,280
Basic and diluted net loss per share:
Class A and B - basic and diluted	$(0.32)	$(0.44)	$(0.75)	$(0.92)

In accordance with SFAS 128, unvested restricted stock units and certain stock options to purchase shares of LeapFrog Class A common stock (“Class A shares”) are excluded from the calculations of net loss per share for the three and six month periods ended June 30, 2007 and 2008, as their effect on net loss per share would be antidilutive. Outstanding weighted average common stock equivalents of Class A shares excluded from the calculations were 263 and 356, and 213 and 376 for the three and six months ended June 30, 2008 and 2007, respectively.

9.  Segment Reporting

LeapFrog’s reportable operating segments (“segments”) comprise its U.S. Consumer, International and School segments. The Company fully allocates most of its indirect selling, general and administrative and research and development expenses to the U.S. Consumer segment, rather than allocating these expenses proportionately across all three segments.

The Company’s Chief Operating Decision Maker (as defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), is its Chief Executive Officer (CEO). LeapFrog’s CEO allocates resources to and assesses the performance of each operating segment, using information about each segment’s net sales and operating income (loss) before interest and taxes.

LeapFrog’s reportable operating segments are as follows:

•
The U.S. Consumer segment, which includes the development, design and marketing of electronic educational hardware products and related software, sold primarily through retail channels and online in the United States.

•
The International segment, which includes the localization and marketing of electronic educational hardware products and related software, sold primarily in retail channels outside of the United States.

•	The School segment, which includes the development, design and marketing of electronic educational hardware products and related software, sold primarily to school systems in the United States.

LEAPFROG ENTERPRISES, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

The following tables set forth net sales and income (loss) from operations for each segment of the Company.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales:
U.S. Consumer	$49,991	$31,934	$90,566	$75,297
International	12,310	13,842	24,975	26,312
School	6,040	10,219	11,074	15,310
Totals	$68,341	$55,995	$126,615	$116,919

Income (loss) from
operations:
U.S. Consumer	$(19,705)	$(31,426)	$(45,923)	$(60,920)
International	(3,492)	(2,776)	(5,967)	(2,901)
School	1,036	3,812	1,106	3,238
Totals	$(22,161)	$(30,390)	$(50,784)	$(60,583)

Due to the seasonal nature of Company’s business, the sales trend and product mix during the first three and six month periods ended June 30, 2008 and 2007 are not necessarily indicative of its expected full year results.

For the three months ended June 30, 2008 and 2007, aggregate sales invoiced to the Company’s major customers, Wal-Mart, Toys “R” Us and Target, accounted for approximately 74% and 68% of gross sales for the U.S. Consumer segment,  respectively.  For the six month periods ended June 30, 2008 and 2007, aggregate sales invoiced to Wal-Mart, Toys “R” Us and Target accounted for approximately 74% and 73% of gross sales for the U.S. Consumer segment, respectively.

In January 2008, the Company announced a reduction-in-force affecting approximately 85 employees of the U.S. Consumer segment, with total severance costs of $1,300. In June 2008, the Company announced a reduction-in-force affecting approximately 10 employees of the School segment, with total severance costs of $150.

10. Borrowings Under Credit Agreements

In November 2005, the Company entered into a $75,000 asset-based revolving credit facility with Bank of America.  In May 2008 the Company, certain banks, financial institutions and other institutional lenders and Bank of America entered into Amendment No. 1 (the “Amendment”) to the original credit facility agreement, increasing the borrowing availability on the credit line from $75,000 to $100,000. Availability under this agreement was $57,622 as of June 30, 2008. The borrowing availability varies according to the levels of the Company’s eligible accounts receivable and cash and investment securities deposited in secured accounts with the administrative agent or other lenders. The termination date of the agreement is November 8, 2010.

The revolving credit facility contains customary events of default, including payment failures; failure to comply with covenants; failure to satisfy other obligations under the credit agreements or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; material judgments; change in control provisions and the invalidity of the guaranty or security agreements. The revolving credit facility prohibits the payment of cash dividends on the Company’s common stock.  The cross-default provision applies if a default occurs on other indebtedness in excess of $5,000 and the applicable grace period in respect of the indebtedness has expired, such that the lender of, or trustee for, the defaulted indebtedness has the right to accelerate. If an event of default occurs, the lenders may terminate their commitments, declare immediately all borrowings under the credit facility as due and foreclose on the collateral. As of June 30, 2008, the Company was in compliance with all its debt covenants.

LEAPFROG ENTERPRISES, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

There were no borrowings outstanding under this agreement at June 30, 2008.

During the second quarter of 2008, the Company paid a loan fee of $594 upon execution of the Amendment. The fee is being amortized into “other income (expense)” on a straight-line basis through the termination date of the agreement.

11. Commitments and Contingencies

From time to time, LeapFrog is party to various pending claims and lawsuits.  The Company is currently party to the lawsuit described below.

Stockholder Class Actions

In December 2003, April 2005 and June 2005, six purported class action lawsuits were filed in federal district court for the Northern District of California against LeapFrog and certain of the Company’s former officers alleging violations of the Securities Exchange Act of 1934. These actions have since been consolidated into a single proceeding captioned In Re LeapFrog Enterprises, Inc. Securities Litigation. In January 2006, the lead plaintiffs in this action filed an amended and consolidated complaint. In July 2006, the Court granted the Company’s motion to dismiss the amended and consolidated complaint with leave to amend. In September 2006, plaintiffs filed a second amended consolidated class action complaint. This second amended complaint sought unspecified damages on behalf of persons who acquired LeapFrog’s Class A common stock during the period July 24, 2003 through October 18, 2004. Like the predecessor complaint, this complaint alleged that the defendants caused the Company to make false and misleading statements about its business and forecasts about its financial performance, and that certain of the Company’s current and former individual officers and directors sold portions of their stock holdings while in the possession of adverse, non-public information.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report on Form 10-Q, including the sections entitled “Part II, Item 1A-Risk Factors,” and “Item 2.  Management’s Discussion and Analysis of Financial Condition and Result of Operations” contains forward-looking statements, including statements regarding the scope and success of future launches, our expectations for sales, trends, margins, profitability,expenses, inventory or cash balances, capital expenditures, cash flows, or other measures of financial performance in future periods, future cash requirements and settlement of litigation. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” in Item 1A of this Form 10-Q and those found elsewhere in this Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “forecast”,  “potential,” “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

Overview

The following management's discussion and analysis is intended to help the reader understand the results of our operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and the accompanying notes to the unaudited consolidated financial statements.

We design, develop and market a family of innovative technology-based learning platforms, and related proprietary content for children of all ages at home and in schools around the world.  The platforms come to life with more than 100 interactive software titles, covering important subjects such as phonics, reading, writing, math and others.  In addition, we have a broad line of stand-alone educational products that do not require the separate purchase of software and are generally targeted at young children – from infants to five year olds.  Our products are available in six languages and are sold globally through retailers, distributors and directly to schools.   Our goal is to create educational products that kids love, parents trust and teachers value.

LeapFrog organizes, operates, and assesses its business in three primary operating segments: U.S. Consumer, International and School.

During the first half of 2008, LeapFrog entered the “grow” phase of its “fix, reload, grow” strategy, or corporate strategy, as described in more detail in our 2007 Annual Report on Form 10-K filed on March 13, 2008, or 2007 Form 10-K.  During the second quarter, we introduced the Tag reading system and 22 related Tag books in the U.S., Canada and Australia markets, and began shipping two web-connected educational gaming systems, Leapster2 and Didj, in the U.S. and Canada markets along with new software titles (eight for Didj and five for Leapster2), the LeapFrog Connect web application, and new learning toys. We expect continued sales growth in the third and fourth quarters of 2008 with the international launches of many of these new platforms in addition to launching the LeapFrog Learning Path and the Crammer study and sound system in the United States.

Our corporate strategy also included reducing our cost structure.  The number of fulltime employees declined 21% from the end of 2006 to the end of the second quarter of 2008 due to a combination of reductions in force and the migration of certain aspects of our product development cycle to external parties to increase efficiencies and shorten the time from concept to market.  These actions have contributed to lower selling, general and administrative and research and development expenses for the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Net sales in the second quarter of 2008 improved over the same period in 2007, due primarily to strong sell-in of our new products in the U.S. Consumer segment to retailers, partially offset by declining sales of many of our older product lines.   The transition from selling primarily mature product lines during 2007 to selling newer, web-connected products in 2008 is an important factor to consider in analyzing the changes in our net sales and gross margin.  As new products are introduced in our international markets and become a larger proportion of our overall sales, we expect our gross margin to continue to improve over historical levels.

We are encouraged by the initial sales results of our new products, particularly Tag, and believe sales will continue to grow in the third and fourth quarters of 2008 as compared to the same periods in 2007.  However, it is still early in our selling season, and questions remain about how retailers will manage their purchasing, given the prevailing and anticipated macroeconomic conditions and the potential impact of weaker consumer spending, particularly with respect to discretionary items.

Consolidated Results of Operations

Our consolidated results of operations for the three and six months ended June 30, 2008 and 2007 are presented below.

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2008	2007	%	2008	2007	%
(Dollars in millions)

Consolidated Results of Operations

Net sales	$68.3	$56.0	22%	$126.6	$116.9	8%
Cost of sales	41.4	35.7	16%	78.6	71.9	9%
Gross profit	26.9	20.3	33%	48.0	45.0	7%
Operating expenses:
Selling, general and administrative	26.0	29.9	-13%	56.8	62.3	-9%
Research and development	12.9	14.0	-8%	25.0	28.5	-12%
Advertising	7.8	4.2	86%	12.3	9.8	26%
Depreciation and amortization	2.3	2.6	-12%	4.7	5.0	-6%
Total operating expenses	49.0	50.7	-3%	98.8	105.6	-6%
Loss from operations	(22.1)	(30.4)	-27%	(50.8)	(60.6)	-16%
Other income (expense):
Interest income	0.7	2.2	-68%	1.9	4.4	-57%
Interest expense	-	-	n/m	-	-	n/m
Other, net	(2.0)	0.6	-433%	(2.6)	0.4	-750%
Total other income (expense)	(1.3)	2.8	-146%	(0.7)	4.8	-115%
Loss before income taxes	(23.4)	(27.6)	-15%	(51.5)	(55.8)	-8%
Provision for (benefit from) income taxes	(2.8)	0.4	n/m	(3.5)	2.7	n/m
Net loss	$(20.6)	$(28.0)	-26%	$(48.0)	$(58.5)	-18%

Net sales growth for both the three and six months ended June 30, 2008 as compared with the corresponding periods in 2007 was driven primarily by strong sales in the U.S. Consumer segment that benefited from the launch of Tag, Leapster2, and Didj hardware and software, offset in part by declining sales in both the International and School segments.

Our gross margin for the second quarter of 2008 improved by 3.1 percentage points from the same 2007 time period, largely driven by increases in our U.S. Consumer segment gross margin resulting from shipping several new, higher-margin products during the second quarter of 2008.

Loss from operations for both the three and six months ended June 30, 2008 improved, driven by an improvement in our gross margin and decreases in overall headcount impacting both selling, general and administrative and research and development costs. These improvements were offset in part by increased advertising spending supporting the new product launches.

Our business is seasonal, and the majority of our sales historically occur in the last two quarters of the year as retailers expand inventories for the holiday selling season.

Additional information regarding certain components of our results of operations by reportable segments (“segments”) is provided below.

Net Sales by Segment

A comparison of net sales by segment  and the relationship of net sales for each segment to total company net sales for the three and six months ended June 30, 2008 to the same periods in 2007, are shown in the tables below.

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 30,		Change	June 30,		Change
	2008	2007	%	2008	2007	%
Net sales:
U.S. Consumer	$50.0	$31.9	57%	$90.6	$75.3	20%
International	12.3	13.9	-12%	25.0	26.3	-5%
School	6.0	10.2	-41%	11.0	15.3	-28%
Total	$68.3	$56.0	22%	$126.6	$116.9	8%

As a % of total Company			(1)			(1)
net sales:
U.S. Consumer	73%	57%	28%	72%	64%	13%
International	18%	25%	-28%	20%	22%	-9%
School	9%	18%	-50%	8%	14%	-43%
Total	100%	100%		100%	100%

(1) Percentage change in proportion of total Company net sales.

•
U.S. Consumer:  Net sales increased by 57% and 20% during the three and six months ended June 30, 2008 over the corresponding periods of the prior year. The increase was primarily due to strong retail shipments of hardware and software related to the Tag, Leapster2 and Didj systems. Net sales of the products introduced in the second quarter of 2008 were $20 million.

The table below shows sales by product category for the U.S. Consumer segment:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
(Dollars in millions)	2008	2007	%	2008	2007	%

U.S. Consumer net sales:
Platform	$23.8	$12.0	98%	$39.2	$23.5	67%
Software	12.7	7.9	61%	25.8	25.5	1%
Stand-alone	13.5	12.0	13%	25.6	26.3	-3%
Total	$50.0	$31.9	57%	$90.6	$75.3	20%

•
International: Net sales declined 12% and 5% during the three and six months ended June 30, 2008, respectively, from the same periods in 2007. Excluding the impact of foreign currency, our International segment’s sales would have declined by 14% and 10%, respectively, for the three and six months ended June 30, 2008.  The decrease in net sales for both 2008 periods was driven primarily by significant sales declines of our retiring products.  We expect International net sales for the second half of 2008 to increase as compared to the same 2007 period as the launch of our new products continues.

•
School:  Net sales declined by 41% and 28% in the three and six months ended June 30, 2008 as compared to the 2007 periods, driven primarily by increased competition and budgetary issues impacting school funding.

Gross Profit and Gross Margin

Gross profit and gross margin (gross profit as a percentage of net sales) for each segment were as follows:

		Three Months Ended			Six Months Ended
		June 30,		Change	June 30,		Change
(Dollars in millions)		2008	2007	%	2008	2007	%

Gross profit:
U.S Consumer		$19.8	$9.7	104%	$34.0	$25.6	33%
International		3.7	3.9	-5%	7.9	9.8	-19%
School		3.4	6.7	-49%	6.1	9.6	-36%
Totals		$26.9	$20.3	33%	$48.0	$45.0	7%

Gross margin:	(1)			(2)			(2)
U.S Consumer		39.6%	30.4%	9.2	37.5%	34.0%	3.5
International		30.1%	28.1%	2.0	31.6%	37.3%	(5.7)
School		56.7%	65.7%	(9.4)	55.5%	62.7%	(7.6)

Total gross margin		39.3%	36.2%	3.1	37.9%	38.5%	(0.6)

(1) Gross margin by segment is calculated as a % of each segment's net sales; total gross margin is calculated as a % of total net sales for the Company.
(2) Percentage point change

•
U.S. Consumer:  Gross margin for the three and six months ended June 30, 2008 increased by 9.2 and 3.5 percentage points, respectively, compared to the same periods in 2007. The increase in gross margin for both periods was primarily driven by improved product mix as we launched several new products with accretive gross margins and sold fewer discounted low-margin end-of-life products.

•
International:  Gross margin for the three months ended June 30, 2008 increased 2.0 percentage points over the same 2007 period. The increase was a result of favorable product mix and reduced costs.  Gross margin for the six months ended June 30, 2008 declined by 5.7 percentage points from the first half of 2007.  The decrease was primarily due to product mix, particularly lower sales of software. The majority of our shipments of new products to our international markets started after the end of the second quarter.

•
School:  Gross margin for the three and six months ended June 30, 2008 decreased by 9.4 and 7.6 percentage points, respectively, compared to the same periods in 2007.  The decrease in both 2008 periods was primarily due to product mix, coupled with the impact of relatively fixed costs, such as warehouse charges, that do not fluctuate with sales levels.

Operating Expenses

The tables below present the relationship of selling, general and administrative, or SG&A, and research and development, or R&D, and advertising expense to net sales.

We record substantially all of our indirect operating expenses, such as salaries of corporate and administrative personnel and other administrative costs, in our U.S. Consumer segment and do not allocate these costs to our International and School segments.

•	Selling, General and Administrative

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 30,		Change	June 30,		Change
	2008	2007	%	2008	2007	%
SG&A:
U.S. Consumer	$19.3	$22.3	-13%	$42.7	$47.0	-9%
International	4.8	5.0	-4%	10.0	9.9	1%
School	1.9	2.6	-27%	4.1	5.4	-24%
Total	$26.0	$29.9	-13%	$56.8	$62.3	-9%

SG&A as a % of segment
net sales:
U.S. Consumer	39%	70%		47%	62%
International	39%	36%		40%	38%
School	31%	25%		37%	35%
Total SG&A as a % of total
Company net sales	38%	53%		45%	53%

Selling, general and administrative expense consists primarily of salaries and related employee benefits, legal fees, marketing expenses, systems costs, rent, office equipment, supplies and professional fees. We record most of our indirect expenses in our U.S. Consumer segment and do not allocate these expenses to our International and School segments.

Consistent with our corporate strategy, selling, general and administrative expenses decreased for the three and six months ended June 30, 2008, as compared to the comparable periods in 2007, driven primarily by lower salary expense resulting from the previously announced workforce reductions impacting both the U.S. Consumer and School segments which were implemented during 2008 and the latter half of 2007. In addition, in 2008 we incurred lower consulting and professional services fees, including lower audit and legal fees.

•	Research and Development

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 30,		Change	June 30,		Change
	2008	2007	%	2008	2007	%
R&D:
U.S. Consumer	$11.1	$13.1	-15%	$22.2	$26.7	-17%
International	1.5	0.7	114%	2.1	1.2	75%
School	0.3	0.2	50%	0.7	0.6	17%
Total	$12.9	$14.0	-8%	$25.0	$28.5	-12%

R&D as a % of segment
net sales:
U.S. Consumer	22%	41%		25%	35%
International	12%	5%		8%	5%
School	5%	2%		6%	4%
Total R&D as a % of total
Company net sales	19%	25%		20%	24%

Research and development expenses include payroll, employee benefits, and other related expenses associated with content development, product development and engineering.  Research and development expenses also include third-party development and programming costs and localization costs incurred to translate content for international markets.  We record most of our indirect expenses in our U.S. Consumer segment and do not allocate these expenses to our International and School segments.

Research and development expenses for the U.S. Consumer segment decreased for the three and six months ended June 30, 2008 over the same periods in 2007.  The decrease was driven primarily by headcount reductions, resulting in lower salary and benefits charges and the shift of certain aspects of the product development cycle to our third-party vendors during late 2007 for greater efficiency and shorter time to market. The increase in R&D expenses in the International segment during 2008 as compared to 2007 resulted from increased expenses related to localizing our new products for the international markets.

We expect to continue externalizing research and development expenses to drive these costs down further as a percent of net sales.

•	Advertising

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 30,		Change	June 30,		Change
	2008	2007	%	2008	2007	%
Advertising:
U.S. Consumer	$6.9	$3.3	109%	$10.5	$8.2	28%
International	0.8	0.8	0%	1.6	1.4	14%
School	0.1	0.1	0%	0.2	0.2	0%
Total	$7.8	$4.2	86%	$12.3	$9.8	26%

Advertising as a % of segment
net sales:
U.S. Consumer	14%	10%		12%	11%
International	7%	6%		6%	5%
School	2%	1%		2%	1%
Total advertising as a % of
total Company net sales	11%	8%		10%	8%

Advertising expense includes costs associated with marketing, advertising and promoting our products.  Advertising expenses increased for the three and six months ended June 30, 2008 driven primarily by increased activity supporting the Tag reading system launch.  We expect an increase in advertising expense consistent with our sales increases in 2008, as we continue to launch and promote new products.

Income (Loss) from Operations by Segment

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 30,		Change	June 30,		Change
	2008	2007	%	2008	2007	%
Income (loss) from
operations:
U.S Consumer	$(19.6)	$(31.4)	-38%	$(45.9)	$(60.9)	-25%
International	(3.5)	(2.8)	25%	(6.0)	(2.9)	107%
School	1.0	3.8	-74%	1.1	3.2	-66%
Totals	$(22.1)	$(30.4)	-27%	$(50.8)	$(60.6)	-16%

Income (loss) from operations
as a % of net sales:
U.S Consumer	-39.2%	-98.4%		-50.7%	-80.9%
International	-28.5%	-20.3%		-24.0%	-11.0%
School	16.7%	37.3%		9.9%	20.9%
Totals	-32.4%	-54.3%		-40.1%	-51.8%

Other Income (Expense)

The components of total other income (expense) for the three and six months ended June 30, 2008 as compared to the same periods in 2007 are set forth in the table below.

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2008	2007	$	2008	2007	$

(Dollars in millions)

Other income (expense):
Interest income	$0.7	$2.2	$(1.5)	$1.9	$4.4	$(2.5)
Interest expense **	-	-	-	-	-	-
Other, net	(2.0)	0.6	(2.6)	(2.6)	0.4	(3.0)
Total	$(1.3)	$2.8	$(4.1)	$(0.7)	$4.8	$(5.5)

** There are nominal amounts of interest expense in each period that are significantly less than $1 million.

•
Interest income:  During the three and six months ended June 30, 2008, interest income decreased, reflecting a reduction in the average balance of interest-bearing investments,  as well as lower interest rates in 2008 as compared to 2007.

•
Other, net:  During the three and six months ended June 30, 2008, “other, net” declined  primarily due to “other than temporary” impairments related to our investment in auction rate securities, or ARS.  We incurred $1.6 million and $1.7 million in ARS related impairments for the three and six months ended June 30, 2008, respectively.  Both periods include $0.6 million of impairment charges which were previously categorized as temporary and included in “accumulated other comprehensive income”. Recharacterization of these impairments as “other than temporary” reflected the further deterioration of market conditions and our conclusion, at June 30, 2008, that it was unlikely that we would ultimately recover the par value of the securities. The remainder of the decline in “other, net” from 2007 to 2008 is largely attributable to changes in the net effects of foreign currency on the financial statements from year to year.

Income Taxes

During the three months ended June 30, 2008, the Internal Revenue Service, or IRS, completed and settled its audit of our research and development ("R&D") carryback claims for the period of 2001-2003. As a result of the settlement, we recorded a tax benefit of $1.9 million in the second quarter of 2008, which included both previously unrecognized tax benefits and interest paid by the IRS.

The effective income tax rates were 6.7% and (4.8) % for the six months ended June 30, 2008 and 2007, respectively. The calculation of the effective tax rates for both periods included a non-cash valuation allowance recorded against our domestic deferred tax assets. In addition to the tax benefit from the IRS settlement, changes in the mix of foreign earnings also caused an income tax benefit in the first two quarters of 2008 compared to income tax expense in the first two quarters of 2007.

The income tax benefit  for the three and six months ended June 30, 2008 was $2.8 million and $3.5 million, respectively, compared with a tax  provision of  $0.4 million and $2.7 million, respectively, for the same periods last year.  The second quarter of 2008 includes a $1.9 million benefit from the settlement of an audit by the IRS of our claim for a refund for tax credits.  In addition, the changes in the mix of foreign earnings also caused an income tax benefit in the first two quarters of 2008 compared to income tax expense in the first two quarters of 2007.

The full year income tax expense for 2008 is estimated to be in the range of $1.0 million to $3.0 million, compared to $3.7 million for 2007.  The majority of the tax expense in both years is attributable to the Company’s foreign operations, with the 2008 tax expense partially offset by the impact of the IRS settlement. The 2007 consolidated loss before income taxes resulted in an effective tax rate of (3.8) % in 2007.  The Company expects a higher effective tax rate in 2008 given the estimated 2008 income tax expense coupled with expected year-over-year improved results.

Liquidity and Capital Resources

LeapFrog’s primary source of liquidity during the three and six months ended June 30, 2008 was cash received from the collection of accounts receivable balances generated from sales in the fourth quarter of 2007 and the first quarter of 2008, partially offset by operating losses and decreases in accrued liabilities.

Cash and Cash Equivalents and Short-Term Investments

Our most liquid assets comprise cash and cash equivalents and short-term investments.  Their balances as of June 30, 2008 and 2007, the changes in the balances from year to year and the ratio of our most liquid assets to total assets were as follows:

	June 30,		Change
(Dollars in millions)	2008	2007	$

Cash and cash equivalents and
short-term investments:
Cash and cash equivalents	$68.3	$64.3	$4.0
Short-term investments	-	75.5	(75.5)
Totals	$68.3	$139.8	$(71.5)

Total assets	$309.9	$383.8	$(73.9)

As a % of total assets	22%	36%

Financial Condition

We anticipate that our primary liquidity requirements will be for working capital and capital expenditures.  We believe that cash generated from operations and available borrowing under our credit facility will be sufficient for us to meet our cash requirements for 2008.

Cash Flows for the Six Months ended June 30, 2008 and 2007

Cash and cash equivalents decreased to $68.3 million at June 30, 2008 from $93.5 million at December 31, 2007. The components of the year over year change in cash and cash equivalents were as follows:

	June 30,		Change
(Dollars in millions)	2008	2007	$

Cash flow (used in) provided by:
Operating activities	$(12.6)	$12.0	$(24.6)
Investing activities	(12.6)	(19.0)	6.4
Financing activities	0.4	1.6	(1.2)
Effect of exchange rate fluctuations on cash	(0.4)	2.3	(2.7)
Decrease in cash and cash equivalents	$(25.2)	$(3.1)	$(22.1)

•	Operating Activities
Cash flow from operating activities decreased $24.6 from the first six months of 2007 due to lower cash collections on accounts receivable of $32 million, as sales had been on a downward trend throughout 2007, partially offset by a $10 million improvement in the net loss year-over-year.

•	Investing Activities
Net cash used in investing activities during the six months ended June 30, 2008 decreased $6.4 million from the same time period in 2007, due primarily to a change in our investing strategy.  During 2007 we invested in a variety of short-term instruments such as commercial paper, municipal and corporate bonds and auction rate securities.  However, following the credit market upheaval in the third quarter of 2007, we decided to invest our available funds in cash equivalents only.

•	Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2008 decreased $1.2 million from the same time period in 2007 due to a decline in employee stock option exercise volume in addition to declining purchase of stock pursuant to our employee stock purchase plan.

Our cash flow is seasonal, and the vast majority of our sales historically occur in the last two quarters of the year as retailers expand inventories for the holiday selling season. Our accounts receivable balances are generally the highest in the last two months of the fourth quarter, and payments are not due until the first quarter of the following year. Cash used in operations is typically the highest in the third quarter as we increase inventory to meet the holiday season demand. The following table shows certain quarterly cash flows from operating activities that illustrate the seasonality of our business:

(Dollars in millions)	2008	2007	2006

Cash flows from operations:
1st quarter	$18.1	$49.6	$133.1
2nd quarter	(30.7)	(37.6)	(21.2)
Subtotal for first half of fiscal year	(12.6)	12.0	111.9
3rd quarter		(52.4)	(40.1)
4th quarter		25.0	18.6
Subtotal for second half of fiscal year	n/a	(27.4)	(21.5)
Total cash flows from operations for year to date periods	n/a	$(15.4)	$90.4

Line of Credit and Borrowing Availability

In November 2005, we entered into a $75.0 million asset-based revolving credit facility with Bank of America.  In May 2008 we, certain banks, financial institutions and other institutional lenders and Bank of America entered into Amendment No. 1 to the original credit facility agreement, increasing the borrowing availability on the credit line from $75.0 million to $100.0 million. Availability under this agreement was $57.6 million as of June 30, 2008. The borrowing availability varies according to the levels of our eligible accounts receivable and cash and investment securities deposited in secured accounts with the administrative agent or other lenders. The termination date of the agreement is November 8, 2010.

The revolving credit facility contains customary events of default, including payment failures; failure to comply with covenants; failure to satisfy other obligations under the credit agreements or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; material judgments; change in control provisions and the invalidity of the guaranty or security agreements. The revolving credit facility prohibits the payment of cash dividends on our common stock.  The cross-default provision applies if a default occurs on other indebtedness in excess of $5.0 million and the applicable grace period in respect of the indebtedness has expired, such that the lender of, or trustee for, the defaulted indebtedness has the right to accelerate. If an event of default occurs, the lenders may terminate their commitments, declare immediately all borrowings under the credit facility as due and foreclose on the collateral. As of June 30, 2008 we were in compliance with all our debt covenants.

We had no borrowings outstanding under this agreement at June 30, 2008.

Critical Accounting Policies, Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  Our significant accounting policies are described in Note 2 to our consolidated financial statements in our 2007 Form 10-K. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and reported disclosures. We believe that certain accounting policies, which we refer to as critical accounting policies, are particularly important to the portrayal of our financial position and results of operations and require the use of significant estimates and the application of significant judgment by our management. On an on-going basis, we evaluate our estimates, particularly those related to our critical accounting policies, which include:  Sales returns and allowances, the valuation and nature of impairments of financial instruments, inventory valuation, the valuation of deferred tax assets and tax liabilities, valuation of intangible assets and stock-based compensation assumptions. We base our estimates on historical experience and on complex and subjective judgments often resulting from our evaluation of the impact of events and conditions that are inherently uncertain. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are described below.

Revenue Recognition and Related Allowances

We recognize revenue when products are shipped and title passes to the customer provided that:

•
There is evidence of a commercial arrangement.  This condition is satisfied by evidence of an agreement with the customer that reflects the terms and conditions to deliver products that must be present in order to recognize revenue.

•
Delivery has occurred.   Delivery is considered to occur when a product is shipped, the risk of loss and rewards of ownership have been transferred to the customer and no significant post delivery obligations exist. For online downloads, delivery is considered to occur when the download occurs. For professional training services, delivery is considered to occur when the training has been performed.

•
The fee is fixed and determinable. If a portion of the arrangement fee is not fixed or determinable, we recognize revenue as the amount becomes fixed or determinable. For gift certificates, we recognize revenues when the certificates are redeemed.

•
Collection is reasonably assured.  Collection is reasonably assured if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not reasonably assured, we recognize revenue upon cash collection.

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

We provide estimated allowances against revenues and accounts receivable for product returns, defective products, charge-backs, discounts and promotions on product sales, in the same period that we record the related revenue. We estimate our allowances by utilizing historical information for existing products. For new products, we estimate our allowances for product returns on the basis of the specific terms for product returns of that product and our experience with similar products. We also take into account current inventory levels of our retailers, sell-through of our retailers and distributors, current trends in retail for our products, changes in customer demand for our products and other related factors.

We continually evaluate our historical experience and adjust our allowances as appropriate. These adjustments result in changes in our net sales and accounts receivable. If actual product returns or defective products were significantly greater than our estimated allowances, additional allowances would be required; thereby reducing reported net sales and accounts receivable. If actual product returns or defective products were significantly less than our estimated allowances, an adjustment increasing reported net sales and accounts receivable would be required.

Fair Value Measurements of Financial Instruments

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FSP 157-2, “Effective Date of FASB Statement No. 157, which provides for a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis (at least annually). Therefore, in 2008, we adopted the provisions of SFAS 157 with respect to our financial assets and liabilities (“financial instruments” or “instruments”) only.

In accordance with the provisions of SFAS 157, the fair values of our financial instruments reflect the estimates of amounts that would be either received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The fair value estimates presented in this report are based on information available to us as of June 30, 2008 and December 31, 2007.

The carrying values of cash and cash equivalents and foreign currency forward contracts approximate fair value.  We have estimated the fair value of our investment in auction rate securities as of June 30, 2008 and December 31, 2007, using significant unobservable inputs and using the market approach as of June 30, 2007.  We estimated the fair value of our currency contracts at June 30, 2008 and 2007 and December 31, 2007 using a market approach.

In accordance with SFAS No. 157, we apply a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.

The three levels are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

We update our estimates of the fair values of our financial instruments at least quarterly, using the guidance provided in SFAS 157. In this process, we obtain and evaluate the most recently available market information for observable inputs (Level 1 and Level 2 instruments) and update our evaluation of unobservable inputs for Level 3 instruments.  The fair values of the financial instruments are written down when considered necessary.  An estimate of potential future losses or gains cannot be made at this time.

We recognize write-downs to the fair values of our financial instruments in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Unrealized losses that are deemed to be temporary are recorded in “accumulated other comprehensive income”, a component of stockholders’ equity; losses deemed to be “other than temporary” are recorded in the statements of operations in “Other income (expense)”.  The characterization of losses as temporary, or “other than temporary”, requires us to make complex and subjective judgments, using currently available data as well as projections about the potential impact of possible future events and conditions, which judgments and projections are inherently uncertain.

Inventories

Inventories are stated at the lower of cost, on a first-in, first-out basis, or market value.  Inventory balances include write-downs of slow-moving, excess and obsolete inventories. Our estimate of the write-downs for slow-moving, excess and obsolete inventories is based on management’s review of current inventories on hand compared to their estimated future usage, demand for our products, anticipated product selling prices and products planned for discontinuation.  If actual future usage, demand for our products and/or anticipated product selling prices are less favorable than those projected by management, additional inventory write-downs would be required, resulting in a negative impact on our gross margin.

We monitor the estimates of inventory write-downs on a quarterly basis. When considered necessary, we make additional adjustments to reduce inventory to its net realizable value, with corresponding increases to cost of sales.

Intangible Assets

Our intangible assets comprise primarily goodwill, which we recognized in accordance with the guidelines of SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141 defines goodwill as “the excess of the cost of an acquired entity over the net of the estimated fair values of the assets acquired and the liabilities assumed at date of acquisition.”  Goodwill, as well as all of our other intangible assets, is allocated to our U.S. reporting unit, or U.S. Consumer segment, pursuant to SFAS 141.

We test goodwill and all our other intangible assets with indefinite lives (collectively, “intangible assets”) for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Asset” (“SFAS 142”). When evaluating goodwill for impairment, SFAS 142 requires us to first compare the fair value of the reporting unit to its carrying value to determine if there is an impairment loss. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired. Application of the second step of the two-step approach in SFAS 142 is not required. Application of the goodwill impairment tests require significant judgment by us, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, determination of the fair value of each reporting unit and projections of future net cash flows, which judgments and projections are inherently uncertain.

We consider the results generated from using both of the approaches set forth in SFAS 142 to estimate the fair value of each relevant reporting unit as follows:

•
We use the market approach to develop indications of fair value.  This approach uses market values and revenue multiples of other publicly traded companies engaged in the same or similar lines of business as ours.

•
We use the discounted cash flow, or DCF, methodology to develop an additional estimate of fair value.  The DCF methodology recognizes that current value is premised on the expected receipt of future economic benefits. Indications of value are developed by discounting projected future net cash flows to their present value at a rate that reflects both the current return requirements of the market and the risks inherent in the specific investment.

The determination of whether the intangible assets are impaired involves numerous assumptions, estimates and the application of significant judgment. For the market approach, considerable judgment is required to select comparable companies and estimate the multiples of revenues implied by their market values. For the DCF approach, we must exercise judgment in selecting an appropriate discount rate and must also make numerous assumptions in order to develop future business and financial forecasts and the related estimates of future net cash flows. Future net cash flows depend primarily on future product sales, which are inherently difficult to predict. This is especially true at times such as the present, when a significant portion of our future net sales is expected to be generated not by existing products but by products we plan to introduce in the current year and in future years.

We tested our goodwill and other intangible assets with indefinite lives for impairment as of December 31, 2007 and determined that no adjustments to the carrying values of the intangible assets were necessary as of that date. On a quarterly basis, we consider the need to update our most recent annual tests for possible impairment of our intangible assets with indefinite lives, based on management’s assessment of changes in our business and other economic factors since the most recent annual evaluation.  Such changes, if significant or material, could indicate a need to update the most recent annual tests for impairment of the intangible assets during the current period. The results of these tests could lead to write-downs of the carrying values of the intangible assets in the current period. No such significant or material changes in our business or economic environment have come to our attention since December 31, 2007 through the date of this report.

Any future impairment tests may result in a charge to earnings if we experience sales shortfalls, fail to reduce our expenses or if the market approach results in a fair value less than the carrying value of goodwill. Therefore, the potential exists for future write-downs of intangible assets in connection with impairment testing.

Income Taxes

We account for income taxes in accordance with the guidelines provided in SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. In determining our income tax assets, liabilities and expense, we make certain estimates and judgments in the calculation of tax benefits, tax credits and deductions. Significant changes in these estimates may result in increases or decreases in the tax provision or benefit in subsequent periods. Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”), an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax positions are recognized in the financial statements.

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

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based compensation under the measurement and recognition provisions of APB Opinion No.25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

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

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. The total grant date fair value is recognized over the vesting period of the options on a straight-line basis. The weighted-average assumptions for the expected life and the expected stock price volatility used in the model require the exercise of judgment. The expected life of the options represent the period of time the options are expected to be outstanding and is estimated based on the guidance for applying SFAS 123(R) provided in SEC  “Staff Accounting Bulletin No. 107”.  Expected stock price volatility is based on a consideration of our stock’s historical and implied volatilities as well as the volatilities of other public entities in our industry.   The risk–free interest rate used in the model is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected lives of the options.

Restricted stock awards and restricted stock units are payable in shares of our Class A common stock. The fair value of each restricted share or unit is equal to the closing market price of our Class A common stock on the trading day immediately prior to the date of grant. The grant date fair value is recognized as compensation expense over the vesting period of these stock-based awards, which is generally four years.  Stock-based compensation arrangements to non-employees are accounted for using a fair value approach.   The compensation costs of these arrangements are subject to re-measurement over the vesting terms.

We calculate employee stock-based compensation expense based on awards ultimately expected to vest and accordingly, the expense has been reduced for estimated forfeitures.  We review forfeitures periodically and adjust compensation expense, if considered necessary. Stock-based compensation expense may be significantly affected by changes in our stock price, our assumptions used in the Black-Scholes option valuation calculation and our forfeiture rates as well as the extent of future grants of equity awards.

    Recent Accounting Pronouncements Not Yet Adopted

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently assessing the potential impact of SFAS No. 161 on our financial statements.

In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“SFAS 157-2”), which provides for a one-year deferral of the effective date of SFAS 157  for non-financial assets and non-financial liabilities, except those that are already recognized or disclosed in the financial statements at fair value on a recurring basis (at least annually). Pursuant to this pronouncement, we adopted the provisions of SFAS 157 as of January 1, 2008 with respect to our financial assets and liabilities only.  SFAS 157-2 is effective for fiscal years beginning after November 15, 2008.  We are currently assessing the potential impact of SFAS No. 157-2 on our financial statements.

    Recent Accounting Pronouncement Not Adopted

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). Adoption of SFAS 159 is optional; however, once adopted, the election to use fair value measurements for certain assets and liabilities included in the scope of SFAS No. 159 is irrevocable. SFAS 159 expands the use of fair value measurements for both financial assets and financial liabilities beyond current accounting practices. If the use of fair value is elected under SFAS 159, any upfront costs and fees related to the items that are stated at fair value must be recognized in earnings and cannot be deferred, e.g., debt issue costs.  At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings; retrospective treatment is not permitted.  Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 for companies electing to adopt its provisions.

As permitted, we elected not to adopt the provisions of this statement; thus SFAS 159 had no effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and market our products primarily in North America and, to a lesser extent, in Europe and the rest of the world. We are billed by and pay our third-party manufacturers in U.S. dollars (“USD”). Sales to our international customers are transacted primarily in the country’s local currency. As a result, our financial results could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets.

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements. We recorded net losses of $0.5 million and $2.0 million on our foreign currency forward contracts for the three and six months ended June 30, 2008, as compared to net losses of $1.5 million and $1.4 million for the same periods in 2007. We recorded net gains of $0.2 million and $1.4 million on the underlying transactions denominated in foreign currencies for the three and six months ended June 30, 2008, as compared to net gains of $2.1 million and $1.8 million for the same periods in 2007.

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts outstanding as of June 30, 2008 follows:

	Average	Notional	Fair
	Forward	Amount in	Value of
	Exchange	Local	Instruments
	Rate per $1	Currency	in USD
		(1)	(2)
Currencies:
Euro (USD/Euro)	1.575	3,367	$6
Canadian Dollar (C$/USD)	1.015	2,795	6
Mexican Peso (MXP/USD)	10.375	40,862	(8)
Total fair value of instruments in USD			$4

(1) In thousands of local currency
(2) In thousands of USD

Cash equivalents, short-term and long-term investments are presented at fair value on our balance sheet. We invest our excess cash in accordance with our investment policy. At June 30, 2008, June 30, 2007 and December 31, 2007, our cash was invested primarily in money market funds, commercial paper and auction rate securities. Any adverse changes in interest rates or securities prices may decrease the value of our investments and operating results.

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

Based upon the controls evaluation, our CEO and CFO have concluded that our disclosure controls were effective as of June 30, 2008.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, LeapFrog is party to various pending claims and lawsuits. For information regarding legal proceedings in which LeapFrog has recently been or is currently involved, see “Part I, Item. 3 Legal Proceedings” in our 2007 Form 10-K (“10-K”), as filed with the Securities and Exchange Commission on March 13, 2008. For an update to the 2007 10-K information, see "Note 11. Commitments and Contingencies" in "Notes to Consolidated Financial Statements".

ITEM 1A. RISK FACTORS

Our business and the results of its operations are subject to many factors, some of which are beyond our control. The following is a description of the risks and uncertainties that may affect our future financial performance.

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

Our products are marketed through a diverse spectrum of advertising and promotional programs, and as a greater percentage of our products become web-connected; we are increasing our online promotional programs and marketing activities. Our ability to sell product is dependent in part upon the success of these programs. If we do not successfully market our products, or if media or other advertising or promotional costs increase, these factors could have a material adverse effect on our business and results of operations.

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

Since we import our finished goods from overseas to our domestic warehouses in California, any disruption at the ports from which our products are shipped from or to may result in us failing to meet our desired shipping schedules, which in turn could adversely affect our operating results.

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

Recently, there have been product quality issues for other producers of toys and other companies who manufacture goods in China. In addition, there have been concerns about foreign exchange rates and rising labor and energy costs related to doing business in China.  We outsource substantially all of our finished goods assembly, using several Asian manufacturers, most of which manufacture our products at facilities in the Guangdong province in the southeastern region of China. We depend on these manufacturers to produce sufficient volumes of our finished products in a timely fashion, at satisfactory quality and cost levels and in accordance with our and our customers’ terms of engagement. If our manufacturers fail to produce quality finished products on time, at expected cost targets and in sufficient quantities, or if any of our products are found to be tainted or otherwise raise health or safety concerns, our reputation and operating results would suffer. In addition, as we do not have long-term agreements with our manufacturers, they may stop manufacturing for us at any time, with little or no notice. We may be unable to manufacture sufficient quantities of our finished products or we may be unable to manufacture them at targeted cost levels, and our business and operating results could be harmed.

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

We are subject to the Federal Hazardous Substances Act, the Flammable Fabrics Act, regulation by the Consumer Product Safety Commission, or CPSC, and other similar federal, state and international rules and regulatory authorities, some of which have conflicting standards and requirements. Our products could be subject to involuntary recalls and other actions by such authorities. Concerns about potential public harm and liability may lead us to voluntarily recall selected products. Recalls or post-manufacture repairs of our products could harm our reputation and our competitive position, increase our costs or reduce our net sales. Costs related to unexpected defects include the costs of writing down the value of inventory of defective products and providing product replacement as well as the cost of defending against litigation related to the defective products. Further, as a result of recent recalls and safety issues related to products of a number of manufacturers in the toy industry, some of our retailer customers have been increasing their testing requirements of the products we ship to them. These additional requirements may result in delayed or cancelled shipments, increased logistics and quality assurance costs, or both, which could adversely affect our operations and business results. In addition, recalls or post-manufacturing repairs by other companies in our industry could affect consumer behavior and cause reduced purchases of our products and increase our quality assurance costs in allaying consumer concerns.

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

In the course of our business, we periodically receive claims of infringement or otherwise become aware of potentially relevant patents, copyrights, trademarks or other intellectual property rights held by other parties. Responding to any infringement claim, regardless of its validity, may be costly and time-consuming and may divert our management and key personnel from our business operations. If we, our distributors or our manufacturers are adjudged to be infringing the intellectual property rights of any third party, we or they may be required to obtain a license to use those rights, which may not be obtainable on reasonable terms, if at all. We also may be subject to significant damages or injunctions against the development and sale of some of our products or against the use of a trademark or copyright in the sale of some of our products. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all the liability that could be imposed. For more information regarding litigation matters, see “PART I, Item. 3 Legal Proceedings—Tinkers & Chance v. LeapFrog Enterprises, Inc.” in our 2007 Form 10-K.

Weak economic conditions could have a material adverse effect on our business.

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

Natural disasters, armed hostilities, terrorism, labor strikes or public health issues could have a material adverse effect on our business.

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

Holders of our Class A common stock will not be able to affect the outcome of any stockholder vote. Our Class A common stock entitles its holders to one vote per share, and our Class B common stock entitles its holders to ten votes per share on all matters submitted to a vote of our stockholders. As of June 30, 2008, Lawrence J. Ellison and entities controlled by him beneficially owned approximately 16.6 million shares of our Class B common stock, which represents approximately 53% of the combined voting power of our Class A common stock and Class B common stock. As a result, Mr. Ellison controls all stockholder voting power, including with respect to:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

       None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 On June 5, 2008, we held our annual meeting of the stockholders for the purpose of:

•	Electing eight directors to serve for the ensuing year and until their successors are elected and qualified

•
Approving a one-time stock option exchange program under which eligible LeapFrog employees (including our executive officers) and members of our board of directors would be able to elect to exchange outstanding stock options issued under our equity plans for new lower-priced stock options, including, as part of the stock option program, approval of the issuance of options to our Chief Executive Officer.

•	Ratifying the selection by the audit committee of our board of directors of Ernst & Young LLP as our independent registered accounting firm for our fiscal year ending December 31, 2008.

The following directors were elected to our board of directors according to the following votes:

	For	Withheld
Steven B. Fink	292,366,869	17,937,138
Jeffrey G. Katz	302,972,251	7,331,756
Thomas J. Kalinske	302,784,280	7,519,727
Stanley E. Maron	302,961,960	7,342,047
E. Stanton McKee, Jr.	303,256,552	7,047,455
David C. Nagel	302,118,861	8,185,146
Ralph R. Smith	302,096,853	8,207,154
Caden Wang	303,268,281	7,035,726

The one-time stock option exchange program, including approval of the issuance of stock options to our Chief Executive Officer, as described above was approved by the following vote:

For	Against	Abstain	Broker Non-Votes
279,860,931	24,175,652	102,445	6,164,979

The proposal to ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2008 was ratified by the following vote:

For	Against	Abstain	Broker Non-Votes
309,873,844	399,468	30,695

ITEM 5. OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS:

3.03(a)	Amended and Restated Certificate of Incorporation.
3.04(b)	Amended and Restated Bylaws.
4.01(c)	Form of Specimen Class A Common Stock Certificate.
4.02(b)	Fourth Amended and Restated Stockholders Agreement, dated May 30, 2004, among LeapFrog and the investors named therein.
10.1(d)
 Amendment No. 1 to the Credit Agreement dated as of May 15, 2008, among LeapFrog Enterprises, Inc., the banks, financial institutions and other institutional lenders named therein and Bank of America, N.A.

10.2(e)*
Form of Stock Option Agreement, between LeapFrog Enterprises, Inc. and Jeffrey G. Katz on June 9, 2008 for 123,954 shares of Class A common stock at a per-share exercise price of $11.82, and 397,384 shares of Class A common stock at a per-share exercise price of $14.79.

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
(d)	Filed as an exhibit to LeapFrog’s Current Report on Form 8-K filed with Securities and Exchange Commission on May 21, 2008 (SEC File No. 001-31396) and incorporated herein by reference
(e)	Filed as an exhibit to LeapFrog’s Current Report on Form 8-K filed with Securities and Exchange Commission on June 11, 2008 (SEC File No. 001-31396) and incorporated herein by reference
*	Reflects compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc.
(Registrant)
/s/ Jeffrey G. Katz

Jeffrey G. Katz
President and Chief Executive Officer
(Authorized Officer)

Date: August 7, 2008

/s/ William B. Chiasson

William B. Chiasson
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2008