Form 10-Q
period 2008-09-30
LEAPFROG ENTERPRISES INC
filed 2008-11-06
CIK 1138951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of October 31, 2008, 36,145,807 shares of Class A common stock, par value $0.0001 per share, and 27,614,176 shares of Class B common stock, par value $0.0001 per share, respectively, of the registrant were outstanding.

LEAPFROG ENTERPRISES, INC.

TABLE OF CONTENTS

	Part I.
	Financial Information
		Page
Item 1.	Financial Statements:
	Unaudited Consolidated Balance Sheets at September 30, 2008 and 2007
	and December 31, 2007	3
	Unaudited Consolidated Statements of Operations for the Three and Nine Months
	ended September 30, 2008 and 2007	4
	Unaudited Consolidated Statements of Cash Flows for the Nine Months
	ended September 30, 2008 and 2007	5
	Notes to Unaudited Consolidated Financial Statements for the Three and Nine Months
	ended September 30, 2008 and 2007	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results
	of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	38

	Part II.
	Other Information
		Page

Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Submission of Matters to a Vote of Security Holders	47
Item 5.	Other Information	47
Item 6.	Exhibits	48

Signatures		48

PART I.

FINANCIAL INFORMATION

LEAPFROG ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,		December 31,
	2008	2007	2007
	(Unaudited)		(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$23,644	$71,677	$93,460
Short-term investments	-	11,800	-
Accounts receivable, net of allowances	160,192	118,527	126,936
Inventories	96,907	110,261	52,415
Prepaid expenses and other current assets	13,121	21,388	20,427
Deferred income taxes	3,072	4,578	3,405
Total current assets	296,936	338,231	296,643
Property and equipment, net	36,335	32,616	34,017
Deferred income taxes	216	277	213
Intangible assets, net	23,799	24,866	24,512
Long-term investments	8,701	14,000	10,925
Other assets	3,651	9,070	4,153
Total assets	$369,638	$419,060	$370,463

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$77,176	$69,472	$46,868
Accrued liabilities and deferred revenue	43,839	48,904	57,591
Income taxes payable	187	1,955	93
Total current liabilities	121,202	120,331	104,552
Long-term liabilities	23,024	23,751	22,438
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $0.0001; 139,500 shares authorized;
shares issued and outstanding: 36,141, 35,782 and 35,857 at
September 30, 2008 and 2007, and December 31, 2007, respectively	4	4	4
Class B common stock, par value $0.0001; 40,500 shares authorized;
shares issued and outstanding: 27,614 at September 30, 2008 and 2007,
and December 31, 2007, respectively	3	3	3
Treasury stock	(185)	(185)	(185)
Additional paid-in capital	361,763	351,625	353,857
Accumulated other comprehensive income	2,023	5,217	4,036
Accumulated deficit	(138,196)	(81,686)	(114,242)
Total stockholders’ equity	225,412	274,978	243,473
Total liabilities and stockholders’ equity	$369,638	$419,060	$370,463

See accompanying notes.

LEAPFROG ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$194,626	$144,045	$321,240	$260,965
Cost of sales	109,300	83,272	187,896	155,205
Gross profit	85,326	60,773	133,344	105,760

Operating expenses:
Selling, general and administrative	27,172	41,896	83,945	104,240
Research and development	11,688	14,242	36,674	42,735
Advertising	14,590	12,804	26,915	22,610
Depreciation and amortization	2,484	2,386	7,201	7,315
Total operating expenses	55,934	71,328	154,735	176,900
Income (loss) from operations	29,392	(10,555)	(21,391)	(71,140)
Other income (expense):
Interest income	305	1,470	2,202	5,908
Interest expense	(1)	(14)	(34)	(88)
Other, net	(1,753)	(569)	(4,310)	(151)
Total other income (expense)	(1,449)	887	(2,142)	5,669
Income (loss) before income taxes	27,943	(9,668)	(23,533)	(65,471)
Provision for income taxes	3,892	637	421	3,290
Net income (loss)	$24,051	$(10,305)	$(23,954)	$(68,761)

Net income (loss) per common share:
Class A and B - basic	$0.38	$(0.16)	$(0.38)	$(1.09)
Class A and B - diluted	$0.38	$(0.16)	$(0.38)	$(1.09)
Weighted average shares used to calculate
net income (loss) per common share:
Class A and B - basic	63,683	63,376	63,589	63,319
Class A and B - diluted	63,923	63,376	63,589	63,319

See accompanying notes.

LEAPFROG ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Net loss	$(23,954)	$(68,761)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization	15,614	14,171
Unrealized foreign exchange (gain) loss	1,826	(3,092)
Deferred income taxes	330	(3,551)
Stock-based compensation expense	8,015	7,395
Impairment of investment in auction rate securities	2,822	-
Investment accretion	-	(792)
Provision for (recovery on) doubtful accounts	942	(228)
Other changes in operating assets and liabilities:
Accounts receivable	(34,198)	12,045
Inventories	(44,492)	(37,240)
Prepaid expenses and other current assets	7,306	1,968
Other assets	502	67
Accounts payable	30,308	22,752
Accrued liabilities and deferred revenue	(13,752)	10,147
Long-term liabilities	586	4,083
Income taxes payable	94	1,231
Other	41	(608)
Net cash used by operating activities	(48,010)	(40,413)
Investing activities:
Purchases of property and equipment	(17,260)	(17,922)
Purchases of investments	-	(460,329)
Sales of investments	-	516,088
Net cash (used) provided by investing activities	(17,260)	37,837
Financing activities:
Proceeds from stock option exercises and employee
stock purchase plans	623	2,389
Net cash paid for payroll taxes on restricted stock unit
releases	(731)	(746)
Net cash (used) provided by financing activities	(108)	1,643
Effect of exchange rate changes on cash	(4,438)	5,296
Net change in cash and cash equivalents for the period	(69,816)	4,363
Cash and cash equivalents at beginning of period	93,460	67,314
Cash and cash equivalents at end of period	$23,644	$71,677

See accompanying notes.

LEAPFROG ENTERPRISES, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

1. Significant Accounting Policies

 Basis of Presentation

In the opinion of management, all  normal and recurring adjustments considered necessary for a fair presentation of the financial position and interim results of LeapFrog Enterprises, Inc. (collectively, the “Company” or “LeapFrog” unless the context indicates otherwise)  as of and for the periods presented have been included. The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  The consolidated financial statements include the accounts of LeapFrog Enterprises, Inc. and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant and subjective judgments include sales returns and allowances, the valuation and nature of impairments of financial instruments, inventory valuation, the recognition, measurement and valuation of current and deferred income tax assets and liabilities, the assessment of recoverability of long-lived assets, valuation of intangible assets, valuation of capitalized content costs and stock-based compensation assumptions. The analysis of historical and future trends can require extended periods of time to resolve and are subject to change from period to period. The actual results experienced may differ from management’s estimates.

Fair Values of Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”) which provides for a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis (at least annually). Therefore, in 2008, the Company adopted the provisions of SFAS 157 with respect to its financial assets and liabilities (“financial instruments”) only.

On October 10, 2008, the FASB issued Staff Position No. FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”).  This pronouncement provides more detailed guidance on issues such as deciding when a previously non-Level 3 asset should be reclassified to Level 3 (valued using significant unobservable inputs) and the use of valuation techniques such as the discounted cash flow approach or reference to broker quotes in an inactive market. The Company is currently following the guidance in FSP 157-3 as applicable.

LEAPFROG ENTERPRISES, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

In accordance with the provisions of SFAS 157, the fair values of the Company’s financial instruments, consisting of short-term money market funds and long-term investments in auction rate securities (“ARS”), reflect the estimates of amounts that would be either received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The fair value estimates presented in this report are based on information available to the Company as of September 30, 2008 and 2007, January 31, 2008 and December 31, 2007.

The carrying values of the money market funds and foreign currency forward contracts approximate fair value for all periods reported.  At September 30, 2008, the money market funds held by the Company were invested almost exclusively in U.S. government obligations. The Company has estimated the fair value of its investment in ARS as of September 30, 2008 and December 31, 2007 using significant unobservable inputs. At September 30, 2007 the Company used the market approach to value the ARS.  The Company estimated the fair value of its currency contracts at September 30, 2008 and 2007 and December 31, 2007 using a market approach.

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

The Company updates its estimates of the fair values of its financial instruments at least quarterly, using the guidance provided in SFAS 157. In this process, the Company obtains and evaluates the most recently available market information for observable inputs (Level 1 and Level 2 instruments) and updates its evaluation of unobservable inputs for Level 3 instruments.  The fair values of the financial instruments are written down when the fair value drops below the carrying value of the financial instrument.

The Company recognizes write-downs to the fair values of its financial instruments in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).  Unrealized losses that are deemed to be temporary are recorded in “accumulated other comprehensive income,” a component of stockholders’ equity; losses deemed to be “other than temporary” are recorded in the statements of operations in “other income (expense).”  The characterization of losses as temporary or “other than temporary” requires management to make complex and subjective judgments, using currently available data as well as projections about the potential impact of possible future events and conditions, which judgments and projections are inherently uncertain.

Accounts Receivable and Related Allowances

The Company reduces gross accounts receivable by an allowance for amounts it believes may become uncollectible. Determining the amounts that may become uncollectible requires judgment that may have a significant effect on the amounts reported in accounts receivable. This allowance is an estimate based primarily on management’s evaluation of the customer’s financial condition in the context of current economic conditions, past collection history and aging of the accounts receivable balances.

The Company also provides estimated allowances against revenues and accounts receivable for product returns, defective products, charge-backs, discounts and co-operative promotional agreements with customers in the same period that the related revenue is recorded. The allowances are estimated utilizing historical information for existing products. For new products, the allowance is estimated for product returns on the basis of the specific terms for product returns of that product and experience with similar products.

LEAPFROG ENTERPRISES, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

 The Company also considers current inventory levels of its retailers, sell-through of its retailers and distributors, current trends in retail for its products, changes in customer demand for its products and other related factors.

Accounts receivable are reported on the balance sheet net of all allowances that have been provided.

The Company continually evaluates its historical experience and adjusts the allowances as appropriate. These adjustments result in changes in net sales, gross margin and accounts receivable. Management performed an evaluation of all accounts receivable-related allowances, using the most recent historical trend data available to the Company, as of September 30, 2008. The evaluation resulted in a reduction of the allowances for unclaimed reimbursements due to customers under promotional and co-operative advertising agreements of $3,328, an increase in net sales of $2,665 and a decrease in advertising expense of $663 for the three and nine months ended September 30, 2008 as compared to $0 for the three and nine months ended September 30, 2007.

Intangible Assets

The Company’s intangible assets comprise primarily goodwill arising from two acquisitions in 1997 and 1998, which the Company accounts for in accordance with the guidelines of SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 defines goodwill as “the excess of the cost of an acquired entity over the net of the estimated fair values of the assets acquired and the liabilities assumed at date of acquisition.”  Goodwill, as well as all of the Company’s other intangible assets, is allocated to its U.S. reporting unit, or U.S. Consumer segment, pursuant to SFAS 141.

Goodwill and all other intangible assets with indefinite lives (collectively, “intangible assets”) are tested at least annually by the Company for impairment, as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). When evaluating goodwill for impairment, SFAS 142 requires the Company to first compare the fair value of the reporting unit to its carrying value to determine if there is an impairment loss. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired. Application of the goodwill impairment tests require significant judgment by management, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, determination of the fair value of each reporting unit and projections of future net cash flows, which judgments and projections are inherently uncertain.

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

The determination of whether the intangible assets are impaired involves numerous assumptions, estimates and the application of significant judgment. For the market approach, considerable judgment is required to select comparable companies and estimate the multiples of revenues implied by their market values. For the DCF approach, the Company must exercise judgment in selecting an appropriate discount rate and must also make numerous assumptions in order to develop future business and financial forecasts and the related estimates of future net cash flows. Future net cash flows depend primarily on future product sales, which are inherently difficult to predict. This is especially true at times such as the present, when a significant portion of LeapFrog’s future net sales is expected to be generated not by existing products but by products the Company has introduced, and plans to introduce, in the current year and in future years.

LEAPFROG ENTERPRISES, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

The Company last tested its goodwill and other intangible assets with indefinite lives for impairment as of December 31, 2007 and determined that no adjustments to the carrying values of the intangible assets were necessary as of that date. On a quarterly basis, the Company considers the need to update its most recent annual tests for possible impairment of its intangible assets with indefinite lives, based on management’s assessment of changes in its business and in other economic factors since the most recent annual evaluation.  Such changes, if significant or material, could indicate a need to update the most recent annual tests for impairment of the intangible assets during the current period. The results of these tests could lead to write-downs of the carrying values of the intangible assets in the current period. During the third quarter of 2008, the Company considered whether it was necessary to update the impairment testing of its intangible assets from December 31, 2007 to September 30, 2008.  Although general economic conditions have deteriorated since December 31, 2007, management determined, after considering relevant facts and circumstances, that the deterioration in the economy had not significantly altered the assumptions used at December 31, 2007 for the Company’s impairment testing. Thus, management concluded that it was not necessary to update the December 31, 2007 impairment tests as of September 30, 2008.  The Company will perform its routine comprehensive review of its intangible assets for impairment as of December 31, 2008.

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

Such costs are capitalized once the technological feasibility of a product is established and costs are determined to be recoverable. For products where proven technology exists, such as with the Company’s proprietary platforms, technological feasibility occurs early in the development cycle.  Amortization of these costs begins when the products are initially released for sale and continues over a three-year life using the accelerated method referred to as the “sum of the years’ digits.”  The Company evaluates the future recoverability of capitalized amounts on a quarterly basis. Capitalized costs for products that are cancelled, abandoned or otherwise deemed impaired are charged to expense in the period of cancellation. The September 30, 2008 evaluation identified capitalized costs for several mature or retiring platforms that had recently reached the end of their useful lives.  Accordingly, the Company accelerated the amortization of these costs to September 30, 2008, resulting in an increase in cost of sales in the statements of operations of $1,487 for the three and nine months ended September 30, 2008 as compared to $0 for the same 2007 periods.

Capitalized content costs are included in property and equipment on the balance sheet; the related amortization is included in cost of sales in the statements of operations.

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

LEAPFROG ENTERPRISES, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

Recent Accounting Pronouncements Not Yet Adopted

 In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a significant impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the potential impact of SFAS 161 on its financial statements.

In February 2008, the FASB issued FASB Staff Position No. FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which provides for a one-year deferral of the effective date of SFAS 157  for non-financial assets and non-financial liabilities, except those that are already recognized or disclosed in the financial statements at fair value on a recurring basis (at least annually). Pursuant to this pronouncement, the Company adopted the provisions of SFAS 157 as of January 1, 2008 with respect to its financial assets and liabilities only.  FSP 157-2 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the potential impact of FSP No.157-2 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option is elected will be recognized in net earnings at each subsequent reporting date. The adoption of SFAS 159 in 2008 did not have an effect on the Company’s consolidated financial statements during 2008 as the Company did not elect the fair value option.

2.	Stock-Based Compensation

The Company offers the following three types of stock-based compensation awards to its employees, directors and certain consultants: stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”). The awards can be used to purchase shares of the Company’s Class A common stock. The awards are exercisable over a period not to exceed ten years and generally vest over a period of four years. The table below summarizes the activity for the awards during the nine months ended September 30, 2008.

LEAPFROG ENTERPRISES, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

	Stock	RSUs/	Total
	Options	RSAs	Awards
Outstanding at December 31, 2007	9,093	1,117	10,210
Activity for nine months ended September 30, 2008:
Grants (1)	4,938	307	5,245
Stock option exercises/vesting RSUs	(77)	(269)	(346)
Retired or forfeited (1)	(5,579)	(180)	(5,759)
Total stock-based compensation awards
outstanding at September 30, 2008	8,375	975	9,350

Total stock-based compensation awards
available for grant at September 30, 2008			4,542
(1) Pursuant to the Company's one-time stock option exchange program, which expired on June 9, 2008, the Company issued 3,669 stock options and accepted in exchange 4,936 stock options, which were subsequently retired.

The Company accounts for stock-based compensation expense in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). The table below summarizes stock-based compensation expense for the three and nine month periods ended September 30, 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
SG&A:
Stock options	$1,707	$1,280	$5,187	$3,664
RSUs	653	416	1,611	731
RSAs	7	84	89	276
Total SG&A	2,367	1,780	6,887	4,671
R&D:
Stock options	177	709	552	2,022
RSUs	359	316	576	554
RSAs	-	45	-	148
Total R&D	536	1,070	1,128	2,724
Total stock-based compensation expense	$2,903	$2,850	$8,015	$7,395

In accordance with SFAS No. 123(R), stock-based compensation expense is calculated based on the fair value of each award at grant date.  The fair value is estimated using the Black-Scholes option pricing model, with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected term of option in years	6.25	6.25	6.25	6.25
Volatility rate	45%	40%	40% - 45%	40%
Risk-free interest rate	3.11- 3.49%	4.28 - 4.92%	3.11- 3.64%	4.28 - 5.05%
Dividend yield rate	0%	0%	0%	0%

LEAPFROG ENTERPRISES, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

3.	Fair Values of Financial Instruments and Investments

Effective January 1, 2008 the Company implemented the provisions of SFAS 157 with respect to its financial assets and liabilities. The Company follows the guidance in FSP 157-3, which was issued on October 10, 2008. The carrying values and estimated fair values of the Company’s financial instruments, which include short-term money market funds, foreign exchange forward contracts and short-term and long-term investments in ARS, were estimated and accounted for in accordance with SFAS 157 and related guidance and are presented in the table below for the periods ended September 30, 2008 and 2007 and December 31, 2007.

		Estimated Fair Value Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2008:
Financial Assets:
Money market funds -
(U.S. government obligations only)	$17,700	$17,700	$-	$-
Forward currency contracts	468	-	468	-
Long-term investments	8,701	-	-	8,701
Total financial assets	$26,869	$17,700	$468	$8,701
December 31, 2007:
Financial Assets:
Money market funds	$53,151	$53,151	$-	$-
Long-term investments	10,925	-	-	10,925
Total financial assets	$64,076	$53,151	$-	$10,925
Financial Liabilities:
Forward currency contracts	$192		$192
September 30, 2007:
Financial Assets:
Money market funds	$44,141	$44,141	$-	$-
Auction rate securities - short-term	11,800	11,800	-	-
Long-term investments	14,000	-	-	14,000
Total financial assets	$69,941	$55,941	$-	$14,000
Financial Liabilities:
Forward currency contracts	$354		$354

In accordance with SFAS No. 157, to measure fair value, the Company applies a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable. The three levels are as follows:

•
Level 1 assets comprise cash and money market funds with original maturities of three months or less. Level 1 assets continue to be considered highly liquid and are stated at cost, which approximates market value.

LEAPFROG ENTERPRISES, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

•
 The Company’s investments in ARS as of September 30, 2007 were originally classified as short-term investments and characterized as Level 1 assets. At September 30, 2007, their cost approximated market value.  The short-term ARS totaling $11,800 were liquidated at par. During the fourth quarter of 2007, the remaining total of $14,000 in ARS was found to be impaired.  The $14,000 has been classified as a long-term investment and a Level 3 asset in the above table to conform the 2007 presentation to the 2008 presentation.

•
Level 2 assets comprise outstanding foreign exchange forward contracts. At September 30, 2008 and 2007, the Company had outstanding foreign exchange forward contracts, all with maturities of approximately one month, to purchase and sell the equivalent of approximately $42,608 and $48,176, respectively in foreign currencies, including Canadian Dollars, Euros and Mexican Pesos. The fair market values of these instruments at September 30, 2008 and September 30, 2007 were $468 and $(354), respectively. At September 30, 2008, the fair value of these contracts was recorded in prepaid expenses and other current assets and, at September 30, 2007, in accrued liabilities and deferred revenue.

•
Level 3 assets comprise the Company’s investment in auction rate securities.  The uncertainties in the credit and financial markets since the fourth quarter of 2007 have prevented the Company and other investors from liquidating their holdings of ARS in auctions of these securities during the nine months ended September 30, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. As there have been no observable market transactions for these transactions since the fourth quarter of 2007, they have been classified as Level 3 assets.  At September 30, 2008, the Company used various significant unobservable inputs, including its assessment of a valuation performed at September 30, 2008 in accordance with the provisions of SFAS 157, to value its investment in ARS. In accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), all declines in value are recorded as “other than temporary” losses in the statements of operations as “other income (expense)”.

The Company accounts for its investments in debt and equity securities according to the provisions of SFAS 115, which requires that adjustments to the fair value of debt and equity securities that are considered to be temporary are recorded as a component of “accumulated other comprehensive income,” an equity account on the balance sheet. A decline in the fair value of investment securities below cost that is deemed to be “other than temporary” results in a reduction of the carrying amount to fair value with the impairment charged to earnings. Concentration of credit risk is managed by diversifying investments among a variety of high credit-quality issuers.

For the three and nine months ended September 30, 2008 the Company accounted for losses incurred on its ARS as shown below:

LEAPFROG ENTERPRISES, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

		Accumulated Other
	Long-term	Comprehensive	Losses on
	Investments	Income **	Investments
Balance at December 31, 2007	$10,925	$(598)	$-
Unrealized losses for three months ended:
March 31, 2008	(255)	(74)	(181)
June 30, 2008	(877)	-	(877)
September 30, 2008	(1,092)	-	(1,092)
Unrealized losses classified as temporary in prior periods
charged to statements of operations at June 30, 2008:
Amount at December 31, 2007	-	598	(598)
Amount at March 31, 2008	-	74	(74)
Balance at September 30, 2008	$8,701	$-	$(2,822)

** Portion of the balance in "accumulated other comprehensive income" relating to temporary losses only.

The losses recorded in 2008 include $598 of losses that had previously been accounted for as temporary at December 31, 2007 and were thus included in equity as of December 31, 2007. The statement of operations for the second quarter of 2008 reflected these losses, as worsening credit market conditions throughout the first half of 2008 led management to conclude that it was unlikely that the Company would be able to collect its total investment in the impaired securities in the foreseeable future.

Given the continuing turmoil in the credit markets, it is possible the fair values of these investments may continue to decline. The Company will continue to evaluate and monitor the carrying value of its investment in ARS in light of changing economic circumstances and will adjust the carrying values as necessary.

4. Inventories

Inventories consisted of the following as of the periods presented:

	September 30,		December 31,
	2008	2007	2007
Inventories:
Raw materials	$7,713	$3,700	$2,358
Work in process	11,145	13,078	4,663
Finished goods	78,049	93,483	45,394
Total inventories	$96,907	$110,261	$52,415

At September 30, 2008 and 2007, the Company accrued liabilities for cancelled purchase orders totaling $267 and $104, respectively. The inventories related to these purchase orders will be returned to the Company and recorded either in raw materials or work in process. At December 31, 2007, the Company accrued $1,426 for cancelled purchase orders.  During the nine months ended September 30, 2008, the Company recorded sales of $3,970 on $2,868 of inventory written off in prior periods.  The Company also established new write-downs of $974, all of which related to inventory on hand at December 31, 2007.

LEAPFROG ENTERPRISES, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

5.  Income Taxes

The Company’s effective income tax rates were (1.8) % and (5.0) % for the nine months ended September 30, 2008 and 2007, respectively. The calculation of the effective tax rates for both periods included a non-cash valuation allowance recorded against the Company’s domestic deferred tax assets. During the quarter ended June 30, 2008, the Internal Revenue Service ("IRS") completed its audit of the Company's research and development ("R&D") carryback claims for the period of 2001-2003. As a result of the settlement, the Company received a $5,238 refund from the IRS in July 2008 and during the second quarter, recognized $925 of previously unrecognized tax benefit.  The total second quarter 2008 tax benefit attributable to this refund was $1,917, including interest paid by the IRS.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Deferred tax assets of $3,288 at September 30, 2008 were attributable to the Company’s foreign subsidiaries only, as the Company has offset its domestic deferred tax assets with a 100% valuation allowance in accordance with the provisions of SFAS 109, “Accounting for Income Taxes” (“SFAS 109”).  Deferred tax liabilities and other long-term tax liabilities of $20,868 are reported as long-term liabilities on the balance sheet.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits in the future could decrease by up to $5,699 over the course of the next twelve months due to expiring statutes of limitations.  Of this amount, up to $4,978 could be recognized as a tax benefit and affect the effective tax rate.

6. Comprehensive Net Income (Loss)

Comprehensive net income (loss) consists of net income (loss) and net gains (losses) incurred from translating the foreign currency-denominated financial statements of the Company’s subsidiaries into U.S. dollars, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$24,051	$(10,305)	$(23,954)	$(68,761)
Currency translation	(3,010)	1,741	(2,612)	2,095
Comprehensive net income (loss)	$21,041	$(8,564)	$(26,566)	$(66,666)

7. Derivative Financial Instruments

The Company transacts business in various foreign currencies, primarily in the British Pound, Canadian Dollar, Euro and Mexican Peso. As a safeguard against financial exposure from potential adverse changes in currency exchange rates, the Company engages in a foreign exchange hedging program. The program utilizes foreign exchange forward contracts to enter into fair value hedges of foreign currency exposures of underlying non-functional currency assets and liabilities that are subject to re-measurement.  The exposures are generated primarily through inter-company sales in foreign currencies and through U.S. dollar denominated sales by the Company’s foreign affiliates. The hedging program is designed to reduce, but does not always eliminate, the impact of the re-measurement of balance sheet items due to movements of currency exchange rates.

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

The following table shows a summary of the Company’s net hedging activities for the three and nine-month periods ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Summary of Hedging Activities:	2008	2007	2008	2007
Gains (losses) on foreign currency forward contracts	$829	$(916)	$(1,219)	$(2,354)
Gains (losses) on underlying transactions denominated
in foreign currency	(1,273)	586	127	2,422
Net gains (losses) on hedging activities	$(444)	$(330)	$(1,092)	$68

8. Net Income (Loss) per Share

The Company follows the provisions of Statement of Financial Accounting Standard No.128, “Earnings per Share” (“SFAS 128”) in calculating net income (loss) per share.  SFAS 128 requires the presentation of both basic and diluted net income (loss) per common share in the financial statements.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss) - numerator	$24,051	$(10,305)	$(23,954)	$(68,761)
Weighted average shares outstanding during periods - denominator
Class A and B - basic	63,683	63,376	63,589	63,319
Class A and B - diluted	63,923	63,376	63,589	63,319

Net income (loss) per share:
Class A and B - basic	$0.38	$(0.16)	$(0.38)	$(1.09)
Class A and B - diluted	$0.38	$(0.16)	$(0.38)	$(1.09)

In accordance with SFAS 128, unvested restricted stock units and certain stock options to purchase shares of LeapFrog Class A common stock (“Class A shares”) are excluded from the calculations of net loss per share for the nine months ended September 30, 2008 and 2007 and the three months ended September 30, 2007, as their effect on net loss per share would be antidilutive.

LEAPFROG ENTERPRISES, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

For the three months ended September 30, 2008, basic and diluted net income per share are the same because the average market price of the common stock outstanding during the period was very close to the average exercise price for the same period; thus, the amount of weighted average common stock equivalents included in the diluted calculation for the period was insignificant. Outstanding weighted average common stock equivalents of Class A shares excluded from the calculations were 261, 299 and 139 for these three periods, respectively.

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

LeapFrog’s reportable operating segments are as follows:

•
The U.S. Consumer segment, which includes the development, design and marketing of electronic educational hardware products and related content, sold primarily through retail and online channels in the United States.

•
The International segment, which includes the localization and marketing of electronic educational hardware products and related content, sold primarily in retail channels outside of the United States.

•	The School segment, which includes the development and distribution of electronic educational hardware products and related content, sold primarily to school systems in the United States.

The following tables set forth net sales and income (loss) from operations for each segment of the Company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales:
U.S. Consumer	$153,560	$109,581	$244,126	$184,878
International	38,188	30,178	63,163	56,491
School	2,878	4,286	13,951	19,596
Totals	$194,626	$144,045	$321,240	$260,965

Income (loss) from
operations:
U.S. Consumer	$25,374	$(10,586)	$(20,550)	$(71,507)
International	5,563	507	(403)	(2,394)
School	(1,545)	(476)	(438)	2,761
Totals	$29,392	$(10,555)	$(21,391)	$(71,140)

During the nine months ended September 30, 2008, the Company experienced planned reductions in force, affecting approximately 85 U.S. Consumer, three International and 43 School employees.

Due to the seasonal nature of the Company’s business, the sales trend and product mix during the three and nine month periods ended September 30, 2008 and 2007 are not necessarily indicative of its expected full year results.

LEAPFROG ENTERPRISES, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

For the three months ended September 30, 2008 and 2007, aggregate sales invoiced to the Company’s major customers, Wal-Mart, Toys “R” Us and Target, accounted for approximately 78% and 72% of gross sales for the U.S. Consumer segment,  respectively.  For the nine-month periods ended September 30, 2008 and 2007, aggregate sales invoiced to Wal-Mart, Toys “R” Us and Target accounted for approximately 76% and 73% of gross sales for the U.S. Consumer segment, respectively.

10. Borrowings Under Credit Agreements

In November 2005, the Company entered into a $75,000 asset-based revolving credit facility with Bank of America.  In May 2008 the Company, certain banks, financial institutions and other institutional lenders and Bank of America entered into Amendment No. 1 (the “Amendment”) to the original credit facility agreement, increasing the maximum borrowing availability on the credit line from $75,000 to $100,000. Availability under this agreement was $66,395 as of September 30, 2008. The borrowing availability varies according to the levels of the Company’s eligible accounts receivable, eligible inventory and cash and investment securities deposited in secured accounts with the administrative agent or other lenders. The termination date of the agreement is November 8, 2010.  Bank of America is committed to lend up to 75% of the total borrowing and Wachovia Capital Finance Corporation is committed to lend the remaining 25%.

The interest rate for the Company’s revolving credit facility is, at its election, the Bank of America prime rate (or base rate) or a LIBOR rate defined in the credit agreement, plus, in each case, an applicable margin.  The applicable margin for a loan depends on the average monthly usage and the type of loan.

The revolving credit facility contains customary events of default, including payment failures; failure to comply with covenants; failure to satisfy other obligations under the credit agreements or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; material judgments; change in control provisions and the invalidity of the guaranty or security agreements. The revolving credit facility prohibits the payment of cash dividends on the Company’s common stock.  The cross-default provision applies if a default occurs on other indebtedness in excess of $5,000 and the applicable grace period in respect of the indebtedness has expired, such that the lender of, or trustee for, the defaulted indebtedness has the right to accelerate. If an event of default occurs, the lenders may terminate their commitments, declare all borrowings under the credit facility as due immediately and foreclose on the collateral. As of September 30, 2008, the Company was in compliance with its covenants under this agreement.

There were no borrowings outstanding under this agreement at September 30, 2008 (See Note 12).

11. Commitments and Contingencies

From time to time, in the normal course of business, LeapFrog is party to various pending claims and lawsuits, none of which are expected to have a material impact on the financial statements.  The Company is party to the lawsuit described below.

Stockholder Class Actions

In December 2003, April 2005 and June 2005, six purported class action lawsuits were filed in federal district court for the Northern District of California against LeapFrog and certain of the Company’s former officers alleging violations of the Securities Exchange Act of 1934. These actions were consolidated into a single proceeding captioned In Re LeapFrog Enterprises, Inc. Securities Litigation.  Additional background information regarding these lawsuits is available in the Company's 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission filed on March 13, 2008.  In February 2008, the parties reached an agreement-in-principle to settle these class actions. In September 2008, the court issued a judgment and order approving the settlement and dismissing the case. The Company has not accrued any amount related to this matter because it expects the settlement to be funded by insurance.

LEAPFROG ENTERPRISES, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

12. Subsequent Event

On October 1, 2008, the Company borrowed a total of $30,000 on its $100,000 asset-based revolving credit facility to insure access to this funding, given current credit market conditions.  Subsequent to this borrowing, total debt under this facility was $30,000.  The borrowing was a LIBOR loan and the rate per annum on it through October 30, 2008 was 5.47%. Starting October 31, 2008, the Company selected a base-rate loan for the borrowing with an interest rate per annum of 4.0%. This rate may vary on a daily basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report on Form 10-Q, including the sections entitled “Part II, Item 1A-Risk Factors,” and “Item 2.  Management’s Discussion and Analysis of Financial Condition and Result of Operations” contains forward-looking statements, including statements regarding the scope and success of future launches, our expectations for sales, trends, margins, profitability, expenses, inventory or cash balances, capital expenditures, cash flows, or other measures of financial performance in future periods, future cash requirements and settlement of litigation. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” in Part II, Item 1A of this Form 10-Q and those found elsewhere in this Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “forecast,”  “potential,” “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

Overview

The following management’s discussion and analysis is intended to help the reader understand the results of our operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and the accompanying notes to the unaudited consolidated financial statements.

We design, develop and market a family of innovative technology-based learning platforms and related proprietary content for children of all ages at home and in schools around the world.  We have created more than 150 interactive software titles, covering important subjects such as phonics, reading, writing, math and others.  In addition, we have a broad line of stand-alone educational products, or toys, that do not require the separate purchase of software and are generally targeted at young children – from infants to five year olds.  Our products are available in six languages and are sold globally through retailers, distributors and directly to schools.   Our goal is to create educational products that kids love, parents trust and teachers value.

We organize, operate, and assess our business in three primary operating segments: U.S. Consumer, International and School.

Execution in 2008:

During 2008, we entered the “growth” phase of our corporate strategy as described in more detail in our 2007 Annual Report on Form 10-K filed on March 13, 2008.

In the second and third quarters of 2008, we began shipping several new, web-connected products which have driven the revenue growth achieved thus far this year.  These key products include the Tag reading system, or Tag, the Leapster2 handheld gaming system, or Leapster2, and the Didj handheld gaming system, or Didj. The Crammer, a study device, started shipping during the last week of the third quarter and was launched in the fourth quarter.  We introduced Tag, Leapster 2 and Didj in the U.S. during the second quarter of 2008 and in the international market during the third quarter of 2008. Our business is highly seasonal with a significant portion of our revenues occurring in the second half of the year, and in particular, during the fourth quarter. While we have had strong shipments to retailers in the second and third quarters of 2008, it is still early in our selling season. Questions remain about how retailers will manage their purchasing in the fourth quarter, given the prevailing adverse and anticipated deteriorating macroeconomic conditions and the potential impact of weaker consumer spending, particularly with respect to discretionary items.

 The potential business risk for us from macroeconomic conditions anticipated for the fourth quarter and into 2009 is discussed further in Part II, Item 1A. “Risk Factors” under the risk factor titled “The current economic crisis could have a material adverse effect on our business.”

An important part of our strategy has been to achieve profitability by increasing our gross margin.  The blended margins of our new products introduced in 2008, including both platforms and related content, are higher than the margins on our older products.  Including these new products in our product mix in 2008 has favorably impacted our 2008 gross margins.

Our corporate strategy also included an initiative to reduce our cost structure.  The total number of fulltime employees declined 28% from the end of the third quarter of 2007 to the end of the third quarter of 2008, due to a combination of reductions in force and the migration of certain aspects of our product development cycle to external parties.    These actions, in addition to significantly lower legal expenses in 2008, have contributed to lower selling, general and administrative and research and development expenses for the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007.  We plan to continue our efforts to reduce our cost structure through implementing continued improvements in efficiencies.

During the third quarter of 2008 we initiated a substantial change to our School operating segment. After several years of extensive investments in direct sales and in research and development, our School segment has continued to experience sales declines. In 2008, these sales declines accelerated dramatically. We believe this was primarily due to competition and severe funding constraints that limit school funds available for the supplemental category of products that LeapFrog School markets.  We will continue to offer our current line of School products through our website, www.LeapFrog.com, and a select group of education market resellers, but by year-end we will no longer market via our own sales force. Additionally, we have begun an extensive effort to work with large school publishers to use our technology platforms (notably Tag, our Tag Composer authoring tool, Learning Path, and our Didj custom gaming platform) and our content in their sales programs. As a result of this change, we have implemented reductions in force totaling 43 individuals which we expect to be completed by the end of the fourth quarter.

Beyond 2008, we plan to continue our “Fix, Reload, and Grow” strategy.  This year we launched our first four web-connected products, an expansive new library of content, and the learning feedback technology we market as Learning Path. We took these steps as a part of our efforts to sustainably grow sales and get up-to-date with what we believe to be the way kids increasingly play and learn. In particular, we launched the Tag reading system as the first step in our initiatives to re-establish what had been a very substantial business in the consumer learn-to-read market. We also extended our handheld educational gaming product line with the launch of web-connected Leapster2, and the Didj Custom Gaming system.

In 2009 and succeeding years we plan to introduce further launches in the reading arena and in educational gaming, substantially expand our content library, make substantial progress in establishing  parents’ familiarity with the Learning Path, and expand our online play components. Finally, we expect to make important progress in our Learning Toy product line, beginning in 2009. The next few years will also reflect a more methodical effort to concurrently launch our core product range internationally to boost our performance outside of the U.S.

Consolidated Results of Operations

Our consolidated results of operations for the three and nine months ended September 30, 2008 and 2007 are presented below.

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2008	2007	%	2008	2007	%

(Dollars in millions)
Consolidated Results of Operations
Net sales	$194.6	$144.0	35%	$321.2	$261.0	23%
Cost of sales	109.3	83.3	31%	187.9	155.2	21%
Gross profit	85.3	60.7	41%	133.3	105.8	26%
Operating expenses:
Selling, general and administrative	27.2	41.9	-35%	84.0	104.2	-19%
Research and development	11.7	14.2	-18%	36.7	42.7	-14%
Advertising	14.6	12.8	14%	26.9	22.6	19%
Depreciation and amortization	2.5	2.4	4%	7.2	7.4	-3%
Total operating expenses	56.0	71.3	-21%	154.8	176.9	-12%
Income (loss) from operations	29.3	(10.6)	376%	(21.5)	(71.1)	-70%
Other income (expense):
Interest income	0.3	1.5	-80%	2.2	5.9	-63%
Other, net	(1.7)	(0.6)	-183%	(4.3)	(0.3)	n/m
Total other income (expense)	(1.4)	0.9	-256%	(2.1)	5.6	-138%
Income (loss) before income taxes	27.9	(9.7)	388%	(23.6)	(65.5)	-64%
Provision for income taxes	3.9	0.6	n/m	0.4	3.3	n/m
Net income (loss)	$24.0	$(10.3)	333%	$(24.0)	$(68.8)	-65%

More detailed information regarding certain components of our results of operations by reportable operating segments (“segments”) is provided below.

Net Sales by Segment

A comparison of net sales by segment and the relationship of net sales for each segment to total company net sales for the three and nine months ended September 30, 2008 to the same periods in 2007, are shown in the tables below.

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
(Dollars in millions)	2008	2007	%	2008	2007	%
Net sales:
U.S. Consumer	$153.6	$109.5	40%	$244.1	$184.9	32%
International	38.2	30.2	26%	63.1	56.5	12%
School	2.8	4.3	-35%	14.0	19.6	-29%
Total	$194.6	$144.0	35%	$321.2	$261.0	23%

As a % of total Company net sales:
U.S. Consumer	79%	76%		76%	71%
International	20%	21%		20%	22%
School	1%	3%		4%	8%
Total	100%	100%		100%	100%

•
U.S. Consumer:  Net sales increased by 40% and 32%, respectively, during the three and nine months ended September 30, 2008 over the corresponding periods of the prior year. The increase was primarily due to strong retail shipments of hardware and content related to the Tag, Leapster2 and Didj systems. Net sales of new products, including content, introduced in 2008 totaled $80.2 million and $105.8 million, respectively, for the three and nine months ended September 30, 2008, respectively. Net sales for both 2008 periods also increased by $2.6 million related to a reduction in the allowances for unclaimed reimbursements due to customers under promotional and co-operative advertising agreements.

The tables below show sales by product category for the U.S. Consumer segment:

					% of Total Net Sales
	Three Months Ended				Three Months Ended
	September 30,		Change		September 30,
(Dollars in millions)	2008	2007	$	%	2008	2007
U.S. Consumer net sales:
Platform	$75.1	$38.5	$36.6	95%	49%	35%
Content	43.4	33.0	10.4	31%	28%	30%
Toys (stand-alone)	35.1	38.0	(2.9	-8%	23%	35%
Total	$153.6	$109.5	$44.1	40%	100%	100%

						% of Total Net Sales
	Nine Months Ended					Nine Months Ended
	September 30,		Change			September 30,
(Dollars in millions)	2008	2007		$	%	2008	2007
U.S. Consumer net sales:
Platform	$115.4	$65.4	$50.0		77%	47%	35%
Content	70.8	61.7	9.1		15%	29%	33%
Toys (stand-alone)	57.9	57.8	0.1		0%	24%	32%
Total	$244.1	$184.9	$59.2		32%	100%	100%

•
International:  Net sales increased 26% and 12%, respectively, during the three and nine months ended September 30, 2008 from the same periods in 2007. Excluding the impact of foreign currency, our International segment’s sales would have increased by 27% and 10%, respectively, for those same periods.  The increase in net sales for both 2008 periods was driven primarily by the launch of Tag and Leapster2, offset in part by declining sales of our retiring products.

•
School:  Net sales declined by 35% and 29%, respectively, in the three and nine months ended September 30, 2008 as compared to the 2007 periods. We believe that the decline was driven primarily by increased competition and budgetary issues impacting school funding, particularly decreases in school funding to purchase non-mandatory educational products such as ours.

Our business is seasonal, and the majority of our sales historically occur in the last two quarters of the year as retailers expand inventories for the holiday selling season. See “The current economic crisis could have a material adverse effect on our business.” under “Risk Factors” in Part II, Item 1A.

Gross Profit and Gross Margin

Gross profit and gross margin (gross profit as a percentage of net sales) for each segment for the three and nine months ended September 30, 2008 and 2007 were as follows:

		Three Months Ended			Nine Months Ended
		September 30,		Change	September 30,		Change
(Dollars in millions)		2008	2007	%	2008	2007	%
Gross profit:
U.S Consumer		$70.0	$50.4	39%	$104.0	$76.0	37%
International		14.5	8.1	79%	22.3	17.9	25%
School		0.8	2.2	-64%	7.0	11.9	-41%
Totals		$85.3	$60.7	41%	$133.3	$105.8	26%

Gross margin:	(1)			(2)			(2)
U.S Consumer		45.6%	46.0%	(0.4)	42.6%	41.1%	1.5
International		38.0%	26.8%	11.2	35.3%	31.7%	3.6
School		28.6%	51.2%	(22.6)	50.0%	60.7%	(10.7)

Total gross margin		43.8%	42.2%	1.6	41.5%	40.5%	1.0

(1) Gross margin by segment is calculated as a percentage of each segment's net sales; total gross margin is calculated as a percentage of total net sales for the Company.
(2) Percentage point change in gross margin

•
U.S. Consumer:  Gross margin for the three and nine months ended September 30, 2008 decreased by less than one percentage point and increased by 1.5 percentage points, respectively, from the same periods in 2007. While net sales for the three and nine months ended September 30, 2008 increased by 40% and 32%, respectively, from the same 2007 periods, the proportion of platform sales to total net sales increased also, from 35% in the 2007 periods to almost 50% in the 2008 periods.  Our platform products have a lower margin than our content offerings.

The gross margin for the three and nine months ended September 30, 2008 was also impacted by the following items: an increase of $2.6 million in net sales, related to a reduction in the allowances for unclaimed reimbursements due to customers under promotional and co-operative advertising agreements, given the lack of customer performance, aging of potential claims and our assessment that the likelihood of payout on the claims was remote; an increase in cost of sales of $1.3 million related to accelerating the amortization of capitalized content costs of recently discontinued products and an increase of $1.1 million in cost of sales related to a voluntary recall of the recharging station made for our Didj product because of concerns about batteries overheating when the charger was used improperly.

•
International: Gross margin for the three months ended September 30, 2008 increased by 11.2 percentage points from the same 2007 period, due primarily to the launch of Tag and Leapster2 in the International market during third quarter as well as the impact of reduced costs associated with improved inventory management, which led to fewer inventory write-downs and lower warehousing costs in the 2008 period as compared to the 2007 period. Gross margin for the nine months ended September 30, 2008 increased by 3.6 percentage points from the same 2007 period, primarily due to an improved product mix in 2008.

•
School:  Gross margin for the three and nine months ended September 30, 2008 decreased by 22.6 and 10.7 percentage points, respectively, compared to the same periods in 2007.  The decrease in both 2008 periods was primarily due to the impact of fixed costs, such as warehouse costs, on a significantly lower sales base in the 2008 periods as compared to 2007. During the 2008 periods, gross margin for School was impacted by a $0.2 million increase in cost of sales related to accelerating the amortization of capitalized content costs of recently discontinued products.

Operating Expenses

The tables below present the relationship of selling, general and administrative, or SG&A, research and development, or R&D, and advertising expense to net sales.

We record most of our indirect operating expenses, such as salaries of corporate and administrative personnel, and other corporate administrative costs, in our U.S. Consumer segment; we do not allocate these costs to our International and School segments.

•	Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
(Dollars in millions)	2008	2007	%	2008	2007	%
SG&A:
U.S. Consumer	$20.6	$34.6	-40%	$63.3	$81.5	-22%
International	4.8	5.0	-4%	14.8	14.9	-1%
School	1.8	2.3	-22%	5.9	7.8	-24%
Total	$27.2	$41.9	-35%	$84.0	$104.2	-19%
Total SG&A as a % of total
Company net sales	14%	29%		26%	40%

Selling, general and administrative expense consists primarily of salaries and related employee benefits including stock-based compensation, legal fees, marketing expenses, systems costs, rent, office equipment, supplies and professional fees. We record most of our indirect expenses in our U.S. Consumer segment and do not allocate these expenses to our International and School segments.

Consistent with our corporate strategy, selling, general and administrative expenses decreased for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, primarily due to a reduction in legal expenses in 2008 as well as lower salary expense resulting from workforce reductions implemented during 2008 and the latter half of 2007. Legal expenses in the third quarter of 2007 included $7.5 million related to the settlement of a patent lawsuit.

•	Research and Development

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
(Dollars in millions)	2008	2007	%	2008	2007	%
R&D:
U.S. Consumer	$10.3	$13.4	-23%	$32.7	$40.1	-18%
International	0.9	0.5	80%	3.0	1.7	76%
School	0.5	0.3	67%	1.0	0.9	11%
Total	$11.7	$14.2	-18%	$36.7	$42.7	-14%
Total R&D as a % of total
Company net sales	6%	10%		11%	16%

Research and development expenses include payroll, employee benefits including stock-based compensation and other related expenses associated with content development, product development and engineering.  Research and development expenses also include third-party development and programming costs and localization costs incurred to translate content for international markets.  We record most of our indirect expenses in our U.S. Consumer segment and do not allocate these expenses to our International and School segments.

Research and development expenses for the U.S. Consumer segment decreased for the three and nine months ended September 30, 2008 as compared to the same periods in 2007.  The decrease was driven primarily by the timing of the platform development cycle. For example, in 2007, we invested heavily in developing our new Tag, Didj and Leapster2 platforms, whereas in 2008 we focused our research and development activity on relatively less costly content development. In 2008, our costs also benefited from increased efficiencies due to restructuring our research and development activities in 2007, which included shifting certain aspects of the product development cycle to our third-party vendors during late 2007.

R&D expenses increased in the International segment during 2008 as compared to 2007 as a result of increased new product localization expenses for the different countries and languages in our International markets.

•	Advertising

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
(Dollars in millions)	2008	2007	%	2008	2007	%
Advertising:
U.S. Consumer	$11.3	$10.7	6%	$21.7	$18.8	15%
International	3.1	1.9	63%	4.7	3.3	42%
School	0.2	0.2	0%	0.5	0.5	0%
Total	$14.6	$12.8	14%	$26.9	$22.6	19%
Total advertising as a % of
total Company net sales	8%	9%		8%	9%

Advertising expense includes costs associated with marketing, advertising and promoting our products.  Advertising expenses increased for the three and nine months ended September 30, 2008, driven primarily by increased activity supporting our new product launches. Advertising expense for the three and nine months ended September 30, 2008 includes a reduction of approximately $0.7 million relating to a reduction in the allowances for unclaimed reimbursements due to customers under promotional and co-operative advertising agreements.

We expect advertising expense will increase in the fourth quarter of 2008 as compared to 2007 as we will be investing heavily in promotions for our new products to support sales in the 2008 holiday selling season.

Income (Loss) from Operations by Segment

Each segment’s net income (loss) from operations for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 are set forth in the table below.

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
(Dollars in millions)	2008	2007	%	2008	2007	%
Income (loss) from operations:
U.S Consumer	$25.4	$(10.6)	340%	$(20.7)	$(71.5)	-71%
International	5.6	0.5	n/m	(0.4)	(2.4)	-83%
School	(1.7)	(0.5)	-240%	(0.4)	2.8	-114%
Totals	$29.3	$(10.6)	376%	$(21.5)	$(71.1)	-70%
Income (loss) from operations
as a % of net sales	15%	-7%		-7%	-27%

Other Income (Expense)

The components of total “other income (expense)” for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 are set forth in the table below.

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
(Dollars in millions)	2008	2007	$	2008	2007	$
Other income (expense):
Interest income	$0.3	$1.5	$(1.2)	$2.2	$5.9	$(3.7)
Other, net	(1.7)	(0.6)	(1.1)	(4.3)	(0.3)	(4.0)
Total	$(1.4)	$0.9	$(2.3)	$(2.1)	$5.6	$(7.7)

•
Interest income:  During the three and nine months ended September 30, 2008, interest income decreased, reflecting a reduction in the average balance of interest-bearing investments,  as well as lower interest rates in 2008 as compared to 2007.

•
Other, net:  During the three and nine months ended September 30, 2008, expense related to “other, net” increased, primarily due to “other than temporary” impairments related to our auction rate securities investments.  We incurred $1.1 million and $2.8 million, respectively, in ARS-related impairments for the three and nine months ended September 30, 2008.  The year-to-date period includes $0.6 million of impairment charges that had been previously categorized as temporary at December 31, 2007 and recorded in “accumulated other comprehensive income.” The remainder of the decline in “other, net” from 2007 to 2008 was primarily attributable to changes in the net effects of foreign currency on the financial statements from year to year.

Income Taxes

Our effective income tax rates were (1.8) % and (5.0) %, respectively, for the nine months ended September 30, 2008 and 2007, respectively. The calculation of the effective tax rates for both periods included a non-cash valuation allowance recorded against our domestic deferred tax assets. The provision for income tax for the three and nine months ended September 30, 2008 was $3.9 million and $0.4 million, respectively, compared with $0.6 million and $3.3 million, respectively, for the same periods in 2007.  The increase in tax expense in the third quarter of 2008 compared to the same period last year reflects the increased profitability of our foreign operations during the quarter.  On a year-to-date basis, income tax expense fell due to a tax benefit of $1.9 million recorded in the second quarter of 2008 attributable to the settlement by the IRS of our research and development carryback claims.

Our full year income tax expense for 2008 is estimated to be in the range of $1.0 million to $3.0 million, compared to $3.7 million for 2007.  The majority of the tax expense in both years was attributable to our foreign operations, with the 2008  expense partially offset by the impact of the IRS settlement.

Net Income (Loss) and Net Income (Loss) per Share

The following table summarizes our results of operations for the three and nine months ended September 30, 2008 and 2009.

	Three Months Ended			Nine Months Ended
(Dollars in millions, except	September 30,		Change	September 30,		Change
per share data)	2008	2007	%	2008	2007	%
Net income (loss)	$24.0	$(10.3)	333%	$(24.0)	$(68.8)	-65%
Net income (loss) per share:
Class A and B - basic	$0.38	$(0.16)	338%	$(0.38)	$(1.09)	-65%
Class A and B - diluted	$0.38	$(0.16)	338%	$(0.38)	$(1.09)	-65%

Liquidity and Capital Resources

Our primary source of liquidity during the three and nine months ended September 30, 2008 was cash received from the collection of accounts receivable generated from sales in the fourth quarter of 2007 and the first half of 2008.

Cash and Cash Equivalents and Short-Term Investments

Our most liquid assets comprise cash and cash equivalents and short-term investments.  In the fourth quarter of 2007 we changed our investment policy to restrict the investment of excess cash to top-rated money market funds only.  Thus, in 2008, we had no purchases or sales of securities.

The table below shows the amount of cash and cash equivalents and short-term investments we held as of September 30, 2008 and 2007, the changes from year to year and the ratio of our most liquid assets to total assets.

	September 30,		Change
	2008	2007	$
(Dollars in millions)
Cash and cash equivalents and short-term investments:
Cash and cash equivalents	$23.6	$71.7	$(48.1)
Short-term investments	-	11.8	(11.8)
Totals	$23.6	$83.5	$(59.9)

Total assets	$369.6	$427.2	$(57.6)
As a % of total assets	6%	20%

Financial Condition

We anticipate that our primary liquidity requirements will be for working capital and capital expenditures.  We believe that cash generated from operations and available borrowing under our credit facility will be sufficient to meet our cash requirements through 2009 and beyond.

Long-term Investments

As of September 30, 2008, we held $8.7 million, stated at fair value, in long-term investments in auction rate securities. The uncertainties in the credit and financial markets since the fourth quarter of 2007 have prevented us and many other investors from liquidating holdings of ARS in auctions of these securities held during the nine months ended September 30, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. Since the fourth quarter of 2007, the fair value of our investment in ARS has declined by $5.3 million from its original cost value of $14.0 million, resulting in a total unrealized loss of the same amount, which has been recorded as a loss on investments in our statements of operations in the appropriate periods. Due to our reliance on significant unobservable inputs to value the ARS, this estimate of valuation should be viewed as inherently less reliable than a valuation based on an active trading market.

Due to the illiquidity of these investments, we have not included them, and do not intend for the foreseeable future to include them as potential sources of liquidity in our cash flow projections. Thus, we do not anticipate that future declines in value, if any, will have an adverse impact on our future ability to support operations and meet our obligations as they come due. Since the fair value of $8.7 million for the ARS investment constitutes only 2.3% of our total assets of $369.6 million at September 30, 2008, we also do not anticipate any material adverse impact on our overall capital position, even if the fair value of the ARS should decline to zero.

Cash Flows for the Nine Months Ended September 30, 2008 and 2007

Cash and cash equivalents decreased to $23.6 million at September 30, 2008 from $93.5 million at December 31, 2007. The components of the year-over-year change in cash and cash equivalents were as follows:

	September 30,		Change
(Dollars in millions)
Cash flow (used in) provided by:
Operating activities	$(48.0)	$(40.4)	$(7.6)
Investing activities	(17.3)	37.8	(55.1)
Financing activities	(0.1)	1.6	(1.7)
Effect of exchange rate fluctuations on cash	(4.4)	5.3	(9.7)
Decrease in cash and cash equivalents	$(69.8)	$4.3	$(74.1)

•	Operating Activities

Cash flow from operating activities for the nine months ended September 30, 2008 decreased by $7.6 from the same 2007 period. The most significant changes from 2007 to 2008 were a $41.7 million increase in accounts receivable and a $7.3 million increase in inventories in 2008 resulting from the sales growth in 2008, partially offset by a $44.8 million reduction in our net loss in 2008.

Information about key working capital accounts is provided below:

o
Accounts receivable:  Accounts receivable totaled $160.2 million at September 30, 2008 as compared to $118.5 million at the same date in 2007, an increase of $41.7 million, or 35%. Net sales increased by $60.2 million, or 23%, during the 2008 period as compared to the 2007 period. Net sales were higher in the month of September 2008 than they were during the months of July and August 2008, which contributed to the relatively high balance in accounts receivable at the end of third quarter 2008. The allowance for doubtful accounts was $0.6 million at September 30, 2008, an increase of $0.2 million, or 50% from the $0.4 million balance at September 30, 2007.  Our days sales outstanding, or DSO, at September 30, 2008 was 76 days, as compared to 79 days at September 30, 2007.

o
Inventories:  Inventories (which are stated at lower of cost or market) were $96.9 million at September 30, 2008 as compared to $110.3 million at September 30, 2008; a reduction of $13.4 million, or 12%.  The decrease is largely attributable to writing off and disposing of retired product inventory from prior years in late 2007. Our days sales in inventories at September 30, 2008 was 97 days as compared to 153 days at the same time in 2007.

•	Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2008 was $17.3 million as compared to net cash provided by investing activities in the same 2007 period of $37.8 million. During the 2007 period our purchases and sales of short-term investments generated net cash proceeds of $55.8 million. During 2007 we invested in a variety of short-term instruments such as commercial paper, municipal and corporate bonds and auction rate securities.  However, following the credit market upheaval in the third quarter of 2007, we have been investing our available funds only in cash equivalents. Purchases of property, plant and equipment remained level from year to year at $17.3 million in the 2008 period and $17.9 million in the 2007 period.

•	Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2008 decreased $1.8 million from the same period in 2007 due to a decline in employee stock option exercise volume and reduced purchases of stock pursuant to our employee stock purchase plan.

Our cash flow is seasonal, and the vast majority of our sales historically occur in the last two quarters of the year as retailers expand inventories for the holiday selling season. Our accounts receivable balances are generally the highest in the last two months of the fourth quarter, and payments are not due until the first quarter of the following year. Cash used in operations is typically the highest in the third quarter as we increase inventory to meet the holiday season demand. The following table shows certain quarterly cash flows from operating activities that illustrate the seasonality of our business.

	2008	2007	2006
(Dollars in millions)
Cash flows from operations:
1st quarter	$18.1	$49.6	$133.1
2nd quarter	(30.7)	(37.6)	(21.2)
3rd quarter	(35.4)	(52.4)	(40.1)
Subtotal for nine months ended September 30,	(48.0)	(40.4)	71.8
4th quarter	n/a	25.0	18.6
Total cash flows from operations for fiscal year	n/a	$(15.4)	$90.4

Line of Credit and Borrowing Availability

In November 2005, we entered into a $75 million asset-based revolving credit facility with Bank of America.  In May 2008 we, certain banks, financial institutions and other institutional lenders and Bank of America entered into an amendment to the original credit facility agreement, increasing the maximum borrowing availability on the credit line from $75 million to $100 million. The borrowing availability varies according to the levels of our eligible accounts receivable, eligible inventory and cash and investment securities deposited in secured accounts with the administrative agent or other lenders. Availability under this agreement was $66.4 million as of September 30, 2008. The termination date of the agreement is November 8, 2010. As of September 30, 2008 we were in compliance with all covenants under this agreement. Bank of America is committed to lend up to 75% of the total borrowing and Wachovia Capital Finance Corporation is committed to lend the remaining 25%.

The interest rate for our revolving credit facility is, at our election, the Bank of America prime rate (or base rate) or a LIBOR rate defined in the credit agreement, plus in each case an applicable margin.  The applicable margin for a loan depends on the average monthly usage and type of loan.

We had no borrowings outstanding under this agreement at September 30, 2008. However, on October 1, 2008 we borrowed a total of $30 million on the credit facility to insure access to this funding, given current credit market conditions. This borrowing was a LIBOR loan, with an interest rate per annum of 5.47% on it through October 30, 2008. Starting October 31, 2008, we selected a base-rate loan for the borrowing with an interest rate per annum of 4.0%. This rate may vary on a daily basis.

Subsequent to this borrowing, total debt under this facility was $30 million.

Critical Accounting Policies, Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  Our significant accounting policies are described in Note 2 to our consolidated financial statements in our 2007 Form 10-K. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and reported disclosures. We believe that certain accounting policies, which we refer to as critical accounting policies, are particularly important to the portrayal of our financial position and results of operations and require the use of significant estimates and the application of significant judgment by our management. On an on-going basis, we evaluate our estimates, particularly those related to our critical accounting policies, which include sales returns and allowances, the valuation and nature of impairments of financial instruments, valuation and amortization of capitalized content costs, inventory valuation, the recognition, measurement and valuation of current and deferred income tax assets and liabilities, the assessment of recoverability of long-lived assets, valuation of intangible assets and stock-based compensation assumptions.

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

Our critical accounting policies are described below:

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

We also provide estimated allowances against revenues and accounts receivable for product returns, defective products, charge-backs, discounts and co-operative promotional agreements with customers on product sales, in the same period that we record the related revenue. We estimate our allowances by utilizing historical information for existing products. For new products, we estimate our allowances for product returns on the basis of the specific terms for product returns of that product and our experience with similar products. We also take into account current inventory levels of our retailers, sell-through of our retailers and distributors, current trends in retail for our products, changes in customer demand for our products and other related factors.

We disclose accounts receivable net of all allowances on the balance sheet.

We continually evaluate our historical experience and adjust our allowances as appropriate. These adjustments result in changes in our net sales and accounts receivable. If actual product returns or defective products were significantly greater than our estimated allowances, additional allowances would be required; thereby reducing reported net sales and accounts receivable. If actual product returns or defective products were significantly less than our estimated allowances, an adjustment increasing reported net sales and accounts receivable would be required. During the third quarter of 2008, our routine quarterly review of allowances related to co-operative promotional agreements, which was based on the most recent historical data available, resulted in a $3.3 million reduction of the allowances, an increase in net sales of $2.6 million and an increase in advertising expense of $0.7 million.

Fair Value Measurements of Financial Instruments

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FSP FAS 157-2, “Effective Date of FASB Statement No. 157, which provides for a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis (at least annually). Therefore, in 2008, we adopted the provisions of SFAS 157 with respect to our financial assets and liabilities (“financial instruments”) only.

On October 10, 2008, the FASB issued Staff Position No. FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”).  This pronouncement provides more detailed guidance on issues such as deciding when a previously non-Level 3 asset should be reclassified to Level 3 (valued using significant unobservable inputs) and the use of valuation techniques such as the discounted cash flow approach or reference to broker quotes in an inactive market. The Company is currently following the guidance in FSP 157-3 as applicable.

In accordance with the provisions of SFAS 157, the fair values of our financial instruments reflect the estimates of amounts that would be either received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The fair value estimates presented in this report are based on information available to the Company as of September 30, 2008 and 2007, January 31, 2008 and December 31, 2007.

The carrying values of cash and cash equivalents and foreign currency forward contracts approximate fair value.  We have estimated the fair value of our investment in ARS as of September 30, 2008 and December 31, 2007, using significant unobservable inputs and using the market approach as of September 30, 2007. We estimated the fair value of our currency contracts at September 30, 2008 and 2007 and December 31, 2007 using a market approach.

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

We update our estimates of the fair values of our financial instruments at least quarterly, using the guidance provided in SFAS 157 and other related guidance. In this process, we obtain and evaluate the most recently available market information for observable inputs (Level 1 and Level 2 instruments) and update our evaluation of unobservable inputs for Level 3 instruments.  The fair values of the financial instruments are written down when considered necessary.  An estimate of potential future losses or gains cannot be made at this time.

We recognize write-downs to the fair values of our financial instruments in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Unrealized losses that are deemed to be temporary are recorded in “accumulated other comprehensive income,” a component of stockholders’ equity; losses deemed to be “other than temporary” are recorded in the statements of operations in ““other income (expense)”.”  The characterization of losses as temporary, or “other than temporary,” requires us to make complex and subjective judgments, using currently available data as well as projections about the potential impact of possible future events and conditions, which judgments and projections are inherently uncertain. The valuation of the ARS at September 30, 2008 resulted in an impairment loss of $1.1 million for the third quarter of 2008 and a loss for the nine months ended September 30, 2008 of $2.8 million.

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

Intangible Assets

Our intangible assets comprise primarily goodwill from two acquisitions in 1997 and 1998, which we recognized in accordance with the guidelines of SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141 defines goodwill as “the excess of the cost of an acquired entity over the net of the estimated fair values of the assets acquired and the liabilities assumed at date of acquisition.”  Goodwill, as well as all of our other intangible assets, is allocated to our U.S. reporting unit, or U.S. Consumer segment, pursuant to SFAS 141.

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

We tested our goodwill and other intangible assets with indefinite lives for impairment as of December 31, 2007 and determined that no adjustments to the carrying values of the intangible assets were necessary as of that date. On a quarterly basis, we consider the need to update our most recent annual tests for possible impairment of our intangible assets with indefinite lives, based on management’s assessment of changes in our business and other economic factors since the most recent annual evaluation.  Such changes, if significant or material, could indicate a need to update the most recent annual tests for impairment of the intangible assets during the current period. The results of these tests could lead to write-downs of the carrying values of the intangible assets in the current period. During the third quarter of 2008, we considered whether it was necessary to update the impairment testing of our intangible assets from December 31, 2007 to September 30, 2008.  Although general economic conditions have deteriorated since December 31, 2007, we determined, after considering relevant facts and circumstances, that the deterioration in the economy had not significantly altered the assumptions we used at December 31, 2007 for impairment testing.  Thus, we concluded that it was not necessary to update the December 31, 2007 impairment tests as of September 30, 2008.  We will perform our routine comprehensive review of our intangible assets for impairment as of December 31, 2008.

Any future impairment tests may result in a charge to earnings if we experience sales shortfalls, fail to reduce our expenses or if the market approach results in a fair value less than the carrying value of goodwill. Therefore, the potential exists for future write-downs of intangible assets in connection with impairment testing.

Content Capitalization and Amortization

We capitalize certain external costs related to the development of content for our learning products according to the guidance provided in Emerging Issues Task Force (“EITF”) Issue No. 96-6, “Accounting for Film and Software Costs Associated with Developing Entertainment and Educational Software Products.” Our capitalized external costs generally relate to design, artwork, animation, layout, editing, voice, audio and software included in the learning products.

Such costs are capitalized once the technological feasibility of a product is established and costs are determined to be recoverable. For products where proven technology exists, such as with our proprietary platforms, technological feasibility occurs early in the development cycle.  Amortization of these costs begins when the products are initially released for sale and continues over a three-year life using the accelerated method referred to as the “sum of the years’ digits.”  We evaluate the future recoverability of capitalized amounts on a quarterly basis and capitalized costs for products that are cancelled, abandoned or otherwise deemed impaired are charged to expense in the period of cancellation. Our evaluation as of September 30, 2008, highlighted capitalized costs for several mature or retiring platforms that had recently reached the end of their useful lives.

Accordingly, we accelerated the amortization of these costs to September 30, 2008, resulting in an increase in cost of sales in the statements of operations of $1.5 million for the three and nine months ended September 30, 2008.

Capitalized content costs are included in property and equipment on our balance sheet; the related amortization is included in cost of sales in the statements of operations.

Income Taxes

We account for income taxes in accordance with the guidelines provided in SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. In determining our income tax assets, liabilities and expense, we make certain estimates and judgments in the calculation of tax benefits, tax credits and deductions. Significant changes in these estimates may result in increases or decreases in the tax provision or benefit in subsequent periods. Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax positions are recognized in the financial statements.

The interim tax provision is based on our best estimate of the effective tax rate expected to be applicable for the full fiscal year increased or decreased by discrete items affecting the rate as the items occur.  The estimated full year effective tax rate may fluctuate due to changes in expected full year tax expense or changes in expected pre-tax earnings or both.

Valuation allowances are provided when we believe it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

Our financial statements also include accruals for the estimated amounts of probable future assessments that may result from the examination of federal, state or international tax returns. Our tax accruals, tax provision, deferred tax assets or income tax liabilities may be adjusted if there are changes in circumstances, such as changes in tax law, tax audits or other factors, which may cause us to revise our estimates. The amounts ultimately paid on any future assessments may differ from the amounts accrued and may result in an increase or reduction to the effective tax rate in the year of resolution.

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

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. The total grant date fair value is recognized over the vesting period of the options on a straight-line basis. The weighted-average assumptions for the expected life and the expected stock price volatility used in the model require the exercise of judgment. The expected life of the options represent the period of time the options are expected to be outstanding and is estimated based on the guidance for applying SFAS 123(R) provided in SEC  “Staff Accounting Bulletin No. 107.”  Expected stock price volatility is based on a consideration of our stock’s historical and implied volatilities as well as the volatilities of other public entities in our industry.   The risk–free interest rate used in the model is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected lives of the options.

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

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements but the program does not always eliminate our exposure that can result from movements of currency exchange rates. Our net hedging activities for the three and nine months ended September 30, 2008 and 2007 are summarized in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Summary of Hedging Activities:	2008	2007	2008	2007
Gains (losses) on foreign currency forward contracts	$829	$(916)	$(1,219)	$(2,354)
Gains (losses) on underlying transactions denominated
in foreign currency	(1,273)	586	127	2,422
Net gains (losses) on hedging activities	$(444)	$(330)	$(1,092)	$68

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts outstanding as of September 30, 2008 follows:

	Average	Notional	Fair
	Forward	Amount in	Value of
	Exchange	Local	Instruments
	Rate per $1	Currency	in USD
		(1)	(2)
Currencies:
British Pound (USD/GBP)	1.782	5,463	$(28)
Euro (USD/Euro)	1.413	5,806	254
Canadian Dollar (C$/USD)	1.063	16,595	192
Mexican Peso (MXP/USD)	10.957	87,654	50
Total fair value of instruments in USD			$468
(1) In thousands of local currency
(2) In thousands of USD

Cash equivalents, short-term and long-term investments are presented at fair value on our balance sheet. We invest our excess cash in accordance with our investment policy. At September 30, 2008, our excess cash was invested only in money market funds. At September 30 and December 31, 2007, our cash was invested primarily in money market funds, commercial paper and ARS. Any adverse changes in interest rates or securities prices may decrease the value of our investments and operating results.

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

Based upon the controls evaluation, our CEO and CFO have concluded that our disclosure controls were effective as of September 30, 2008.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.                      Legal Proceedings

From time to time, LeapFrog is party to various pending claims and lawsuits. For information regarding legal proceedings in which LeapFrog has recently been or is currently involved, see “Part I, Item. 3 Legal Proceedings” in our 2007 Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2008. For an update to the information in the 2007 10-K, see “Note 11. Commitments and Contingencies” in “Notes to Consolidated Financial Statements” in this Form 10-Q, which Note is hereby incorporated in response to this Item.

ITEM 1A. RISK FACTORS

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

In 2008, we have been introducing a number of new products and services to the market and we expect these new products to represent a substantial portion of our 2008 sales. We cannot assure you that any new products or services will be successful or accepted and adopted by the consumers, and if these new products are not successful, our business and operating results will be adversely affected.  The current economic conditions, which could have a substantial negative effect on our holiday sales this year, may make it even more difficult to successfully launch our latest new products and services.  We have invested substantial resources in platforms that tend to have higher price points than many of our prior offerings, particularly our handheld gaming systems and other electronic systems.  Consumers may be especially resistant in this climate to higher-priced products and may elect to defer or omit these discretionary purchases, at least until the financial crisis subsides, which could limit adoption of our new products and services and create pressure to lower our prices.  This in turn would reduce demand for our content designed for these systems in the holiday season and the coming year

The current economic crisis could have a material adverse effect on our business.

Our sales could fail to grow or even decline as a result of the current global economic crisis.  We rely heavily on sales to retailers during the third and fourth quarters of each year, particularly this year as we introduced a number of new products, based on our strategic initiative, intended for the 2008 holiday season. With the highly unstable global economic conditions and uncertainty about consumer demand that have developed in 2008, we may be unable to achieve our sales expectations for the fourth quarter of 2008 or for the full year.  Recent sales trends have caused us to reduce our prices or offer promotional incentives or other concessions in sales terms to stimulate sales to consumers, which may lead to, among other things, a lower-than-expected gross margin.  Poor economic conditions could have a more pronounced impact on discretionary spending for products such as ours than they would for goods that are considered necessities.  In addition, if retailers encounter liquidity problems due to weak sales or their inability to raise sufficient capital because of credit constraints, we may not be able to collect the accounts receivable we generate based on the orders we fulfill.  Typically retailers pay us in the first and second quarters for our sales during the preceding fourth quarter. As a result, the impact of the economic crisis could extend into 2009 and beyond, even if sales for 2008 meet our expectations.  Continuing weak economic conditions in the United States or abroad as a result of the current global economic crisis, lower consumer spending, lower consumer confidence, higher inflation or even deflation, higher commodity prices, such as the price of oil, political conditions, natural disaster, labor strikes or other factors could negatively impact our sales or profitability in 2008 and 2009, or beyond.

Our liquidity may be insufficient to meet the long-term or periodic needs of our business.

The current global credit crisis could increase the cost of capital or limit our ability to raise additional capital when we need it, and unforeseen events could stress or exceed our current or future liquidity. In addition to cash received from the collection of accounts receivable, from time to time, we fund our operations and ensure our liquidity through borrowings under our line of credit. If we are unable to borrow sufficient funds in a timely manner, we may be unable to execute our business plan or maintain operating levels. In addition, current constraints in the credit market have recently adversely affected the market value of our investments, causing us to record impairment charges related to the value of our auction rate securities and to reclassify them from short-term to long-term investments.  We may incur additional asset impairment charges in the future. For more discussion regarding our investments, see “Note 4 to the Consolidated Financial Statements—Investments” in our 2007 Form 10-K and “Item 2—Management’s Discussion and Analysis of Financial Condition and Result of Operations” in this report.

If we are unable to successfully launch, market and operate our web-connected products and the software that is required for their use, the sales of our products and our business results could suffer.

In 2008, we are launching a number of web-connected products that will require parents to download software onto their computers, connect to the Internet and create online accounts in order to access the full capabilities and features of these products and our Internet-based LeapFrog Learning Path. For example, while the title included with the purchase of our Tag reading system can be used by the child straight out of the box, in order to add and manage new content on the Tag reader and to connect to our LeapFrog Learning Path application, parents will need to install our LeapFrog Connect software onto their computers and log onto our website. Many toys and other products targeted towards children do not require the use of a computer or connection to the Internet, and parents who do not have access to or are not facile with a computer or the Internet may react adversely to our new web-connected products. In addition, if the LeapFrog Learning Path or other online features of our web-connected products are not accepted or adopted by parents, or if children have a negative reaction to the parental feedback aspect of the LeapFrog Learning Path, our reputation may be harmed and sales may decline.

Further, these new products and software and Internet applications may have technical malfunctions or compatibility issues with the computer systems and equipment of the users of our products which could also reduce the adoption of our web-connected products.

Privacy concerns about our web-connected products and related software and applications could harm our reputation and hinder adoption of these products.

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

Our web store on LeapFrog.com, the LeapFrog Learning Path application and our web-connected products depend upon the reliable performance of our web operations and the network infrastructure that supports our websites. Historically, our e-commerce store at LeapFrog.com has represented a small portion of our total sales. Also, we have previously launched only one platform, our FLY Fusion Pentop Computer, that uses our website for providing access to content and applications that can be downloaded onto the platform. If demand for accessing our websites exceeds the capacity we have planned to handle peak periods, then customers could be inconvenienced or become annoyed with our products. For example, in December 2007, our website suffered service disruptions and delays due to the number of consumers attempting to access it. Any significant disruption to our website or internal computer systems or malfunctions related to transaction processing on our e-commerce store or content management systems could result in a loss of potential or existing customers and sales.

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

We do not have long-term agreements with any of our retailers. As a result, agreements with respect to pricing, shelf space, cooperative advertising or special promotions, among other things, are subject to periodic negotiation with each retailer. Retailers make no binding long-term commitments to us regarding purchase volumes and make all purchases by delivering one-time purchase orders. If any of these retailers reduce their purchases from us, change the terms on which we conduct business with them or experience a future downturn in their business or constraint on their credit and ability to pay their invoices as they become due, our business and operating results could be harmed.

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

Failure to predict accurately and respond appropriately to retailer and consumer demand on a timely basis to meet seasonal fluctuations, or any disruption of consumer buying habits during this key period, such as may result from the current economic crisis, would harm our business and operating results. We expect we will incur losses in the first and second quarters of each year for the foreseeable future.

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

Recently, there have been product quality issues for other producers of toys and other companies that manufacture goods in China. In addition, there have been concerns about foreign exchange rates and rising labor and energy costs related to doing business in China.  We outsource substantially all of our finished goods assembly, using several Asian manufacturers, most of which manufacture our products at facilities in the Guangdong province in the southeastern region of China. We depend on these manufacturers to produce sufficient volumes of our finished products in a timely fashion, at satisfactory quality and cost levels and in accordance with our and our customers’ terms of engagement. If our manufacturers fail to produce quality finished products on time, at expected cost targets and in sufficient quantities, or if any of our products are found to be tainted or otherwise raise health or safety concerns, our reputation and operating results would suffer. In addition, as we do not have long-term agreements with our manufacturers, they may stop manufacturing for us at any time, with little or no notice. We may be unable to manufacture sufficient quantities of our finished products or we may be unable to manufacture them at targeted cost levels, and our business and operating results could be harmed.

Any errors or defects contained in our products, or our failure to comply with applicable safety standards, could result in delayed shipments or rejection of our products, damage to our reputation and expose us to regulatory or other legal action.

We have experienced, and in the future may experience, delays in releasing some models and versions of our products due to defects or errors in our products. Our products may contain errors or defects after commercial shipments have begun, which could result in the rejection of our products by our retailers, damage to our reputation, lost sales, diverted development resources and increased customer service and support costs and warranty claims. Individuals could sustain injuries from our products, and we may be subject to claims or lawsuits resulting from such injuries. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. Moreover, we may be unable to retain adequate liability insurance in the future.

We are subject to the Federal Hazardous Substances Act, the Flammable Fabrics Act, regulation by the Consumer Product Safety Commission, or CPSC, and other similar federal, state and international rules and regulatory authorities, some of which have conflicting standards and requirements. Our products could be subject to involuntary recalls and other actions by such authorities. Concerns about potential public harm and liability may lead us to voluntarily recall selected products. For example, in October 2008, we announced a recall of a recharging station made for our Didj handheld gaming system because of concerns about batteries overheating when the charger was used improperly. Recalls or post-manufacture repairs of our products could harm our reputation and our competitive position, increase our costs or reduce our net sales. Costs related to unexpected defects include the costs of writing down the value of inventory of defective products and providing product replacement as well as the cost of defending against litigation related to the defective products. Further, as a result of recent recalls and safety issues related to products of a number of manufacturers in the toy industry, some of our retailer customers have been increasing their testing requirements of the products we ship to them. These additional requirements may result in delayed or cancelled shipments, increased logistics and quality assurance costs, or both, which could adversely affect our operations and business results. In addition, recalls or post-manufacturing repairs by other companies in our industry could affect consumer behavior and cause reduced purchases of our products and increase our quality assurance costs in allaying consumer concerns.

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

We have had significant challenges with our management systems and resources, particularly in our supply chain and information systems, and as a result we may experience difficulties managing our business.

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

Our international business may not succeed and subjects us to risks associated with international operations.

We derived approximately 23% of our net sales from markets outside the United States during 2007. Our efforts to increase sales for our products outside the United States may not be successful and may not achieve higher sales or gross margins or contribute to profitability.

Our business is, and will increasingly be, subject to risks associated with conducting business internationally, including:

•	developing successful products that appeal to the international markets;

•	difficulties managing and maintaining relationships with vendors, customers, distributors and other commercial partners;

•	political and economic instability, military conflicts and civil unrest;

•	greater difficulty in staffing and managing foreign operations;

•	transportation delays and interruptions;

•	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

•	complications in complying with laws in varying jurisdictions and changes in governmental policies;

•	trade protection measures and import or export licensing requirements;

•	currency conversion risks and currency fluctuations, which have recently been more pronounced;

•	public health problems, especially in locations where we manufacture or otherwise have operations,

•	effectively monitoring compliance by foreign manufacturers with U. S. regulatory requirements for product safety,

•	natural disasters; and

•	limitations, including taxes, on the repatriation of earnings.

Any difficulties with our international operations could harm our future sales and operating results.

Our intellectual property rights may not prevent other companies from using our technologies or similar technologies to develop competing products, which could weaken our competitive position and harm our operating results.

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

We are subject from time to time to regulatory investigations, litigation and arbitration disputes. As the outcome of these matters is difficult to predict, it is possible that the outcomes of any of these matters could have a material adverse effect on the business. For more information regarding litigation see “PART I, Item. 3 Legal Proceedings” in our 2007 Form 10-K and “Note 11. Commitments and Contingencies” in “Notes to Consolidated Financial Statements” in this Form 10-Q.

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

As of September 30, 2008, Lawrence J. Ellison and entities controlled by him beneficially owned approximately 16.6 million shares of our Class B common stock, which represents approximately 53% of the combined voting power of our Class A common stock and Class B common stock. As a result, Mr. Ellison controls all stockholder voting power, including with respect to:

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

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. These provisions include limitations on actions by our stockholders by written consent, requirements for advance notice of stockholder proposals and director nominations, and the voting power associated with our Class B common stock. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used by our board of directors to implement a rights plan or “poison pill” that could dilute the stock ownership of a potential hostile acquirer and may have the effect of delaying, discouraging or preventing an acquisition of our company. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding voting stock. Also, under the terms of our credit agreement, we may need to seek the written consent of our lenders to the acquisition of our company.

Our stockholders may experience significant additional dilution upon the exercise of options or issuance of stock awards.

As of September 30, 2008, there were outstanding awards under our equity incentive plans that could result in the issuance of approximately 9.4 million shares of Class A common stock. To the extent we issue shares upon the exercise of any options or vesting of any other equity incentive awards, investors in our Class A common stock will experience additional dilution.

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

       None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None.

ITEM 5. OTHER INFORMATION

On October 1, 2008, we drew $30 million under our $100 million senior secured asset-based revolving credit facility governed by the Credit Agreement, dated as of November 8, 2005, as amended on May 15, 2008, among LeapFrog, various lenders, and Bank of America, N.A. as the agent for the lenders.  The Credit Agreement was filed as an exhibit to our Quarterly Report on Form 10-Q filed on November 9, 2005, and Amendment No. 1 to the Credit Agreement was filed as an exhibit to our Current Report on Form 8-K filed on May 20, 2008.  We borrowed under the facility as a proactive step to enhance our liquidity in light of the anticipated poor macroeconomic conditions expected during the fourth quarter and recent constraints on the availability of credit generally.

The interest rate for the credit facility is, at our election, the Bank of America prime rate (or base rate) or a LIBOR rate defined in the credit agreement, plus in each case an applicable margin.  LIBOR loans have an interest period of one, two or three months at our election and, at the end of the interest period, can be converted into a base-rate loan or continued for another interest period with an updated LIBOR rate calculation.  The applicable margin depends on the average monthly usage and the type of loan.  For the $30 million we borrowed on October 1, 2008, we selected a LIBOR loan with an all-in rate of 5.47% per annum, including our borrowing spread, through the end of the one-month interest period.  Commencing October 31, 2008, we selected a base-rate loan with an interest rate per annum of 4.0%.  This interest rate may vary on a daily basis.

The credit facility contains a fixed charge coverage ratio covenant.  We are required to maintain a ratio of EBITDA to fixed charges, each as defined the Credit Agreement, of at least 1.0 to 1.0 when the covenant is required to be tested.  The ratio is measured only if certain borrowing-availability thresholds are not met.  The maturity date of the facility is November 8, 2010, at which time all borrowings under the facility must be repaid.  We may make voluntary prepayments of borrowings at any time.  The facility contains customary events of default, including payment failures; failure to comply with covenants; failure to satisfy other obligations under the credit agreements or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; material judgments; change-in-control provisions and the invalidity of the guaranty or security agreements.  If any event of default under the facility occurs, Bank of America may terminate its commitments, declare immediately due all borrowings under the facility and foreclose on the collateral.  A cross-default provision applies if a default occurs on other indebtedness in excess of $5.0 million and the applicable grace period in respect of the indebtedness has expired, such that the lender of or trustee for the defaulted indebtedness has the right to accelerate.  We have granted a security interest in our assets to Bank of America, N.A. as security for our obligations under the facility.

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

Date: November 5, 2008

/s/ William B. Chiasson
William B. Chiasson
Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2008