Form 10-K
period 2008-12-31
LEAPFROG ENTERPRISES INC
filed 2009-03-11
CIK 1138951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2008 calculated using the closing market price as of that day, was approximately $150.8 million. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding voting power of the registrant’s common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding voting power of the registrant’s common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of June 30, 2008 . This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of Class A common stock and Class B common stock, outstanding as of March 2, 2009 was 36,663,678 and 27,140,794, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference in Part III of this report on Form 10-K portions of its definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed with the Commission.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This report on Form 10-K, including the sections entitled “Item 1-Business,” “Item 1A-Risk Factors,” and “Item 7-Management’s Discussion and Analysis of Financial Condition and Result of Operations,” contains forward-looking statements, including statements regarding, the effects of global economic conditions on our business, our expectations for sales trends, margins, profitability, liquidity, expenses, inventory or cash balances, capital expenditures, cash flows, or other measures of financial performance in future periods, future products and services we may offer, anticipated competitive benefits of our strategy or of current or future products or services, and the effects of strategic actions on future financial performance. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” in Item 1A of this Form 10-K and those found elsewhere in this Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

SPECIAL NOTE ON FISCAL PERIOD DATES

This report on Form 10-K presents information regarding LeapFrog’s performance during the fiscal years ended December 31, 2004, through the fiscal year ended December 31, 2008, as well as future financial obligations for the fiscal years ending December 31, 2009 through the fiscal year ending December 31, 2016. At the beginning of each Part of this report, and in all Tables, we remind the reader that our fiscal year ends December 31. Otherwise, we refer to each fiscal year as the year, for example: “2008” refers to the fiscal year ended December 31, 2008.

SPECIAL NOTE ON FINANCIALS

Unless otherwise noted all financial information is presented in thousands except for per share data and percentages.

TRADEMARKS AND SERVICE MARKS

“Alphabet Pal,” “ClickStart,” “Crammer,” “Didj,” Didj (stylized), the Didj logos, “Fly,” the Fly logo, “Fly Fusion,” the Fly Fusion logo, “Fridge Phonics,” “Fridge Farm,” “Leap,” “LeapFrog,” the LeapFrog logo, the LeapFrog Connect logo, the LeapFrog Learning Path logo, the LeapFrog School logo, “LeapPad,” “Leapster,” “Leapster L-Max,” “Leapster TV,” the Leapster2 logo, “LeapTrack,” “Learn & Groove,” “Learning Friend,” “Learning Friend Tad,” “Letter Factory,” “Little Leaps,” “LittleTouch,” “Odyssey,” “Play Anywhere…Learn Everywhere!,” “See the Learning,” “Tag,” the Tag logo, the Tag Junior logo, the Tag School logo, “Talking Words Factory,” and “Word Whammer” are some of our trademarks or service marks. This report on Form 10-K also includes other trademarks and service marks, as well as trade dress and trade names of ours. Other trademarks in this report on Form 10-K are the property of their respective owners.

PART I

ITEM 1.  BUSINESS

LeapFrog Enterprises, Inc. (“LeapFrog” or “we”), founded and incorporated in the State of Delaware in 1995, designs, develops and markets a family of innovative technology-based learning platforms and related proprietary content for children of all ages at home and in schools around the world.  LeapFrog has developed a number of learning platforms, including the LeapPad Learning System, Leapster, Tag reading system, Clickstart, and Didj, that support a broad library of software titles.  We have created more than 150 interactive software titles, covering subjects such as phonics, reading, writing, and math.  In addition, we market a broad line of stand-alone educational toys that do not require the separate purchase of software.  These learning toys are generally targeted at young children – from infants to five year olds. Our products are available in six languages and are sold globally through retailers, distributors, directly to consumers via the leapfrog.com webstore, and directly to schools.  Our goal is to create educational products that kids love, parents trust and teachers value.

Since April 2004 we have been a majority-owned subsidiary of Mollusk Holdings, LLC (“Mollusk”), an entity controlled by Lawrence J. Ellison, Chief Executive Officer of Oracle Corporation.

Impact of Economic Environment and Strategic Implications

The world has been suffering the effects of a nearly unprecedented meltdown in the global economy, the pace of which accelerated during the fourth quarter of 2008.  Many reports indicate that most, if not all, consumer product companies have been severely affected due to the impact of weaker consumer spending, particularly with respect to discretionary items.  The prevailing adverse and macroeconomic conditions continued to deteriorate into December of 2008; this crisis resulted in what many analysts have characterized as the worst shopping holiday season in decades. In 2008, the toy industry experienced its first year-over-year sales decline in 30 years. In line with the broader trends, the timing and severity of the economic collapse also had a negative impact on us.

Our sales increased 23% during the first nine months of 2008 as compared to the same 2007 period as in 2008, we launched our first four web-connected products, an expansive new library of content, and the learning feedback technology we market as LeapFrog Learning Path.  However, we were not immune to the increasingly chaotic macroeconomic conditions in the fourth quarter of 2008.  Our fourth quarter sales results were weaker than expected, declining 24% year-over-year, which slowed 2008 full year-over-year sales growth to 4%.  In addition to the lower than expected sales, we recorded approximately $23.5 million in charges that reduced our operating income during the fourth quarter of 2008.  Anticipating strong consumer response to our new products and a reasonable, though late-arriving holiday season for toy products, we shipped to retailers just as the economic deterioration accelerated.  The $23.5 million in charges related primarily to the higher than expected levels of inventory remaining on hand at our retailers at year end, which drove increases in promotional allowances to assist our retailers in selling through to consumers and increases to the sales return reserves, and an increase to our bad debt reserves due to the deteriorating financial conditions of certain retailers.

We expect these adverse macroeconomic conditions to continue throughout most of 2009; therefore, achieving profitability during this challenging environment will require enhanced discipline and focus. We will continue to identify and develop opportunities to drive efficiencies and reduce our cost structure in 2009.  However, we also plan to invest where prudent; our 2009 strategies will be focused on driving sales of our learn-to-read and educational gaming market platforms, introducing additional connected products, expanding our content library, establishing parents’ familiarity with the LeapFrog Learning Path, expanding our online play components, introducing learning toy products with lower price points and finally, continuing to hire, retain and reward our key talent. Also in 2009, we plan to substantially reduce spending to fully reflect our estimates of softer net sales given high retail inventories at the end of 2008 and a weak 2009 economy.

Business Segments and Operations

We organize, operate and assess our business in two primary operating segments: United States and International.  Historically, we operated a School segment that sold products tailored for the United States educational market directly to schools, teacher supply stores and through catalogs and websites aimed at educators.  After several years of extensive investments in direct sales and in research and development, our School segment experienced continuing sales declines, which accelerated in 2008. We believe this was primarily due to industry consolidation and severe funding constraints that limited the availability of school funds for the supplemental category of products that LeapFrog School marketed.  As a result we decided to change our strategy with respect to the School segment to eliminate our direct sales force and other direct facilities expenses and instead, to leverage education resellers.  During 2008, we significantly reduced our direct marketing to the educational channel, reduced headcount and direct facilities expenses accordingly, and transferred responsibility for this sales channel to the former U.S Consumer operating segment. This is consistent with how the chief operating decision maker reviews performance, allocates resources and manages the business.  Accordingly, we have consolidated and reclassified the results of the operating segments formerly known as the U.S. Consumer and School segments into the United States segment for the fiscal years ended December 31, 2008, 2007 and 2006. See Footnote 20 – “Segment Reporting” in our Consolidated Financial Statements included in this Form 10-K for certain detailed information on our segments and their financial results for the fiscal years ended December 31, 2008, 2007 and 2006.  The information included throughout this Form 10-K reflects the reclassification of prior period segment information to conform to the presentation of the current period.

Since 2006, we have focused on reducing our cost structure by improving efficiency in our operations and reducing relatively unproductive expenditures.  These efforts have included headcount reductions, migration of certain aspects of our product development cycle to external parties and a restructuring in the fourth quarter of 2008, involving the closure of some of our offices and a company-wide reduction in force.  During 2009, we will continue our efforts to reduce our cost structure by continuing to implement process improvements and other efficiencies.  Also, in light of the continuing economic uncertainty affecting 2009, we plan to invest our resources especially carefully, focusing on building out our core product lines, adding content, and establishing our web-based LeapFrog Learning Path service described below.

Overview of Business Segments

The operations of LeapFrog’s business segments are described below.

●
United States: The United States segment is responsible for the development, design and marketing of electronic educational hardware products and related software, or content, sold primarily through retail channels and through our website in the United States. We market and sell our products directly to national and regional mass-market and specialty retailers, other retail stores and distributors and school-related distributors and resellers through a combination of sales representatives.  We also sell our products through our online store and other Internet-based channels. The United States segment represented approximately 79%,  77% and 77% of LeapFrog’s consolidated net sales in 2008, 2007 and 2006, respectively. The vast majority of this segment’s sales are to a few large retailers. Sales invoiced to Wal-Mart, Toys “R” Us and Target in aggregate accounted for approximately 69%, 64% and 62% of the segment’s gross sales in 2008, 2007 and 2006, respectively.  Each of these customers accounted for more than 10% of our consolidated and United States segment’s gross sales in each of 2008, 2007 and 2006.  Accordingly, the loss of any of these three customers would have a material adverse effect on our business.

●
International:   The International segment is responsible for the localization and marketing of electronic educational hardware products and related software originally developed for the United States, sold primarily in retail channels outside of the United States. We market and sell our products to retailers outside the United States through various distribution arrangements. We have sales offices in Canada, France, Mexico and the United Kingdom, or U.K. We also maintain various distribution and marketing arrangements in countries such as Australia, Japan, Germany and Korea, among others. Our International segment represented approximately 21%, 23% and 23% of our consolidated net sales in 2008, 2007 and 2006, respectively.  No single country represented 10% or more of LeapFrog’s consolidated net sales in any of the three years. In 2008, Toys “R” Us and Wal-Mart accounted for 10% and 13%, respectively of our International segment’s gross sales. In 2007, no single customer accounted for 10% or more of our International segment’s gross sales.

   Product Portfolio

LeapFrog’s product portfolio for both of our business segments includes the following:

●	Reading Solutions:

o
Our Tag reading system, or Tag, introduced worldwide in 2008, is a pen-based reading system that leverages the core technology of optical hardware and optical character reading software. The Tag reading system focuses on fundamental reading skills and offers an extensive library of interactive books based on both children’s classic book titles and popular licensed characters such as Dr. Seuss’ Cat in the Hat, Disney Princess, and Nickelodeon’s SpongeBob Squarepants.

o
The LeapPad learning system, or LeapPad, was historically our most popular learn-to-read product.  It includes devices that introduce basic vocabulary and reading concepts for preschool and kindergarten children through music, talking characters, engaging narration and interactive play, and that can also be used to reinforce learning English as a second language. Tag was developed as a next generation replacement for LeapPad.

●	Educational Gaming and Grade School Products:

o
We produce educational gaming products primarily for children ages four to twelve years old.  Our educational games embed learning skills into action-packed games often featuring well known licensed content.  The Leapster Educational Gaming system, Leapster, or classic Leapster, was launched in 2003. The platform is a handheld device targeted at four to eight year olds, with a multi-directional control pad and a touch-screen enabled by a built-in stylus.  During 2008 we introduced the Leapster2 platform, a web-connected version of our Leapster handheld, which connects to the LeapFrog Learning Path. We also launched five Leapster software titles including “Star Wars: The Clone Wars” and Disney’s “Wall-e.” Our library of over 40 Leapster software titles is compatible with both Leapster and Leapster2.

o	The Leapster L-MAX, a television compatible version of the Leapster platform, has been phasing out in the United States and some international retail markets in 2008.

o
We expanded our educational gaming line in 2008 with the introduction of the Didj Custom Gaming System, or Didj. Didj is a web-connected handheld device that allows for customization of curriculum and game play.  Didj has higher resolution graphics and is also integrated with the LeapFrog Learning Path. The Didj software library contains approximately ten titles, including some popular licensed content, such as LucasArts’ “Clone Wars,” and “Hannah Montana” by Disney.

o
In October 2008, we introduced the Crammer Study and Sound System, or Crammer, a hybrid music player and study device.  Targeted at kids eight to twelve years old, the Crammer is an electronic study device featuring custom flash cards, on-board games and free downloadable educational content, all playable while listening to music.

●	Learning Toys:

o
Learning Toys are stand-alone products that help develop fine motor skills, color, and sound and letter recognition for infants and children through age five. The products are generally more affordable and simpler to localize for foreign markets than our platform and content suites.

o
In 2008, the majority of our Learning Toys sales came from three product lines: the Fridge Series, a line of magnetic toys designed for preschoolers and kindergarteners that teaches letter names, letter sounds and learning songs: the Learn and Groove Series, led by the Learn and Groove musical table which features bilingual musical learning toys: and Pre-school Games, a line of fast-paced handheld learning games.

o
Clickstart, My First Computer, launched in 2007, introduces computer and preschool skills by turning any TV into a child’s first computer. We introduced five new Clickstart titles in 2008 including “Cars” by Pixar and “Thomas and Friends” by HIT Entertainment.

o
Learning toy products, because of their low price points and focus on younger children, can create customer entry points to our Reading Solutions and Educational Gaming product families. Our product strategy centers on products that are designed to “age up” with our child end users.

●	LeapFrog Learning Path:

In 2008, we introduced a web-based service, the LeapFrog Learning Path, or Learning Path. Learning Path is an online tool that helps parents track what their children are learning with our web-connected products, Tag, Leapster2 and Didj. Learning Path gives our consumers access to a variety of downloadable content and to online rewards programs that encourage learning. Parents are able to “see the learning” and gain personalized insight into their child’s learning progress. Learning Path was introduced in the United States and Canada in 2008. We believe that Learning Path adds value to all of our products and expands our relationships with existing customers through personalized product recommendations and relevant information. In addition to the Learning Path, in 2008 we began to introduce online kids’ content as part of our connected product strategy. Kids, for example, can earn and redeem rewards for their achievements with Tag, classic Leapster, Leapster2, and Didj. With Didj they can earn free mini-games; kids can also upload their art files from Leapster2 for printing and recognition of their friends and family. We expect to expand the content and features of Learning Path and online play/reward for kids as part of LeapFrog’s connected strategy in 2009 and beyond.

For more information about the risks associated with our new products, particularly LeapFrog’s Learning Path software, see Part I, Item 1A. - Risk Factors – “Our business depends on highly changeable preferences and toy trends” and “Our growing strategic focus on web-based products and customer relationship management may not yield the returns we expect, and may limit the adoption of our products in some international markets”  in this Annual Report on Form 10-K. All references to risk factors throughout this Form 10-K are to risk factors contained herein.

Competition

Our products compete most directly in the toy industry in the pre-school toy and electronic learning aids categories, both in the United States and in selected international markets.  The educational toy category continues to attract new entrants as well as new innovative products, and competition is significant. We believe the principal methods of competition in our industry are performance, features, quality, brand recognition, price and learning content. We believe our learning toys, reading system, gaming platforms, and the related games and books, compete favorably on these bases. However, we face the challenge of competitors introducing similar products or functionality soon after we introduce our new products or product lines, and these competitors may be able to offer their products at lower prices using cheaper manufacturing or materials, more limited functions, or higher volume. In addition, many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do.

Our learning toy product category is important strategically because it introduces parents to the LeapFrog brand. The educational toy category continues to attract new entrants as well as new innovative products, and competition is significant.  We believe the LeapFrog brand is recognized for quality educational products, enabling us to compare favorably with many of our current competitors on some or all of these toy factors.  As our competitors in the reading solutions and learning toys categories seek competitive advantages and differentiation, they are making larger investments in product research and development and advertising, focusing on global product launches and key distribution channels, expansion of retail shelf space and expansion of products sold through the web.  Our principal competitors in the reading solutions and learning toy categories have included Mattel, Inc., primarily under its Fisher-Price brand, Hasbro, Inc. and its Playskool division, and Vtech Holdings Ltd.

Our products must also compete for leisure time of children and discretionary spending of parents with other forms of media and entertainment.  We design our products to bring fun to learning in order to compete favorably with these outside competitive influences. We believe that the educational content and innovation in our products allows us to compete favorably in these categories as well.

As we pursue our strategies, we increasingly face a broader competitive arena with a variety of products including computer products, electronic and online games and entertainment gaming systems. Products in our educational gaming category, such as our Leapster platform and related software, compete against handheld and console-based gaming platforms from Sony, Microsoft, and Nintendo and against games and other software produced for these platforms. Online gaming and learning is also increasingly becoming a factor in our competitive environment.

Manufacturing

As is the case with most toy manufacturers and many consumer electronics companies, most of our products are manufactured in China. While China has legislated national standards intended to control the use of lead-based paint, particularly in toys, we actively manage our supplier base, mandating compliance with local and international safety inspections and reinforcing our product standards, which require meeting or exceeding all applicable regulatory requirements regarding safety in the design, manufacture, packaging, and delivery into the hands of each product’s ultimate customer, a child.

Our manufacturing and operations strategy is designed to maximize the use of outsourced services particularly with respect to the actual production and physical distribution of our products. In order to work closely with our manufacturing service providers, we have established subsidiaries in Hong Kong and Shenzhen, China. We manage our outsourced manufacturing by allowing LeapFrog’s engineering resources to focus on the product design and manufacturability while our contract manufacturers manage the supply of raw materials, labor and the assembly process. Most of our products are manufactured from basic raw materials such as plastic and paper, and the majority of our products require electronic components. These raw materials are readily available from a variety of sources, but may be subject to significant fluctuations in price. Some of our electronic components used to make our products, including our application-specific integrated circuits, or ASICs, currently come from single suppliers. We do not have long-term agreements with any suppliers. If our suppliers were unable to meet our demand for components and raw materials, and if no alternative sources were available at a reasonable cost, or available at all, our ability to produce our products on a timely and cost-effective basis would be impaired. For information as to how this concentration of suppliers could affect our business, see Part I, Item 1A. - Risk Factors – “We depend on our suppliers for our components and raw materials, and our production or operating margins would be harmed if these suppliers are not able to meet our demand and alternative sources are not available.”

We use contract manufacturers located in Asia, primarily in China, to build all of our finished products. These suppliers are selected based on their technical and production capabilities and are matched to particular products to achieve cost and quality efficiencies. For information as to how this concentration of manufacturing could affect our business, see Part I, Item 1A. - Risk Factors – “We rely on a limited number of manufacturers, virtually all of which are located in China, to produce our finished products, and our reputation and operating results could be harmed if they fail to produce quality products in a timely and cost-effective manner and in sufficient quantities.”

In 2006, we implemented a world-wide quality system that supports the strict European Risk of Hazardous Substances directive or “RoHS,” which banned certain substances, such as lead and mercury, in the production of consumer products. In addition, we monitor compliance with standards set by the United States Consumer Product Safety Commission, or CPSC and the International Council of Toy Industries.

We are subject to the Consumer Product Safety Improvement Act of 1972, as amended by the Consumer Product Safety Improvement Act, or CPSIA, the Federal Hazardous Substances Act, the Flammable Fabrics Act, regulation by the CPSC, and other similar federal, state and international rules and regulatory authorities. The CPSIA regulations enacted in August 2008 required our customers to remove from the stream of commerce certain of our products that did not meet the new federal standards for lead and other substances by February 10, 2009. We have notified retailers to send back affected products in the retailers’ inventories. We estimated the total financial exposure related to both product returns and inventory write-offs at approximately $2.5 million and accrued for this amount at December 31, 2008. The $2.5 million accrual was primarily related to remaining inventories of our discontinued FLY Fusion PenTop Computer (“FLY Fusion”) product. FLY Fusion is not compliant with the CPSIA regulations due to the lead contained in the ballpoint pen.  Since we have previously discontinued FLY Fusion, we decided to dispose of and write off all remaining inventories on hand and at retailers as of December 31, 2008, rather than invest in redesigning the ballpoint pen. We believe this estimate will be adequate to cover the majority of all costs we expect to incur; however, there can be no assurance that we will not ultimately incur total costs of more than $2.5 million, which could have a negative impact on our results of operations for 2009 and beyond.  Additional requirements under CPSIA will become effective through 2011, some of which could require additional product returns and inventory write-offs. For more information about the adverse effects that could result from possible errors or defects in our products, see Part I, Item 1A. - Risk Factors - “Any errors or defects contained in our products, or our failure to comply with applicable safety standards, could result in recalls, delayed shipments and rejection of our products and damage to our reputation, and could expose us to regulatory or other legal action.”

LeapFrog’s quality control system processes include product testing and verification for safety and reliability, starting in the design phase of a product’s life cycle and continuing through production and field support. Our testing for safety is generally more frequent than standards require, and focused testing for special areas of interest such as chemical compliance controls is undertaken even more frequently. We set standards for supplier performance and we make routine assessments of and take steps to verify compliance with our quality standards. We communicate those expectations to our suppliers regularly and work with them to sustain the process of consistently producing safe products. We work with a relatively small group of contract manufacturers, some of which are specialized for the consumer electronics manufacturing sector.

LeapFrog is committed to designing and manufacturing products that meet applicable safety and regulatory requirements.

Research and Development

LeapFrog designs the hardware platforms and related software-based content using in-house research and development resources and outside consultants as necessary. Generally, once the design phase of the product is complete, the remaining development and manufacturing of the products are outsourced to third parties. Our total research and development costs were $48.5 million, $59.4 million and $54.5 million in 2008, 2007 and 2006, respectively.

o
Hardware and Software Development:  We believe that investment in research and development is a critical factor in strengthening our portfolio of products. We have assembled a team of specialists with backgrounds in a wide variety of fields including education, child development, hardware engineering, software development, video games and toys. We have internally developed each of our current platforms and stand-alone products, although we use licensed technology if warranted. For example, we use a version of Macromedia’s Flash player in our Leapster handheld platform. We also use optical reader hardware and optical character recognition software from Anoto AB in our Tag reading system.

o
Content Development:  Our content production department has developed large portions of the content for our interactive books, educational games, and stand-alone products, applying our proprietary pedagogical approach, which is based on established educational standards. We have developed a portion of our content using licensed characters such as the Disney Princesses, Thomas the Tank Engine, Spider-Man, SpongeBob SquarePants and characters from the movies “Indiana Jones,” “Hannah Montana,” “Star Wars” and “Wall-e.” We develop most of our concept designs in-house. Most members of our in-house content development and production team have prior experience in the education, entertainment and educational software or video game industries. In 2007 we began migrating certain aspects of our product development cycle and  most of our game production to third-party contract manufacturers  to drive efficiencies and to  keep our costs competitive.

Advertising and Marketing

Our advertising and marketing strategy is designed to position LeapFrog as a leader in providing engaging, effective, technology-based learning solutions primarily for children. Our communication supports a strong brand that parents seek out to teach children in a fun and engaging way, with the goal of building their love of learning. We strive to utilize the best practices in integrated marketing campaigns. Our strategy includes cross-media advertising methodology, using network and national cable television, national print and online advertising.

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

Distribution

Our customers generally fit into one of the following categories:

●	Retailers that resell our products to consumers in the United States and some international regions;

●	Distributors that purchase our products for resale to retailers, generally internationally;

●	Direct consumers who purchase our products via our website, www.LeapFrog.com;

●	U.S. schools and school districts that purchase our products for use in their classrooms either through education market resellers or directly, through our website, www.LeapFrog.com.

Retailers and distributors purchase our products either through free on board, or FOB, terms, in which case the products are picked up in China and the customer pays through pre-established letters of credit or upon payment terms, or via “domestic” terms, in which case we ship goods from our regional warehouses to the distributor or retailer, and the distributor or retailer generally has payment terms based on the date of shipment.  Generally we do not provide rights of return or extended payment terms to our customers, except for industry standard terms surrounding the return of defective merchandise. We direct our manufacturers to build products and we maintain inventories in our regional warehouses to meet expected short-term demand.  Additional information regarding our inventory levels is included in Note 4 – “Inventories” in our Consolidated Financial Statements included in this Form 10-K.

Intellectual Property and Licenses

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

For a discussion of how our intellectual property rights may not prevent our competitors from using similar or identical technology, Part I, Item 1A. - Risk Factors – “Our intellectual property rights may not prevent our competitors from using our technologies or similar technologies to develop competing products, which could weaken our competitive position and harm our operating results.” For a discussion of how our intellectual property rights may not insulate us from claims of infringement by third parties, see Part I, Item 1A. - Risk Factors – “Third parties have claimed, and may claim in the future, that we are infringing their intellectual property rights, which may cause us to incur significant litigation or licensing expenses or to stop selling some of our products or using some of our trademarks.”

In addition to proprietary materials we have developed, we license content from third parties under exclusive and nonexclusive agreements, which allow us to use third-party characters, stories, illustrations and trade names in specified geographic territories. These inbound licenses are typically limited to use of the licensed content in specific products for specific time periods. Significant portions of the software content for our platforms contain content that is licensed from third parties. Our continued use of these rights is dependent on our ability to continue to obtain license rights at reasonable rates.

We also license our trademarks or service marks to third parties for manufacturing, marketing, distribution and sale of various products.  Our licensing strategy concentrates on extending our current brand through third-party products that are consistent with our core commitment to the design and development of educational products that make learning fun and engaging.

Seasonality

Our business is highly seasonal in both of our segments, with our retail customers making a large percentage of all purchases in preparation for the traditional holiday season. Our business, being subject to these significant seasonal fluctuations, generally earns the majority of our net sales and all of our net income, if any, during the third and fourth calendar quarters. Our seasonal sales patterns for the years ended December 31, 2008, 2007 and 2006 are shown in the table below.

	Years Ending December 31,
	2008	2007	2006
Percent of total net sales:
1st quarter	13%	14%	13%
2nd quarter	15%	13%	13%
3rd quarter	43%	32%	37%
4th quarter	29%	41%	37%
Total	100%	100%	100%

These seasonal purchasing patterns and their related production lead times create risk in our business due to possible under-production of popular items and over-production of items that do not match consumer demand. In addition, as recession has progressed, we have seen our customers start to manage their inventories more stringently, requiring us to ship products closer to the time they expect to sell to consumers. This can increase our risk that we will not be able to meet the demand for specific products at peak demand times, or have an adverse impact our own inventory levels if we pre-build products to meet the demand. For more information about the effects of seasonality on our business see Part I, Item 1A. - Risk Factors – “Our business is seasonal, and our annual operating results depend, in large part, on sales relating to the brief holiday season.”

Financial Information about United States and International Operations

Financial information regarding export sales and international operations is included in Note 20 – “Segment Reporting” in our Consolidated Financial Statements included in this Form 10-K.  For information regarding risks attendant to our foreign operations upon which our international segment depends, see Part I, Item 1A. – Risk Factors – “Our international business may not succeed and subjects us to risks associated with international operations.”

Employees

As of December 31, 2008, we had 626 full-time employees.  The total number of our full-time employees declined by 218, or 26% from December 31, 2007 to December 31, 2008 due to headcount reductions and migration of some of our product development cycle to external parties. We also retain independent contractors to provide various services, primarily in connection with our content development. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good. Some of our foreign subsidiaries are subject to collective bargaining agreements whose benefits and terms are codified and required under local labor laws.

Executive Officers of the Registrant

The following table sets forth information with respect to our executive officers as of March 2, 2009:

Name	Age	Position Held

Jeffrey G. Katz	53	Chief Executive Officer, President and Director
William B. Chiasson	56	Chief Financial Officer
William K. Campbell	47	Senior Vice President, Consumer Sales
Michael J. Dodd	49	Senior Vice President, Supply Chain and Operations
Nancy G. MacIntyre	49	Executive Vice President, Product, Innovation and Marketing
Peter M. O. Wong	42	Senior Vice President, General Counsel and Corporate Secretary

Jeffrey G. Katz has served as our Chief Executive Officer and President since July 2006 and as a member of our board of directors since June 2005. From 2000 to 2004, Mr. Katz served as the Chairman and Chief Executive Officer of Orbitz, Inc., an online travel company. From 1997 to 2000, Mr. Katz was President and Chief Executive Officer of Swissair, a publicly held airline. From 1980 to 1997, he served in a variety of roles at American Airlines, a publicly held airline, including Vice President of American Airlines and President of the Computerized Reservation System Division of SABRE. Mr. Katz serves on the board of directors of Sojern, Inc., a privately held company that operates a targeted advertising network. Mr. Katz earned a B.S. in mechanical engineering from the University of California, Davis, and M.S. degrees from both Stanford University and the Massachusetts Institute of Technology.

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

Nancy G. MacIntyre has served as our Executive Vice President, Product Innovation, and Marketing since February 2007. Previously, Ms. MacIntyre served on the executive team at LucasArts, a LucasFilm company engaged in the production of video games, most recently from February 2006 to January 2007 as Vice President of Global Sales and Marketing and, prior to that, from May 2005 to February 2006, as Senior Director, Online Gaming. Prior to that Ms. MacIntyre was with Atari, Inc., a video game company, as Vice President, Marketing from 2001 through 2005 and with Atari, Inc.’s predecessor, Hasbro Interactive, from 1998 to 2001 in senior sales and marketing positions.  Between 1988 and 1998 Ms. MacIntyre held sales and marketing positions at Broderbund Software and Lotus Development Corp. Ms. MacIntyre received her B.S. in finance and accounting from Drexel University.

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

Available Information

We are subject to the information requirements of the Securities Exchange Act of 1934, or the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the operation of the Public Reference Room of the SEC by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, available (free of charge), or through the investor relations section of our website located at www.LeapFrog.com under “About LeapFrog – Investor Relations – SEC Filings,” as soon as reasonably practicable after they are filed with or furnished to the SEC. Information contained on or accessible through our website or contained on other websites is not deemed to be part of this report on Form 10-K.

ITEM 1A.  RISK FACTORS

Our business and the results of its operations are subject to many factors, some of which are beyond our control. The following is a description of some of the risks and uncertainties that may affect our future financial performance.

The current economic crisis has had a material adverse effect on our sales, and we cannot be certain when sales will recover.

The global economic crisis led to a severe drop-off in sales in the fourth quarter of 2008 and we expect to continue to experience an unusually challenging environment in 2009.  Our sales for the fourth quarter of 2008 were significantly below our expectations, and constituted a substantially smaller percentage of our annual sales than they have in previous years.  Fourth quarter sales in 2007 and 2006 were 41% and 37% of total net sales for those years, respectively.  However in 2008, our fourth quarter net sales were only 29% of total net sales for the year.  Our fourth quarter net sales declined by 24% in 2008 compared to 2007.  We rely heavily on sales to retailers during the third and fourth quarters of each year to achieve our overall sales goals. Also we rely on strong consumer sales in these periods to prevent unsold inventory from building up at our retailers, which can have a continuing negative effect on our sales in the follow first and second quarters of the next year.  We cannot predict whether or when economic conditions will change and many economists predict that the recession will be prolonged and that conditions may deteriorate further before there is any improvement.

Sales trends in 2008 also caused us to reduce our prices or offer promotional incentives or other concessions in sales terms to stimulate retailers’ sales to consumers. As the economic weakness continues, we are likely to provide more of these concessions in 2009 than we have in the past which may lead to, among other things, a lower-than-expected gross margin. Consumers may become used to paying lower prices for some of our products and we may be unable to restore normal pricing as a result. Continuing weak economic conditions in the United States or abroad as a result of the current global economic crisis, lower consumer spending, lower consumer confidence, higher inflation or even deflation, higher commodity prices, such as the price of oil, political conditions, natural disaster, labor strikes or other factors could negatively impact our sales or profitability in 2009, or beyond.

Retailer liquidity problems could harm our liquidity and financial results.

If retailers encounter liquidity problems due to weak sales or their inability to raise sufficient capital because of credit constraints, we may not be able to collect the accounts receivable we generate based on the orders we fulfill. In recent months, some retailers have not paid us in a timely manner and others have indicated that they are unable to pay any vendors. In addition, there have been an escalating number of bankruptcies among retailers, including Woolworths in the United Kingdom and Circuit City and eToys in the United States.  In those circumstances, we are likely to collect less money than we are owed, and may collect nothing. This is particularly true where the retailer had significant secured debt ahead of our claims. There have been reports and speculation regarding the financial viability of several of our major customers. If any of our large retailers suspend or reduce payments to us or file for bankruptcy, the resulting bad debt expense we would incur would likely have a material adverse effect on our results of operations. Further, the combined effect of any smaller retailers failing to make payments could seriously harm our results. In our balance sheet as of December 31, 2008, we reduced our accounts receivable by an allowance for doubtful accounts, but the allowance would need to be increased if retailers continued to struggle or more bankruptcies were filed. Even where we are not owed money, we may be unable to accept orders from troubled retailers, which would reduce sales.

In addition to harming our results of operations, an inability to collect on accounts receivable after the 2009 holiday season could create serious liquidity problems. We generally depend on our collections in the first and second quarters of each year to fund our operations for the rest of the year. If in 2010 or beyond we are unable to collect a material portion of our accounts receivable, and other sources of financing are not available on reasonable terms, we may be unable to execute our business plan or maintain operating levels.  See “Our liquidity may be insufficient to meet the long-term or periodic needs of our business” below.

Our liquidity may be insufficient to meet the long-term or periodic needs of our business.

The current global credit crisis could increase the cost of capital or limit our ability to raise additional capital should we need it, and unforeseen events could stress or exceed our current or future liquidity. In addition to cash received from the collection of accounts receivable, from time to time, we fund our operations and ensure our liquidity through borrowings under our line of credit. Our line of credit terminates in November 2010 and we cannot be sure whether we will be able to renew it on similar terms or at all. If we are unable to borrow sufficient funds in a timely manner or at an acceptable cost, we may need to alter our business practices.  For example, we may be required to manufacture at levels that lag rather than anticipate future order levels.  This could limit our ability to sell and ship our products as demand increases, delaying our ability to benefit from improvements in the retail sales environment.

Any errors or defects contained in our products, or our failure to comply with applicable safety standards, could result in recalls, delayed shipments and rejection of our products and damage to our reputation, and could expose us to regulatory or other legal action.

We are subject to the Consumer Product Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act, or CPSIA, the Federal Hazardous Substances Act, the Flammable Fabrics Act, regulation by the Consumer Product Safety Commission, or CPSC, and other similar federal, state and international rules and regulatory authorities, some of which have conflicting standards and requirements. Our products could be subject to involuntary recalls and other actions by these authorities. We may also have to write off inventory and allow our customers to return products they purchased from us.  In addition, any failures to comply could lead to significant negative media attention and consumer dissatisfaction, which could harm our sales and lead to widespread rejection of our products, particularly since we rely so heavily on the integrity of our brand.  The CPSIA, which was enacted in August 2008, requires our customers to remove from the stream of commerce certain of our products that did not meet the new federal standards for lead and other substances by February 10, 2009. We have notified retailers to return affected products in the retailers’ inventories. We estimated the total financial exposure of these product returns at approximately $2.5 million and accrued for this amount at December 31, 2008.  We believe this estimate of costs will be adequate to cover the majority of all costs we expect to incur; however, there can be no assurance that we will not ultimately incur additional costs, which could have a negative impact on our results of operations for 2009 and beyond. Additional requirements under CPSIA will become effective through 2011, some of which could require additional product returns and inventory write-offs.

Concerns about potential public harm and liability may involve involuntary recalls or lead us to voluntarily recall selected products. For example, in October 2008, we announced a recall of a recharging station made for our Didj handheld gaming system because of concerns about batteries overheating when the charger was used improperly. Recalls or post-manufacture repairs of our products could harm our reputation and our competitive position, increase our costs or reduce our net sales. Costs related to unexpected defects include the costs of writing down the value of inventory of defective products and providing product replacement, as well as the cost of defending against litigation related to the defective products. Further, as a result of recent recalls and safety issues related to products of a number of manufacturers in the toy industry, some of our retailer customers have been increasing their testing requirements of the products we ship to them. These additional requirements may result in delayed or cancelled shipments, increased logistics and quality assurance costs, or both, which could adversely affect our operations and financial results. In addition, recalls or post-manufacturing repairs by other companies in our industry could affect consumer behavior and cause reduced purchases of our products and increase our quality assurance costs in allaying consumer concerns.

Our products may contain errors or defects that are discovered after commercial shipments have begun, which could result in the rejection of our products by our retailers, damage to our reputation, lost sales, diverted development resources and increased customer service and support costs and warranty claims. Individuals could sustain injuries from our products, and we may be subject to claims or lawsuits resulting from such injuries. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. Moreover, we may be unable to retain adequate liability insurance in the future.

Our business depends on three retailers that together accounted for approximately 60% of our consolidated gross sales and 69% of the United States segment’s gross sales in 2008, and our dependence upon a small group of retailers may increase.

Gross sales (“sales”) comprise the total customer billings for the year. Our top three retailers in 2008 were Wal-Mart, Toys “R” Us and Target, which continue to account for the vast majority of our total sales. For the foreseeable future, we expect to continue to rely on a small number of large retailers for the bulk of our sales and expect that our sales to these retailers may increase as a percentage of our total sales.

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

Our business is seasonal, and our annual operating results depend, in large part, on sales relating to the brief holiday season.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, causing the substantial majority of our sales to retailers to occur during the third and fourth quarters. In 2008, approximately 72% of our total net sales occurred during the second half of the year and 73% occurred during the same 2007 period. This percentage of total sales may increase as retailers become more efficient in their control of inventory levels through just-in-time inventory management systems. Generally, retailers time their orders so that suppliers like us will fill the orders closer to the time of purchase by consumers, thereby reducing their need to maintain larger on-hand inventories throughout the year to meet demand. If a decline in the economy or other factors lead to a decline of sales in the third or fourth quarter in particular, it can have disproportionate negative impact on our results for the year.  For example, with the drastic economic downturn in the third and, particularly, the fourth quarter of 2008, our sales in the fourth quarter declined to 29% of total net sales for the year, compared to 41% and 37% of total net sales in 2007 and 2006, respectively.

Failure to predict accurately and respond appropriately to retailer and consumer demand on a timely basis to meet seasonal fluctuations, or any disruption of consumer buying habits during this key period, such as may result from the current economic crisis, would harm our business and operating results. For example, the recession of 2008 caused a rapid decline in consumer spending trends and occurred after many retailers had already ordered products for the holiday season.  This resulted in retailer inventory levels being higher than expected as the year ended. We expect we will incur losses in the first and second quarters of each year for the foreseeable future.

Our business depends on highly changeable consumer preferences and toy trends.

Even our successful products typically have a relatively short period of high demand and then sales decrease as the products mature.  For example, net sales of the classic LeapPad platforms in our U.S. Consumer business peaked in 2002 and have since been declining.  We operate in an industry where consumer preferences can change drastically from year to year.  Unlike a subscription or other recurring revenue model, we depend on our ability to correctly identify changing consumer sentiments well in advance and supply new products that respond to such changes on a timely basis.  Consumer preferences, and particularly children’s preferences, are continually changing and are difficult to predict. Since our products typically have a long development cycle, in some cases lasting many years, it can be difficult to predict correctly changing consumer preferences and technology, entertainment and education trends. To remain competitive, we must continue to develop new technologies and products and enhance existing technologies and product lines, as well as successfully integrate third-party technology with our own.

In 2008, we introduced a number of new products and services to the market, and these new products represented a substantial portion of our 2008 sales. We cannot assure you that any new products or services will be successful or accepted and adopted by the consumers, and if these new products are not successful, our business and operating results will be adversely affected. Some of key products launched in 2008 have a high price point compared to other children’s products.  Consumers may be especially resistant in the current economic climate to purchasing higher-priced products and may elect to defer or omit these discretionary purchases, at least until the economy improves.  This could limit or delay sales of our new products and services and create pressure to lower our prices.

Our growing strategic focus on web-based products and customer relationship management may not yield the returns we expect, and may limit the adoption of our products in some international markets.

Our efforts to build a marketing and sales model that relies more on linking directly to consumers through the Internet remains in its early stages and we cannot be sure whether we will realize our expected return on investment.  Many of our current and planned key products, such as the Tag reading system, the Leapster2 and its successors, and some of our upcoming learning toys, are built as web-enabled products designed to be connected to a computer that has Internet access in order to access content and features.  As our strategy shifts to web-enabled products and consumer relationship management, any resistance by parents to buying children’s products requiring installation of software and connecting the product to a computer could have a more pronounced effect on our business. Also, launch or adoption of web-enabled products may be limited in regions where broadband Internet access is not widespread, such as in some international markets. If parents fail to sign up for the Learning Path or to use it at the rates we expect, or choose not to permit us to send them marketing e-mail, our investment in building, maintaining and improving our web-based services may not yield the return on our investment that we anticipate.  See also “System failures related to our web store or the websites that support our web-connected products could harm our business.”

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

System failures in our web-based services or store could harm our business.

The Internet-based aspects of our business have grown substantially in strategic importance to our overall business.  However, we still have limited experience operating an e-commerce system and providing web services in connection with our products.  Any failure to provide a positive user experience could have a negative impact on our reputation, sales and consumer relationships. If demand for accessing our websites exceeds the capacity we have planned to handle peak periods or other technical issues arise when customers attempt to use these systems to purchase products or to access features or content for our increasing number of web-connected products, then customers could be inconvenienced or become dissatisfied with our products. For example, in the past, our website has suffered service disruptions and delays from time to time, particularly during the December holidays, due, for example, to the number of consumers attempting to access it and errors in the systems processing transactions and account creations. Any significant disruption to our website or internal computer systems or malfunctions related to transaction processing on our e-commerce store or content management systems could result in a loss of potential or existing customers and sales. This risk has become particularly acute as we rely increasingly on our web-based consumer relationship management efforts to drive sales and position our business.  Any significant system failures in our web-based services or store could have a substantial adverse effect on our sales and operating plan.

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

We currently compete primarily in the learning toy and electronic learning aids category of the U.S. toy industry and, to some degree, in the overall U.S. and international toy industry. We believe we compete to some extent, and will increasingly compete in the future, with makers of popular game platforms, electronic entertainment devices and smart mobile devices. We also compete in the U.S. supplemental educational materials market. Each of these markets is very competitive and we expect competition to increase in the future. Many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to changes in consumer requirements or preferences or to new or emerging technologies, and may be able to use their economies of scale to produce the products more cheaply.  Further, with greater economies of scale and more distribution channels, they may be successful even if they sell at a lower margin. Our larger competitors may also be able to devote substantially greater resources, including personnel, spending and facilities to the development, promotion and sale of their products than we do. We cannot assure you that we will be able to compete effectively in our markets.

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

We derived approximately 21% and 23% of our net sales from markets outside the United States during 2008 and 2007, respectively.  Our efforts to increase sales for our products outside the United States may not be successful and may not achieve higher sales or gross margins or contribute to profitability.

Our business is, and will increasingly be, subject to risks associated with conducting business internationally, including:

•	developing successful products that appeal to the international markets;
•	difficulties managing and maintaining relationships with vendors, customers, distributors and other commercial partners;
•	political and economic instability, military conflicts and civil unrest;
•	greater difficulty in staffing and managing foreign operations;
•	transportation delays and interruptions;
•	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;
•	complications in complying with laws in varying jurisdictions and changes in governmental policies;
•	trade protection measures and import or export licensing requirements;
•	currency conversion risks and currency fluctuations;
•	public health problems, especially in locations where we manufacture or otherwise have operations,
•	effectively monitoring compliance by foreign manufacturers with U.S. regulatory requirements for product safety,
•	natural disasters; and
•	limitations, including taxes, on the repatriation of earnings.

Currency conversion risks and fluctuations have recently become more pronounced.  Sales to our international customers are transacted primarily in the country’s local currency.  If, as in 2008, foreign currency weakens compared to the U.S. dollar, our international segment sales results suffer.  For 2008, our international segment sales declined by 7% compared to 2007 and 4% of this decline was attributed to foreign currency fluctuations

Any difficulties with our international operations could harm our future sales and operating results.

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

Our intangible assets include the excess purchase price over the cost of net assets acquired, or goodwill, capitalized website development costs, patents, trademarks and licenses. Goodwill arose from our September 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, and our acquisition of substantially all the assets of Explore Technologies in July 1998. Total intangible assets are fully allocated to our United States business segment. Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangibles with indefinite lives are tested for impairment at least annually. In determining the existence of impairment, we consider changes in our strategy and in market conditions, which could result in adjustments to our recorded asset balances. Specifically, we might be required to record impairment charges if the carrying values of our intangible assets exceeded their estimated fair values. Such impairment recognition would decrease the carrying value of intangible assets and increase our net loss. At December 31, 2008, intangible assets, net, totaled $22.6 million, of which $19.5 million was attributable to goodwill.

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

As of December 31, 2008, Lawrence J. Ellison and entities controlled by him beneficially owned approximately 16.2 million shares of our Class B common stock, which represents approximately 52.4% of the combined voting power of our Class A common stock and Class B common stock. As a result, Mr. Ellison controls all stockholder voting power, including with respect to:

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

Our stock price has declined rapidly in recent months and could decline further, resulting in losses for our investors and harming the employee-retention and recruiting value of our equity compensation.

Our stock price has been extremely volatile since the markets began suffering rapid declines in stock prices, particularly since the third quarter of 2008.  Our closing stock price declined to $2.01 as of the market close on January 30, 2009 from $10.56 on September 30, 2008.  All the factors discussed in this section could affect our stock price.  The timing of announcements in the public markets regarding new products, product enhancements or product recalls by us or our competitors, or any other material announcements could affect our stock price.  Speculation in the media and analyst communities, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock and market trends unrelated to our stock can cause the price of our stock to change.  A significant drop in the price of our stock could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, adversely affecting our business.

Our future success depends partly on the continued contribution of our key executives and technical, sales, marketing, manufacturing and administrative personnel. Part of our compensation package includes stock and/or stock options. To the extent our stock performs poorly, it may adversely affect our ability to retain or attract key employees, potentially resulting in lost institutional knowledge and key talent. Nearly all of our outstanding stock options have exercise prices that significantly exceed current prices. Changes in compensation packages or costs could impact our profitability and/or our ability to attract and retain sufficient qualified personnel.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2008 that remain unresolved.

ITEM 2.  PROPERTIES

The table below lists our current significant properties. In addition to these properties, we have leased properties for administration, sales and operations in Texas, Canada, England, France, Mexico and China, each of which is less than 15,000 square feet of space.

						Lease
				Square	Type of	Expiration
Location	Use	Segment	Condition	Feet	Possession	Date

Fontana, California	Distribution center	All	Satisfactory	600,000	Lease	2010
Emeryville, California	Headquarters and operations	All	Satisfactory	137,200	Lease	2016
Ontario, California	Distribution center	All	Satisfactory	109,000	Lease	2010

ITEM 3.  LEGAL PROCEEDINGS

From time to time, in the normal course of business, we are party to various pending claims and lawsuits. We are not aware of any such actions as of the date of this Form 10-K that are expected to have a material impact on our financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders during the fourth quarter of our 2008 fiscal year.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

Market Information and Holders

Our Class A common stock is listed on the New York Stock Exchange, or the NYSE, under the symbol “LF.”  On March 2, 2009, there were 2,717 holders of record of our Class A common stock and nine holders of record of our Class B common stock.

The following table sets forth the high and low sales prices per share of our Class A common stock on the NYSE in each quarter during the last two years. The values stated below are actual high and low sales prices, inclusive of intra-day trading.

2008	High	Low
First quarter	$7.75	$4.95
Second quarter	$9.38	$7.09
Third quarter	$10.63	$7.51
Fourth quarter	$10.47	$3.14

2007
First quarter	$11.56	$9.15
Second quarter	$11.48	$9.90
Third quarter	$10.82	$6.80
Fourth quarter	$9.33	$5.80

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. Our current credit facility prohibits the payment of cash dividends on our capital stock. We expect to reinvest any future earnings in our business and do not anticipate paying cash dividends on our common stock in the foreseeable future.

Stock Price Performance Graph (1)

The following graph shows the total stockholder return on an investment of $100.00 in cash for (i) LeapFrog’s Class A common stock, (ii) the Standard & Poor’s 500 Index and (iii) the Standard & Poor’s Consumer Discretionary Index for the period beginning on December 31, 2003 (based on the closing price of LeapFrog’s Class A common stock as reported on the New York Stock Exchange) through December 31, 2008.  The stockholder return shown on the graph below is not necessarily indicative of future performance and we do not make or endorse any predictions as to future stockholder returns.

(1)
 This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of LeapFrog under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected significant consolidated financial data for the five fiscal years from January 1, 2004 through December 31, 2008, have been derived from our audited consolidated financial statements. The following information is qualified by reference to, and should be read in conjunction with Part II, Item 7 -“ Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes thereto.

		2008	2007	2006	2005	2004
Consolidated Statements of Operations Data:		(In millions, except per share data)
Net sales		$459.1	$442.3	$502.3	$649.8	$640.3
Gross profit		181.5	173.3	147.0	279.6	259.0
Operating expenses		241.6	274.5	271.7	258.6	273.0
Income (loss) from operations		(60.1)	(101.2)	(124.7)	21.0	(14.0)
Net income (loss)		$(68.3)	$(101.3)	$(145.1)	$17.5	$(6.5)
Net income (loss) per common share:
Basic		$(1.07)	$(1.60)	$(2.31)	$0.28	$(0.11)
Diluted		$(1.07)	$(1.60)	$(2.31)	$0.28	$(0.11)
	Shares used in calculating net income (loss) per share:(1)
Basic		63.6	63.4	62.8	61.8	60.0
Diluted		63.6	63.4	62.8	62.3	60.0

(1)	Weighted average shares outstanding of Class A and Class B common stock

		2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:		(In millions, except per share data)
	Cash, cash equivalents and short-term investments	$79.1	$93.5	$148.1	$72.1	$88.7
Restricted cash		-	-	-	-	8.4
Working capital	(2)	140.0	192.1	209.2	410.7	376.6
Total assets		307.3	370.5	439.2	594.7	559.8
Total stockholders’ equity		$179.9	$243.5	$334.0	$466.3	$434.5

(2)	Current assets less current liabilities.

		2008	2007	2006	2005	2004
Consolidated Statements of Cash Flows Data:		(In millions, except per share data)
Net cash provided by (used in):
Operating activities	**	$12.0	$(15.4)	$90.4	$(24.7)	$-
Investing activities	**	(23.4)	41.0	(77.5)	-	-
Financing activities	**	-	1.9	4.2	10.3	13.0
Effect of exchange rate changes on cash		(2.8)	(1.3)	1.8	2.3	2.2
	Increase (decrease) in cash and cash equivalents	$(14.4)	$26.2	$18.9	$(12.1)	$15.2

	** Dashes ( - ) indicate amounts significantly less than $500 thousand

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of LeapFrog Enterprises, Inc.  This MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements (“Notes”) in Part II, Item 8 of this report.

OVERVIEW

We design, develop and market a family of innovative technology-based learning platforms and related proprietary content for children of all ages at home and in schools around the world.  We have created more than 150 interactive software titles, covering important subjects such as phonics, reading, writing and math.  In addition, we have a broad line of stand-alone educational products, or toys, that do not require the separate purchase of software and are generally targeted at young children – from infants to five year olds.  Our products are available in six languages and are sold globally through retailers, distributors and directly to schools.  Our goal is to create educational products that kids love, parents trust and teachers value.

We generate revenue from developing, manufacturing, and selling platform hardware including the Tag and Leap Pad reading systems, classic Leapster, Leapster2 and Didj gaming platforms, and the Clickstart: My First Computer learning computer, along with a range of learning toys.  We also generate revenue from developing and licensing a wide range of content for our platforms.

In 2008, we introduced the Learning Path, a web-based service that helps parents track what their children are learning with our web-connected products in the United States and Canada and in early 2009 in the United Kingdom. Learning Path gives our consumers access to a variety of downloadable content and to online rewards programs that encourage learning, as well as making it easier for our consumers to “age up” with our products. Parents are able to “see the learning” and gain personalized insight into their child’s learning progress. Some of our 2008 products, including the Tag reading system, which was launched in the United States, Canada, the United Kingdom and France, and the Leapster2 handheld gaming system, which was launched in the United States, Canada, and the United Kingdom, are designed to be connected to the Learning Path. We expect to introduce Learning Path in other LeapFrog international markets in 2009.

Our business is highly seasonal with a significant portion of our revenues occurring in the second half of the year. Given relatively low sales volumes in the first half of the calendar year and the relatively fixed nature of many of our operating expenses which occur fairly evenly throughout the year, our results of operations are generally stronger in our third and fourth quarters relative to our first and second quarters.  Conversely, our cash flow from operations tends to be highest in the first quarter of the year when we collect the majority of our accounts receivable related to the prior year’s fourth quarter sales. Cash flow from operations generally tends to be lowest in our third quarter, as accounts receivables collections taper off and we are building inventory in preparation for the fourth quarter holiday season. However, as discussed below, this pattern may differ in 2009 based on declines in sales in the fourth quarter of 2008. The reduction in cash flow in the third quarter generally means that our available cash is at its lowest point for the year in the first month of the fourth quarter. We borrowed on our asset-backed line of credit facility in October 2008 to provide sufficient liquidity for fourth quarter operations. We repaid the borrowed funds by year-end 2008 from cash provided by operations during the quarter.

In 2008, the global economic crisis led to a severe decline in sales in the fourth quarter of 2008.  Our sales for the fourth quarter of 2008 were significantly below our expectations and constituted a substantially smaller percentage of our annual sales than they have in previous years.  Fourth quarter sales in 2007 and 2006 were 41% and 37% of total net sales for those years, respectively.  However in 2008, our fourth quarter net sales were only 29% of total net sales for the year.  Our fourth quarter net sales declined by 24% in 2008 compared to 2007.  Given the seasonality of our business, declines in sales in the third and fourth quarters can have a disproportionate impact on our annual operating results as well as our cash flows from operations at the beginning of the following year.

We continue to invest in research and development of existing and new lines of business that we believe may contribute to our long-term growth.  We also invest in research and development of advanced technologies for future hardware platforms and content, providing for standalone and online experiences.  We believe delivering innovative and high-value solutions through our platforms and online experiences is the key to meeting customer needs and to our future growth.

Since 2006 we have focused on reducing our cost structure by improving efficiency in our operations and eliminating unnecessary expenditures.  This effort has included headcount reductions, migration of certain aspects of our product development cycle to external parties and a restructuring in the fourth quarter of 2008 involving the closure of some of our offices and a company-wide reduction in force, including employees in our former School business segment.  During 2009, we will continue our efforts to reduce our cost structure by continuing to implement process improvements and other efficiencies. In light of the continuing economic uncertainty affecting 2009, we plan to invest our resources with particular focus on improving cash flow. Thus, we will continue to focus our research and development, or R&D, resources on building out our core product lines and adding to our content library, as well as further reducing other expenditures, particularly those related to selling, general and administrative activities to correspond to our best ongoing estimates of consumer spending trends.

In 2009 and succeeding years we plan to introduce new products in our reading solutions, educational gaming, and learning toy product lines. Additional focus will be placed on expanding our content library, establishing parents’ familiarity with the Learning Path, and expanding our online play components.  The next few years will reflect more methodical efforts to concurrently launch our core product range internationally to boost our performance outside of the U.S., as well as to drive efficiencies and reduce costs throughout the company.  We are also pursuing partnership relationships with third-party school publishers and developers to render some of their proprietary content compatible with selected LeapFrog technology platforms.

We face significant risks associated with the economic downturn and continuing uncertainty through at least 2009. Weak sales in the fourth quarter of 2008 meant that retailers built up inventories of our products, which could harm our sales in the first part of 2009 and beyond.  In addition, an increasing number of retailers have encountered liquidity problems.  If any of our most significant retailers suspend or reduce payments to us or declare bankruptcy, or file for bankruptcy, the resulting bad debt expense we would incur would likely have a material adverse effect on our results of operations. The potential business risk for us from macroeconomic conditions anticipated for 2009 is discussed further in Part I. Item 1A. - Risk Factors -- “The current economic crisis had a material adverse effect on our sales in 2008, and we cannot be certain when sales will recover,” “Retailer liquidity problems could harm our liquidity and financial results in 2009” and “Our liquidity may be insufficient to meet the long-term or periodic needs of our business.”

We organize, operate and assess our business in two primary operating segments: United States and International.  Historically, we operated a School segment that sold products tailored for the United States educational market directly to schools, teacher supply stores and through catalogs and websites aimed at educators.  During 2008, we significantly reduced our direct marketing to the educational channel, reduced headcount and direct facilities expenses accordingly, and transferred responsibility for this sales channel to the former U.S. Consumer operating segment. This is consistent with how the chief operating decision maker reviews performance, allocates resources and manages the business. Accordingly, we have consolidated and reclassified the results of the former U.S. Consumer and School segments into the United States segment for the fiscal years ended December 31, 2008, 2007 and 2006. See Footnote 20 – “Segment Reporting” in our Consolidated Financial Statements included in this Form 10-K for certain detailed information on our segments and their financial results, our customers and our products for the fiscal years ended December 31, 2008, 2007 and 2006.

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS FOR FISCAL YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

					% Change	% Change
					2008 vs.	2007 vs.
		2008	2007	2006	2007	2006
(Dollars in millions)
Net sales		$459.1	$442.3	$502.3	4%	-12%
Gross margin	(1)	40%	39%	29%	1	10 (2)
Operating expenses		241.6	274.5	271.7	-12%	1%
Loss from operations		(60.1)	(101.2)	(124.7)	41%	19%
Net loss per share - basic and diluted		$(1.07)	$(1.60)	$(2.31)	33%	31%

(1) Gross profit as a percentage of net sales
(2) Percentage point change in gross margin

Fiscal Year 2008 Compared to Fiscal Year 2007

Net sales increased by 4%, primarily driven by the launch of several new product platforms including Tag, Leapster2 and Didj, the positive effect of which was partially offset by declining sales of our older products, some of which were being retired. Foreign currency exchange rates accounted for approximately $4.9 million or a 1% decrease in net sales during the year.  Net sales related to new platform products and related content introduced in 2008 totaled approximately $121.2 million, or 26% of total net sales.

Gross margin percentage improved slightly as new products launched in 2008 generally had higher margins and we did not experience the same level of asset write-offs as in 2007. Specifically, the large unamortized balances of the FLY Fusion-related assets were written down to reflect declining sales trends in 2007. These improvements to gross margin were partially offset by lower sales through the school channel, increased discounting, higher sales returns allowances related to weakening consumer demand and higher than expected retail inventory levels at the end of 2008, and costs associated with a voluntary recall of the Didj recharging station.

Operating expenses declined 12% reflecting reduced headcount-related expenses and the absence of costs for legal settlements, offset slightly by an increase in bad debt expense. Over the past three years we have focused on reducing our cost structure through driving efficiencies. Total fulltime employees declined by 218, or 26%, from December 31, 2007 to December 31, 2008, due to a combination of reductions in force and the migration of certain aspects of our product development cycle to external parties. Legal costs were considerably lower in 2008 as 2007 included $11.4 million in patent defense and settlement expenses associated with a patent lawsuit. Bad debt expense increased by $5.3 million in 2008 due to several customer bankruptcies as well as an increase in the allowance for doubtful accounts given the weakening retail environment.

The combination of higher net sales and declining operating expenses resulted in an improvement in loss from operations.

Our basic and diluted net loss per share improved by $0.53 in 2008 as compared to 2007 due primarily to the decrease in our total net loss, as the weighted average of basic and diluted common shares outstanding remained relatively level.

Fiscal Year 2007 Compared to Fiscal Year 2006

Net sales decreased by 12% as the decline in sales of products being phased out more than offset the increase in sales of continuing products.  Foreign currency exchange rates accounted for approximately $7.1 million or a 1.4% increase in net sales during the year.

Gross margin improved by 10 percentage points in 2007, primarily due to providing lower allowances for excess and obsolete inventories, a higher ratio of sales of higher-margin products to total net sales and sales of previously written down inventory, partially offset by a write-off of our FLY Fusion-related assets to levels consistent with the then expected future sales trends.

Operating expenses increased slightly, reflecting higher selling, general and administrative and research and development costs, offset somewhat by lower advertising cost. The increase in selling, general and administrative costs was driven by increased legal and settlement costs related to a patent lawsuit. Research and development costs increased due to the extensive product introductions slated for 2008 and 2009. Advertising expenses declined due to lower retail inventory levels which had a direct impact on sales and promotion allowances.

Loss from operations improved by 19%, primarily due to the 18% improvement in gross profit. Although net sales decreased, cost of sales improved by 24%, primarily due to improved inventory management, which resulted in lower allowances for excess and obsolete inventory.

Basic and diluted net loss per share improved by $0.71 due to the decrease in our total net loss as the weighted average of basic and diluted common shares outstanding remained relatively level from year to year.

SUMMARY OF RESULTS BY SEGMENT FOR FISCAL YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

The net sales, gross margin, total operating expenses and operating loss amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States (“GAAP”) and on an operating segment basis as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (SFAS 131”), which is consistent with our internal management reporting structure. During 2008 we significantly reduced our direct marketing to the educational channel, reduced headcount and direct facilities expenses accordingly, and transferred responsibility for this sales channel to the former U.S Consumer operating segment.  Accordingly, and following the guidance in SFAS 131, we consolidated our School segment into our U.S. Consumer segment, which was renamed the United States segment. All prior year School segment-related data has been combined into the United States (“U.S.”) segment and prior period financial data has been recast to conform to the current presentation.  Certain corporate-level costs, including expenses related to corporate operations associated with broad-based sales and marketing, product support services, human resources, legal, finance, information technology, corporate development and procurement activities, broad-based research and development costs, legal settlements and other corporate costs are charged entirely to our U.S. segment, rather than being allocated between the U.S. and International segments.

United States Segment

The U.S. Segment includes net sales and related expenses directly associated with selling our products to national and regional mass-market and specialty retailers, other retail stores and distributors and school-related distributors and resellers through a combination of sales representatives. We also sell our products through our online store and other Internet-based channels.

					% Change	% Change
					2008 vs.	2007 vs.
		2008	2007	2006	2007	2006
(Dollars in millions)
Net sales		$363.4	$338.9	$387.7	7%	-13%
Gross margin	(1)	40%	40%	30%	-	10 (2)
Operating expenses		202.8	234.9	232.4	-14%	1%
Loss from operations		$(55.8)	$(99.8)	$(115.4)	44%	14%

(1) Gross profit as a percentage of net sales
(2) Percentage point change in gross margin

Fiscal Year 2008 Compared to Fiscal Year 2007

Net sales increased 7% primarily due to the strong performance of platform and related content products associated with the key 2008 product launches of Tag, Leapster2 and Didj and solid net growth in LeapFrog.com, offset by declining sales of older products such as the classic Leapster, LeapPad, Little Leaps, LeapTrack and other school market-related products.

Net sales related to new platform products and related content introduced in 2008 totaled approximately $104.5 million, or 29% of total 2008 United States net sales. Additionally, the ratio of platforms sold as a percentage of total net sales increased to 42% in 2008 as compared to 36% and 34% in 2007 and 2006, respectively. The increase in the ratio of platforms to net sales in 2008 was driven by the Tag, Leapster2 and Didj launches; typically, new platform-related software sales lag platform adoption for a period after the platform is initially released for sale.

Gross margin remained level at 40% year-over-year reflecting a number of offsetting factors. The 2008 gross margin benefited from sales of new, higher margin products launched during the year, lower asset write-offs than those experienced in 2007, specifically the FLY Fusion assets which were written down to reflect declining sales trends in 2007, and reductions in the allowances for unclaimed reimbursements due to customers under promotional and co-operative advertising agreements, based on lack of customer performance and aging of the claim.  These improvements were essentially offset by lower sales through the school channel, increased discounting and higher sales returns allowances related to weakening consumer demand and higher than expected retail inventory levels at the end of 2008 and costs associated with a voluntary recall of the Didj recharging station.

Loss from operations improved, reflecting the net sales increase and a decline in operating expenses.  The decrease in operating expenses is largely a result of lower headcount-related expenses due to headcount reductions and lower legal and settlement costs in 2008.

Fiscal Year 2007 Compared to Fiscal Year 2006

U.S. net sales constituted 77% of LeapFrog’s total net sales for both 2007 and 2006. Net sales in the U.S. decreased as the decline in sales of products being phased out and the decline in school-related revenue offset the cost savings from the migration of certain aspects of our product development cycle to external parties, relatively robust growth on LeapFrog.com and strong sales of our classic Leapster products.

Our gross margin improved significantly in 2007 as compared to 2006 due to lower allowances for excess and obsolete inventory and an increased ratio of higher margin products sold to total net sales in 2007. These positive effects were partially offset by a non-cash write-off of $8.0 million in 2007 associated with FLY Fusion-related assets, which was made to bring the carrying values of the assets to levels we believed were recoverable, given the then expected future sales trends. The FLY Fusion assets included inventories, advance royalty payments, tooling equipment and capitalized content.  The write-off negatively impacted the 2007 gross margin by approximately 2.6 percentage points.

Loss from operations improved, reflecting an increase in gross profit during the year. The 13% decline in net sales was more than offset by a 25% decline in cost of sales.  The improvement in cost of sales was primarily attributable to providing lower allowances for excess and obsolete inventory.

2009 Outlook

Given higher-than-expected retail inventory levels and the current economic crisis, we expect our net sales to lag behind any improvement in our retailers’ sales to consumers, which will depress sales during the first part of 2009. We expect content sales will represent a higher percentage of net sales, which we expect to lead to improvements in gross margin.  We anticipate that further planned reductions in expenditures, primarily due to the decreased headcount, should result in improving our 2009 operating results and net cash flows.

International Segment

The International segment includes the net sales and related expenses directly associated with selling our products to national and regional mass-market and specialty retailers and other outlets through the LeapFrog offices in the United Kingdom, France, Canada and Mexico as well as through distributors in markets such as Spain, Germany and Australia.  Certain corporate-level costs, including expenses related to corporate operations associated with broad-based sales and marketing, product support services, human resources, legal, finance, information technology, corporate development and procurement activities, broad-based research and development costs, legal settlements and other corporate costs are charged entirely to our U.S. Segment, rather than being allocated between the U.S. and International segments.

					% Change	% Change
					2008 vs.	2007 vs.
		2008	2007	2006	2007	2006
(Dollars in millions)
Net sales		$95.7	$103.4	$114.6	-7%	-10%
Gross margin	(1)	36%	37%	26%	(1)	11 (2)
Operating expenses		38.8	39.6	39.3	-2%	1%
Loss from operations		$(4.4)	$(1.4)	$(9.3)	-214%	85%

(1) Gross profit as a percentage of net sales
(2) Percentage point change in gross margin

Fiscal Year 2008 Compared to Fiscal Year 2007

International segment net sales constituted 21% of LeapFrog’s total 2008 net sales as compared to 23% in 2007. Net sales decreased 7%, primarily due to declining sales of our mature and retiring products, partially offset by the launches of Tag in selected markets, and of Leapster2 during the third quarter of 2008. Excluding the impact of foreign currency, our International segment’s sales would have decreased by 3% year-over-year.  The sales declines were broad-based. Declines in our European markets were attributable to lower sales of older products, the effects of which were only partially offset by first year sales of Tag. Our Asian market sales declined significantly in 2008 as our new products were not introduced in those markets in 2008. We experienced only modest growth in the Mexico and Canadian markets.

Our gross margin percentage remained relatively constant, decreasing one percentage point in 2008. Although during the second half of 2008 there was an increase in sales of higher gross margin products, this improvement was offset by a weighted average decline in the value of the dollar during the fourth quarter of approximately 20%.  The most significant decline in the dollar was against certain Asian currencies.

The increase in our loss from operations reflected declining net sales.

Fiscal Year 2007 Compared to Fiscal Year 2006

International segment net sales constituted 23% of LeapFrog’s total net sales for both 2007 and 2006. International net sales decreased as declining sales of products being phased out, primarily the LeapPad family, more than offset the increase in sales of continuing products. Distributor net sales decreased significantly due to high inventory levels at the end of 2006. On a constant currency basis, net sales declined 15%.

Gross margin improved by 11 percentage points, primarily due to lower charges for excess and obsolete inventory and lower levels of retailer promotions and discounts.

Loss from operations decreased 85%, reflecting the gross margin improvement which offset the majority of the net sales decline.

OPERATING EXPENSES

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related employee benefits  including stock-based compensation expense and other headcount-related expenses associated with executive management, finance, legal, IT, facilities, human resources, other administrative headcount, rent, legal and other professional fees, indirect selling expenses, marketing expenses, systems costs, rent, office equipment and supplies.

				% Change	% Change
				2008 vs.	2007 vs.
(Dollars in millions)	2008	2007	2006	2007	2006

SG&A expense	$115.4	$141.6	$131.9	-19%	7%
As a percent of net sales	25%	32%	26%	(7)	6	(1)

(1) Percentage point change

Fiscal Year 2008 Compared to Fiscal Year 2007

SG&A expenses decreased during 2008 reflecting decreased headcount-related expenses and decreased legal fees and settlement expenses, offset slightly by higher bad debt expense and restructuring charges.  Attrition and workforce reductions implemented during 2008 resulted in full time headcount declining 26% year-over-year. Legal fees and legal settlement expenses declined significantly due to the settlement reached in a patent lawsuit in 2007.

The 2008 decrease in employee-related expenses was partially offset by fourth quarter restructuring charges of $3.9 million, comprising $1.5 million in one-time termination benefits and $2.4 million in costs associated with vacating space in Austin, Texas and part of our Emeryville, California facilities. Bad debt expense increased by $5.3 million in 2008 due to the escalating number of retailer bankruptcies in the US and the overall weakening financial environment in the fourth quarter of 2008.

Fiscal Year 2007 Compared to Fiscal Year 2006

In 2007, SG&A expenses increased by 7%, primarily due to $11.4 million in legal and settlement costs incurred in connection with a patent lawsuit. The higher legal and settlement costs were partially offset by a net reduction of $1.6 million in employee-related expenses, attributable primarily to reductions in force specifically related to the team selling to the school channel.

Selling, general and administrative expenses are expected to decline further in 2009 due to continued efforts to manage costs.

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of salaries, employee benefits, stock-based compensation and other headcount-related expenses associated with content development, product development, product engineering, third-party development and programming and localization costs to translate content for international markets. We capitalize external third-party costs related to content development.  These costs are subsequently amortized into cost of sales in the statements of operations.

				% Change	% Change
				2008 vs.	2007 vs.
(Dollars in millions)	2008	2007	2006	2007	2006

R&D expense	$48.5	$59.4	$54.5	-18%	9%
As a percent of net sales	11%	13%	11%	(2)	2	(1)

(1) Percentage point change

 Fiscal Year 2008 Compared to Fiscal Year 2007

 R&D expenses decreased in 2008, reflecting improvements in our overall R&D process, increased reliance on third-party development partners and the timing of our platform development cycle.  In 2007 we invested heavily in developing the Tag, Didj and Leapster2 platforms, while 2008 R&D activity was focused on developing content for these platforms.

 Fiscal Year 2007 Compared to Fiscal Year 2006

R&D expenses increased in 2007 due to the platform development cycle as spending ramped up in 2007 to support extensive new product introductions planned for 2008 and 2009.

We expect research and development expenses to decline again in 2009, given lower headcount and a shift to more content development as compared to platform development.

Advertising Expenses

Advertising expense consists of costs associated with marketing, advertising and promoting our products, including customer-related discounts and promotional allowances.

				% Change	% Change
				2008 vs.	2007 vs.
(Dollars in millions)	2008	2007	2006	2007	2006

Advertising expense	$67.4	$64.0	$75.4	5%	-15%
As a percent of net sales	15%	14%	15%	1	(1	)(1)

(1) Percentage point change

Fiscal Year 2008 Compared to Fiscal Year 2007

Advertising expense increased during 2008 to support the Tag, Leapster2 and Didj product launches.

Fiscal Year 2007 Compared to Fiscal Year 2006

Advertising expense decreased in 2007 relative to 2006 primarily due to lower sales and promotional spending. In 2006,  promotional spending was increased to drive reductions in LeapFrog and retailer inventory levels.

Advertising expenses are expected to decline in 2009 as spending will be weighted more toward retailer and online advertising and less toward mass media communication channels.

Other Income (Expense)

The components of other income (expense) were as follows:

				% Change	% Change
				2008 vs.	2007 vs.
	2008	2007	2006	2007	2006
(Dollars in millions)
Other income (expense):
Interest income	$2.5	$7.0	$7.2	-64%	-3%
Interest expense	(0.3)	(0.1)	(0.1)	-200%	0%
Impairment losses on long-term
investments (ARS)	(6.6)	(2.5)	-	-164%	n/a
Other, net	(1.9)	(0.8)	(0.9)	-138%	11%
Total	$(6.3)	$3.6	$6.2	-275%	-42%

Fiscal Year 2008 Compared to Fiscal Year 2007

Interest income declined, due both to lower average excess cash balances available for investment and a change in investment vehicles from a combination of money-market funds, commercial paper and other similar short-term instruments in 2007 to only money market funds invested in high quality short-term U.S. government obligations in 2008, which have lower yields due to their relatively low risk. Impairment losses on our auction rate securities (“ARS”) increased in 2008 as the general economic uncertainty and adverse credit market conditions deepened, driving lower valuations of these securities. The “other, net” category consists primarily of gains (losses) on foreign exchange forward contracts, net of gains (losses) on the underlying transactions denominated in foreign currency.

Fiscal Year 2007 Compared to Fiscal Year 2006

Other income (expense) declined in 2007 relative to 2006, primarily due to the impairment charge of $2.5 million related to our ARS investment which was recorded in the fourth quarter of 2007. The impairment resulted from the deteriorating economy and the related auction failures held for ARS securities which severely impacted their liquidity and market values.

INCOME TAXES

Our provision for income taxes and our effective tax rates were $1.9 million, $3.7 million and $26.6 million, and (2.8) %, (3.8) % and (22.5) % for the years ended December 31, 2008, 2007 and 2006, respectively. Our pretax losses were $66.4 million, $97.6 million and $118.5 million for the same periods, respectively. Calculation of the effective tax rates for all periods included a non-cash valuation allowance recorded against our domestic deferred tax assets.

The tax expense for 2008 and 2007 was primarily attributable to our foreign operations. In 2008 we received an income tax refund of $5.2 million from the IRS in settlement of an audit related to our research and development carryback claims for the years 2001 through 2003. The total 2008 tax benefit attributable to this refund was $1.9 million, including interest paid by the IRS.  Tax expense for 2006 included a valuation allowance of $25.0 million related to pre-2006 deferred tax assets; the remaining 2006 tax expense was largely attributable to our foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash and cash equivalents totaled $79.1 million and $93.5 million at December 31, 2008 and 2007, respectively. All cash equivalents were invested money market funds that held only high-grade United States government obligations at December 31, 2008. At the end of 2007 we made a policy decision to invest our excess cash in short-term U.S. government obligations only due to the continuing financial market crisis.

As of December 31, 2008, we held $5.0 million, stated at fair value, in long-term investments in auction rate securities. The uncertainties in the credit and financial markets since the fourth quarter of 2007 have prevented us from liquidating our ARS holdings as the amount of securities submitted for sale in periodic auctions has exceeded the amount of purchase orders. The fair value of our auction rate securities investment has declined by $9.0 million from its original cost value of $14.0 million, resulting in a total unrealized loss of the same amount, which has been recorded as a loss on investments in our statements of operations in the appropriate periods. Due to the illiquidity of these investments we have not included and do not intend, for the foreseeable future, to include them as potential sources of liquidity in our future cash flow projections. Thus, we do not anticipate that future declines in value, if any, will have an adverse impact on our future ability to support operations and meet our obligations as they come due. Because the fair value of $5.0 million for the auction rate securities investment constitutes less than 2% of our total assets at December 31, 2008, we also do not anticipate any material adverse impact on our overall capital position should the fair value of these investments decline to zero.

We have an asset-backed revolving credit facility with a potential borrowing availability of $100.0 million which is discussed in more detail below. There were no borrowings outstanding on this line of credit at December 31, 2008.

Our retained deficit of $182.5 million at December 31, 2008 is not expected to impact our future ability to operate, given our anticipated cash flows from operations, our strong cash position and the availability of our credit facility.

Future capital expenditures are planned to be primarily for new product development and purchases related to the upgrading of our information technology capabilities. We expect that capital expenditures in 2009, including those for capitalized content and website development costs, will be lower than in prior years. Capital expenditures were $23.4 million, $26.6 million and $20.4 million in 2008, 2007 and 2006, respectively.  We expect future capital expenditures will be funded with cash flows generated by operations.

We believe that cash on hand, cash flow from operations and amounts available under our revolving credit facility will provide adequate funds for our foreseeable working capital needs and planned capital expenditures over the next twelve months.  We plan to invest where prudent; our 2009 strategies will be focused on driving sales of our learn-to-read and educational gaming market platforms, introducing additional connected products, expanding our content library, establishing parents' familiarity with the Learning Path and expanding our online play components.  Our ability to fund our working capital needs and planned capital expenditures, as well as our ability to comply with all of the financial covenants of our credit facility depend on our future operating performance and cash flows, which in turn are subject to prevailing economic conditions, including the limited availability of capital in light of the current financial crisis and to financial, business and other factors, some of which are beyond our control.

Changes in Cash Flows

The table below shows our sources and uses of cash for the three fiscal years ended December 31, 2008, 2007 and 2006.

				% Change	% Change
				2008 vs.	2007 vs.
	2008	2007	2006	2007	2006
(Dollars in millions)
Cash flows provided by (used in):
Operating activities	$12.0	$(15.4)	$90.4	178%	-117%
Investing activities	(23.4)	41.0	(77.5)	-157%	153%
Financing activities	(0.2)	1.9	4.2	-111%	-55%
Effect of exchange rate fluctuations on cash	(2.8)	(1.3)	1.8	-115%	-172%
Increase (decrease) in cash and
cash equivalents	$(14.4)	$26.2	$18.9	-155%	39%

Fiscal Year 2008 Compared to Fiscal Year 2007

Net cash flow from operations in 2008 improved over 2007 by $27.4 million. A primary contributor to the improvement in 2008 over 2007 was the $33.0 million decrease in our net loss from 2007 to 2008. Other significant operating cash flow changes included: an increase in 2008 of $27.0 million in accounts receivable-related allowances which included the amounts attributable to the effects of the 2008 financial crisis on our business, primarily  the allowances for bad debts, sales and product returns; a decrease in inventories of $28.9 million in 2008, primarily attributable to increased allowances for potential product returns including those affected by the 2008 CPSIA safety regulations and a $30.2 million decrease in accrued liabilities and deferred revenue in 2008 caused by lower accruals for employee bonuses, legal settlement expenses and general marketing expenses in 2008.

Net cash flow used in investing activities increased by $64.3 million in 2008 as net proceeds from the sales and purchases of investments declined by $67.6 million, offset by a $3.3 million decline in capital expenditures.

Net cash used by financing activities increased by $2.1 million as proceeds from stock option exercises and employee stock purchase plans declined significantly due to the deteriorating stock price in 2008 which depressed stock purchases.

Fiscal Year 2007 Compared to Fiscal Year 2006

Net cash used in operations in 2007 increased $105.8 million due to accrued liabilities, offset by reduced net losses and reduced inventory levels. Net cash provided by investing activities in 2007 was $41.0 million in 2007 as compared to net cash used in investing activities of $77.5 million in 2006.  In 2006, part of the $113.0 million in cash generated by accounts receivable was invested in short-term investments, including auction rate securities and commercial paper.  During 2007, we liquidated part of our short-term investment portfolio to provide funding for our 2007 net loss. As of December 31, 2007, due to having liquidated the majority of our short-term securities, impairment losses incurred on auction rate securities during the fourth quarter of 2007 and the reclassification of the auction rate securities to long-term investments, we had no short-term investments on the balance sheet as compared to $80.8 million at the end of 2006.

Net cash provided by financing activities declined by $2.3 million due primarily to a decrease in cash inflows from employee stock option exercises and reduced purchases of our Class A common stock for the employee stock purchase plan.

Seasonal Patterns of Cash Provided By or Used in Operations

The table below shows our seasonal patterns of cash flow provided by (used in) operations by quarter for the fiscal years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
(Dollars in millions)
1st quarter	$18.1	$49.6	$133.1
2nd quarter	(30.7)	(37.6)	(21.2)
3rd quarter	(35.4)	(52.4)	(40.1)
4th quarter	60.0	25.0	18.6
Total cash provided by (used in) operations	$12.0	$(15.4)	$90.4

Generally, our cash flow from operations tends to be highest in the first quarter of the year when we collect the majority of our accounts receivable booked in the fourth quarter of the prior year. Cash flow used in operations tends to be highest in our third quarter, as collections from prior accounts receivables taper off and we invest heavily in inventory in preparation for the fourth quarter holiday season. Cash flow generally turns positive again in the fourth quarter as we start to collect on the current holiday season accounts receivables.

However, our 2008 quarterly cash flows did not fully conform to our historical pattern due to the following factors.  Net sales fell on a year-over-year basis from 2005 through 2007. This resulted in a decline in cash collected from accounts receivable from year to year for the three-year period, negatively impacting cash flows in the first quarter of each subsequent year. In 2008, this net sales-related cash flow decline was partially offset during the fourth quarter as we tightened our cash management practices in response to the economic crisis, resulting in an increase in accounts payable of approximately $10 million at the end of 2008 as compared to the end of 2007. Thus, cash flow provided by operations was higher in the fourth quarter of 2008 than in the first quarter. As described elsewhere in this Form 10-K, decreased sales in the fourth quarter of 2008 and potential retailer liquidity issues may reduce or delay collections of cash in the first quarter of 2009, which could mean that cash flow provided by operations in the fourth quarter of 2008 could exceed cash flow provided by operations in the first quarter of 2009.

Line of Credit and Borrowing Availability

In November 2005, we entered into a $75 million asset-based revolving credit facility with Bank of America.  In May 2008 we, certain banks, financial institutions and other institutional lenders and Bank of America entered into an amendment to the original credit facility agreement, increasing the maximum borrowing availability on the credit line from $75 million to $100 million. We granted security interests in substantially all of our assets as collateral for the loans under the credit facility agreement, as amended. The borrowing availability varies according to the levels of our eligible accounts receivable, eligible inventory and cash and investment securities deposited in secured accounts with the administrative agent or other lenders. Availability under this agreement was $28.2 million as of December 31, 2008. The termination date of the agreement and the maturity date for any outstanding loans under the facility is November 8, 2010. Among other customary covenants, the credit facility contains a fixed charge coverage ratio covenant.  We are required to maintain a ratio of EBITDA to fixed charges, as defined in the agreement, of at least 1.0 to 1.0 when the covenant is required to be tested.  The ratio is measured only if certain borrowing-availability thresholds are not met. We expect that we will meet or exceed these borrowing-availability thresholds and be in compliance with all related requirements in 2009. The agreement also contains customary events of default and prohibits the payment of cash dividends on our common stock. If an event of default occurs, the lenders may terminate their commitments, declare all borrowings under the credit facility as due immediately, and foreclose on the collateral. As of December 31, 2008 we were in compliance with all covenants under this agreement. Bank of America is committed to lend up to 75% of the total borrowing and Wachovia Capital Finance Corporation is committed to lend the remaining 25%.

The interest rate for our revolving credit facility is, at our election, the Bank of America prime rate (or base rate) or a LIBOR rate defined in the credit agreement, plus in each case an applicable margin.  The applicable margin for a loan depends on the average monthly usage and type of loan. We had no borrowings outstanding under this agreement at December 31, 2008.

During the fourth quarter of 2008, we borrowed a total of $30.0 million on the line and repaid $30.0 million during the same quarter from cash provided by operations.

Contractual Obligations and Commitments

LeapFrog has no off-balance sheet arrangements.

We conduct our corporate operations from leased facilities and rent equipment under operating leases. Generally, these have initial lease periods of three to twelve years and contain provisions for renewal options of five years at market rates. We account for rent expense on a straight-line basis over the term of the lease. The following table summarizes our outstanding long-term contractual obligations at December 31, 2008.

	Contractual Obligations at December 31, 2008
	Payments Due by Period
		Less Than 1			More Than 5
	Total	Year	1-3 Years	4-5 Years	Years

(Dollars in millions)
Operating leases	$37.4	$8.6	$16.2	$3.8	$8.8
Royalty guarantees	14.3	5.1	8.7	0.5	-
Capital leases	0.4	0.3	0.1	-	-
Purchase obligations	24.8	24.8	-	-	-
Total	$76.9	$38.8	$25.0	$4.3	$8.8

At December 31, 2008, we had no outstanding borrowings or letters of credit under our asset-backed line of credit facility with Bank of America. At December 31, 2008, we had $100.0 million of potential availability on the line. In addition, we had commitments to purchase inventory totaling approximately $24.8 million at December 31, 2008.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. We believe that certain accounting policies, which we refer to as critical accounting policies, are particularly important to the portrayal of our financial position and results of operations and require the use of significant estimates and the application of significant judgment by our management. On an on-going basis, we evaluate our estimates, particularly those related to our critical accounting policies which include: revenue recognition, evaluation of our accounts receivable-related allowances for doubtful accounts, sales and product returns and cooperative advertising arrangements with customers, the valuation and nature of impairments of financial instruments, valuation and amortization of capitalized content costs, inventory valuation, the recognition, measurement and valuation of current and deferred income tax assets and liabilities, valuation of goodwill and stock-based compensation assumptions.

Revenue is recognized when products are shipped and title passes to the customer, provided that there is evidence of a commercial arrangement, delivery has occurred, there is a fixed or determinable fee and collection is reasonably assured.  For online downloads, delivery is considered to occur when the download occurs. For professional training services, delivery is considered to occur when the training has been performed. Net sales represent gross sales less negotiated price allowances based primarily on volume purchasing levels, estimated returns, allowances for defective products, markdowns and other sales allowances for customer promotions.  A small portion of our revenue related to subscriptions is recognized as revenue over the period of the subscription.

We reduce accounts receivable by an allowance for amounts we believe may become uncollectible.  Determining the amounts that may become uncollectible requires judgment that may have a significant effect on the amounts reported in accounts receivable. This allowance is an estimate based primarily on our management’s evaluation of the customer’s financial condition in the context of current economic conditions, past collection history and aging of the accounts receivable balances. If changes in the economic climate or in the financial condition of any of our customers impair their ability to make payments, additional allowances may be required. We provide estimated allowances against revenues and accounts receivable for product returns, defective products, charge-backs, discounts, promotions and cooperative advertising arrangements with customers in the same period that we record the related revenue. We estimate our allowances by utilizing our historical information for existing products. For new products, we estimate our allowances by utilizing our historical experience with similar products. We also take into account current inventory levels of our retailers, sell-through of our retailers and distributors, current trends in retail for our products, changes in customer demand for our products and other related factors. We continually evaluate our historical experience, changes in the current environment and adjust our allowances as appropriate.  The current challenging economic climate has impacted our estimates considerably as retailer inventory levels are much higher than normal levels and the number of retailer bankruptcies has been increasing.  Changes in the assumptions underlying our estimates can have a significant impact on our results of operations. In the latter half of 2008, as the economy and the financial condition of some of our retailers worsened, we reviewed our outstanding accounts receivable and provided allowances for specific customers based on how current their receivables were and their most recent financial information. Our provision for bad debts in 2008 was $5.0 million as compared to a net recovery on bad debts of $0.3 million in 2007.

We account for our financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) and related guidance and SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Our financial instruments consist of  long-term investments in auction rate securities (“ARS”) and certain foreign currency forward contracts. Our foreign currency forward contracts are widely traded and generally have a 30 day term; therefore we consider them to be Level 1 assets; as such, their fair values are equivalent to market value.  We have not been able to liquidate our ARS since the fourth quarter of 2007 due to the adverse financial market conditions that arose at that time and that have continued to the date of this Form 10-K. For this reason, we consider these securities to be Level 3 assets and we determine their fair value based on a variety of unobservable inputs, including our assessments of general market conditions, changes in the credit ratings of the issuers of the securities, the quality of the collateral, if any, and independent valuations of our portfolio’s fair value. We update our estimates of the fair values of our financial instruments quarterly and adjust the instruments’ carrying values as appropriate. Any impairment losses are classified as either temporary or other-than-temporary. Temporary losses are charged to “other accumulated comprehensive income (loss)” on the balance sheet and other-than-temporary losses are charged to the statements of operations in “other income (expense).” Determining the appropriate classification of impairment losses requires us to make complex and subjective judgments, using currently available data as well as projections about the potential impact of possible future events and conditions, which judgments and projections are inherently uncertain. In 2008, we recognized a total of $6.0 million in impairment losses on our ARS. During 2007 and 2008, we have recognized total losses of $9.0 million on the ARS investments, reducing their total carrying value from their original par value of $14.0 million to $5.0 million as of December 31, 2008, a reduction in value of 65%.

Inventories are stated on a first-in, first-out basis at the lower of cost or market value. Inventory valuation primarily involves our management’s estimation of slow-moving, obsolete or excess products. Our estimate of the write-down for slow-moving, excess and obsolete inventories is based on our management’s review of on-hand inventories compared to their estimated future usage, our product demand forecast, anticipated product selling prices, the expected product lifecycle, and products planned for discontinuation. If actual future usage, demand for our products and anticipated product selling prices were less favorable than those projected by our management, additional inventory write-downs would be required resulting in a negative impact on our gross margin. We monitor the estimates of inventory write-downs on a quarterly basis. When considered necessary, we make additional adjustments to reduce inventory to its net realizable value, with corresponding increases to cost of goods sold. Our assessment of the pessimistic economic outlook for 2009 caused us to provide an increased reserve of approximately $4.7 million for inventories in 2008 due to overstocks at some of our retailers at year-end. The $4.7 million increase also includes $2.5 million primarily associated with FLY Fusion inventory, which became non-CPSIA compliant as of February 10, 2009.

We capitalize certain external costs related to the development of content for our learning products according to the guidance provided in Emerging Issues Task Force (“EITF”) Issue No. 96-6, “Accounting for Film and Software Costs Associated with Developing Entertainment and Educational Software Products” and SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” (“SFAS 86”).  Our capitalized external costs generally relate to design, artwork, animation, layout, editing, voice, audio and software included in the learning products. We capitalize these costs once technological feasibility has been established for the related projects. We evaluate the future recoverability of capitalized content and website costs on a quarterly basis. Capitalized costs for products that are cancelled, abandoned or otherwise deemed impaired are charged to expense in the period of cancellation. We also capitalize external website development costs (“website costs”) in accordance with Emerging Issues Task Force (“EITF”) No. 00-02, “Accounting for Website Development Costs.” Website costs presently comprise primarily third-party costs related to developing applications that are an integral component of certain products we market, as well as some costs incurred to develop or acquire and customize code for web applications, costs to develop HTML web pages or develop templates. We evaluate the future recoverability of website costs on a quarterly basis and if an impairment loss is considered to have occurred during the period, the loss is recorded in the statement of operations in the same period. Our evaluations of capitalized content and website costs require us to make complex and subjective judgments, using currently available data as well as projections about the potential impact of possible future events and conditions, which judgments and projections are inherently uncertain. If future events and conditions do not meet expectations, we make additional adjustments to reduce the expected realizable value of the assets, with corresponding increases to cost of sales. Both of these capitalized costs are included in "Capitalized product costs" on the balance sheet.

In accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we evaluate goodwill for impairment at the end of each fiscal year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the applicable reporting unit below its carrying value.  These events or circumstances could include a significant change in the business climate, legal factors or operating performance indicators. Application of the goodwill impairment test involves numerous assumptions, estimates and the application of significant judgment, including the identification of reporting units, evaluation of current market indicators and projections of future product sales and net cash flows, among others. These judgments and projections are inherently uncertain. Any future impairment tests may result in a write-down of goodwill and a corresponding non-cash charge to earnings if we experience sales shortfalls, fail to reduce our expenses or if our market capitalization as of the measurement date exceeds the carrying value of our net assets at the same date by an amount that cannot be attributed to any specific asset on our balance sheet.  As discussed above, after analyzing our goodwill at December 31, 2008 and 2007, we concluded no impairment charge was required in either period. See Footnote 2 – “Significant Accounting Policies” in our Consolidated Financial Statements included in this Form 10-K for more information on our goodwill policy and its application.

We account for income taxes in accordance with the requirements of SFAS 109, “Accounting for Income Taxes” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). We calculate our deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities, using enacted tax rates and laws that we expect will be in effect when the differences are expected to reverse. We accrue for uncertain tax positions in accordance with FIN 48. Determining our income tax assets, liabilities and expense requires us to make significant estimates and judgments in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations or cash flows. We provide valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Determining whether a valuation allowance is warranted requires judgment about factors such as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Our financial statements also include accruals for the estimated amounts of probable future assessments that may result from the examination of federal, state or international tax returns. Our tax accruals, tax provision, deferred tax assets or income tax liabilities may be adjusted if there are changes in circumstances, such as changes in tax law, tax audits or other factors, which may cause management to revise its estimates. The amounts ultimately paid on any future assessments may differ from the amounts accrued and may result in an increase or reduction to the effective tax rate in the year of resolution. Such adjustments could have a material impact on our financial position, results of operations or cash flows.

We account for stock-based compensation in accordance with the provisions of SFAS No. 123(R), “Share-Based Compensation” (“SFAS 123(R)”). Under the fair value provisions of SFAS 123(R), stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized in compensation expense over the requisite service period. Determining the fair value of stock-based compensation awards at grant date requires significant judgment and estimates regarding valuation variables such as volatility, expected forfeiture rates and the expected term of the awards. Stock-based compensation expense may be significantly affected by changes in our stock price, our actual forfeiture rates and the extent of future grants of equity awards. If actual results differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially affected.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), with respect to our financial assets and liabilities only, pursuant to the guidance of FASB Staff Position No. FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”), issued in February 2008. FSP 157-2 is effective for fiscal years beginning after November 15, 2008. We are currently assessing the potential impact of SFAS No. 157-2 on our financial statements.

On October 10, 2008, the FASB issued Staff Position No. FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”).  This pronouncement provides more detailed guidance on issues such as evaluating when the inputs used to calculate fair value for an instrument should be considered observable or unobservable and the use of valuation techniques such as the discounted cash flow approach or reference to broker quotes in an inactive market. We are currently following the guidance in FSP 157-3 as applicable.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option is elected will be recognized in net earnings at each subsequent reporting date. The adoption of SFAS 159 in 2008 did not have an effect on our consolidated financial statements during 2008 as we did not elect the fair value option.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which requires us to estimate and accrue for all potential income taxes on uncertain tax positions we have taken.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and market our products primarily in North America and, to a lesser extent, in Europe and the rest of the world. We are billed by and pay our third-party manufacturers in United States dollars (“USD”). Sales to our international customers are transacted primarily in the country’s local currency. As a result, our financial results have been and are expected to continue to be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets.

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements. The table below shows the results of our hedging program for the fiscal years ended December 31, 2008, 2007 and 2006.

	Years Ending December 31,
	2008	2007	2006

Gains (losses) on foreign currency forward contracts	$874	$(2,967)	$(3,872)
Gains (losses) on underlying transactions denominated in foreign currency	(2,092)	2,964	2,812
Net losses	$(1,218)	$(3)	$(1,060)

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts that were outstanding as of December 31, 2008 and 2007 follows:

	2008			2007
	Average	Notional	Fair	Average	Notional	Fair
	Forward	Amount in	Value of	Forward	Amount in	Value of
	Exchange	Local	Instruments	Exchange	Local	Instruments
	Rate per $1	Currency	in USD	Rate per $1	Currency	in USD
		(1)	(2)		(1)	(2)
Currencies:
British Pound (USD/GBP)	1.435	4,238	$55	2.008	645	$(17)
Euro (USD/Euro)	1.388	6,381	303	1.441	8,144	(152)
Canadian Dollar (C$/USD)	1.236	4,476	72	0.998	5,512	(57)
Mexican Peso (MXP/USD)	13.960	33,409	110	10.919	177,421	34
Total fair value of instruments in USD			$540			$(192)

(1) In thousands of local currency
(2) In thousands of USD

Cash and cash equivalents are presented at fair value on our balance sheet. We invest our excess cash in accordance with our investment policy. At December 31, 2008 and 2007 our cash was invested primarily in high-grade U.S. government obligations and money market funds.

LeapFrog experiences interest rate risk and impairment risk only on its long-term investment in auction rate securities, as we have no long-term borrowings. Due to the financial market collapse that commenced in the fourth quarter of 2007, we have incurred a total of $9.0 million in unrealized impairment losses on our auction rate securities, which have been recognized as losses in the statements of operations in 2007 and 2008. We evaluate this investment on a quarterly basis and will continue to recognize impairment losses in the statements of operations if and when they occur.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements beginning at page F-1 below are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934 or the Rule 13a-14(a) Certifications. This Controls and Procedures section of the annual report on Form 10-K includes the information concerning the controls evaluation referred to in Rule 13a-14(a) Certifications.

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, or disclosure controls, as of the end of the period covered by this annual report on Form 10-K. This controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO. Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed or submitted in our reports filed under the Exchange Act, such as this Form 10-K, are recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in our reports. In the course of the controls evaluation, we reviewed and identified data errors and control problems and sought to confirm that appropriate corrective actions, including process improvements, were undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our CEO and CFO, concerning the effectiveness of the disclosure controls can be reported in our periodic reports filed with the Securities and Exchange Commission on Forms 10-Q, 10-K, and others as may be required from time to time.

Based upon the controls evaluation, our CEO and CFO have concluded that our disclosure controls were effective as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company.

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors.

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management assessed our internal control over financial reporting as of December 31, 2008, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

Based on management’s assessment of our internal control over financial reporting, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited our internal control over financial reporting as of December 31, 2008, as stated in its attestation report appearing herein.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2009 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Form 10-K as our 2009 Proxy Statement, which we expect to file with the SEC no later than April 30, 2009.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing in our 2008 Proxy Statement under the following headings is incorporated herein by reference:

●	“Proposal 1: Election of Directors,”

●	“Board of Directors and Corporate Governance—Committees of the Board—Audit Committee”

●	“Section 16(a) Beneficial Ownership Reporting Compliance”

The information under the heading “Executive Officers of the Registrant” in Item 1 of this Form 10-K is also incorporated by reference in this section.

In April 2005, our Board of Directors adopted the LeapFrog Code of Business Conduct and Ethics, which applies to all of our employees and directors, including our Chief Executive Officer, Chief Financial Officer, who is our principal financial officer, and our Vice President, Corporate Controller, who is our principal accounting officer. In August 2006, our Board adopted a number of versions of our Code of Business Conduct and Ethics that are specifically tailored to the various international locations in which we have operations. The United States and international versions of our Code of Business Conduct and Ethics are posted in the corporate governance section of our website located at www.leapfroginvestor.com. To date, there have been no waivers under our Code of Business Conduct and Ethics. We will disclose any reportable waivers, if and when granted, of our Code of Business Conduct and Ethics in the corporate governance section of our website located at www.leapfrog.com. at  “About LeapFrog—Investor Relations—Corporate Governance.”

On July 7, 2008 we filed with the NYSE the Annual CEO Certification regarding LeapFrog’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual. In addition, we are filing as exhibits to this annual report, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of our public disclosures.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing in our 2009 Proxy Statement under the following headings is incorporated herein by reference:

●	“Board of Directors and Corporate Governance—Compensation of Directors”

●
“Board of Directors and Corporate Governance—Committees of the Board—Compensation Committee– Compensation Committee Interlocks and Insider Participation” and “—Report of the Compensation Committee,” which report shall be deemed to be “furnished,” not “filed” with the SEC.

●	“Executive Compensation”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND  RELATED STOCKHOLDER MATTERS

The information appearing in our 2009 Proxy Statement under the following headings is incorporated herein by reference:

●	“Security Ownership of Certain Beneficial Owners and Management”

Equity Compensation Plan Information

The following table shows certain information concerning our Class A common stock to be issued in connection with our 2002 Equity Incentive Plan and our 2002 Non-Employee Directors’ Stock Award Plan as of December 31, 2008:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	9,036,702	$10.96	6,309,031	(1)
Equity compensation plans not approved by security holders	-	-	-
TOTAL	9,036,702	$10.96	6,309,031

(1)
Includes 1,443,033 shares reserved for issuance under our 2002 Employee Stock Purchase Plan, 3,746,970 shares reserved for issuance under our 2002 Equity Incentive Plan, and 1,119,028 shares reserved for issuance under our 2002 Non-Employee Directors’ Stock Award Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in our 2009 Proxy Statement under the following headings is incorporated herein by reference:

●	“Transactions with Related Persons”

●	“Board of Directors and Corporate Governance—Independence of the Board of Directors”

●	“Board of Directors and Corporate Governance—Committees of the Board”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in our 2009 Proxy Statement under the heading “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm—Independent Registered Public Accounting Firm Fee Information” and “Pre-Approval Procedures of Audit and Non-Audit Services by the Independent Registered Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

(1)                 Financial Statements: See “Index to Consolidated Financial Statements” at page F-1 below.

(2)                 Financial Statement Schedules: The following financial statement schedule is included as Appendix A of this Form 10-K:

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

LEAPFROG ENTERPRISES, INC.

By:	/s/ William B. Chiasson
William B. Chiasson Chief Financial Officer and Principal Financial Officer
Date:	March 6, 2009

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

Signatures	Title	Date

/S/ JEFFREY G. KATZ Jeffrey G. Katz	Chief Executive Officer (Principal Executive Officer), President and Director	March 6, 2009

/S/ WILLIAM B. CHIASSON William B. Chiasson	Chief Financial Officer (Principal Financial Officer)	March 6, 2009

/S/ MARK A. ETNYRE Mark A. Etnyre	Vice President, Corporate Controller and Principal Accounting Officer	March 6, 2009

/S/ STEVEN B. FINK Steven B. Fink	Chairman and Director	March 6, 2009

/S/ THOMAS J. KALINSKE Thomas Kalinske	Vice Chairman and Director	March 6, 2009

/S/ STANLEY E. MARON Stanley E. Maron	Director	March 6, 2009

/S/ E. STANTON MCKEE, JR. E. Stanton McKee, Jr.	Director	March 6, 2009

/S/ DAVID C. NAGEL David C. Nagel	Director	March 6, 2009

/S/ CADEN WANG Caden Wang	Director	March 6, 2009

/S/ RALPH R. SMITH Ralph R. Smith	Director	March 6, 2009

LEAPFROG ENTERPRISES, INC.
FORM 10-K

Index to Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LeapFrog Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of LeapFrog Enterprises, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three fiscal years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LeapFrog Enterprises, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, under the heading Income Taxes, the Company adopted Statement of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LeapFrog Enterprises, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California
March 5, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LeapFrog Enterprises, Inc.

We have audited LeapFrog Enterprises, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LeapFrog Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, LeapFrog Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets, as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of LeapFrog Enterprises, Inc. and our report dated March 5, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California
March 5, 2009

LEAPFROG ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$79,101	$93,460
Accounts receivable, net of allowances for doubtful accounts of $3,872
and $97 at December 31, 2008 and 2007, respectively	89,918	126,936
Inventories	58,196	52,415
Prepaid expenses and other current assets	10,822	20,427
Deferred income taxes	3,189	3,405
Total current assets	241,226	296,643
Long-term investments	4,962	10,925
Deferred income taxes	497	213
Property and equipment, net	19,611	19,616
Capitalized product costs, net	16,227	14,401
Goodwill	19,549	19,549
Other assets	5,260	9,116
Total assets	$307,332	$370,463

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$56,357	$46,868
Accrued liabilities and deferred revenue	44,596	57,591
Income taxes payable	229	93
Total current liabilities	101,182	104,552
Long-term deferred income taxes	22,404	20,292
Other long-term liabilities	3,820	2,146
Commitments and contingencies (Note 19)
Stockholders' equity:
Class A common stock, par value $0.0001; 139,500 shares authorized;
shares issued and outstanding: 36,627 and 35,857 at
December 31, 2008 and 2007, respectively	4	4
Class B common stock, par value $0.0001; 40,500 shares authorized;
shares issued and outstanding: 27,141 and 27,614 at
December 31, 2008 and 2007, respectively	3	3
Treasury stock	(185)	(185)
Additional paid-in capital	364,657	353,857
Accumulated other comprehensive income (loss)	(2,055)	4,036
Accumulated deficit	(182,498)	(114,242)
Total stockholders’ equity	179,926	243,473
Total liabilities and stockholders’ equity	$307,332	$370,463

See accompanying notes

LEAPFROG ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ending December 31,
	2008	2007	2006

Net sales	$459,059	$442,271	$502,255
Cost of sales	277,574	268,965	355,221
Gross profit	181,485	173,306	147,034

Operating expenses:
Selling, general and administrative	114,713	141,628	131,928
Research and development	48,473	59,371	54,475
Advertising	67,361	64,013	75,441
Depreciation and amortization	11,044	9,464	9,853
Total operating expenses	241,591	274,476	271,697
Loss from operations	(60,106)	(101,170)	(124,663)

Other income (expense):
Interest income	2,508	7,037	7,186
Interest expense	(349)	(111)	(97)
Other, net	(8,435)	(3,348)	(907)
Total other income (expense)	(6,276)	3,578	6,182
Loss before income taxes	(66,382)	(97,592)	(118,481)
Provision for income taxes	1,874	3,723	26,611
Net loss	$(68,256)	$(101,315)	$(145,092)

Net loss per share:
Class A and B - basic and diluted	$(1.07)	$(1.60)	$(2.31)
Weighted average shares used to calculate net loss per share:
Class A and B - basic and diluted	63,641	63,361	62,817

See accompanying notes

LEAPFROG ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Years Ending December 31,
	2008	2007	2006
Common stock and paid-in capital:
Balance, beginning of year:
Class A shares	$4	$4	$3
Class B shares	3	3	3
Treasury stock	(185)	(185)	(148)
Paid-in capital	353,857	343,310	332,740
Total, beginning of year	353,679	343,132	332,598

Class A common shares issued upon exercise of employee stock-based
awards and purchases made under the employee purchase plan	624	2,836	4,059
Net cash paid for payroll taxes on restricted stock unit releases	(840)	(921)	-
Conversion of 473 Class B common shares into 473 Class A common shares	-	-	-
Purchases of treasury stock	-	-	(37)
Stock-based compensation expense	11,011	9,511	7,303
Other	5	(879)	(791)
Balance common stock and paid-in capital, end of year	364,479	353,679	343,132

Accumulated other comprehensive income:
Balance, beginning of year	4,036	3,122	925
Cumulative translation adjustment	(6,689)	1,512	2,197
Temporary impairment loss on investment in auction rate securities	598	(598)	-
Balance accumulated other comprehensive income, end of year	(2,055)	4,036	3,122

Retained earnings (accumulated deficit):
Balance, beginning of year	(114,242)	(12,292)	132,800
Cumulative effect of adopting FIN 48	-	(635)	-
Net loss	(68,256)	(101,315)	(145,092)
Balance accumulated deficit, end of year	(182,498)	(114,242)	(12,292)
Total stockholders' equity, end of year	$179,926	$243,473	$333,962

See accompanying notes

LEAPFROG ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ending December 31,
	2008	2007	2006

Net loss	$(68,256)	$(101,315)	$(145,092)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,954	19,610	17,926
Unrealized foreign exchange loss	3,146	2,448	427
Deferred income taxes	(68)	(2,314)	25,999
Stock-based compensation expense, net of tax benefit	11,011	9,511	7,303
Impairment of investment in auction rate securities	6,561	2,477	-
Accretion on investments	-	(836)	(512)
Provision for (recovery on) doubtful accounts	5,045	(286)	(544)
Impairment of property and equipment	434	2,014	-
Increase (decrease) in other accounts receivable-related allowances	10,289	(11,354)	(24,035)
Other changes in operating assets and liabilities:
Accounts receivable	17,461	15,678	141,182
Inventories	(8,294)	20,605	96,052
Prepaid expenses and other current assets	8,950	(2,252)	(2,578)
Other assets	1,860	4,985	(2,361)
Accounts payable	11,463	148	(27,609)
Accrued liabilities and deferred revenue	(11,398)	18,834	5,104
Long-term liabilities	3,785	2,768	(136)
Income taxes payable	155	(631)	(499)
Other	(3,140)	4,478	(226)
Net cash provided by (used in) operating activities	11,958	(15,432)	90,401
Investing activities:
Purchases of property and equipment	(11,434)	(17,382)	(11,351)
Capitalization of product costs	(11,863)	(9,243)	(8,967)
Purchases of investments	-	(460,329)	(509,395)
Sales of investments	-	527,949	452,261
Net cash (used in) provided by investing activities	(23,297)	40,995	(77,452)
Financing activities:
Proceeds from stock option exercises and employee stock purchase plans	624	2,836	4,059
Net cash paid for payroll taxes on restricted stock unit releases	(840)	(921)	-
Proceeds from release of restricted cash	-	-	150
Purchases of treasury stock	-	-	(37)
Borrowings on asset-backed line of credit	30,000	-	-
Repayment of asset-backed line of credit	(30,000)	-	-
Net cash (used in) provided by financing activities	(216)	1,915	4,172
Effect of exchange rate changes on cash	(2,804)	(1,332)	1,771
Net change in cash and cash equivalents for the period	(14,359)	26,146	18,892
Cash and cash equivalents at beginning of period	93,460	67,314	48,422
Cash and cash equivalents at end of period	$79,101	$93,460	$67,314

Continued on next page

LEAPFROG ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Continued from previous page

	Years Ending December 31,
	2008	2007	2006

Supplemental Disclosures of Cash Flow Information
Cash paid during year for:
Interest expense	$247	$-	$-
Income taxes, net of refunds	(5,654)	3,727	4,321

Non-cash investing and financing activities
Temporary impairment loss / (reclass to other-than-temporary) on auction rate securities	$(598)	$598	$-
Assets acquired under capital lease	-	58	-

See accompanying notes

LEAPFROG ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

 1.  Description of Business

LeapFrog Enterprises, Inc. (collectively, the “Company” or “LeapFrog” unless the context indicates otherwise) designs, develops and markets a family of innovative technology-based learning platforms and related proprietary content for children of all ages at home and in schools around the world.  LeapFrog has developed a number of learning platforms that support a broad library of software titles covering important subjects including phonics, reading, writing, and math. In addition, LeapFrog has created a broad line of “stand-alone” educational products (“toys”) that do not require the separate purchase of software and are generally targeted at young children – from infants to five year olds. In the United States, the Company’s products are sold through retailers, distributors, directly to consumers at our web store and directly to schools. LeapFrog products are available in six languages (including Queen’s English) and are sold in international markets, primarily through major global retailers.

Based on voting control, Leapfrog is a majority-owned subsidiary of Mollusk Holdings, LLC (“Mollusk”), an entity controlled by Lawrence J. Ellison, Chief Executive Officer of Oracle Corporation.

2.  Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements include the accounts of LeapFrog and its wholly owned subsidiaries organized in the United Kingdom, Canada, France, Mexico, Hong Kong and China. Inter-company accounts and transactions have been eliminated in consolidation.

Foreign Currencies

LeapFrog measures and records the assets, liabilities and operations of its foreign operations using the functional currency of the country in which the operations are located and utilizes the U.S. dollar as its reporting currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate as of the balance sheet date.  Revenues and expenses are translated at average exchange rates prevailing during the period.  Translation adjustments resulting from this process are charged or credited to “accumulated other comprehensive income,” an equity account. Foreign currency transaction gains and losses are included in income as incurred.

Use of Estimates

The preparation of financial statements in conformity with accounting principles that are generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult, and subjective judgments include the evaluation of our accounts receivable-related allowances for doubtful accounts, sales returns, product returns and promotional and cooperative advertising arrangements with customers, the valuation and nature of impairments of financial instruments, valuation and amortization of capitalized product costs, inventory valuation, the recognition, measurement and valuation of current and deferred income tax assets and liabilities, valuation of goodwill and stock-based compensation assumptions. These estimates involve the consideration of complex factors and require management to make judgments. The analysis of historical and future trends can require extended periods of time to resolve, and are subject to change from period to period. The actual results experienced may differ from management’s estimates.

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

LEAPFROG ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Revenue Recognition

The Company derives the majority of its revenue from sales of its technology-based learning products and related proprietary content. The Company recognizes revenue based on the criteria set forth in Staff Accounting Bulletin “Revenue Recognition” (“SAB 104”). Revenue is recognized when products are shipped and title passes to the customer, provided that there is evidence of a commercial arrangement, delivery has occurred, there is a fixed or determinable fee and collection is reasonably assured.  For online downloads, delivery is considered to occur when the download occurs. For professional training services, delivery is considered to occur when the training has been performed.  Amounts billed to customers for shipping and handling costs are recognized as revenue.  Costs incurred to ship merchandise from warehouse facilities are recorded in cost of sales.

Net sales consist of gross sales less negotiated price allowances based primarily on volume purchasing levels, estimated returns, allowances for defective products, markdowns and other sales allowances for customer promotions and other cooperative advertising arrangements. Correspondingly, these allowances are recorded as reductions of gross accounts receivable.

Allowances for Doubtful Accounts, Sales Returns, Defective Products, Discounts and Promotions

The Company reduces gross accounts receivable by an allowance for amounts it believes may become uncollectible. Determining the amounts that may become uncollectible requires judgment that may have a significant effect on the amounts reported in accounts receivable. This allowance is an estimate based primarily on management’s evaluation of the customer’s financial condition in the context of current economic conditions, past collection history and aging of the accounts receivable balances. The provision for uncollectible accounts is included in selling, general and administrative expense in the statements of operations.

The Company also provides estimated allowances against revenues and accounts receivable for sales returns, defective products, charge-backs, discounts and co-operative promotional agreements in the same period that the related revenue is recorded. The allowances are estimated utilizing historical information for existing products. For new products, the allowance is estimated for product returns on the basis of the specific terms for product returns of that product. The Company also considers its retailers current inventory levels, sell-through of its retailers and distributors, current trends in retail for its products, changes in customer demand for its products and other related factors. Accounts receivable are reported on the balance sheet net of all allowances that have been provided.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market funds with original maturities of three months or less.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements,” (“SFAS 157”) with respect to its financial assets and liabilities (“financial instruments”) only, pursuant to the guidance of FASB Staff Position No. FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which was issued in February 2008. On October 10, 2008, the FASB issued Staff Position No. FSP FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”). The Company is currently following the guidance in FSP 157-3 as applicable.

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

LEAPFROG ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Investments are considered impaired when their fair values decline below their carrying values. The Company employs a systematic methodology on a quarterly basis that considers available quantitative and qualitative evidence in evaluating investments for potential impairment.  If the cost of an investment exceeds its fair value, management evaluates, among other factors, general market conditions, the duration of and the extent to which the fair value is less than cost and the Company’s intent and ability to hold the investment. Further, the Company considers specific adverse conditions related to the financial health of and business outlook for the investees, rating agency actions, the overall financial health of the macro-economy and the financial markets, as well as the ability to liquidate the investments at par, given prevailing and anticipated circumstances.  The Company retains qualified third parties to perform independent valuations of its ARS quarterly and considers these evaluations in its impairment evaluation process. Their reports supported conclusions reached by management as of December 31, 2008 and 2007.

The Company recognizes impairments to the carrying values of its financial instruments in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).  Unrealized losses that are deemed to be temporary are recorded in “accumulated other comprehensive income,” a component of stockholders’ equity; losses deemed to be other-than-temporary are recorded in the statements of operations in “other, net.” The characterization of losses as temporary or other-than-temporary requires management to make complex and subjective judgments, using currently available data as well as projections about the potential impact of possible future events and conditions, which judgments and projections are inherently uncertain.

Inventory Valuation

Inventories are stated at the lower of cost or market value, on a first-in, first-out basis. The Company records inventory costs on the balance sheet based on third-party contract manufacturer invoices, which include the contract manufacturers’ costs for materials, labor and manufacturing overhead related to our products. Inventory valuation primarily requires estimation of slow-moving, obsolete or excess products. The Company’s estimate of write-downs for slow-moving, excess and obsolete inventories is based on management’s review of on-hand inventories compared to their estimated future usage, product demand forecast, anticipated product selling prices, the expected product lifecycle, and products planned for discontinuation. If actual future usage, demand for the Company’s products and anticipated product selling prices were less favorable than those projected by management, additional inventory write-downs would be required, resulting in a negative impact on the gross margin.

The Company monitors the estimates of inventory write-downs on a quarterly basis. When considered necessary, the Company makes additional adjustments to reduce inventory to its net realizable value, with corresponding increases to cost of sales.

Capitalized Product Costs

The Company’s capitalized product costs include third-party licensed content costs, consisting primarily of design, artwork, animation, layout, editing, voice, audio and software included in its learning products and third-party consulting and design costs related to the Company’s website.  The Company’s website has an application designed specifically for use with certain of its products.

The Company capitalizes certain external costs related to the development of content for its learning products according to the guidance provided in Emerging Issues Task Force (“EITF”) Issue No. 96-6, “Accounting for Film and Software Costs Associated with Developing Entertainment and Educational Software Products” and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”).  Capitalized external costs generally relate to design, artwork, animation, layout, editing, voice, audio and software included in the learning products.

LEAPFROG ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Such costs are capitalized once the technological feasibility of a product is established and costs are determined to be recoverable. For products where proven technology exists, such as with the Company’s proprietary platforms, technological feasibility occurs early in the development cycle.  Amortization of these costs begins when the products are initially released for sale and continues over a three-year life using the accelerated method referred to as the “sum of the years’ digits.”  Capitalized content is included in property and equipment and the related amortization is included in cost of sales. The Company evaluates the future recoverability of capitalized amounts on a quarterly basis and recognizes write-downs of these amounts in the statements of operations as needed. Capitalized costs for products that are cancelled, abandoned or otherwise deemed impaired are charged to expense in the period of cancellation.

The Company capitalizes external website development costs (“website costs”) in accordance with Emerging Issues Task Force (“EITF”) No. 00-02, “Accounting for Website Development Costs.” Website costs comprise primarily third-party costs related to developing applications that are an integral component of certain products the Company markets, as well as costs incurred to develop or acquire and customize code for web applications, costs to develop HTML web pages or develop templates and costs to create initial graphics for the website that included the design or layout of each page. Website costs are amortized on a straight-line basis over two years. The Company evaluates the future recoverability of capitalized website costs on a quarterly basis and if an impairment loss is considered to have occurred during the period, records the loss in the statement of operations in the same period.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation expense is calculated using the straight-line method over the estimated useful life of the assets, generally three years, except for leasehold improvements, which are depreciated over the shorter of the estimated related useful life of the asset or the remaining term of the lease. Amortization of equipment under capital leases is included in depreciation expense. Manufacturing tools used to produce the Company’s products are included in property and equipment. These tools are generally depreciated over two years on a straight-line basis. The Company reviews its capitalized manufacturing tools quarterly to ensure that the related product line is still in production and that the estimated useful lives of the manufacturing tools are consistent with the Company’s depreciation policy. Depreciation expense for manufacturing tools is included in cost of goods sold.

Goodwill

The Company tests its goodwill for impairment at least annually, and between annual tests if indicators of potential impairment exist in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). When evaluating goodwill for impairment, SFAS 142 requires a company to compare the fair value of the reporting unit(s) to which the goodwill is allocated, to the carrying value of the unit(s) to determine if there is an impairment loss. If the fair value of the reporting unit exceeds its carrying value, goodwill allocated to that unit is considered not impaired. Application of the goodwill impairment tests require significant judgment by management, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, determination of the fair value of each reporting unit and projections of future net cash flows, which projections are inherently uncertain.

The Company considers the results generated from using both of the approaches set forth in SFAS 142 to estimate the fair value of each relevant reporting unit as follows:

1.
The market approach is used to develop indications of fair value.  This approach uses market values and revenue multiples of other publicly traded companies engaged in the same or similar lines of business as ours.

LEAPFROG ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

2.         The discounted cash flow (“DCF”) methodology is used to develop an additional estimate of fair value.  The DCF methodology recognizes that current value is premised on the expected receipt of future economic benefits. Indications of value are developed by discounting projected future net cash flows to their present value at a rate that reflects both the current return requirements of the market and the risks inherent in the specific investment.

The determination of whether goodwill is impaired involves numerous assumptions, estimates and the application of significant judgment. For the market approach, considerable judgment is required to select comparable companies and estimate the multiples of revenues implied by their market values. For the DCF approach, management must exercise judgment in selecting an appropriate discount rate and must also make numerous assumptions in order to develop future business and financial forecasts and the related estimates of future net cash flows. Future net cash flows depend primarily on future sales of the Company’s products, which are inherently difficult to predict. This is especially true at times such as the present, when a significant portion of the Company’s future net sales is expected to be generated not by the Company’s mature products but by products introduced in 2008 and planned to be introduced in 2009.

The Company tested its goodwill as of December 31, 2008 and 2007. No goodwill impairment was identified for either period.  However, future impairment tests may result in a charge to earnings if the Company experiences sales shortfalls, fails to reduce expenses or other events occur that would require the Company to reassess the assumptions used in determining fair value. Therefore, the potential exists for future write-downs of goodwill in connection with the annual impairment test.

Research and Development Costs

The Company accounts for its research and development costs in accordance with SFAS No.2, “Accounting for Research and Development Costs” (“SFAS 2”), SFAS 86 and related guidance. Internal and external costs incurred before a project reaches technological feasibility are expensed as incurred. External costs incurred after a project reaches technological feasibility are capitalized. Capitalized costs are amortized into cost of sales when the product is released to the market, generally using a three-year life and the “sum of the years’ digits” method.  Capitalized research and development costs are reviewed for future recoverability on a quarterly basis. Impairment losses are charged to cost of sales in the period in which they occur.

Advertising Expense

Production costs of commercials and programming are expensed when the production is first aired. The Company’s direct costs of advertising, in-store displays and promotion programs are expensed as incurred.

Under the Company’s arrangements with certain of its customers, it reduces the net selling price of its products as an incentive (sales allowances) for the customers to independently promote LeapFrog products for resale.  The Company accounts for the costs associated with these cooperative sales/advertising agreements in accordance with EITF No. 01-09 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” If the benefits LeapFrog receives from the customer in these cooperative arrangements are not specifically identifiable, the Company recognizes the costs as a direct reduction of revenue earned from the customer during the period, with a corresponding reduction in accounts receivable.  In those cases where the benefits received from the customer are sufficiently separable and can be specifically identified, these costs are included as advertising expense during the fiscal period in which the advertisements are run.

LEAPFROG ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Derivative Financial Instruments

The Company transacts business in various foreign currencies, primarily in the British Pound, Canadian Dollar, Euro and Mexican Peso. As a safeguard against financial exposure from potential adverse changes in currency exchange rates, the Company engages in a foreign exchange hedging program. The program utilizes foreign exchange forward contracts that generally settle within 30 to 60 days to enter into fair value hedges of foreign currency exposures of underlying non-functional currency assets and liabilities that are subject to re-measurement.  The exposures are generated primarily through inter-company sales in foreign currencies and through U.S. Dollar-denominated sales by the Company’s foreign affiliates. The hedging program is designed to reduce, but does not always eliminate, the impact of the re-measurement of balance sheet items due to movements of currency exchange rates.

LeapFrog does not use forward exchange hedging contracts for speculative or trading purposes. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” all forward contracts are carried on the balance sheet at fair value as assets or liabilities. The estimated fair values of forward contracts are based on quoted market prices for similar assets and liabilities. The corresponding gains and losses are recognized immediately in earnings as an offset to the changes in fair value of the assets or liabilities being hedged. These gains and losses are included in “other income (expense)” in the statements of operations.

The Company believes that the counterparties to these contracts, multinational commercial banks, are creditworthy; thus, the risks of counterparty nonperformance associated with these contracts are not considered to be significant. The Company updates its evaluation of the creditworthiness of its counterparties on a quarterly basis. Notwithstanding the Company’s efforts to manage foreign exchange risk, there can be no assurance that its hedging activities will adequately protect against the risks associated with foreign currency fluctuations.

Income Taxes

The Company accounts for income taxes in accordance with the requirements of SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”). Deferred tax assets and liabilities are calculated based on differences between the financial reporting and tax bases of assets and liabilities, using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company accrues for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”).  The determination of the Company’s income tax assets, liabilities and expense requires management to make certain estimates and judgments in the calculation of tax benefits, tax credits and deductions. Significant changes in these estimates may result in increases or decreases in the tax provision or benefit in subsequent periods.

Valuation allowances are provided when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Determination of whether or not a valuation allowance is warranted requires consideration of many factors, including prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

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

LEAPFROG ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Stock-Based Compensation

Pursuant to the Company’s 2002 Equity Incentive Plan and its 2002 Non-Employee Directors’ Stock Award Plan (collectively, the “Plans”), the Company issues stock options, restricted stock awards and restricted stock units to its employees, directors and occasionally to non-employee service providers, to purchase shares of the Company’s Class A common stock. The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123(R), “Share-Based Compensation” (“SFAS 123(R)”). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally four years) using the straight-line method.

The Company’s management reviews and updates its estimates of the variables used to calculate grant date fair values of the awards quarterly and adjusts its valuation model as necessary.

Comprehensive Loss

Comprehensive loss is comprised of the Company’s net loss, gains and losses on the translation of foreign currency denominated financial statements and temporary gains and losses on investments.

Recently Issued Accounting Standards

Recently Adopted Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” with respect to its financial assets and liabilities only, pursuant to the guidance of FASB Staff Position No. FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which was issued in February 2008. On October 10, 2008, the FASB issued Staff Position No. FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”).  This pronouncement provides more detailed guidance on issues such as evaluating when the inputs used to calculate fair value for an instrument should be considered observable or unobservable and the use of valuation techniques such as the discounted cash flow approach or reference to broker quotes in an inactive market. The Company is currently following the guidance in FSP 157-3 as applicable.

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

Recent Accounting Pronouncements Not Yet Adopted

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. Early adoption is prohibited. The Company does not expect the adoption of FSP No.142-3 to have a material impact on its consolidated results of operations or financial condition.

LEAPFROG ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment to SFAS 133” (“SFAS 161”). SFAS 161 does not change current derivative and hedge accounting practices; rather it is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its financial statements.

In February 2008, the FASB issued FASB Staff Position No. FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which provides for a one-year deferral of the effective date of SFAS 157  for non-financial assets and non-financial liabilities, except those that are already recognized or disclosed in the financial statements at fair value on a recurring basis (at least annually). FSP 157-2 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact of FSP 157-2 on its financial statements.

3.  Fair Value of Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments, which include short-term money market funds, foreign exchange forward contracts and long-term investments in auction rate securities (“ARS”) are presented in the table below for the periods ended December 31, 2008 and 2007.

		Estimated Fair Value Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2008:
Financial Assets:
Money market funds	$53,502	$53,502	$-	$-
Forward currency contracts	540	-	540	-
Long-term investments	4,962	-	-	4,962
Total financial assets	$59,004	$53,502	$540	$4,962

December 31, 2007:
Financial Assets:
Money market funds	$53,151	$53,151	$-	$-
Long-term investments	10,925	-	-	10,925
Total financial assets	$64,076	$53,151	$-	$10,925
Financial Liabilities:
Forward currency contracts	$192	$-	$192	$-

In accordance with SFAS No. 157, in measuring fair value, the Company applies a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable. The three levels are as follows:

LEAPFROG ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

●
Level 1 assets comprise cash and money market funds with original maturities of three months or less. Level 1 assets are considered highly liquid and are stated at cost, which approximates market value.

●
Level 2 assets and/or liabilities comprise outstanding foreign exchange forward contracts which the Company uses to hedge its exposure to certain foreign currencies, including the British Pound, Canadian Dollar, Euro and Mexican Peso. The Company’s outstanding foreign exchange forward contracts, all with maturities of approximately one month, had notional values of $21,890 and $34,785 at December 31, 2008 and 2007, respectively. The fair market values of these instruments at December 31, 2008 and 2007 were $540 and $(192), respectively. At December 31, 2008 and 2007, the fair value of these contracts was recorded in prepaid expenses and other current assets and in accrued liabilities and deferred revenue, respectively.

●
Level 3 assets consist of the Company’s investment in ARS.  The uncertainties in the credit and financial markets regarding these securities since the fourth quarter of 2007 have prevented the Company from liquidating its holdings of ARS in auctions of these securities held throughout 2008, as the amount of securities submitted for sale exceeded the amount of purchase orders. As there has been no market for these securities since the fourth quarter of 2007, they have been classified as Level 3 assets.  At December 31, 2008 and 2007, the Company used various significant unobservable inputs, including its assessment of independent valuations performed as of January 31, 2008 and 2007 to value its investment in ARS. In accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), all declines in the value of the ARS investment have been recorded as other-than-temporary impairment losses in the statements of operations in “other income (expense).”

For the fiscal years ended December 31, 2008 and 2007, the Company accounted for losses incurred on its ARS investments as shown below:

		Accumulated
		Other	Accumulated
	Long-term	Comprehensive	Losses on
	Investments	Income **	Investments
			(Statements of
	(Balance Sheet)	(Balance Sheet)	Operations)
Balance at December 31, 2006	$-	$-	$-
Purchases of auction rate securities in 2007	14,000	-
Unrealized losses for year - other-than-temporary	(2,477)	-	(2,477)
Unrealized losses - temporary	(598)	(598)	-
Balance at December 31, 2007	10,925	(598)	(2,477)
Unrealized losses for year - other-than-temporary	(5,963)	-	(5,963)
Temporary loss transferred to other-than-temporary	-	598	(598)
Balance at December 31, 2008	$4,962	$-	$(9,038)

** Portion of the balance in "accumulated other comprehensive income" relating to temporary losses only.

The impairment losses recorded in 2008 include $598 of losses that had previously been accounted for as temporary at December 31, 2007 and recorded in “accumulated other comprehensive income (loss)” at that date. The loss of $598 was charged as an other-than-temporary loss to the statement of operations in the second quarter of 2008 as credit market conditions throughout the first half of 2008 worsened. The Company has accounted for all losses incurred in 2008 as other-than-temporary in the statement of operations.

Given the continuing turmoil in the credit markets, it is possible the fair values of these investments may continue to decline. The Company will continue to evaluate and monitor the carrying value of its investment in ARS in light of changing economic circumstances and will adjust the carrying values as necessary.

LEAPFROG ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

4. Inventories

The Company’s inventories, stated on a first-in, first-out basis at the lower of cost or market as of December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007

Raw materials	$5,521	$2,358
Work in process	1,621	4,663
Finished goods	51,054	45,394
Total	$58,196	$52,415

During 2008 the Company recorded net sales of $6,139 on $4,899 of inventory written down in 2007. As of December 31, 2008 the Company recorded new write-downs of $7,058, of which approximately $5,123 related to inventory on hand at December 31, 2007.  During 2007, the Company recorded net sales of $12,000 on $8,173 of inventory written down in 2006. At December 31, 2007, new write-downs of $12,770 were established, of which approximately $7,147 related to inventory on hand at December 31, 2006.

At December 31, 2008 and 2007, LeapFrog accrued liabilities for cancelled purchase orders totaling $751and $1,426, respectively. The inventories related to these purchase orders are returned to the Company and recorded either in raw materials or work in process.

5. Capitalized Product Costs

The Company’s capitalized product costs include third-party licensed content costs, consisting primarily of design, artwork, animation, layout, editing, voice, audio and software included in its learning products and third-party consulting and design costs related to the Company’s website.  The Company’s website has an application designed specifically for use with certain of its products.

	December 31,
	2008	2007
Content costs	$23,502	$32,773
Website development costs	13,998	11,156
Less: accumulated amortization	(21,273)	(29,528)
Total	$16,227	$14,401

The amortization expense related to content is charged to cost of sales in the statement of operations and totaled $8,674, $5,840 and $3,786 for the three years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense related to website development is charged to selling, general and administrative expenses and totaled $1,333, $885 and $1,045 for the three years ended December 31, 2008, 2007 and 2006, respectively.

The Company performs a quarterly impairment evaluation of capitalized product development costs. The Company’s evaluation in 2008 and 2007 identified capitalized costs related to several platforms that had recently been retired or discontinued.  Accordingly, the Company accelerated the amortization of these costs, resulting in an increase in cost of sales in the United States reporting unit of $2,197, $1,716 and $0 in 2008, 2007 and 2006, respectively.

LEAPFROG ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
6. Property and Equipment

As of December 31, 2008 and 2007, property and equipment consisted of the following:

	December 31,
	2008	2007

Tooling, cards, dies and plates	$17,331	$18,883
Computers and software	38,515	39,115
Equipment, furniture and fixtures	5,399	9,449
Leasehold improvements	6,179	5,335
	67,424	72,782
Less: accumulated depreciation	(47,813)	(53,166)
Total	$19,611	$19,616

Property and equipment is depreciated on a straight-line basis over a period of two to three years. Depreciation expense for tooling cards, dies and plates and manufacturing equipment is charged to cost of sales in the statement of operations as the expense relates directly to the product manufacturing process.  The expense charged to cost of sales was $2,486, $4,307 and $4,286 for the three years ended December 31, 2008, 2007 and 2006, respectively. During the years ended December 31, 2008 and 2007, the Company retired fully depreciated tooling cards, dies and plates with a cost of $7,524 and $13,310, respectively.  There were no write-offs of tooling-related assets during the year ended December 31, 2006.

Depreciation expense related to the remainder of property and equipment is charged to selling, general and administrative expense in the statements of operations.  The expense charged to selling, general and administrative expense was $7,631, $7,158 and $7,167 for the three years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008 and 2007 equipment, furniture and fixtures included $33 and $321, respectively, of assets acquired under capital leases. The accumulated depreciation on these assets was $288 and $411 at December 31, 2008 and 2007, respectively. The related capital lease obligation is reflected on the balance sheet in accrued liabilities and deferred revenue.

7.  Goodwill

The Company’s goodwill is related to its 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, and our 1998 acquisition of substantially all the assets of Explore Technologies. All of the goodwill is allocated to the Company’s United States reporting unit pursuant to SFAS 141. The Company tests goodwill for impairment at least annually in accordance with SFAS 142.

The Company performed both the SFAS 142 Step One analysis and a comparison of the Company’s total fair value to its market capitalization as of December 31, 2008 and 2007 and concluded that, based on the results of its tests, its goodwill of $19.5 million had not been impaired as of either of those dates.

LEAPFROG ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
8. Accrued Liabilities and Deferred Revenue

The Company’s accrued liabilities and deferred revenue as of December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007

Advertising and promotion	$11,054	$8,877
Royalties payable	9,037	8,114
Employee-related expenses	8,455	14,467
Accrued inventory, manufacturing and warehousing	3,945	3,295
Deferred revenue	1,828	1,958
One-time termination benefits	1,401	-
Marketing, consulting and web-related	2,642	9,647
Facilities-related closure costs	534	-
Legal fees and settlement costs	282	7,915
Capital lease obligation	21	26
Other	5,397	3,292
Total	$44,596	$57,591

During the fourth quarter of 2008, LeapFrog implemented a company-wide reduction in force that affected 70 employees, approximately 10% of the global workforce as of the date of the reduction in force. The Company ceased using its school-related facility in Austin, Texas related to its former School segment and one of four suites in its Emeryville, California headquarters as of November 30, 2008, and vacated both office sites.  The associated costs were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).

In accordance with the guidelines of SFAS 146, the liabilities for both the one-time termination benefits and the facilities-related cease-use costs were recorded at fair value. Fair value for the one-time termination benefits equaled the stated value of the benefits.  The fair values of future lease expenses were calculated based on the net of the remaining contractual lease rental payments reduced by estimated sublease rentals that management believes could be reasonably obtained for the facilities, discounted to present value using the Company’s credit-adjusted risk-free rate, and then offset by deferred rent credits.  The credit-adjusted risk-free rate used in the calculation was 5.37%. The total restructuring expenses of $3,770 recorded in 2008 in selling, general and administrative expenses consisted of $1,401 in employee termination benefits and $2,369 in facility closure costs. At December 31, 2008, the related liabilities totaled $3,664, of which $1,935 was classified as short term and the remaining $1,729 was classified as long term. The Company will evaluate the carrying value of the liabilities as required by SFAS 146 on an annual basis, or more frequently if circumstances warrant doing so, and adjust the fair value liabilities as needed.

The Company licenses certain of its content from third parties under exclusive and nonexclusive agreements, which permit the Company to utilize characters, stories, illustrations and trade names throughout specified geographic territories. Royalty payments are typically calculated as a percentage of the unit product selling price. Royalty expense is recorded when the products are shipped to a customer, and is reported under cost of sales in the statements of operations. The total amount of royalty expense related to these license agreements was $19,315, $21,768, and $14,839, for 2008, 2007 and 2006, respectively. LeapFrog recorded $9,037 and $8,114 in the liability for accrued royalties at December 31, 2008 and 2007, respectively.

LEAPFROG ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

9. Related Party Transactions

Since 2004, the Company has been a majority-owned subsidiary of Mollusk Holdings, LLC, an entity controlled by Lawrence J. Ellison, the Chief Executive Officer of Oracle Corporation.  In 2008 and 2007, the Company purchased software products and support services from Oracle Corporation on terms the Company believes are comparable to those it would obtain in an arm’s-length agreement totaling $1,095 and $481, respectively. As of December 31, 2008, Mr. Ellison may be deemed to have or share the power to direct the voting and disposition, and therefore to have beneficial ownership of approximately 16.2 million shares of our Class B common stock, which represents approximately 52.4% of the combined voting power of our Class A common stock and Class B common stock. For a more complete discussion of Mr. Ellison’s beneficial ownership of our common stock, see “Security Ownership of Certain Beneficial Owners and Management.”

In 2008 and 2007, the Company paid Pillar Data Systems, Inc. a total of $261 and $337, respectively, in arm’s-length transactions for equipment fees. Lawrence J. Ellison is the majority stockholder of Pillar Data Systems, Inc.

We are involved in a dispute with Mounte LLC arising out of a 2002 tax sharing agreement between LeapFrog and Knowledge Universe, Inc., the predecessor in interest of Mounte LLC. We are claiming a $635 refund of amounts we previously paid under the agreement, while Mounte LLC is claiming we owe it an additional payment of approximately $1,200. Mounte LLC is indirectly controlled by Michael R. Milken, Lowell J. Milken and Lawrence J. Ellison, who beneficially own a majority of our voting shares. The parties are awaiting the results of a California state audit of Mounte LLC before proceeding with discussions.  The Company does not expect the settlement of this dispute to have a material effect on its financial statements.

10. Borrowings Under Credit Agreements

In November 2005, the Company entered into a $75,000 asset-based revolving credit facility with Bank of America.  In May 2008, the Company, certain banks, financial institutions and other institutional lenders and Bank of America entered into Amendment No. 1 (the “Amendment”) to the original credit facility agreement (“Agreement”), increasing the maximum borrowing availability on the credit line from $75,000 to $100,000. The Company granted security interests in substantially all of its assets as collateral for the loans under the credit facility agreement, as amended. The borrowing availability on the line varies according to the levels of the Company’s eligible accounts receivable, eligible inventory and cash and investment securities deposited in secured accounts with the administrative agent or other lenders. Availability under this agreement was $28,165 as of December 31, 2008. The termination date of the agreement and the maturity date for any outstanding loans under the facility is November 8, 2010.  Bank of America is committed to lend up to 75% of the total borrowing and Wachovia Capital Finance Corporation is committed to lend the remaining 25%.  The interest rate for the Company’s revolving credit facility is, at its election, the Bank of America prime rate (or base rate) or a LIBOR rate defined in the credit agreement, plus, in each case, an applicable margin.  The applicable margin for a loan depends on the average monthly usage and the type of loan.

Among other customary covenants, the Agreement contains a fixed charge coverage ratio covenant.  The Company is required to maintain a ratio of EBITDA to fixed charges, as defined in the Agreement, of at least 1.0 to 1.0 when the covenant is required to be tested.  The ratio is measured only if certain borrowing-availability thresholds are not met. The Company expects to meet or exceed these borrowing-availability thresholds and be in compliance with all related requirements in 2009. The Agreement also contains customary events of default and prohibits the payment of cash dividends on the Company’s common stock.  If an event of default occurs, the lenders may terminate their commitments, declare all borrowings under the credit facility as due immediately and foreclose on the collateral. As of December 31, 2008, the Company was in compliance with all of its covenants under the Agreement.

The Company borrowed $30,000 under this line on October 1, 2008.  The borrowing was repaid in full by December 15, 2008.  Total interest expense on the borrowing was $247 during 2008 as compared to $0 in 2007. There were no borrowings outstanding under this agreement at December 31, 2008.

LEAPFROG ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
11. Concentrations of Credit Risk and Certain Other Risks

Financial instruments that subject the Company to concentrations of credit risk include cash equivalents, foreign exchange transactions, long-term investments and trade receivables. Cash and cash equivalents consist principally of cash and money market funds. Long-term investments consist of auction rate securities, which are presently illiquid and have experienced significant impairment losses since the fourth quarter of 2007 due to the adverse credit and financial markets conditions which have prevailed since then. The carrying value of the Company’s investment in auction rate securities has declined 65% from its original book value, or par, as of December 31, 2008. The adverse economic conditions are expected to continue into 2009 and further impairment losses may be incurred. Foreign exchange transactions consist primarily of short-term foreign currency transactions with highly rated financial institutions.

LeapFrog manufactures and sells its products primarily to national and regional mass-market retailers in the United States. Credit is extended based on an evaluation of the customers’ financial condition; generally, collateral is not required. Allowances for credit losses are provided for in the consolidated financial statements at the time of sale. Three major retailers account for 66% and 62% of total accounts receivable at December 31, 2008 and 2007, respectively.  Should any of the three retailers experience difficulties paying their debts to LeapFrog, this could have a significant negative impact on the Company’s statement of operations and cash flows.

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

Manufacturing Vendor Concentration

LeapFrog’s manufacturing and operations strategy is designed to maximize the use of outsourced services, particularly with respect to the actual production and physical distribution of its products. The Company believes that its outsourcing strategy enhances the scalability of the manufacturing process. Since the Company does not have its own manufacturing facilities, it is dependent on close working relationships with its contract manufacturers for the supply and quality of its products and the computer chips contained in these products. LeapFrog uses contract manufacturers located in Asia, primarily in China to build its finished products. Given the highly seasonal nature of its business, any unusual delays or quality control problems could have a material adverse effect on LeapFrog’s operating results and financial condition. LeapFrog’s top three vendors supplied a total of 49%, 52% and 72% of LeapFrog’s products in 2008, 2007 and 2006, respectively. In 2008, our largest individual vendor, Askey Computer Corporation, located in China, supplied 20% of LeapFrog’s products.  In 2007 and 2006, Jetta Company Limited or Jetta, located in China, supplied 24% and 51%, respectively. The Company expects to continue to use a limited number of contract manufacturers and fabricators.

LEAPFROG ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
Customer Concentration

A limited number of customers historically have accounted for a substantial portion of our gross sales. For the last three fiscal years, the Company’s top three customers have been Target, Toys “R” Us and Wal-Mart. The relative percentage of gross sales to the top three customers to total Company sales were as follows for the three years shown below:

	Years Ending December 31,
	2008	2007	2006

Wal-Mart	25%	21%	26%
Target	18%	20%	20%
Toys "R" Us	17%	13%	16%
Total	60%	54%	62%

Wal-Mart, Target and Toys “R” Us accounted for 36%, 12% and 17% of total gross accounts receivable at December 31, 2008, respectively as compared to 33%, 12% and 17%, respectively at December 31, 2007.

12. Income Taxes

The Company accounts for income taxes in accordance with the requirements of SFAS 109 and FIN 48. The Company’s loss before taxes included the following components:

	Years Ending December 31,
	2008	2007	2006

United States	$(63,411)	$(116,590)	$(83,630)
Foreign	(2,971)	18,998	(34,851)
Total	$(66,382)	$(97,592)	$(118,481)

LEAPFROG ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The components of the provision for (benefit from) income taxes were as follows:

	Years Ending December 31,
	2008	2007	2006
Current:
Federal	$(774)	$-	$-
State	83	-	-
Foreign	1,108	3,198	(172)
Total current	417	3,198	(172)

Deferred:
Federal	$854	$411	$19,659
State	43	63	5,969
Foreign	(874)	(2,197)	1,155
Total deferred	23	(1,723)	26,783

Non-current
Federal	$402	$346	$-
State	157	519	-
Foreign	875	1,383	-
Total non-current	1,434	2,248	-
Grand total	$1,874	$3,723	$26,611

The differences between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% were as follows:

	Years Ending December 31,
	2008	2007	2006
Income tax (benefit) at the statutory rate	$(23,234)	$(34,157)	$(41,469)
State income taxes	283	582	5,969
Foreign operations	588	(5,648)	13,181
Tax exempt interest	-	-	(177)
Interest and penalties	1,288	932	-
Nondeductible items	1,534	164	279
Research and development credits	(600)	(505)	(1,209)
IRS refunds	(1,918)	-	-
Other	1,965	1,625	458
Less: valuation allowance	21,968	40,730	49,579
Income tax provision	$1,874	$3,723	$26,611

State income tax expense above included a valuation allowance of $3,220, $6,580 and $10,854 for 2008, 2007 and 2006, respectively. State income tax expense also included interest and penalties of $157, $124 and $28 for 2007, 2006 and 2005, respectively. Total income tax expense of $26,611 in 2006 includes $24,993 related to establishing the valuation allowance in 2006.

LEAPFROG ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $19.4 million at December 31, 2008. The earnings are considered to be permanently reinvested and, accordingly, no deferred United States income taxes have been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would not be subject to U.S. income tax due as any tax liability generated would be offset by net operating loss carryforwards.

The components of the Company’s deferred taxes are as follows:

	December 31,
	2008	2007
Deferred tax assets:
NOL and credits carryover	$88,709	$76,120
Inventory and other reserves	16,424	11,550
Depreciation and amortization	7,644	4,359
Other	18,058	13,080
Less: valuation allowance	(127,083)	(101,491)
Total deferred tax assets	$3,752	$3,618
Deferred tax liabilities:
Goodwill and tax depreciation	2,637	1,815
Total deferred tax liabilities	$2,637	$1,815

Starting in 2006, the Company recorded a non-cash charge to establish a valuation allowance against its gross domestic deferred tax assets.  The amount represents 100% of the domestic deferred tax assets as set out in the table below.

	December 31,
	2008	2007
Current deferred tax asset	$18,627	$12,034
Less: valuation allowance	(18,627)	(12,034)
Net total	$-	$-

Non-current deferred tax asset	$108,457	$89,457
Less: valuation allowance	(108,457)	(89,457)
Net total	$-	$-

The valuation allowance is calculated in accordance with the provisions of SFAS 109, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. The Company’s domestic net operating losses for the most recent three-year period, the additional net operating losses in 2008 and changes in its business strategy increased the uncertainty that the level of future profitability needed to record the deferred assets would be achieved and represented sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. The valuation allowance in both 2008 and 2007 includes $8,503 related to excess tax benefits of stock option deductions prior to the adoption of SFAS 123(R). The benefits will increase additional paid-in capital when realized. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.  Should the Company determine that it would be able to realize all or part of its deferred tax asset in the future, an adjustment to the valuation allowance would be recorded in the period such determination was made. The majority of the Company’s domestic deferred tax assets generally have 10 to 20 years until expiration or indefinite lives.

LEAPFROG ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

As of December 31, 2008, the Company had federal net operating loss carryforwards of $203,582, which will expire in 2025 through 2028.  State net operating loss carryforwards totaling $203,653 as of December 31, 2008, will expire in years 2009 through 2030. In addition, the Company had $2,215 related to excess tax benefits of stock option deductions which are not included in the net operating loss carrforward amounts above since they have not met the realization criteria of SFAS 123(R). The tax benefits from these deductions will increase additional paid-in capital when realized. As of December 31, 2008, the Company also had federal and California research and development credit carryforwards of $2,633 and $5,601, respectively.  The federal research carryforwards will expire beginning in 2024, while the California research credits can be carried forward indefinitely.   In addition, the Company has $3,550 in federal foreign tax credits that will expire beginning in 2018.

Effective January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company recognized an approximate increase of $7,284 in the liability for unrecognized tax benefits as of January 1, 2007. Of this amount, $635 was accounted for as an increase in the January 1, 2007 balance of accumulated deficit. The remaining amount decreased tax loss carryforwards in the United States, which are fully offset by a valuation allowance.

The changes in the balance of gross unrecognized tax benefits, including related interest and penalties, during the years ended December 31, 2008 and 2007 are set out in the following table:

	December 31,
	2008	2007
Balance at beginning of year	$30,727	$26,148
Gross increase - tax positions taken during a prior period	1,365	2,485
Gross decrease - tax provisions taken during a prior period	(3,591)	-
Tax positions taken during the current period	1,415	2,154
Decreases in the unrecognized tax benefits relating
to settlements with taxing authorities	(925)	(60)
Balance at end of year	$28,991	$30,727

The balances of gross unrecognized tax benefits at December 31, 2008 and 2007 are $28,991 and $30,727 respectively, of which $15,769 and $15,409 would affect our effective tax rate if recognized. The balances of unrecognized tax benefits at December 31, 2007 have been revised for 2008 presentation to exclude related interest and penalties.

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the years ended December 31, 2008, 2007 and 2006 includes $1,821, $1,091 and $826, respectively, of interest and penalties. As of December 31, 2008 and 2007 we had approximately $4,964 and $3,143, respectively, of accrued interest and penalties related to uncertain tax positions.

The Company is monitoring the statutes of limitation for the assessment and collection of income taxes.  The Company believes it is reasonably possible that the total amount of unrecognized tax benefits in the future could decrease by up to $6,399 related to its foreign operations over the course of the next twelve months due to expiring statutes of limitations.  Of this amount, up to $4,220 could be recognized as a tax benefit and affect the effective tax rate.

Open and Resolved Tax Matters

The Company files income tax returns in the U.S. federal, various states and foreign jurisdictions.  The Company has substantially concluded all U.S. federal and state income tax matters through 1999.  During the quarter ended June 30, 2008, the Internal Revenue Service ("IRS") completed its audit of the Company's research and development carryback claims for the period of 2001-2003.  As a result of the settlement, the Company received a $5,238 refund from the IRS in July 2008 and recognized $925 of previously unrecognized tax benefit.  The total 2008 tax benefit attributable to this refund was $1,918, including interest paid by the IRS.

LEAPFROG ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
The United Kingdom's taxing authority completed its review of the 2004 and 2005 tax years and issued “no change” notices for both years. The state of California (“state”) has notified the Company of a pending examination related to its research and experimentation credits claimed for the tax years 2001, 2002 and 2003; however, the Company has not been notified when the audit will commence.   The outcome of the state audit is not yet determinable.

With respect to open matters, the outcomes are not yet determinable. However, management does not anticipate that any adjustments would result in a material change to the Company’s results of operations, financial conditions or liquidity.

13.  Employee Benefit Plan

LeapFrog sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code. Effective September 1, 2005, the 401(k) plan provides that employees may defer up to 100% of their annual compensation, not to exceed the IRS maximum contribution limit.  LeapFrog will match 50% of employee contributions up to the lesser of $2 or 6% of the participant’s compensation per plan year. Matching contributions vest over three years.  During 2008, 2007 and 2006, the Company recorded total compensation expense of $799, $592 and $829, respectively, related to the defined contribution plan.

14. Stock-Based Compensation

Pursuant to the Company’s 2002 Equity Incentive Plan and its 2002 Non-Employee Directors’ Stock Award Plan, (collectively, the “Plans”), the Company issues stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to its employees, directors and occasionally to non-employee service providers, to purchase shares of the Company’s Class A common stock. The maximum term of the stock-based awards is 10 years.  The required vesting period is generally four years. Effective February 28, 2007, the Company terminated its performance share program after conducting a full review of the total compensation components for key executives. There were no performance shares outstanding at December 31, 2008 and 2007. The Company also has an employee stock purchase plan (“ESPP”) which is authorized under the Plans.

On June 5, 2008, the stockholders of the Company approved a stock option exchange program, as described in the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders, filed with the SEC on April 21, 2008. Under the option exchange program (“Program”) the Company offered to exchange, for new lower-priced options, certain outstanding options previously granted under the Company’s Plans and under two special inducement grants awarded to the Company’s Chief Executive Officer outside of the Company’s Plans upon his joining the Company. Option holders eligible to participate in the Program tendered, and the Company accepted for cancellation, eligible options to purchase an aggregate of 4,936 shares of the Company’s Class A common stock, and issued stock options to purchase 3,669 shares of the Company’s Class A common stock in exchange. In accordance with the terms of the Program, the number of shares subject to each new option grant was determined using an exchange ratio designed to result in the fair value of the new option grant (at the time of grant) being equal to the fair value of the eligible option grant tendered for exchange (at the time immediately prior to cancellation of the eligible option). Accordingly, the Company did not incur any additional stock-based compensation expense related to the Program.

The Company is authorized to issue up to a total of 24,000 shares of Class A common stock for any of the types of awards authorized under the Plans. At December 31, 2008 the remaining available for future grants was 4,866 for stock-based awards and 1,433 for the ESPP.

The Company accounts for stock-based compensation in accordance with the provisions of SFAS 123(R) as follows:

LEAPFROG ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Stock Options:

●
The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes-Merton option-pricing model (“valuation model”). The total grant date fair value is recognized over the vesting period of the options on a straight-line basis.

●	The assumptions underlying the calculation of grant date fair value of the stock options comprise:

o
The weighted-average assumptions for the expected life and the expected stock price volatility over the expected life used in the model require the exercise of judgment. The expected life of the options represent the period of time the options are expected to be outstanding. The Company calculates expected life based on the guidance provided in the SEC Staff Accounting Bulletin (“SAB”) No. 107 – “Share-Based Payment” as the Company does not yet have sufficient historical data on exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.

o
Expected stock price volatility is based on a consideration of our stock’s historical and implied volatilities. The risk-free interest rate used in the model is based on the United States Treasury yield curve in effect at the time of grant with a term equal to the expected life of the option. The Company calculates employee stock-based compensation expense based on awards ultimately expected to vest and reduces compensation expense as necessary for estimated forfeitures. Stock-based compensation arrangements to non-employees are accounted for using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms. LeapFrog management reviews and updates its estimates of expected life, volatility and forfeiture rates quarterly and adjusts the valuation model as necessary.

o	The risk-free interest rate is based on the yield of the treasury security at grant date with a maturity closest to the expected term of the stock option.

o	The dividend yield is zero as the Company does not pay dividends.

RSUs and RSAs:

RSAs and RSUs are payable in shares of the Company’s Class A common stock. The fair value of these stock-based awards is equal to the closing market price of our stock on the trading day immediately prior to the date of grant. The grant date fair value is recognized on a straight-line basis in compensation expense over the vesting period of these stock-based awards, which is generally four years.

Non-Employee Stock-Based Awards:

Stock-based compensation arrangements to non-employees are accounted for using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms.

The Company calculates employee stock-based compensation expense based on awards ultimately expected to vest and reduces compensation expense as necessary for estimated forfeitures.  Stock-based compensation expense is a non-cash charge to employee compensation expense and a credit to additional paid-in capital.

LEAPFROG ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The following table summarizes stock-based compensation expense charged to selling, general and administrative (“SG&A”) and research and development (“R&D”) expense for the three years ended December 31, 2008, 2007 and 2006.

	Years Ending December 31,
	2008	2007	2006
SG&A:
Stock options	$7,069	$6,510	$3,350
RSUs/RSAs	2,400	1,795	1,345
Total SG&A	9,469	8,305	4,695
R&D:
Stock options	721	604	1,659
RSUs/RSAs	821	602	949
Total R&D	1,542	1,206	2,608
Total expense	$11,011	$9,511	$7,303

The table below shows the weighted-average total fair value of all awards granted and the weighted-average assumptions used to calculate grant date fair value for the three years ended December, 31, 2008, 2007 and 2006.

	2008		2007	2006

Estimate of fair value for total awards granted	$ 50,336	(1)	$ 6,660	$ 22,692
Expected life in years	6.25		6.25	6.25
Expected volatility	40% - 45%		40%	40%
Risk-free interest rate	1.75% - 3.64%		3.64% - 5.05%	4.54% - 5.07%
Dividend yield rate	0%		0%	0%

(1) Fair value in 2008 includes $33,433 for options granted in June 2008 pursuant to the stock option exchange program

Prior to July 1, 2008 the weighted-average expected volatility for the Company’s stock awards was calculated based on the weighted average of three stock market factors:  the price volatility of LeapFrog’s common shares, LeapFrog’s implied volatility as indicated by our publicly traded long-term options, Long-Term Equity Anticipations Securities (“LEAPS”), with expiration dates as far as three years in the future, and competitor volatility. At June 30, 2008, management believed it now had sufficient historical financial market data to calculate volatility based on LeapFrog market data only.  As of July 1, 2008, competitor volatility was dropped from the estimate and expected volatility was increased from 40% to 45%, based on management’s evaluation of all the relevant factors.

For all three fiscal years, the calculation of the expected life of the awards was based on a simplified calculation of expected life as explained in SAB 107 and SAB 110, as management did not believe it had sufficient reliable historical data about employee exercise behavior to calculate the expected term due to reductions in force.

The risk-free interest rate used in the model is based on the United States Treasury yield curve in effect at the time of grant with a term equal to the expected life of the option.

LEAPFROG ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The Company reflects the impact of forfeitures for stock options in expense only when they actually occur based on analyses showing that almost all stock options vest on a monthly basis. With regard to restricted stock units, a forfeiture assumption of approximately 20% is currently being used.  A zero forfeiture rate is used for restricted stock awards. These assumptions reflect historical and expected future forfeiture rates.

Stock-based compensation expense related to RSUs and RSAs is calculated based on the market price of LeapFrog’s common stock on the grant date. The total market value of restricted stock unit and stock awards granted in 2008, 2007 and 2006 as measured on the grant date was $2,666, $5,465 and $6,637 in 2008, 2007 and 2006, respectively.

For the years ended December 31, 2008, 2007 and 2006, stock option exercises, net of income taxes paid by the Company on restricted stock unit releases, used $216 in cash in 2008, while in 2007 and 2006 this activity provided $1,915 and $4,059 in cash proceeds, respectively.

The activity in the Company’s stock option plan for the years ended December 31, 2008 and 2007 was as follows:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life in Years	Value

Outstanding at December 31, 2006	9,130	$14.23
Grants	1,733	8.34
Exercises	(212)	9.99
Retired or forfeited	(1,558)	16.48
Outstanding at December 31, 2007	9,093	12.92	8.00	$-
Grants	4,973	10.12
Exercises	(77)	5.34
Retired or forfeited	(5,870)	13.36
Outstanding at December 31, 2008	8,119	$10.96	7.55	$-

Vested and exercisable at December 31, 2008	2,180	$13.66	6.53	$-
Vested and exercisable at December 31, 2007	4,164	$15.32	6.99	$-

Stock options outstanding that are expected to vest are shown net of estimated future option forfeitures. The price of a share of the Company’s Class A common stock was $3.50 and $6.37 as of December 31, 2008 and 2007, respectively. During 2008, options to purchase 2.8 million shares of Class A common stock with an intrinsic value of zero were fully vested. As of December 31, 2008, there was a total of $27,015 of unrecognized compensation cost related to stock options granted under the Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.94 years.

LEAPFROG ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The activity in the Company’s restricted stock units and restricted stock awards for the years ended December 31, 2008 and 2007 was as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at December 31, 2006	1,092	$10.59
Grants	653	8.37
Vested	(276)	10.20
Retired or forfeited	(352)	10.83
Nonvested at December 31, 2007	1,117	9.31
Grants	319	8.37
Vested	(286)	10.14
Retired or forfeited	(232)	9.33
Nonvested at December 31, 2008	918	$8.72
Vested and deferred at December 31, 2008	85	$10.78

As of December 31, 2008, there was a total of $2,059 of unrecognized compensation cost related to restricted stock units and awards granted under the Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.47 years.

The table below shows information by range of exercise prices for the Company’s outstanding stock options as of December 31, 2008.

				Exercisable at
Outstanding at December 31, 2008				December 31, 2008

Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Number of Shares	Weighted Average Exercise Price

$3.99 - $8.91	1,479	$6.98	8.07	568	$6.58
$9.14 - $9.14	2,231	9.14	7.09	-	-
$9.33 - $10.55	1,645	9.46	8.52	547	9.65
$10.56 - $14.79	1,971	12.39	7.45	464	11.71
$15.17 - $29.30	793	23.05	6.14	601	25.52
Total	8,119	$10.96	7.55	2,180	$13.66

LEAPFROG ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

15. Derivative Financial Instruments

At December 31, 2008 and 2007, the Company had outstanding foreign exchange forward contracts with notional values of $21,890 and $34,785, respectively. The gains and losses on these instruments are recorded in “other income(expense), net” in the statements of operations. Gains and losses from foreign exchange forward contracts, net of gains and losses on the underlying transactions denominated in foreign currency for the years ended December 31, 2008, 2007 and 2006 are shown in the table below.

	Years Ending December 31,
	2008	2007	2006

Gains (losses) on foreign currency forward contracts	$874	$(2,967)	$(3,872)
Gains (losses) on underlying transactions denominated
in foreign currency	(2,092)	2,964	2,812
Net losses	$(1,218)	$(3)	$(1,060)

16. Comprehensive Net Loss

The Company’s comprehensive net loss for the three years ended December 31, 2008, 2007 and 2006 was as follows:

	Years Ending December 31,
	2008	2007	2006
Net loss	$(68,256)	$(101,315)	$(145,092)
Add (subtract):
Currency translation adjustments	(6,689)	1,512	2,197
Temporary impairment loss on investments	598	(598)	-
Comprehensive net loss	$(74,347)	$(100,401)	$(142,895)

17. Stockholders' Equity

The Company is authorized to issue 180,000 shares of common stock at a par value of $0.0001 per share, of which 139,500 shares are designated as Class A and 40,500 shares are designated as Class B.  Class A shares outstanding at December 31, 2008 and 2007 were 36,627 and 35,857, respectively.  Class B shares outstanding at December 31, 2008 and 2007 were 27,141 and 27,614, respectively.

Class A stockholders are entitled to one vote per share and Class B stockholders are entitled to ten votes per share.  The Class B stockholders have the right to convert their Class B shares into an equal number of Class A shares.  In the fourth quarter of 2008, certain Class B stockholders elected to convert 473 shares of their Class B common stock into 473 shares of Class A common stock at par value. The transaction had no impact on the Company’s financial statements.

Class A and B stockholders are entitled to dividends paid in equal amounts per share on all shares of Class A and Class B common stock. The terms of the Company’s asset-backed line of credit facility prohibit the payment of cash dividends.
From the inception of the Company through the date of this report, no dividends have been declared or paid and management has no plans at this time to pay dividends in the foreseeable future.

In the event of liquidation, Class A and B common stockholders are equally entitled to all assets of the Company available for distribution.

LEAPFROG ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
18. Net Loss Per Share

The Company follows the provisions of SFAS 128 in calculating net income (loss) per share.  The following table sets forth the computation of basic and diluted net income (loss) per share for the periods presented.

	Years Ending December 31,
	2008	2007	2006
(Numerator)
Net loss	$(68,256)	$(101,315)	$(145,092)
(Denominator)
Weighted average shares outstanding during period:
Class A and B - basic and diluted	63,641	63,361	62,817
Net loss per share:
Class A and B - basic and diluted	$(1.07)	$(1.60)	$(2.31)

In accordance with SFAS 128, unvested restricted stock units and certain stock options to purchase shares of LeapFrog Class A common stock are excluded from the calculations of net loss per share for the three years ended December 31, 2008, 2007 and 2006 as their effect on net loss per share would be antidilutive. Outstanding weighted average common stock equivalents of Class A common stock excluded from the calculations were 247, 338 and 299 for the years ended December 31, 2008, 2007, and 2006 respectively.

19. Commitments and Contingencies

Leases and Royalties

The Company is obligated to pay certain minimum royalties in connection with license agreements to which it is a party. Royalty expense was $19,315, $21,768 and $14,839 in 2008, 2007 and 2006, respectively.

LeapFrog leases a portion of its capital equipment and certain of its facilities under operating leases that expire at various dates through 2016. Rent expense was $5,827 in 2008, $4,591 in 2007 and $3,722 in 2006.

Minimum rent commitments under all non-cancelable leases with an initial term in excess of one year and minimum royalty commitments are set forth in the following table.

Years Ended December 31,	Leases	Royalties	Total
2009	$8,631	$5,093	$13,724
2010	7,790	3,620	11,410
2011	4,394	4,530	8,924
2012	3,975	597	4,572
2013	3,773	477	4,250
Thereafter	8,812	-	8,812
Total	$37,375	$14,317	$51,692

LeapFrog accounts for total rent expense under the leases on a straight-line basis over the lease terms. At December 31, 2008 and 2007 the Company had a deferred rent liability of $2,092 and $2,114, respectively, relating to rent escalation costs net of tenant incentives for its Emeryville, California headquarters. Deferred rent is included in long-term liabilities.

LEAPFROG ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Legal Proceedings

From time to time, in the normal course of business, LeapFrog is party to various pending claims and lawsuits. The Company is not aware of any such actions as of the date of this report that are expected to have a material impact on the financial statements.

The Company was a party to the lawsuit described below, which was settled in September 2008.

o
In December 2003, April 2005 and June 2005, six purported class action lawsuits were filed in federal district court for the Northern District of California against LeapFrog and certain of the Company’s former officers alleging violations of the Securities Exchange Act of 1934. These actions were consolidated into a single proceeding captioned In Re LeapFrog Enterprises, Inc. Securities Litigation.   In 2006 and 2007, two of our motions to dismiss were granted by the court with leave to amend, culminating with the filing of the third amended complaint by plaintiffs in November 2007.  In February 2008, the parties reached an agreement-in-principle to settle these class actions. In September 2008, the court issued a judgment and order approving the settlement and dismissing the case.  The settlement has been funded by insurance, and the Court's approval of the settlement and related judgment are now final.

The Company was a party to the lawsuit described below which was settled in November 2007.

o
In August 2005, Tinkers & Chance, a Texas partnership, filed a complaint against LeapFrog in the federal district court for the Eastern District of Texas. The complaint alleged that the Company infringed, and induced others to infringe, certain patents by making, selling and/or offering for sale in the United States, and/or importing, certain LeapFrog products.

On January 4, 2008, the parties executed a formal agreement whereby the Company paid to Tinkers & Chance $7.5 million and, as part of the overall agreement, Tinkers & Chance agreed to grant to LeapFrog a worldwide, non-exclusive license to all of its current patents and patent applications, as well as patents related to its business arising from applications filed by Tinkers & Chance or its principals through November 2014. The pending litigation in federal district court for the Eastern District of Texas was dismissed with prejudice.

The settlement was accrued as legal expense in the third quarter of 2007. At that time, the Company determined that the value of the license for current and future products was insignificant and therefore did not record an asset as of December 31, 2007. The full amount of the settlement was paid by the Company during 2008.

20. Segment Reporting

The Company has identified its operating segments in accordance with the guidance in SFAS No. 131, “Disclosures about Segments of an Enterprises and Related Information” (“SFAS 131”). The Company’s business is organized, operated and assessed in two geographic segments, United States and International. The Company’s Chief Executive Officer (“CEO”) is the Company’s chief operating decision maker. LeapFrog’s CEO allocates resources to and assesses the performance of each operating segment based on information about the segments’ net sales and operating income (loss) before interest and taxes.

Historically, LeapFrog organized, operated and assessed its business in three segments, U.S. Consumer, International and School. The School segment sold products tailored for the educational market directly to schools, teacher supply stores and through catalogs and websites aimed at educators, all in the United States. Throughout 2006, 2007 and 2008, School segment financial measures did not reach the 10% of total net sales and total operating income (loss) from operations set forth in SFAS 131 as a requirement for being reported as a separate segment; however, it continued to be reported as such. During 2008, we ceased marketing directly to the educational channel, reduced headcount and direct facilities expenses accordingly, and transferred responsibility for this sales channel to the former U.S. Consumer operating segment.

Accordingly, in 2008, we have consolidated and reclassified the results of the former U.S. Consumer and School segments into the United States segment for the fiscal years ended December 31, 2008, 2007 and 2006.

LEAPFROG ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
We charge all of our indirect operating expenses and general corporate overhead to the United States segment and do not allocate any of these expenses to the International segment.

The accounting policies of the segments are the same as those described in Note 2 of these Notes to these Consolidated Financial Statements.

The primary business of the two operating segments is as follows:

o
The United States segment is responsible for the development, design and marketing of electronic educational hardware products and related software, sold primarily through retail channels and through the Company’s website in the United States.

o
The International segment is responsible for the localization and marketing of electronic educational hardware products and related software originally developed for the United States, sold primarily in retail channels outside of the United States.

The table below shows certain information by segment for the years ended December 31, 2008, 2007 and 2006.

	Years Ending December 31,
	2008	2007	2006

Net sales:
United States	$363,396	$338,856	$387,624
International	95,663	103,415	114,631
Totals	$459,059	$442,271	$502,255

Income (loss) from operations:
United States	$(55,756)	$(99,761)	$(115,385)
International	(4,350)	(1,409)	(9,278)
Totals	$(60,106)	$(101,170)	$(124,663)

Total assets:
United States	$247,144	$310,204	$399,723
International	60,188	60,259	39,474
Totals	$307,332	$370,463	$439,197

In 2008 and 2007, no countries other than the United States accounted for 10% or more of LeapFrog’s consolidated net sales. LeapFrog attributes sales to non-United States countries on the basis of sales billed by each of its foreign subsidiaries to its customers. For example, the Company attributes sales to the United Kingdom based on the sales billed by its United Kingdom-based foreign subsidiary, LeapFrog Toys (UK) Limited, to its customers. Additionally, the Company attributes sales to non-United States countries if the product is shipped from Asia or one of its leased warehouses in the United States to a distributor in a foreign country.

LEAPFROG ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The table below shows the sales of products that constituted 10% or more of total net sales by segment for the years ended December 31, 2008, 2007 and 2006.

	2008		2007		2006
		% of		% of		% of
(Dollars in millions)	$	Net Sales	$	Net Sales	$	Net Sales

SEGMENTS
United States:
Tag	$51.7	14%	$-	n/a	$-	n/a
Leapster (1)	151.6	42%	133.2	39%	148.8	38%
All other	160.1	44%	205.7	61%	238.9	62%
Total	$363.4	100%	$338.9	100%	$387.7	100%

International:
Tag	$16.7	17%	$-	n/a	$-	n/a
LeapPad	5.4	6%	9.7	9%	21.0	18%
Leapster (1)	27.4	29%	26.4	26%	28.6	25%
All other	46.2	48%	67.3	65%	65.0	57%
Total	$95.7	100%	$103.4	100%	$114.6	100%

CONSOLIDATED LEAPFROG
Tag	$68.4	15%	$-	n/a	$-	n/a
Leapster (1)	179.0	39%	159.6	36%	177.4	35%
All other	211.7	46%	282.7	64%	324.9	65%
Total net sales	$459.1	100%	$442.3	100%	$502.3	100%

(1) Leapster sales include classic Leapster and Leapster 2 platforms, content and accessories and all Leapster TV and Leapster L-MAX product sales

LEAPFROG ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
21. Selected Quarterly Financial Information — Unaudited

Unaudited selected financial information by quarter for the years ended December 31, 2008 and 2007 is presented below.

(All quarterly data unaudited)	For 2008 Quarters Ended				Full Year
	March 31	June 30	September 30	December 31	2008

Net sales	$58,274	$68,341	$194,626	$137,818	$459,059
Gross profit	21,131	26,887	85,326	48,141	181,485
Total operating expenses	49,754	49,048	55,934	86,855	241,591
Income (loss) from operations	(28,623)	(22,161)	29,392	(38,714)	(60,106)
Net income (loss)	$(27,436)	$(20,569)	$24,051	$(44,302)	$(68,256)
Net income (loss) per common share:
Basic	$(0.43)	$(0.32)	$0.38	$(0.70)	$(1.07)
Diluted	$(0.43)	$(0.32)	$0.38	$(0.70)	$(1.07)
Market price range common stock
High	$7.75	$9.38	$10.63	$10.47	$10.63
Low	$4.95	$7.09	$7.51	$3.14	$3.14

	For 2007 Quarters Ended				Full Year
	March 31	June 30	September 30	December 31	2007

Net sales	$60,924	$55,995	$144,045	$181,307	$442,271
Gross profit	24,703	20,284	60,773	67,546	173,306
Total operating expenses	54,898	50,674	71,328	97,576	274,476
Income (loss) from operations	(30,195)	(30,390)	(10,555)	(30,030)	(101,170)
Net loss	$(30,428)	$(28,028)	$(10,305)	$(32,554)	$(101,315)
Net loss per common share:
Basic and diluted	$(0.49)	$(0.44)	$(0.16)	$(0.51)	$(1.60)
Market price range common stock
High	$11.56	$11.48	$10.82	$9.33	$11.56
Low	$9.15	$9.90	$6.80	$5.80	$5.80

APPENDIX A

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES.
(In thousands)

	Years Ending December 31,
	2008	2007	2006

Allowance for doubtful accounts receivable, beginning of year	$97	$785	$1,328
Additions (reductions) charged (credited) to operations	5,045	(286)	1,186
Net other additions (deductions)	(1,270)	(402)	(1,729)
Allowance for doubtful accounts receivable, end of year	$3,872	$97	$785

Allowance for promotional markdowns, beginning of year	$9,904	$17,459	$14,257
Additions charged to operations	20,027	8,092	21,425
Net other additions (deductions)	(13,716)	(15,647)	(18,223)
Allowance for promotional markdowns, end of year	$16,215	$9,904	$17,459

Allowance for cooperative advertising, beginning of year	$12,175	$13,917	$18,845
Additions charged to operations	5,490	6,258	13,152
Net other additions (deductions)	(11,210)	(8,000)	(18,080)
Allowance for cooperative advertising, end of year	$6,455	$12,175	$13,917

Allowance for defective products, beginning of year	$8,583	$7,169	$9,205
Additions charged to operations	10,825	11,534	10,474
Net other additions (deductions)	(8,640)	(10,120)	(12,510)
Allowance for defective products, end of year	$10,768	$8,583	$7,169

Allowance for sales returns, beginning of year	$7,030	$12,802	$12,081
Additions charged to operations	15,798	5,824	26,024
Net other additions (deductions)	(7,662)	(11,596)	(25,303)
Allowance for sales returns, end of year	$15,166	$7,030	$12,802

Allowance for chargebacks and price changes, beginning of year	$2,166	$1,419	$3,606
Additions charged to operations	3,450	2,946	1,710
Net other additions (deductions)	(2,803)	(2,199)	(3,897)
Allowance for chargebacks and price changes, end of year	$2,813	$2,166	$1,419

Valuation allowance for deferred tax assets, beginning of year	$101,491	$60,433	$-
Additions charged to operations	25,188	47,310	60,433
Net other additions (deductions)	(578)	(6,252)	-
Valuation allowance for deferred tax assets, end of year	$126,101	$101,491	$60,433

EXHIBIT INDEX

			Incorporated by Reference
					Original
Exhibit					Exhibit	Filing	Filed
Number		Exhibit Description	Form	File No.	Number	Date	Herewith

3.01		Amended and Restated Certificate of Incorporation	S-1	333-86898	3.03	07/22/02
3.02		Amended and Restated Bylaws	8-K	001-31396	3.04	11/02/07
4.01		Form of Specimen Class A Common Stock Certificate	10-K	001-31396	4.01	03/07/06
4.02		Fourth Amended and Restated Stockholders Agreement, dated May 30, 2003, among LeapFrog and the investors named therein	10-Q	001-31396	4.02	08/12/03
10.01		Form of Indemnification Agreement entered into by LeapFrog with certain of its directors and executive officers	10-Q	001-31396	10.01	05/04/07
10.02		Net Lease, dated November 14, 2000, between Hollis Street Investors, LLC and LeapFrog, as amended	S-1	333-86898	10.02	04/24/02
10.03		Sixth Amendment, dated March 22, 2006, to Net Lease, dated November 14, 2000, between Hollis Street Investors, LLC and LeapFrog	10-Q	001-31396	10.42	05/09/06
10.04		Industrial Lease by and between SP Kaiser Gateway I, LLC and LeapFrog dated March 31, 2004	10-Q	001-31396	10.29	05/10/04
10.05		Tax Sharing Agreement dated as of July 3, 2002, between Knowledge Universe, Inc. and LeapFrog	S-1	333-86898	10.2	07/05/02
10.06		Credit Agreement between the financial institutions named therein, Banc of America Securities LLC, Bank of America, N.A. and LeapFrog Enterprises, Inc. as the Borrower dated as of November 8, 2005	10-Q	001-31396	10.38	11/09/05
10.07	*	Amended and Restated Stock Option Plan	S-1	333-86898	10.04	04/24/02
10.08	*	Amended and Restated Employee Equity Participation Plan	S-1	333-86898	10.05	04/24/02
10.09	*	2002 Equity Incentive Plan, as amended	8-K	001-31396	10.1	07/20/07
10.10	*	Form of Stock Option Agreement under the 2002 Equity Incentive Plan	10-Q	001-31396	10.01	11/09/07
10.11	*	Form of Stock Bonus Agreement under the 2002 Equity Incentive Plan	10-Q	001-31396	10.32	11/09/04
10.12	*	Form of Restricted Stock Unit Award Agreement under the 2002 Equity Incentive Plan	10-Q	001-31396	10.02	11/09/07
10.13	*	Form of Performance Share Award Agreement under the 2002 Equity Incentive Plan	10-K	001-31396	10.4	03/07/06
10.14	*	2002 Non-Employee Directors’ Stock Award Plan, as amended	8-K	001-31396	10.1	07/17/06
10.15	*	Form of Nonstatutory Stock Option Agreement under the 2002 Non-Employee Directors’ Stock Award Plan	S-1	333-86898	10.09	07/05/02
10.16	*	Compensation Arrangements between LeapFrog and its Board of Directors†					†
10.17	*	Employment Agreement, dated July 3, 2006, between Thomas J. Kalinske and LeapFrog	8-K	001-31396	10.3	07/10/06
10.18	*	Amendment to Employment Agreement, dated December 31, 2006, between Thomas J. Kalinske and LeapFrog	8-K	001-31396	10.1	01/08/07
10.19	*	Executive Management Severance and Change in Control Benefit Plan	10-Q	001-31396	10.03	11/09/07
10.20	*	Certain Compensation Arrangements with Named Executive Officers††					††
10.21	*	Employment Agreement, effective as of July 3, 2006, between Jeffrey G. Katz and LeapFrog	8-K	001-31396	10.1	07/10/06
10.22	*	Stock Option Agreement between Jeffrey G. Katz and LeapFrog	8-K	001-31396	10.2	07/10/06
10.23	*	Employment Agreement, effective as of November 11, 2004, between William B. Chiasson and LeapFrog	10-K	001-31396	10.33	03/29/05
10.24	*	Offer Letter, dated January 23, 2007, between Nancy G. MacIntyre and LeapFrog	10-K	001-31396	10.29	03/13/08
10.25		Amendment No. 1 to the Credit Agreement dated as of May 15, 2008 among LeapFrog, the banks, financial institutions and other institutional lenders named therein and Bank of America, N.A.	8-K	001-31396	10.1	05/21/08
10.26	*	Stock Option Agreement between LeapFrog Enterprises, Inc. and Jeffrey G. Katz, dated June 9, 2008	8-K	001-31396	10.01	06/11/08
10.27	*	Release Agreement, dated December 12, 2008 between Martin A. Pidel and LeapFrog					X
21.01		List of Subsidiaries					X
23.01		Consent of Independent Registered Public Accounting Firm					X
24.01		Power of Attorney (see signature page to this Form 10-K)					X

Continued on next page

Incorporated by Reference
Original
Exhibit					Exhibit	Filing	Filed
Number		Exhibit Description	Form	File No.	Number	Date	Herewith

31.01		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01	**	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*  Indicates management contract or compensatory plan or arrangement.
**  These certifications accompany LeapFrog’s Annual Report on Form 10-K; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of LeapFrog under the Securities Act of 1933, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
† Description contained under the heading “Compensation of Directors” in LeapFrog’s definitive proxy materials filed with the Securities and Exchange Commission on April 21, 2008 and incorporated herein by reference.
†† Descriptions contained in LeapFrog’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on March 5, 2008 and March 4, 2009 incorporated herein by reference.