Form 10-Q
period 2009-03-31
LEAPFROG ENTERPRISES INC
filed 2009-05-05
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2009, 36,708,280 shares of Class A common stock, par value $0.0001 per share, and 27,140,794 shares of Class B common stock, par value $0.0001 per share, respectively, of the registrant were outstanding.

LEAPFROG ENTERPRISES, INC.

PART I.

FINANCIAL INFORMATION

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,		December 31,
	2009	2008	2008
ASSETS	(Unaudited)		(See Note 1)
Current assets:
Cash and cash equivalents	$85,323	$105,836	$79,101
Accounts receivable, net of allowances for doubtful accounts of $1,884, $288 and $3,872 respectively	5,598	39,207	89,918
Inventories	59,487	55,558	58,196
Prepaid expenses and other current assets	11,301	22,542	10,822
Deferred income taxes	3,076	3,409	3,189

Total current assets	164,785	226,552	241,226
Long-term investments	4,939	10,670	4,962
Deferred income taxes	482	212	497
Property and equipment, net	18,025	19,408	19,611
Capitalized product costs, net	16,250	17,139	16,227
Goodwill	19,549	19,549	19,549
Other assets	5,006	8,532	5,260

Total assets	$229,036	$302,062	$307,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,744	$29,909	$56,357
Accrued liabilities and deferred revenue	27,934	30,550	44,596
Income taxes payable	22	79	229

Total current liabilities	47,700	60,538	101,182
Long-term deferred income taxes	22,662	20,191	22,404
Other long-term liabilities	3,686	2,198	3,820
Stockholders’ equity:
Class A Common Stock, par value $0.0001 Authorized - 139,500 shares;
Issued and outstanding: 36,674, 35,895 and 36,627 respectively	4	4	4
Class B Common Stock, par value $0.0001 Authorized - 40,500 shares;
Issued and outstanding: 27,141, 27,614 and 27,141 respectively	3	3	3
Treasury stock	(185)	(185)	(185)
Additional paid-in capital	367,696	356,917	364,657
Accumulated other comprehensive income (loss)	(2,911)	4,074	(2,055)
Accumulated deficit	(209,619)	(141,678)	(182,498)

Total stockholders’ equity	154,988	219,135	179,926

Total liabilities and stockholders’ equity	$229,036	$302,062	$307,332

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net sales	$29,879	$58,274
Cost of sales	21,793	37,143

Gross profit	8,086	21,131

Operating expenses:
Selling, general and administrative	19,938	30,761
Research and development	9,973	12,110
Advertising	2,168	4,532
Depreciation and amortization	2,899	2,351

Total operating expenses	34,978	49,754

Loss from operations	(26,892)	(28,623)

Other income (expense):

Interest income	159	967
Interest expense	(25)	(13)
Other, net	(413)	(392)

Total other income (expense)	(279)	562

Loss before income taxes	(27,171)	(28,061)
Benefit from income taxes	(50)	(625)

Net loss	$(27,121)	$(27,436)

Net loss per share:
Class A and B - basic and diluted	$(0.43)	$(0.43)

Weighted average shares used to calculate net loss per share:
Class A and B - basic and diluted	63,786	63,491

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating Activities:
Net loss	$(27,121)	$(27,436)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,232	4,407
Unrealized foreign exchange loss	(1,319)	(734)
Deferred income taxes	128	(3)
Stock-based compensation expense	3,004	2,958
Impairment of investment in auction rate securities	23	255
Decrease in allowance for doubtful accounts	(810)	(191)
Decrease in other accounts receivable-related allowances	(22,493)	(12,658)
Disposal of property and equipment	(4)	(21)
Other changes in operating assets and liabilities:	-
Accounts receivable	107,623	100,196
Inventories	(1,291)	(3,143)
Prepaid expenses and other current assets	(479)	(2,115)
Other assets	104	279
Accounts payable	(36,613)	(10,904)
Accrued liabilities and deferred revenue	(16,662)	(33,070)
Long-term liabilities	124	(125)
Income taxes payable	(207)	62
Other	837	829

Net cash provided by operating activities	10,076	18,586

Investing activities:
Purchases of property and equipment	(1,300)	(1,394)
Capitalization of product costs	(2,230)	(5,239)

Net cash used in investing activities	(3,530)	(6,633)

Financing activities:
Proceeds from stock option exercises and employee stock purchase plans	41	180
Net cash paid for payroll taxes on restricted stock unit releases	(6)	(77)

Net cash provided by financing activities	35	103

Effect of exchange rate changes on cash	(359)	320

Net change in cash and cash equivalents for the period	6,222	12,376
Cash and cash equivalents at beginning of period	79,101	93,460

Cash and cash equivalents at end of period	$85,323	$105,836

See accompanying notes

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

1.	Basis of Presentation

In the opinion of management, all normal and recurring adjustments considered necessary for fair presentation of the financial position and interim results of LeapFrog Enterprises, Inc. and its consolidated subsidiaries (collectively, the “Company” or “LeapFrog” unless the context indicates otherwise) as of and for the periods presented have been included. The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements include the accounts of LeapFrog and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial information included herein should be read in conjunction with LeapFrog’s consolidated financial statements and related notes in the Company’s 2008 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 11, 2009 (the “2008 Form 10-K”).

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s 2008 Form 10-K.

Due to the seasonality of our business, the results of operations for interim periods are not necessarily indicative of the operating results for a full year.

Certain amounts in the financial statements for prior periods have been reclassified to conform to the current year presentation.

2.	Inventories

Inventories consisted of the following as of the periods presented:

	March 31,		December 31,
	2009	2008	2008
Raw materials	$5,830	$4,598	$5,521
Work in process	3,448	6,735	1,621
Finished goods	50,209	44,225	51,054

Total	$59,487	$55,558	$58,196

At March 31, 2009 and 2008, the Company accrued liabilities for cancelled purchase orders totaling $527 and $791, respectively. The inventories related to these purchase orders will be returned to the Company and recorded either in raw materials or work in process. At December 31, 2008, the Company accrued $751 for cancelled purchase orders.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

3.	Fair Values of Financial Instruments and Investments

The carrying values and estimated fair values of the Company’s financial instruments, which include short-term money market funds, certificates of deposit, foreign exchange forward contracts and long-term investments in auction rate securities (“ARS”), are presented in the table below for the periods ended March 31, 2009, December 31, 2008 and March 31, 2008.

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2009:
Financial Assets:
Money market funds and certificates of deposit	$49,408	$49,408	$-	$-
Long-term investments	4,939			4,939

Total financial assets	$54,347	$49,408	$-	$4,939

Financial Liabilities:
Forward currency contracts	$21	$-	$21	$-

December 31, 2008:
Financial Assets:
Money market funds	$53,502	$53,502	$-	$-
Forward currency contracts	540	-	540	-
Long-term investments	4,962	-	-	4,962

Total financial assets	$59,004	$53,502	$540	$4,962

March 31, 2008:
Financial Assets:
Money market funds	$105,836	$105,836	$-	$-
Long-term investments	10,670	-	-	10,670

Total financial assets	$116,506	$105,836	$-	$10,670

Financial Liabilities:
Forward currency contracts	$212	$-	$212	$-

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), the Company applies a fair value hierarchy to measure fair value based on three levels of inputs of which the first two are considered observable and the last unobservable. The three levels are as follows:

•

Level 1 assets comprise cash, money market funds and certificates of deposit with original maturities of three months or less. These assets are considered highly liquid and are stated at cost which approximates market value.

•

Level 2 assets and liabilities comprise outstanding foreign exchange forward contracts used by the Company to hedge its exposure to certain foreign currencies including the British Pound, Canadian Dollar, Euro and Mexican Peso. The Company’s outstanding foreign exchange forward contracts, all with maturities of approximately one month, had notional values of $9,482 and $30,357 at March 31, 2009 and 2008, respectively. The fair market values of these instruments at March 31, 2009 and 2008 were $(21) and $(212), respectively. At March 31, 2009 and 2008 the fair value of these contracts was recorded in accrued liabilities and deferred revenue. At December 31, 2008 the fair value was recorded in prepaid expenses and other current assets.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

•

Level 3 assets consist of the Company’s investment in ARS. As a result of liquidity issues in the global credit and capital markets, the auctions for all of the Company’s ARS began failing in the fourth quarter of 2007 when sell orders exceeded buy orders. Consequently, the investments are not currently liquid. Typically, the fair value of ARS investments approximates par value due to the frequent interest rate resets associated with the auction process. Currently, there is no active market for these securities; therefore, they do not have readily determinable market values. Accordingly, the estimated fair value of the ARS no longer approximates par value. The Company has engaged a third-party valuation firm to estimate the fair value of the ARS investments utilizing a discounted cash flow approach to arrive at this valuation, which was corroborated by a separate and comparable discounted cash flow analysis prepared internally. Based on this Level 3 valuation, the ARS investments were valued at $4,939 at March 31, 2009 which represents a decline in value of $9,061 from par. The assumptions used in preparing the discounted cash flow model are based on data available as of March 31, 2009 include estimates of, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. Given the current market environment, these assumptions are volatile and subject to change, and therefore could result in significant changes to the estimated fair value of our ARS.

The Company accounts for its investments in debt and equity securities according to the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), which requires that a decline in the fair value of an investment security below cost that is deemed to be “other than temporary” results in a reduction of the carrying amount to fair value with the impairment charged to earnings.

For the three months ended March 31, 2009, the Company accounted for losses incurred on its ARS as shown below:

	Long-term Investments	Accumulated Losses on Investments
	(Balance Sheet)	(Statements of Operations)
Balance at December 31, 2008	$4,962	$4,962
Unrealized losses for the three months ended:
March 31, 2009	(23)	(23)

Balance at March 31, 2009	$4,939	$4,939

4.	Goodwill

The Company’s goodwill is related to its 1997 acquisition of substantially all the assets and business of its predecessor, LeapFrog RBT, and its 1998 acquisition of substantially all the assets of Explore Technologies. All of the goodwill is allocated to the Company’s United States reporting unit pursuant to SFAS No. 141, “Business Combinations” (“SFAS 141”).

The Company tests its Goodwill for impairment annually, and in between annual tests if an event occurs or circumstances change that indicate an impairment has more likely than not occurred, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). When evaluating goodwill for impairment, SFAS 142 requires the Company to first compare the fair value of the reporting unit to its carrying value to determine if there is an impairment loss. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired; thus application of the second step of the two-step approach in SFAS 142 is not required.

The Company most recently performed the annual test for impairment as of December 31, 2008 and concluded that its goodwill balance of $19,549 had not been impaired. At least quarterly, the Company considers the need to update its most recent annual impairment test based on management’s assessment of changes in its business, economic environment and other factors occurring after the most recent annual evaluation. Such assessment was performed as of March 31, 2009, and as a result, management concluded that it is not necessary to update impairment tests as the assumptions used during the year end assessment remained appropriate.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

5.	Income Taxes

The Company’s effective income tax rates were 0.2% and 2.2% for the three months ended March 31, 2009 and 2008, respectively. The calculation of the effective tax rates for both periods included a non-cash valuation allowance recorded against the Company’s domestic deferred tax assets. Deferred tax liabilities and other long-term tax liabilities of $22,662 are reported as long-term liabilities on the balance sheet.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits in the future could decrease by up to $6,399 over the course of the next twelve months due to expiring statutes of limitations. Of this amount, up to $4,220 could be recognized as a tax benefit and affect the effective tax rate.

6.	Stock-Based Compensation

The Company offers three types of stock-based compensation awards to its employees, directors and certain consultants: stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”). The awards can be used to purchase shares of the Company’s Class A common stock and are exercisable over a period not to exceed ten years but are most commonly assigned four year vesting periods. The table below summarizes award activity for the three months ended March 31, 2009.

	Stock Options	RSUs/ RSAs	Total Awards
Outstanding at December 31, 2008	8,119	918	9,037

Activity for three months ended March 31, 2009:
Grants	477	53	530
Stock option exercises/vesting RSUs	-	(19)	(19)
Retired or forfeited	(453)	(40)	(493)

Total stock-based compensation awards outstanding at March 31, 2009	8,143	912	9,055

Total stock-based compensation awards available for grant at March 31, 2009			4,814

The Company accounts for stock-based compensation expense in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). The table below summarizes stock-based compensation expense for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
SG&A:
Stock options	$1,675	$1,758
RSUs/RSAs	780	700

Total SG&A	2,455	2,458
R&D:
Stock options	180	193
RSUs/RSAs	369	307

Total R&D	549	500

Total stock-based compensation expense	$3,004	$2,958

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

In accordance with SFAS 123(R), stock-based compensation expense is calculated based on the fair value of each award on the grant date. The fair value is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2009	2008
Expected term of option in years	5.75 - 6.25	6.25
Volatility rate	45%	40%
Risk-free interest rate	1.84% - 2.19%	2.76% - 3.19%
Dividend yield rate	0%	0%

7.	Derivative Financial Instruments

At March 31, 2009 and 2008, the Company had outstanding foreign exchange forward contracts with notional values of $9,482 and $30,357, respectively. The gains and losses on these instruments are recorded in “other income(expense)” in the consolidated statements of operations. Gains and losses from foreign exchange forward contracts, net of gains and losses on the underlying transactions denominated in foreign currency, for the three months ended March 31, 2009 and 2008 are shown in the table below.

	Three Months Ended March 31,
	2009	2008
Gains (losses) on foreign currency forward contracts	$365	$(1,584)
Gains (losses) on underlying transactions denominated in foreign currency	(688)	1,164

Net losses	$(323)	$(420)

8.	Comprehensive Net Loss

Comprehensive net loss consists of net income loss and net losses incurred from translating the foreign currency-denominated financial statements of the Company’s subsidiaries into U.S. dollars, as follows:

	Three Months Ended March 31,
	2009	2008
Net loss	$(27,121)	$(27,436)
Add (subtract):
Currency translation adjustments	(856)	36
Temporary impairment loss on investments	-	(74)

Comprehensive net loss	$(27,977)	$(27,474)

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

9.	Net Loss per Share

The Company follows the provisions of SFAS No. 128, “Earnings Per Share” (“SFAS 128”), in calculating net income loss per share. The following table sets forth the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended March 31,
	2009	2008
(Numerator)
Net loss	$(27,121)	$(27,436)

(Denominator)
Weighted average shares outstanding during period:
Class A and B - basic and diluted	63,786	63,491

Net loss per share:
Class A and B - basic and diluted	$(0.43)	$(0.43)

In accordance with SFAS 128, unvested restricted stock units and certain stock options to purchase shares of LeapFrog Class A common stock (“Class A shares”) are excluded from the calculations of net loss per share for the three months ended March 31, 2009 and 2008, as their effect on net loss per share would be antidilutive. Outstanding weighted average common stock equivalents of Class A shares excluded from the calculations were 124 and 126 for these two periods, respectively.

10.	Borrowings Under Credit Agreements

In November 2005, the Company entered into a $75,000 asset-based revolving credit facility with Bank of America. In May 2008 the Company, certain banks, financial institutions and other institutional lenders and Bank of America entered into Amendment No. 1 to the original credit facility agreement, increasing the maximum borrowing availability on the credit line from $75,000 to $100,000. The borrowing availability varies according to the levels of the Company’s eligible accounts receivable, eligible inventory and cash and investment securities deposited in secured accounts with the administrative agent or other lenders. The termination date of the agreement is November 8, 2010. Availability under this agreement was $31,385 as of March 31, 2009. Bank of America is committed to lend up to 75% of the total borrowing and Wachovia Capital Finance Corporation is committed to lend the remaining 25%.

The interest rate for the Company’s revolving credit facility is, at its election, the Bank of America prime rate (or base rate) or a LIBOR rate defined in the credit agreement, plus, in each case, an applicable margin. The applicable margin for a loan depends on the average monthly usage and the type of loan.

The revolving credit facility contains customary events of default, including payment failures; failure to comply with covenants; failure to satisfy other obligations under the credit agreements or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; material judgments; change in control provisions and the invalidity of the guaranty or security agreements. The revolving credit facility prohibits the payment of cash dividends on the Company’s common stock and contains a covenant requiring that a ratio of EBITDA to fixed charges be maintained, as defined in the agreement, of at least 1.0 to 1.0 when the covenant is required to be tested. The ratio is measured only if certain borrowing-availability thresholds are not met. The cross-default provision applies if a default occurs on other indebtedness in excess of $5,000 and the applicable grace period of the indebtedness has expired, such that the lender of, or trustee for, the defaulted indebtedness has the right to accelerate. If an event of default occurs, the lenders may terminate their commitments, declare all borrowings under the credit facility as due immediately and foreclose on the collateral. As of March 31, 2009, the Company was in compliance with all covenants under this agreement.

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

Historically, LeapFrog organized, operated and assessed its business in three segments, U.S. Consumer, International and School. During 2008, the Company ceased marketing directly to the educational channel, reduced headcount and direct facilities expenses accordingly, and transferred responsibility for this sales channel to the former U.S. Consumer operating segment. Accordingly, the two segments have been consolidated and their results have been reclassified into the United States segment throughout this Form 10-Q for all periods presented.

The Company charges all of its indirect operating expenses and general corporate overhead to the United States segment.

The primary business of the two operating segments is as follows:

•

The United States segment is responsible for the development, design, sales and marketing of electronic educational hardware products and related software, sold primarily through retail channels and through the Company’s website in the United States.

•

The International segment is responsible for the localization, sales and marketing of electronic educational hardware products and related software originally developed for the United States, sold primarily in retail channels outside of the United States.

The table below shows certain information by segment for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Net sales:
United States	$22,249	$45,609
International	7,630	12,665

Totals	$29,879	$58,274

Loss from operations:
United States	$(25,250)	$(26,148)
International	(1,642)	(2,475)

Totals	$(26,892)	$(28,623)

For the periods presented, no country other than the United States accounted for 10% or more of LeapFrog’s consolidated net sales. LeapFrog attributes sales to non-United States countries on the basis of sales billed by each of its foreign subsidiaries to its customers. For example, the Company attributes sales to the United Kingdom based on the sales billed by its United Kingdom-based foreign subsidiary, LeapFrog Toys (UK) Limited, to its customers. Additionally, the Company attributes sales to non-United States countries if the product is shipped from Asia or one of its leased warehouses in the United States to a distributor in a foreign country.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

12.	New Accounting Pronouncements

Recently Adopted Pronouncements

In February 2008, FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which deferred the application date of the provisions of SFAS No. 157 for all nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this SFAS in the first quarter of 2009 did not have an impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). This Statement amends and expands the disclosure requirements of Statement No. 133 to provide an enhanced understanding of why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how they affect an entity’s financial position, financial performance and cash flows. The Statement is effective for fiscal years and interim periods beginning on or after November 15, 2008. The adoption of this Statement in the first quarter of 2009 did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 in the first quarter of 2009 did not have a material impact on our consolidated financial statements.

Recently Issued Pronouncements

In April of 2009, the FASB issued FSP No.107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107 “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. We do not expect adoption of this FSP to materially impact our consolidated financial statements.

Also in April of 2009, the FASB issued FSP 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. This FSP is effective for interim reporting periods ending after June 15, 2009. We do not expect adoption of this FSP to materially impact our consolidated financial statements.

Also in April of 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim reporting periods ending after June 15, 2009. We do not expect adoption of this FSP to materially impact our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of LeapFrog Enterprises, Inc. This MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements (“Notes”) in Part I, Item 1 of this report.

Our Business

We design, develop and market a family of innovative technology-based learning platforms and related proprietary content for children of all ages at home and in schools around the world. We have created more than 150 interactive software titles, covering important subjects such as phonics, reading, writing and math. In addition, we have a broad line of stand-alone educational products, or toys, that do not require the separate purchase of software and are generally targeted at infants through five year olds. Our products are available in six languages and are sold globally through retailers, distributors and directly to schools. Our goal is to create educational products that kids love, parents trust and teachers value.

We generate revenue from developing, manufacturing, and selling platform hardware including: our Tag reading system, our classic Leapster, Leapster2 and Didj educational gaming platforms, and Clickstart: My First Computer learning system, along with a range of learning toys. We also generate revenue from developing and licensing a wide range of content for our platforms.

Our products compete most directly in the toy industry in the pre-school toy and electronic learning aids categories, both in the United States and in selected international markets. The educational toy category continues to attract new entrants as well as new innovative products, and competition is significant. We believe the principal methods of competition in our industry focus on performance, features, quality, brand recognition, learning content and price. We believe our learning toys, reading system, gaming platforms, and the related games and books, compete favorably on these bases.

Our business is highly seasonal with a significant portion of our revenues occurring in the second half of the year. Given relatively low sales volumes in the first half of the calendar year and the relatively fixed nature of many of our operating expenses which occur fairly evenly throughout the year, our results of operations are generally stronger in our third and fourth quarters relative to our first and second quarters. Conversely, our historical cash flow from operations tends to be highest in the first quarter of the year when we collect the majority of our accounts receivable related to the prior year’s fourth quarter sales and lowest in our third quarter as we begin building inventory in preparation for the fourth quarter holiday season.

The global economic crisis led to a severe decline in sales in the fourth quarter of 2008 resulting in a departure from our normal seasonal pattern described above. Our sales for the fourth quarter were significantly below our expectations and constituted a substantially smaller percentage of our annual sales than they have in previous years. Given the seasonality of our business, declines in sales in the third and fourth quarters generally have a disproportionate impact on our annual operating results as well as our cash flows from operations at the beginning of the following year. This has proved to be the case so far in 2009 with sales well below historical levels.

We continue to reduce our cost structure by eliminating unnecessary expenditures, improving efficiency in our operations. This effort has included headcount reductions and migration of certain aspects of our product development cycle to external parties. In the fourth quarter of 2008, we completed a restructuring that involved the closure of some of our offices and a company-wide reduction in force. In 2009, we have continued the effort to streamline our cost structure by implementing further process improvements to create additional efficiencies. For example, we have continued to adjust our staffing levels to reduce overhead, and we currently plan to spend less on non-targeted advertising. We intend to focus our resources on building out our core product lines and adding to our content library, as well as further reducing other expenditures, particularly those related to selling, general and administrative activities, to correspond to our best ongoing estimates of consumer spending trends.

We continue to invest in research and development (“R&D”) of existing and new lines of business that we believe may contribute to our long-term growth. We also invest in R&D of advanced technologies for future hardware platforms and content, providing for standalone and online experiences. We believe delivering innovative and high-value solutions through our platforms and online experiences is the key to meeting customer needs and to our future growth.

We face significant risks associated with the economic downturn and continuing uncertainty through at least 2009. Weak sales in the fourth quarter of 2008 meant that retailers built up inventories of our products, which negatively impacted our sales in the first quarter of 2009, a trend that is likely to continue in subsequent quarters. In addition, an increasing number of retailers have encountered liquidity problems. If any of our most significant retailers suspend or reduce payments to us, become insolvent or file for bankruptcy, the resulting bad debt expense we would incur would likely have a material adverse effect on our results of operations. Further, continued deterioration in economic conditions could trigger events or circumstances indicating goodwill impairment has more likely than not occurred. We considered the need to update our most recent annual Goodwill annual impairment test as of March 31, 2009, and concluded that it was not necessary as we believe the assumptions used during the year end assessment remained appropriate. The potential business risk for us from macroeconomic conditions anticipated for 2009 is discussed further in Part II. Item 1A.—Risk Factors—“The current economic crisis has had a material adverse effect on our sales, and we cannot be certain when sales will recover,” “Retailer liquidity problems could harm our liquidity and financial results,” “Our liquidity may be insufficient to meet the long-term or periodic needs of our business” and “Our net loss would be increased and our assets would be reduced if we are required to record impairment charges related to the value of our intangible assets.

Our strategic priorities for 2009 and beyond remain investing in the core categories of reading, educational gaming, our standalone toy line and our Learning Path “ecosystem.” Our marketing will be oriented to increasing consumer sales in these categories, to drive a higher percentage of content sales, and to catalyze new growth in the learning category. We plan to launch new connected products and content in our reading and gaming categories, as well as our learning toy line in 2009. Importantly, we also intend to expand our standalone learning toy line, including our attractively-priced Scout line of plush learning toys, content and accessories and the Zippity learning system, a gaming system featuring full body-movement controls, which is our first co-branded product with Disney.

Consolidated Results of Operations

	Three Months Ended March 31,		% Change
	2009	2008	2009 vs 2008

(Dollars in millions)
Net sales	$29.9	$58.3	-49%
Gross margin (1)	27%	36%	(9) (2)
Operating expenses	35.0	49.8	-30%
Loss from operations	(26.9)	(28.6)	6%
Net loss per share - basic and diluted	$(0.43)	$(0.43)	0%

(1)	Gross profit as a percentage of net sales
(2)	Percentage point change in gross margin

Net sales in the first quarter of 2009 decreased by 49% from the first quarter of 2008, primarily driven by higher than expected 2008 year end retail inventory levels. The decline in net sales was global, though more pronounced in the United States which was also impacted by the continued contraction of our former School segment. Foreign currency exchange rates accounted for approximately $1.6 million or 3% of the decrease in net sales during the first quarter of 2009.

Gross margin declined nine percentage points year over year primarily due to higher sales allowances related to higher than expected retail inventory levels at the end of 2008, lower sales relative to fixed costs and increased sales promotions and discounting, offset partially by a higher margin product mix. The decline in gross margin was in line with our expectations as the higher sales allowances and discounting contributed to a year over year point of sales increase.

Operating expenses for the first quarter of 2009 declined 30% from the first quarter of 2008, primarily reflecting reduced headcount-related expenses in line with the continued focus on reducing our cost structure. Total full-time employees declined by 172, or 23%, from March 31, 2008 to March 31, 2009, due to a combination of reductions in force and the migration of certain aspects of our product development cycle to external parties.

Loss from operations improved slightly as the decline in operating expenses more than offset the decline in gross profit.

Our basic and diluted net loss per share remained consistent in the first quarter of 2009 as compared to 2008.

2009 Outlook

The 2009 economic outlook remains unclear, but nearly all key economic indicators point to another challenging year. We expect substantial sales declines during the second and third quarters of 2009 as compared to the same periods in 2008 given the continued high retailer inventory levels since year-end and challenging economic conditions. We are taking decisive actions to improve our products, stimulate content sales, adjust price points where sell-through velocity or competition warrant, and introduce new lower price-point products into the learning toy line. We also intend to continue to look for ways to run our business more efficiently and further reduce our cost structure while maintaining the quality and liquidity of our balance sheet.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, employee benefits and stock-based compensation as well as other expenses associated with executive management, finance, legal, IT, facilities, human resources, indirect sales, marketing, rent, other professional services, office supplies and bad debt.

	Three Months Ended March 31,		% Change 2009 vs 2008
(Dollars in millions)	2009	2008

SG&A expenses	$19.9	$30.8	-35%
As a percent of net sales	67%	53%	14 (1)

(1)	Percentage point change

SG&A expenses declined in the first quarter of 2009 by 35% from the first quarter of 2008, primarily driven by a decrease in headcount due to natural attrition and workforce reductions implemented during 2008 resulting in lower overall salaries and accrued bonuses. Total fulltime SG&A employees declined by 128, or 28%, from March 31, 2008 to March 31, 2009.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries, employee benefits, stock-based compensation and other expenses associated with content and product development and product engineering, as well as third-party development and programming services and localization costs to translate content for international markets. We capitalize external third-party costs related to content development and amortize them as a part of cost of sales in our statements of operations.

	Three Months Ended March 31,		% Change 2009 vs 2008
(Dollars in millions)	2009	2008

R&D expenses	$10.0	$12.1	-17%
As a percent of net sales	33%	21%	12 (1)

(1)	Percentage point change

R&D expenses declined in the first quarter of 2009 by 17% from the first quarter of 2008, primarily driven by a decrease in headcount due to workforce reductions implemented during 2008 resulting in lower overall salaries and accrued bonuses and the migration of certain aspects of our product development cycle to external parties. Total fulltime R&D employees declined by 44, or 14% from March 31, 2008 to March 31, 2009.

Advertising Expenses

Advertising expenses consist of costs associated with marketing, advertising and promotion of our products including customer-related discounts and promotional allowances.

	Three Months Ended March 31,		% Change 2009 vs 2008
(Dollars in millions)	2009	2008

Advertising expense	$2.2	$4.5	-51%
As a percent of net sales	7%	8%	(1) (1)

(1)	Percentage point change

Advertising expense declined in the first quarter of 2009 by 51% from the first quarter of 2008, resulting from a combination of our continued focus on driving efficiencies and reducing our cost structure as well as timing of key product launches.

Other Income (Expense)

The components of other income (expense) were as follows:

	Three Months Ended March 31,		% Change 2009 vs 2008
	2009	2008

(Dollars in millions)
Other income (expense):
Interest income	$0.1	$1.0	-90%
Other, net	(0.4)	(0.4)	0%

Total	$(0.3)	$0.6	-50%

The decline in other income (expense) of 50% in the first quarter of 2009 from the first quarter of 2008 was primarily due to lower interest income during the three months ended March 31, 2009. Interest income declined due to both lower average excess cash balances available for investment and a change in investment vehicles. We shifted from a combination of money-market funds, commercial paper and other similar short-term instruments during the three months ended March 31, 2008 to only certificates of deposit and money market funds invested in high quality short-term U.S. government obligations which have lower yields due to their relatively low risk, during the three months ended March 31, 2009. The “other, net” category consists primarily of gains (losses) on foreign exchange forward contracts, net of gains (losses) on the underlying transactions denominated in foreign currency.

Income Taxes

Our provision for income taxes and our effective tax rates were $(0.05) million and $(0.6) million, and 0.2 % and 2.2% for the three months ended March 31, 2009 and 2008 respectively. Our pretax losses were $27.2 million and $28.1 million for the same periods, respectively. Calculation of the effective tax rates for all periods included a non-cash valuation allowance recorded against our domestic deferred tax assets.

The tax benefit for 2009 and 2008 was primarily attributable to our foreign operations.

Results of Operations by Segment

Net sales, gross margin, operating expenses and operating loss amounts included in this section are presented on a basis consistent with accounting principles generally accepted in the United States (“GAAP”) and on an operating segment basis consistent with our current management reporting as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (SFAS 131). In 2008 we significantly reduced direct marketing, headcount and facilities expenses related to the educational channel and transferred responsibility for this sales channel to the former U.S. Consumer operating segment. Accordingly, we consolidated our School segment into our U.S. Consumer segment now referred to as the United States (U.S.) segment. All prior period financial data has been recast to conform to the current presentation. Certain corporate-level operation expenses associated with sales, marketing, product support, human resources, legal, finance, information technology, corporate development, procurement activities, research and development, legal settlements and other corporate costs are charged entirely to our U.S. segment, rather than being allocated between the U.S. and International segments.

United States Segment

The U.S. Segment includes net sales and related expenses directly associated with sales of our products to national, regional mass-market, specialty, school-related and other retailers and distributors. This segment also includes sales of our products through our online store and other Internet-based channels.

	Three Months Ended March 31,		% Change 2009 vs 2008
	2009	2008

(Dollars in millions)
Net sales	$22.3	$45.6	-51%
Gross margin (1)	27%	37%	(10) (2)
Operating expenses	31.2	43.1	-28%
Loss from operations	$(25.3)	$(26.1)	3%

(1)	Gross profit as a percentage of net sales
(2)	Percentage point change in gross margin

U.S. Segment net sales for the first quarter of 2009 decreased 51% from the first quarter of 2008, primarily driven by higher than expected retail inventory balances at the end of 2008, as well as continued contraction of revenues from our former School segment.

Gross margin declined 10 percentage points year over year primarily due to higher sales allowances related to higher than expected retail inventory levels at the end of 2008 and increased sales discounting, as well as lower sales through the school channel.

Operating expenses for the first quarter of 2009 declined 28% from the first quarter of 2008, primarily reflecting reduced headcount-related expenses in line with the continued focus on reducing our cost structure. Total U.S. based fulltime employees declined by 137, or 20%, from March 31, 2008 to March 31, 2009, due to a combination of reductions in force and the migration of certain aspects of our product development cycle to external parties.

Loss from operations for the first quarter of 2009 improved slightly from the same period of 2008 as the decline in operating expenses effectively offset the decline in gross profit.

International Segment

The International segment includes net sales and related expenses directly associated with sales of our products to national, regional mass-market, specialty and other retailers through our offices in the United Kingdom, France, Canada and Mexico. This segment also includes sales through distributors in markets such as Spain, Germany and Australia.

	Three Months Ended March 31,		% Change 2009 vs 2008
	2009	2008

(Dollars in millions)
Net sales	$7.6	$12.7	-40%
Gross margin (1)	27%	33%	(6) (2)
Operating expenses	3.8	6.7	-43%
Loss from operations	$(1.6)	$(2.5)	36%

(1)	Gross profit as a percentage of net sales
(2)	Percentage point change in gross margin

Net sales in the first quarter of 2009 decreased 40% from the first quarter of 2008, primarily driven by higher than expected retail inventory balances at the end of 2008. Excluding the impact of foreign currency, our International segment’s sales would have decreased by 27% year over year.

Gross margin declined six percentage points year over year primarily due to higher sales allowances related to higher than expected retail inventory levels at the end of 2008.

Operating expenses declined 43% primarily reflecting reduced headcount-related expenses in line with the continued focus on reducing our cost structure. Total international fulltime employees declined by 34, or 38%, from March 31, 2008 to March 31, 2009 due to a combination of reductions in force and normal attrition.

Loss from operations improved as the decline in operating expenses effectively offset the decline in gross profit.

Financial Condition

Cash and cash equivalents totaled $85.3 million and $105.8 million at March 31, 2009 and 2008, respectively. At the end of 2007, we made a policy decision to invest our excess cash in short-term U.S. government obligations due to the continuing financial market crisis. As such, all cash equivalents were invested in certificates of deposit and money market funds that held only high-grade United States government obligations at March 31, 2009.

As of March 31, 2009, we held $4.9 million in auction rate securities (ARS) classified as long-term investments. Uncertainties in credit and financial markets since the fourth quarter of 2007 have prevented us from liquidating our ARS holdings as the number of securities submitted for sale in periodic auctions has exceeded the number of purchase orders. We have recorded a total unrealized loss of $9.1 million in the appropriate periods as loss on investments in our consolidated statements of operations reflecting the total decline in fair value of our ARS holdings from their original cost of $14.0 million. Due to the illiquidity of these investments, we have not included and do not intend to include them as potential sources of liquidity in our future cash flow projections for the foreseeable future. Therefore, we do not anticipate that further declines in value, if any, will have an adverse impact on our future ability to support our operations or meet our obligations as they come due. We also do not anticipate any material adverse impact on our overall capital position should the fair value of these investments decline to zero as the fair value of $4.9 million for the auction rate securities investment constitutes less than 3% of our total assets at March 31, 2009.

We have an asset-backed revolving credit facility with a potential borrowing availability of $100.0 million discussed in more detail below. There were no borrowings outstanding on this line of credit at March 31, 2009.

Our retained deficit of $209.7 million at March 31, 2009 is not expected to impact our future ability to operate given our anticipated cash flows from operations, our strong cash position and the availability of our credit facility.

Our accounts receivable balance of $5.6 million at March 31, 2009 was down $84.3 million from the 2008 year end balance. This decrease was driven by aggressive cash collection efforts, the significant decline in sales and higher allowances. A majority of the allowances related to specific reserves established in the fourth quarter of 2008 as a result of the deteriorating economic environment and high retail inventory levels.

Future capital expenditures are primarily planned for new product development and purchases related to the upgrading of our information technology capabilities. We expect that capital expenditures in 2009, including those for capitalized content and website development costs, will be funded with cash flows generated by operations and will be lower than in prior years. Capital expenditures were $3.5 million and $6.6 million for the three months ended March 31, 2009 and 2008 respectively.

We believe that cash on hand, cash flow from operations and amounts available under our revolving credit facility will provide adequate funds for our foreseeable working capital needs and planned capital expenditures over the next twelve months. Our ability to fund our working capital needs and planned capital expenditures, as well as our ability to comply with all of the financial covenants of our credit facility, depend on our future operating performance and cash flows, which in turn are subject to prevailing economic conditions.

Liquidity and Capital Resources

Capital Resources

Our sources of capital include cash flows from operations and a credit facility with Bank of America. We believe we have sufficient resources available to finance our business plan, meet our working capital requirements and maintain an appropriate level of capital spending.

In November 2005, we entered into a $75.0 million asset-based revolving credit facility with Bank of America. In May 2008 the credit facility agreement was amended increasing the maximum borrowing availability on the credit line from $75.0 million to $100.0 million and to include certain other financial institutions and institutional lenders. We granted security interests in substantially all of our assets as collateral for the loans under the amended credit facility agreement. Borrowing availability varies according to our level of eligible accounts receivable, eligible inventory and cash and investment securities deposited in secured accounts with the administrative agent or other lenders. Availability under this agreement was $31.4 million as of March 31, 2009.

The termination date of the agreement and the maturity date for any outstanding loans under the facility is November 8, 2010. The interest rate for our credit facility is, at our election, the Bank of America prime rate (or base rate) or a LIBOR rate defined in the credit agreement, plus in each case an applicable margin. The applicable margin for a loan depends on the average monthly usage and type of loan. The credit facility contains a covenant requiring that we maintain a ratio of EBITDA to fixed charges, as defined in the agreement, of at least 1.0 to 1.0 when the covenant is required to be tested. The ratio is measured only if certain borrowing-availability thresholds are not met.

The agreement also contains customary events of default and prohibits the payment of cash dividends on our common stock. In the event that default occurs, the lenders may terminate their commitments, declare all borrowings under the credit facility as due immediately, and foreclose on the collateral. As of March 31, 2009, we were in compliance with all covenants under this agreement. Bank of America is committed to lend up to 75% of the total borrowing and Wachovia Capital Finance Corporation is committed to lend the remaining 25%.

We had no borrowings outstanding under this agreement at March 31, 2009.

Cash Sources and Uses

The table below shows our sources and uses of cash for the three months ended March 31, 2009 as compared to the same period in 2008.

	Three Months Ended March 31,		% Change 2009 vs 2008
	2009	2008

(Dollars in millions)
Cash flows provided by (used in):
Operating activities	$10.1	$18.6	-46%
Investing activities	(3.5)	(6.6)	47%
Financing activities	-	0.1	-100%
Effect of exchange rate fluctuations on cash	(0.4)	0.3	-233%

Increase in cash and cash equivalents	$6.2	$12.4	-50%

Cash flow from operations for the three months ended March 31, 2009 decreased by $8.5 million or 46% as compared to the same period ended March 31, 2008. The decrease was driven primarily by higher payments to vendors made during the first quarter of 2009 compared to the same period of 2008 resulting from focused cash management efforts implemented in the fourth quarter of 2008. The increase in payments in the first quarter of 2009 was partially offset by a legal settlement and higher bonus amounts paid in the first quarter of 2008. As discussed in “Our Business” above, a severe decline in retail sales in the fourth quarter of 2009 has resulted in a departure from the normal seasonal pattern described above.

Net cash used in investing activities improved by $3.1 million or 47% for the three months ended March 31, 2009 over the same period of 2008 primarily due to a reduction in capitalized product costs.

Seasonal Patterns of Cash Provided By or Used in Operations

Our cash flow is very seasonal and a vast majority of our sales historically occurred in the last two quarters of the year as retailers expanded inventories for the holiday selling season. Our accounts receivable balances are generally the highest in the last two months of the fourth quarter as payments are not due until the first quarter of the following year. Cash used in operations is typically the highest in the third quarter as we increase inventory to meet the holiday season demand.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We included in our Annual Report on Form 10-K for the year ended December 31, 2008 a discussion of our critical accounting policies most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We have not made any material changes to any of our critical accounting policies or to estimates, assumptions or judgments made in applying such policies during the first quarter of 2009.

New Accounting Pronouncements

Recently Adopted Pronouncements

In February 2008, FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which deferred the application date of the provisions of SFAS No. 157 for all nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this SFAS in the first quarter of 2009 did not have an impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). This Statement amends and expands the disclosure requirements of Statement No. 133 to provide an enhanced understanding of why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how they affect an entity’s financial position, financial performance and cash flows. The Statement is effective for fiscal years and interim periods beginning on or after November 15, 2008. The adoption of this Statement in the first quarter of 2009 did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 in the first quarter of 2009 did not have a material impact on our consolidated financial statements.

Recently Issued Pronouncements

In April of 2009, the FASB issued FSP No.107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107 “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. We do not expect adoption of this FSP to materially impact our consolidated financial statements.

Also in April of 2009, the FASB issued FSP 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. This FSP is effective for interim reporting periods ending after June 15, 2009. We do not expect adoption of this FSP to materially impact our consolidated financial statements.

Also in April of 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim reporting periods ending after June 15, 2009. We do not expect adoption of this FSP to materially impact our consolidated financial statements.

Cautionary Information Regarding Forward-Looking Statements

This report on Form 10-Q, including the sections entitled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations” and “Part II, Item 1A. Risk Factors,” contains forward-looking statements, including statements regarding; the effects of global economic conditions on our business, our expectations for sales trends, margins, profitability, liquidity, expenses, inventory or cash balances, capital expenditures, cash flows, or other measures of financial performance in future periods, future products and services we may offer, anticipated competitive benefits of our strategy or of current or future products or services, and the effects of strategic actions on future financial performance. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” in Part II, Item 1A of this Form 10-Q and those found elsewhere in this Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

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

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements but the program does not always eliminate our exposure to movements of currency exchange rates. Our net hedging activities for the three months ended March 31, 2009 and 2008 are summarized in the table below:

	Three Months Ended March 31,
	2009	2008
Gains (losses) on foreign currency forward contracts	$365	$(1,584)
Gains (losses) on underlying transactions denominated in foreign currency	(688)	1,164

Net losses	$(323)	$(420)

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts outstanding as of March 31, 2009 follows:

	As of March 31, 2009
	Average Forward Exchange Rate per $1	Notional Amount in Local Currency	Fair Value of Instruments in USD
		(1)	(2)
Currencies:
British Pound (USD/GBP)	1.435	479	$18
Euro (USD/Euro)	1.328	3,252	(82)
Canadian Dollar (C$/USD)	1.261	311	3
Mexican Peso (MXP/USD)	14.208	61,528	40

Total fair value of instruments in USD			$(21)

(1)	In thousands of local currency
(2)	In thousands of USD

Cash equivalents, short-term and long-term investments are presented at fair value on our balance sheet. We invest our excess cash in accordance with our investment policy. At March 31, 2009, our excess cash was invested only in certificates of deposit and money market funds. At March 31 and December 31, 2008, our cash was invested primarily in money market funds, commercial paper and ARS. Any adverse changes in interest rates or securities prices may decrease the value of our investments and operating results.

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

The evaluation of our disclosure controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in our reports. In the course of the controls evaluation, we reviewed any identified data errors and control problems and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our CEO and CFO, concerning the effectiveness of the disclosure controls can be reported in our periodic reports filed with the Securities and Exchange Commission on Forms 10-Q, 10-K, and others as may be required from time to time.

Based upon the controls evaluation, our CEO and CFO have concluded that our disclosure controls were effective as of March 31, 2009.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, in the normal course of business, we are party to various pending claims and lawsuits. We are not aware of any such actions as of the date of this Form 10-Q that are expected to have a material impact on our financial statements.

ITEM 1A. RISK FACTORS

Our business and the results of our operations are subject to many factors, some of which are beyond our control. The following is a description of the risks and uncertainties that may affect our future financial performance.

The current economic crisis has had a material adverse effect on our sales, and we cannot be certain when sales will recover.

The global economic crisis and the drastic deterioration of consumer sales in late 2009 led to a severe drop-off in our sales beginning in the fourth quarter of 2008 and continuing through the first quarter of 2009 and to date. As retailers continue to reduce their inventory levels that accumulated after consumer sales declined, our sales through at least the first three quarters of 2009 are likely to continue to be lower than sales in the same periods of 2008. We rely heavily on sales to retailers during the third and fourth quarters of each year to achieve our overall sales goals. Also, we rely on strong consumer sales in these periods to prevent unsold inventory from building up at our retailers. Any such inventory build-up can have a continuing negative effect on our sales in the first and second quarters of the next year. Our sales for the fourth quarter of 2008 were significantly below our expectations and constituted a substantially smaller percentage of our annual sales than they have in previous years. Our first quarter net sales declined by 49% in 2009 compared to 2008. We cannot predict whether or when economic conditions will change and many economists predict that the recession will be prolonged and that conditions may deteriorate further before there is any improvement. If consumer sales do not continue to improve significantly, particularly in the latter half of 2009, it is possible that our sales will not recover in the fourth quarter of 2009 and, even if they do, weak sales in the 2009 holiday season could generate the same cycle in 2010.

Recent sales trends have also caused us to reduce our prices or offer promotional incentives or other concessions in sales terms to stimulate retailers’ sales to consumers. As the economic weakness continues, we have provided and we are likely to continue to provide more of these concessions in 2009 than we have in the past. Such concessions have led to, among other things, a lower gross margin in the first quarter of 2009 than in the first quarter of 2008. Consumers may become used to paying lower prices for some of our products and we may be unable to restore normal pricing as a result. Continuing weak economic conditions in the United States or abroad as a result of the current global economic crisis, lower consumer spending, lower consumer confidence, higher inflation or even deflation, higher commodity prices, such as the price of oil, political conditions, natural disaster, labor strikes or other factors could negatively impact our sales or profitability in 2009, or beyond.

Retailer liquidity problems could harm our liquidity and financial results.

If retailers encounter liquidity problems due to weak sales or their inability to raise sufficient capital because of credit constraints, we may not be able to collect the accounts receivable we generate based on the orders we fulfill. In recent months, some retailers have not paid us in a timely manner and others have indicated that they are unable to pay any vendors. In addition, there have been an escalating number of bankruptcies among retailers. In those circumstances, we are likely to collect less money than we are owed, and may collect nothing. This is particularly true where the retailer had significant secured debt ahead of our claims. If any of our large retailers suspend or reduce payments to us or file for bankruptcy, the resulting bad debt expense we would incur would likely have a material adverse effect on our results of operations. Further, the combined effect of any smaller retailers failing to make payments could seriously harm our results. In our balance sheet as of March 31, 2009, we reduced our accounts receivable by an allowance for doubtful accounts, but the allowance would need to be increased if retailers continued to struggle or more bankruptcies were filed. Even where we are not owed money, we may be unable to accept orders from troubled retailers, which would reduce sales.

In addition to harming our results of operations, an inability to collect on accounts receivable could create serious liquidity problems. We generally depend on our collections in the first and second quarters of each year to fund our operations for the rest of the year. If in 2010 or beyond we are unable to collect a material portion of our accounts receivable, and other sources of financing are not available on reasonable terms, we may be unable to execute our business plan or maintain operating levels. See “Our liquidity may be insufficient to meet the long-term or periodic needs of our business” below.

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

The high degree of seasonality of our business places stringent demands on our inventory forecasting and production planning processes. This may be particularly true in 2009 as we attempt to maintain lower inventory levels and produce additional inventory only as we develop greater certainty about retailer demand for our products. This inventory management approach may be particularly challenging when combined with “just-in-time” inventory management systems used by retailers. See also “Our business is seasonal, and our annual operating results depend, in large part, on sales relating to the brief holiday season” below. If we fail to meet tight shipping schedules, we could damage our relationships with retailers, increase our shipping costs or cause sales opportunities to be delayed or lost. In order to be able to deliver our merchandise on a timely basis, we need to maintain adequate inventory levels of the desired products. If our inventory forecasting and production planning processes result in our maintaining manufacturing inventory in excess of the levels demanded by our customers, we could be required to record inventory write-downs for excess and obsolete inventory, which would adversely affect our operating results. If the inventory of our products held by our retailers is too high, they may not place or may reduce orders for additional products, which would unfavorably impact our future sales and adversely affect our operating results.

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

Sales of consumer electronics and toy products in the retail channel are highly seasonal, causing the substantial majority of our sales to retailers to occur during the third and fourth quarters. In 2008, approximately 72% of our total net sales occurred during the second half of the year and 73% occurred during the same 2007 period. This percentage of total sales may increase as retailers become more efficient in their control of inventory levels through just-in-time inventory management systems. Generally, retailers time their orders so that suppliers like us will fill the orders closer to the time of purchase by consumers, thereby reducing their need to maintain larger on-hand inventories throughout the year to meet demand. If a decline in the economy, or other factors, lead to a decline of sales in the third or fourth quarter in particular, it can have disproportionate negative impact on our results for the year. For example, with the drastic economic downturn in the third and, particularly, the fourth quarter of 2008, our sales in the fourth quarter declined to 29% of total net sales for the year, compared to 41% and 37% of total net sales in 2007 and 2006, respectively, and our first quarter net sales declined by 49% in 2009 as compared to 2008.

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

In 2008, we introduced a number of new products and services to the market. These new products represented a substantial portion of our 2008 sales and we expect them to continue to account for a substantial majority of our sales in 2009. We cannot assure you that any new products or services will be widely accepted and purchased by consumers, and if such new products are not successful, our business and operating results will be adversely affected. Some of the key products launched in 2008 have a high price point compared to other children’s products. Consumers may be especially resistant in the current economic climate to purchasing higher-priced products and may elect to defer or omit these discretionary purchases, at least until the economy improves. This could limit or delay sales of our new products and services and create pressure to lower our prices.

Our growing strategic focus on web-based products and customer relationship management may not yield the returns we expect, and may limit the adoption of our products in some international markets.

Our efforts to build a marketing and sales model that relies more on linking directly to consumers through the Internet remains in its early stages and we cannot be sure whether we will realize our expected return on investment. Many of our current and planned key products, such as the Tag reading system, Leapster2 and its successors, and some of our upcoming learning toys, are built as web-enabled products designed to be connected to a computer that has Internet access in order to access content and features. As our strategy shifts to web-enabled products and consumer relationship management, any resistance by parents to buying children’s products requiring installation of software and connecting the product to a computer could have a more pronounced effect on our business. Also, launch or adoption of web-enabled products may be limited in regions where broadband Internet access is not widespread, such as in some international markets. If parents fail to sign up for the Learning Path or to use it at the rates we expect, or choose not to permit us to send them marketing e-mail, our investment in building, maintaining and improving our web-based services may not yield the return on our investment that we anticipate. See also “System failures related to our web store or the websites that support our web-connected products could harm our business.”

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

Our business is, and will increasingly be, subject to risks associated with conducting business internationally, including:

•	developing successful products that appeal to the international markets;

•	difficulties managing and maintaining relationships with vendors, customers, distributors and other commercial partners;

•	political and economic instability, military conflicts and civil unrest;

•	greater difficulty in staffing and managing foreign operations;

•	transportation delays and interruptions;

•	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

•	complications in complying with laws in varying jurisdictions and changes in governmental policies;

•	trade protection measures and import or export licensing requirements;

•	currency conversion risks and currency fluctuations, which have recently been more pronounced;

•	public health problems, especially in locations where we manufacture or otherwise have operations;

•	effectively monitoring compliance by foreign manufacturers with U. S. regulatory requirements for product safety;

•	natural disasters; and

•	limitations, including taxes, on the repatriation of earnings.

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

We are subject to the Consumer Product Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act, or CPSIA, the Federal Hazardous Substances Act, the Flammable Fabrics Act, regulation by the Consumer Product Safety Commission, or CPSC, and other similar federal, state and international rules and regulatory authorities, some of which have conflicting standards and requirements. Our products could be subject to involuntary recalls and other actions by these authorities. We may also have to write off inventory and allow our customers to return products they purchased from us. In addition, any failures to comply could lead to significant negative media attention and consumer dissatisfaction, which could harm our sales and lead to widespread rejection of our products, particularly since we rely so heavily on the integrity of our brand. The CPSIA, which was enacted in August 2008, required our customers to remove from the stream of commerce certain of our products that did not meet the new federal standards for lead and other substances by February 10, 2009. We notified retailers to return affected products in the retailers’ inventories. We estimated the total financial exposure of these product returns at approximately $2.5 million and accrued for this amount at December 31, 2008. We believe this estimate of costs will be adequate to cover the majority of all costs we expect to incur; however, there can be no assurance that we will not ultimately incur additional costs, which could have a negative impact on our results of operations for 2009 and beyond. Additional requirements under CPSIA will become effective through 2011, some of which could require additional product returns and inventory write-offs

Natural disasters, armed hostilities, terrorism, labor strikes or public health issues could have a material adverse effect on our business.

Armed hostilities, terrorism, natural disasters, or public health issues, such as the recent outbreak of H1N1 flu, whether in the United States or abroad could cause damage and disruption to our company, our suppliers, our manufacturers, or our customers or could create political or economic instability, any of which could have a material adverse impact on our business. Although it is impossible to predict the consequences of any such events, they could result in a decrease in demand for our product or create delay or inefficiencies in our supply chain by making it difficult or impossible for us to deliver products to our customers, or for our manufacturers to deliver products to us, or suppliers to provide component parts.

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

As of March 31, 2009, Lawrence J. Ellison and entities controlled by him beneficially owned approximately 16.2 million shares of our Class B common stock, which represents approximately 52.4% of the combined voting power of our Class A common stock and Class B common stock. As a result, Mr. Ellison controls all stockholder voting power, including with respect to:

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

In addition, two of our directors, Philip B. Simon and Paul T. Marinelli, are President and Vice President, respectively, of Lawrence Investments, LLC, an entity also controlled by Mr. Ellison.

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

Our stock price has been extremely volatile since the markets began suffering rapid declines in stock prices, particularly since the third quarter of 2008. Our closing stock price declined to $1.79 as of the market close on April 30, 2009 from $10.56 on September 30, 2008. All the factors discussed in this section could affect our stock price. The timing of announcements in the public markets regarding new products, product enhancements or product recalls by us or our competitors, or any other material announcements could affect our stock price. Speculation in the media and analyst communities, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock and market trends unrelated to our stock can cause the price of our stock to change. A significant drop in the price of our stock could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, adversely affecting our business.

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

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith

3.01		Amended and Restated Certificate of Incorporation.	S-1	333-86898	3.03	7/22/2002

3.02		Amended and Restated Bylaws.	8-K	001-31396	3.04	11/2/2007

4.01		Form of Specimen Class A Common Stock Certificate.	10-K	001-31396	4.01	3/7/2006

4.02		Fourth Amended and Restated Stockholders Agreement, dated May 30, 2004, among LeapFrog and the investors named therein.	10-Q	001-31396	4.02	8/12/2003

10.01		Form of Indemnification Agreement entered into by LeapFrog with certain of its directors and executive officers.	10-Q	001-31396	10.01	5/4/2007

10.02	*	Compensation Arrangements between LeapFrog and its Board of Directors. †					†

10.03	*	Certain Compensation Arrangements with Named Executive Officers. ††					††

31.01		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	**	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*  Indicates management contract or compensatory plan or arrangement.

**  These certifications accompany LeapFrog’s Quarterly Report on Form 10-Q; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of LeapFrog under the Securities Act of 1933, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

† Description contained under the heading “Compensation of Directors” in LeapFrog’s definitive proxy materials filed with the Securities and Exchange Commission on April 20, 2009 and in LeapFrog’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2009 incorporated herein by reference.

†† Descriptions contained in LeapFrog’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on March 4, 2009 incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc.

(Registrant)

/s/ Jeffrey G. Katz
Jeffrey G. Katz
Chairman and Chief Executive Officer
(Authorized Officer)

Date: May 4, 2009

/s/ William B. Chiasson
William B. Chiasson
Chief Financial Officer
(Principal Financial Officer)

Date: May 4, 2009