Form 10-Q
period 2009-06-30
LEAPFROG ENTERPRISES INC
filed 2009-08-04
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of July 31, 2009, 36,793,684 shares of Class A common stock, par value $0.0001 per share, and 27,140,794 shares of Class B common stock, par value $0.0001 per share, respectively, of the registrant were outstanding.

LEAPFROG ENTERPRISES, INC.

PART I.

FINANCIAL INFORMATION

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,		December 31,
	2009	2008	2008
ASSETS	(Unaudited)		(See Note 1)
Current assets:
Cash and cash equivalents	$52,833	$68,308	$79,101
Accounts receivable, net of allowances for doubtful accounts of $1,302, $345 and $3,872 respectively	33,087	50,880	89,918
Inventories	64,355	86,329	58,196
Prepaid expenses and other current assets	10,730	25,136	10,822
Deferred income taxes	3,065	3,481	3,189

Total current assets	164,070	234,134	241,226
Long-term investments	5,473	9,792	4,962
Deferred income taxes	495	213	497
Property and equipment, net	16,484	19,855	19,611
Capitalized product costs, net	15,301	18,024	16,227
Goodwill	19,549	19,549	19,549
Other assets	4,792	8,297	5,260

Total assets	$226,164	$309,864	$307,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,931	$56,414	$56,357
Accrued liabilities	26,368	30,627	44,596
Income taxes payable	104	118	229

Total current liabilities	58,403	87,159	101,182
Long-term deferred income taxes	14,686	18,917	22,404
Other long-term liabilities	3,030	2,187	3,820
Stockholders’ equity:
Class A Common Stock, par value $0.0001
Authorized - 139,500 shares;
Issued and outstanding: 36,779, 36,042 and 36,627, respectively	4	4	4
Class B Common Stock, par value $0.0001
Authorized - 40,500 shares;
Issued and outstanding: 27,141, 27,614 and 27,141, respectively	3	3	3
Treasury stock	(185)	(185)	(185)
Additional paid-in capital	372,370	358,994	364,657
Accumulated other comprehensive income (loss)	(311)	5,033	(2,055)
Accumulated deficit	(221,836)	(162,248)	(182,498)

Total stockholders’ equity	150,045	201,601	179,926

Total liabilities and stockholders’ equity	$226,164	$309,864	$307,332

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$49,412	$68,341	$79,291	$126,615
Cost of sales	30,671	41,454	52,464	78,597

Gross profit	18,741	26,887	26,827	48,018

Operating expenses:
Selling, general and administrative	20,459	26,013	40,398	56,774
Research and development	9,540	12,876	19,513	24,986
Advertising	4,333	7,793	6,501	12,325
Depreciation and amortization	2,637	2,366	5,537	4,717

Total operating expenses	36,969	49,048	71,949	98,802

Loss from operations	(18,228)	(22,161)	(45,122)	(50,784)

Other income (expense):

Interest income	166	706	348	1,802
Interest expense	(1)	(20)	(27)	(33)
Other, net	(335)	(1,940)	(768)	(2,462)

Total other expense	(170)	(1,254)	(447)	(693)

Loss before income taxes	(18,398)	(23,415)	(45,569)	(51,477)
Benefit from income taxes	(6,181)	(2,846)	(6,231)	(3,471)

Net loss	$(12,217)	$(20,569)	$(39,338)	$(48,006)

Net loss per share:
Class A and B - basic and diluted	$(0.19)	$(0.32)	$(0.62)	$(0.75)

Weighted average shares used to calculate net loss per share:
Class A and B - basic and diluted	63,920	63,679	63,833	63,645

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating Activities:
Net loss	$(39,338)	$(48,006)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,168	9,256
Unrealized foreign exchange (gain) loss	(1,568)	823
Deferred income taxes	126	(76)
Stock-based compensation expense	5,572	5,112
Impairment of investment in auction rate securities	23	1,731
Allowance for doubtful accounts	(1,449)	569
Decrease in other accounts receivable-related allowances	(31,688)	(20,085)
Other changes in operating assets and liabilities:
Accounts receivable	90,625	95,572
Inventories	(5,507)	(33,914)
Prepaid expenses and other current assets	238	(4,709)
Other assets	206	310
Accounts payable	(24,758)	9,546
Accrued liabilities	(18,232)	(26,957)
Long-term liabilities	(6,329)	(1,339)
Income taxes payable	(364)	25
Other	1,701	(20)

Net cash used in operating activities	(20,574)	(12,162)

Investing activities:
Purchases of property and equipment	(2,722)	(4,045)
Capitalization of product costs	(3,512)	(8,546)

Net cash used in investing activities	(6,234)	(12,591)

Financing activities:
Proceeds from stock option exercises and employee stock purchase plans	41	419
Net cash paid for payroll taxes on restricted stock unit releases	(79)	(394)

Net cash (used in) provided by financing activities	(38)	25

Effect of exchange rate changes on cash	578	(424)

Net change in cash and cash equivalents for the period	(26,268)	(25,152)
Cash and cash equivalents at beginning of period	79,101	93,460

Cash and cash equivalents at end of period	$52,833	$68,308

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

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 2 to the consolidated financial statements included in the Company’s 2008 Form 10-K.

Due to the seasonality of our business, the results of operations for interim periods are not necessarily indicative of the operating results for a full year.

Certain amounts in the financial statements for prior periods have been reclassified to conform to the current year presentation.

2.	Inventories

Inventories consisted of the following as of June 30, 2009 and 2008, and December 31, 2008:

	June 30,		December 31,
	2009	2008	2008
Raw materials	$6,694	$4,681	$5,521
Work in process	3,859	7,819	1,621
Finished goods	53,802	73,829	51,054

Total	$64,355	$86,329	$58,196

At June 30, 2009 and 2008, the Company accrued liabilities for cancelled purchase orders totaling $147 and $532, respectively. At December 31, 2008, the Company accrued $751 for cancelled purchase orders. The inventories related to these purchase orders will be returned to the Company and recorded either in raw materials or work in process.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

3.	Fair Values of Financial Instruments and Investments

The carrying values and estimated fair values of the Company’s financial instruments, which include short-term money market funds, certificates of deposit, foreign exchange forward contracts and long-term investments in auction rate securities (“ARS”), are presented in the table below for the periods ended June 30, 2009, December 31, 2008 and June 30, 2008.

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2009:
Financial Assets:
Money market funds and certificates of deposit	$33,406	$33,406	$-	$-
Long-term investments	5,473	-	-	5,473

Total financial assets	$38,879	$33,406	$-	$5,473

Financial Liabilities:
Forward currency contracts	$88	$-	$88	$-

December 31, 2008:
Financial Assets:
Money market funds	$53,502	$53,502	$-	$-
Forward currency contracts	540	-	540	-
Long-term investments	4,962	-	-	4,962

Total financial assets	$59,004	$53,502	$540	$4,962

June 30, 2008:
Financial Assets:
Money market funds	$68,308	$68,308	$-	$-
Forward currency contracts	4	-	4	-
Long-term investments	9,792	-	-	9,792

Total financial assets	$78,104	$68,308	$4	$9,792

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), the Company applies a fair value hierarchy to measure fair value based on three levels of inputs of which the first two are considered observable and the last unobservable. The three levels are as follows:

•

Level 1 assets comprise money market funds and certificates of deposit with original maturities of three months or less. These assets are considered highly liquid and are stated at cost which approximates market value.

•

Level 2 assets and liabilities comprise outstanding foreign exchange forward contracts used by the Company to hedge its exposure to certain foreign currencies including the British Pound, Canadian Dollar, and Euro. The Company’s outstanding foreign exchange forward contracts, all with maturities of approximately one month, had notional values of $8,893, $ 21,890 and $11,996 at June 30, 2009, December 31, 2008 and June 30, 2008, respectively. The fair market values of these instruments as of the same periods were $(88), $540 and $4, respectively. At June 30, 2009 the fair value of these contracts was recorded in accrued liabilities. At December 31, 2008 and June 30, 2008 the fair value was recorded in prepaid expenses and other current assets.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

•

Level 3 assets consist of the Company’s investment in ARS. Historically, liquidity for investors in ARS was provided via an auction process that reset the applicable interest rate generally every 28 days, allowing investors to either roll over their investments or sell them at par. As a result of liquidity issues in the global credit and capital markets, the auctions for all of the Company’s ARS began failing in the fourth quarter of 2007 when sell orders exceeded buy orders. Currently, there is no active market for these securities; therefore, they do not have readily determinable market values. The Company has engaged a third-party valuation firm to estimate the fair value of the ARS investments utilizing a discounted cash flow approach, which was corroborated by a separate and comparable discounted cash flow analysis prepared internally. Based on this valuation, the ARS investments were valued at $5,473 at June 30, 2009 which represents a decline in value of $8,527 from par. The assumptions used in preparing the discounted cash flow model are based on data available as of June 30, 2009 and include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. Given the current market environment, these assumptions are volatile and subject to change, and therefore could result in significant changes to the estimated fair value of our ARS.

The Company accounts for its investments in debt and equity securities according to the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), which requires that a decline in the fair value of an investment security below cost that is deemed to be “other than temporary” results in a reduction of the carrying amount to fair value with the impairment charged to earnings. Subsequent recoveries in value are recorded to accumulated other comprehensive income. During the three months ended June 30, 2009, interest rates improved resulting in a $534 increase in the fair value of the Company’s ARS.

For the three and six months ended June 30, 2009, the Company accounted for gains and losses incurred on its ARS as shown below:

	Long-term Investments	Accumulated Other Comprehensive Income	Accumulated Losses on Investments
	(Balance Sheets)	(Balance Sheets)	(Statements of Operations)
Balance at December 31, 2008	$4,962	$-	$(9,038)
Unrealized gains (losses) for the three months ended:
March 31, 2009	(23)	-	(23)
June 30, 2009	534	534	-

Balance at June, 2009	$5,473	$534	$(9,061)

4.	Goodwill

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The Company most recently performed the annual test for impairment as of December 31, 2008 and concluded that its goodwill balance of $19,549 had not been impaired. At least quarterly, the Company considers the need to update its most recent annual impairment test based on management’s assessment of changes in its business, economic environment and other factors occurring after the most recent annual evaluation. The most recent assessment was performed as of June 30, 2009, and as a result, management concluded that there were no impairment indicators and the assumptions used to base the year end assessment on remained appropriate.

5.	Income Taxes

The Company’s effective income tax rates were 33.6% and 13.7% for the three and six months ended June 30, 2009, respectively, compared with 12.2% and 6.7%, respectfully, for the same periods last year. The calculation of the effective tax rates for all periods included a non-cash valuation allowance recorded against the Company’s domestic deferred tax assets. Deferred tax liabilities and other long-term tax liabilities of $14,686 are reported as long-term liabilities on the balance sheet.

The income tax benefit for both the three and six months ended June 30, 2009 was $6,180 and $6,230, respectively, compared with a tax benefit of $2,846 and $3,471, respectively, for the same periods last year. The second quarter of 2009 includes a $6,229 benefit from the recognition of previously unrecognized tax benefits including accrued interest of $2,509 due to the expiration of applicable statutes of limitations. The second quarter of 2008 includes a $1,917 benefit from the settlement of an audit by the IRS of our claim for a refund for tax credits.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits in the future could decrease by up to $2,041 over the course of the next twelve months due to reaching settlement on certain tax matters or expiring statutes of limitations, of which up to $1,140 will affect the effective tax rate.

6.	Accrued Facilities Closure Liability

In the fourth quarter of 2008, the Company vacated a portion of its leased headquarter facilities in Emeryville, California, and incurred lease restructuring costs that were recorded to the balance sheet and will be accreted into operating expenses over the life of the remaining lease. During the second quarter of 2009, the Company sublet a portion of the facility to a third party that will begin occupying such space beginning in the fourth quarter of 2009.

The following table sets forth facilities closure liability activity during the three months ended March 31, 2009 and three months ended June 30, 2009:

Facility Closure Liability
Balance at December 31, 2008	$2,263
Accretion of facility closure costs	(157)

Balance at March 31, 2009	$2,106
Accretion of facility closure costs	(121)
Facility sublease adjustment	(886)

Balance at June 30, 2009	$1,099

As of June 30, 2009 and 2008, and December 31, 2008, the facilities closure liability was approximately $1,099, $0 and $2,263, respectively, of which, $186 and $534 is included in the current liabilities and $913 and $1,729 is included in other long-term liabilities as of June 30, 2009 and December 31, 2008, respectively.

7.	Stock-Based Compensation

The Company offers three types of stock-based compensation awards to its employees, directors and certain consultants: stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”). The awards can be used to purchase shares of the Company’s Class A common stock and are exercisable over a period not to exceed ten years and are most commonly assigned four year vesting periods.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

During the second quarter of 2009, LeapFrog made two stock option grants to certain executives and board members to purchase 2,705 shares of our Class A common stock that vest based upon a service condition and a market condition. Given the market condition, the fair value of these stock options was estimated on the date of the grant using a Monte-Carlo simulation. The simulation generates a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices and minimize standard error. The simulations account for the vesting requirements and the assumed exercise behavior of the grants. If and when the vesting and market conditions are met in the simulation, the option is assumed to be exercised uniformly over the remaining life of the option. All other assumptions are consistent with option grants that vest solely upon a service condition. The fair value of stock options with a service condition only is estimated at the date of the grant using a Black-Scholes option pricing model and related assumptions.

The table below summarizes award activity for the six months ended June 30, 2009.

	Stock Options	RSUs/ RSAs	Total Awards
Outstanding at December 31, 2008	8,119	918	9,037

Activity for the six months ended June 30, 2009:
Grants	3,204	35	3,239
Stock option exercises/vesting RSUs	-	(163)	(163)
Retired or forfeited	(1,175)	(92)	(1,267)

Total stock-based compensation awards outstanding at June 30, 2009	10,148	698	10,846

Total stock-based compensation awards available for grant at June 30, 2009			2,975

The Company accounts for stock-based compensation expense in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). The table below summarizes stock-based compensation expense for the three and six month periods ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
SG&A:
Stock options	$1,950	$1,723	$3,625	$3,480
RSUs/RSAs	448	341	1,228	1,041

Total SG&A	2,398	2,064	4,853	4,521
R&D:
Stock options	183	181	362	375
RSUs/RSAs	(12)	(91)	357	216

Total R&D	171	90	719	591

Total stock-based compensation expense	$2,569	$2,154	$5,572	$5,112

In accordance with SFAS 123(R), stock-based compensation expense is calculated based on the fair value of each award on the grant date. In general, the fair value for stock option grants with only a service condition is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected term of option in years	6.25	4.52	5.85	4.58
Volatility rate	51.7%	40.0%	49.3%	40.0%
Risk-free interest rate	2.6%	3.1%	2.4%	3.1%
Dividend yield rate	0%	0%	0%	0%

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The fair value for the stock option grants with both a service and market condition is estimated using the Monte-Carlo simulation with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected term of option in years	2.05	n/a	2.05	n/a
Volatility rate	55.0%	n/a	55.0%	n/a
Risk-free interest rate	0.9%	n/a	0.9%	n/a
Dividend yield rate	0%	n/a	0%	n/a

On June 5, 2009, the Company announced a proposal, subject to approval by the Company’s stockholders, to exchange out-of-the money stock options held by employees and members of the Company’s board of directors under a voluntary stock option exchange program. Under this proposal, employees and directors who hold eligible options may exchange their out-of-the money stock options for new lower priced options covering fewer shares. Except as set forth below, the exercise price of the new options that would be issued upon the surrender of the out-of-the money stock options would be determined on the day the exchange expires and would be equal to the closing price of the Company’s Class A common stock as reported on the New York Stock Exchange for the business day prior to the date on which the exchange offer expires.

Any new options received by the Company’s CEO and non-employee directors would have an exercise price equal to the higher of $6.25 per share and the market price even though the exchange ratios used to calculate the number of new shares would be based on the market price. This means that, if the market price is lower than $6.25, the number of shares subject to the new options issued to the CEO and non-employee directors would be reduced in the same manner as those issued other participants even though such new options would have a premium exercise price.

Options issued in the exchange will have the same vesting schedules as the options they are replacing and their value will be estimated on the date of the grant using a Monte-Carlo simulation. The new options received will cover fewer shares than those surrendered, determined on the basis of specified exchange ratios derived from their relative market values. The exchange is designed to result in no additional compensation expense.

8.	Derivative Financial Instruments

At June 30, 2009, December 31, 2008 and June 30, 2008, the Company had outstanding foreign exchange forward contracts with notional values of $8,893, $21,890 and $11,996, respectively. The gains and losses on these instruments are recorded in “other income (expense)” in the consolidated statements of operations. Gains and losses from foreign exchange forward contracts, net of gains and losses on the underlying transactions denominated in foreign currency, for the three and six month periods ended June 30, 2009 and 2008 are shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gains (losses) on foreign exchange forward contracts	$(125)	$(463)	$239	$(2,047)
Gains (losses) on underlying transactions denominated in foreign currency	169	235	(519)	1,399

Net gains (losses)	$44	$(228)	$(280)	$(648)

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

9.	Comprehensive Net Loss

Comprehensive net loss consists of net income loss and net losses incurred from translating the foreign currency-denominated financial statements of the Company’s subsidiaries into U.S. dollars, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(12,217)	$(20,569)	$(39,338)	$(48,006)
Currency translation adjustments	2,279	287	1,423	854
Temporary impairment gain on investments	534	-	-	-
Tax expense allocated to temporary gain on investments	(212)	-	-	-

Comprehensive net loss	$(9,616)	$(20,282)	$(37,915)	$(47,152)

10.	Net Loss per Share

The Company follows the provisions of SFAS No. 128, “Earnings Per Share” (“SFAS 128”), in calculating net income loss per share. The following table sets forth the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(Numerator)
Net loss	$(12,217)	$(20,569)	$(39,338)	$(48,006)
(Denominator)
Weighted average shares outstanding during period:
Class A and B - basic and diluted	63,920	63,679	63,833	63,645
Net loss per share:
Class A and B - basic and diluted	$(0.19)	$(0.32)	$(0.62)	$(0.75)

In accordance with SFAS 128, unvested restricted stock units and certain stock options to purchase shares of LeapFrog Class A common stock (“Class A shares”) are excluded from the calculations of net loss per share for the three and six month periods ended June 30, 2009 and 2008, as their effect on net loss per share would be antidilutive. Outstanding weighted average common stock equivalents of Class A shares excluded from the calculations were 111 and 105, and 263 and 356 for the three and six month periods ended June 30, 2009 and 2008, respectively.

11.	Borrowings Under Credit Agreements

In November 2005, the Company entered into a $75,000 asset-based revolving credit facility with Bank of America. In May 2008 the Company, certain banks, financial institutions and other institutional lenders and Bank of America entered into Amendment No. 1 to the original credit facility agreement, increasing the maximum borrowing availability on the credit line from $75,000 to $100,000. The borrowing availability varies according to the levels of the Company’s eligible accounts receivable, eligible inventory and cash and investment securities deposited in secured accounts with the administrative agent or other lenders. The termination date of the agreement is November 8, 2010. Availability under this agreement was $43,203 as of June 30, 2009. Bank of America is committed to lend up to 75% of the total borrowing and Wachovia Capital Finance Corporation is committed to lend the remaining 25%.

The interest rate for the Company’s revolving credit facility is, at its election, the Bank of America prime rate (or base rate) or a LIBOR rate defined in the credit agreement, plus, in each case, an applicable margin. The applicable margin for a loan depends on the average monthly usage and the type of loan.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The revolving credit facility contains customary events of default, including payment failures; failure to comply with covenants; failure to satisfy other obligations under the credit agreements or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; material judgments; change in control provisions and the invalidity of the guaranty or security agreements. The revolving credit facility prohibits the payment of cash dividends on the Company’s common stock and contains a covenant requiring that a ratio of EBITDA to fixed charges be maintained, as defined in the agreement, of at least 1.0 to 1.0 when the covenant is required to be tested. The ratio is measured only if certain borrowing-availability thresholds are not met. The cross-default provision applies if a default occurs on other indebtedness in excess of $5,000 and the applicable grace period of the indebtedness has expired, such that the lender of, or trustee for, the defaulted indebtedness has the right to accelerate. If an event of default occurs, the lenders may terminate their commitments, declare all borrowings under the credit facility as due immediately and foreclose on the collateral. As of June 30, 2009, the Company was in compliance with all covenants under this agreement.

12.	Commitments and Contingencies

The current economic environment has led many contract manufacturers (CM) to delay placing purchase orders to preserve cash which has increased the risk of late delivery of parts from their suppliers that could lead to delays in production and ultimately lead to delays in delivery to retailers. Refer to Part II. Item 1A. - Risk Factors - “We depend on our suppliers for our components and raw materials, and our production or operating margins would be harmed if these suppliers are not able to meet our demand and alternative sources are not available.”

To mitigate such risks, the Company entered into a purchase obligation that includes a guaranteed purchase of component parts from a supplier to be purchased and used in production by one of the Company’s CMs. In the event that the CM fails to purchase the guaranteed volume by November 18, 2009, the Company will be required to purchase the remaining parts or compensate the supplier for material charges.

Accordingly, as of June 30, 2009, purchase obligations of approximately $7,275 have not been recorded in the Consolidated Balance Sheet. The component parts under obligation are an integral part of one of the Company’s best selling products and the volumes associated are in line with the Company’s forecasted production and sales volumes.

13.	Segment Reporting

The Company has identified its operating segments in accordance with the guidance in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The Company’s business is organized, operated and assessed in two geographic segments, United States and International. The Company’s Chief Executive Officer (“CEO”) is the Company’s chief operating decision maker. The Company’s CEO allocates resources to and assesses the performance of each operating segment based on information about the segments’ net sales and operating income (loss) before interest and taxes.

Historically, the Company organized, operated and assessed its business in three segments, U.S. Consumer, International and School. During 2008, the Company ceased marketing directly to the educational channel, reduced headcount and direct facilities expenses accordingly, and transferred responsibility for this sales channel to the former U.S. Consumer operating segment. Accordingly, the two segments have been consolidated and their results have been reclassified into the United States segment throughout this Form 10-Q for all periods presented.

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

The table below shows certain information by segment for the three and six month periods ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales:
United States	$38,771	$56,031	$61,019	$101,640
International	10,641	12,310	18,272	24,975

Totals	$49,412	$68,341	$79,291	$126,615

Loss from operations:
United States	$(19,529)	$(18,669)	$(44,777)	$(44,817)
International	1,301	(3,492)	(345)	(5,967)

Totals	$(18,228)	$(22,161)	$(45,122)	$(50,784)

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

14.	New Accounting Pronouncements

Recently Adopted Pronouncements

In February 2008, the FASB issued Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” which deferred the application date of the provisions of SFAS No. 157 for all nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this Statement in the first quarter of 2009 did not impact our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” This Statement amends and expands the disclosure requirements of Statement No. 133 to provide an enhanced understanding of why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how they affect an entity’s financial position, financial performance and cash flows. The Statement is effective for fiscal years and interim periods beginning on or after November 15, 2008. The adoption of this Statement in the first quarter of 2009 did not impact our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective for fiscal years beginning after December 15, 2008. The adoption of this FSP in the first quarter of 2009 did not impact our consolidated financial statements.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

In April of 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107 “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP in the second quarter of 2009 did not impact our consolidated financial statements.

Also in April of 2009, the FASB issued FSP No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP in the second quarter of 2009 did not impact our consolidated financial statements.

Also in April of 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP in the second quarter of 2009 did not impact our consolidated financial statements.

In May of 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement is effective for interim or annual reporting periods ending after June 15, 2009. Adoption of this Statement in the second quarter of 2009 did not impact on our consolidated financial statements but did require additional disclosures.

Recently Issued Pronouncements

In June of 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” On July 1, 2009, the FASB Accounting Standards Codification (Codification) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of the Statement is not expected to impact our consolidated financial statements.

15.	Subsequent Events

The Company evaluated subsequent events in accordance with SFAS No. 165, “Subsequent Events” through the financial statement filing date of August 3, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report on Form 10-Q, including the sections entitled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors,” contains forward-looking statements, including statements regarding; the effects of global economic conditions on our business, our expectations for sales trends, margins, profitability, liquidity, expenses, inventory or cash balances, capital expenditures, cash flows, or other measures of financial performance in future periods, future products and services we may offer, anticipated competitive benefits of our strategy or of current or future products or services, and the effects of strategic actions on future financial performance. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” in Part II, Item 1A of this Form 10-Q and those found elsewhere in this Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

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

Our Business

We design, develop and market a family of innovative technology-based learning platforms and related proprietary content for children of all ages for use at home and in schools around the world. We have created more than 150 interactive software titles, covering important subjects such as phonics, reading, writing and math. In addition, we have a broad line of stand-alone educational products, or toys, that do not require the separate purchase of software and are generally targeted at infants through five year olds. Our products are available in six languages and are sold globally through retailers, distributors and directly to schools. Our goal is to create educational products that kids love, parents trust and teachers value.

We generate revenue from developing, manufacturing, and selling platform hardware including our Tag and Tag Jr. reading systems, our classic Leapster, Leapster2 and Didj educational gaming platforms, and Clickstart: My First Computer learning system, along with a range of other learning toys. We also generate revenue from developing and licensing a wide range of content for our platforms.

Our products compete most directly in the toy industry in the pre-school toy and electronic learning aids categories, both in the United States and in selected international markets. The educational toy category continues to attract new entrants as well as new innovative products, and competition is significant.

Our business is highly seasonal with a significant portion of our revenues occurring in the second half of the year. Given relatively low sales volumes in the first half of the calendar year and the relatively fixed nature of many of our operating expenses, which occur fairly evenly throughout the year, our results of operations are generally stronger in our third and fourth quarters relative to our first and second quarters. Conversely, our historical cash flow from operations tends to be highest in the first quarter of the year, when we collect the majority of our accounts receivable related to the prior year’s fourth quarter sales, and lowest in our third quarter as we begin building inventory in preparation for the fourth quarter holiday season.

The global economic crisis led to a severe decline in our sales in the fourth quarter of 2008 resulting in a departure from our normal seasonal pattern described above. Our sales for the fourth quarter were significantly below our expectations and constituted a substantially smaller percentage of our annual sales than they have in previous years. Given the seasonality of our business, declines in sales in the third and fourth quarters generally have a disproportionate impact on our annual operating results as well as our cash flows from operations at the beginning of the following year which was the case for the first six months of 2009. As retailers continue to reduce their inventory levels that accumulated after consumer sales declined, our sales through at least the third quarter of 2009 are likely to continue to be lower than our corresponding sales in 2008.

We continue to improve efficiency in our operations by eliminating unnecessary expenditures. In the fourth quarter of 2008, we completed a restructuring that involved the closure of some of our offices and a company-wide reduction in force. In 2009, we have continued to streamline our cost structure by implementing further process improvements to create additional efficiencies. For example, during the second quarter of 2009, we sublet a portion of our headquarter facilities in Emeryville, California that we vacated in 2008 as a part of an overall restructuring. In addition, we have continued to adjust our staffing levels in the second quarter to reduce overhead, and we currently plan to spend less on non-targeted advertising. We intend to focus our resources on building out our core product lines and adding to our content library, as well as further reduce other expenditures, particularly those related to selling, general and administrative activities, to correspond to our best ongoing estimates of consumer spending trends.

We invest in research and development (“R&D”) of existing and new lines of business that we believe may contribute to our long-term growth. For example, we continue to invest in developing new hardware platforms and content based on new technologies for both stand-alone and online experiences. We believe delivering innovative and high-value platforms and online experiences is the key to meeting customer needs and to our future growth.

We face significant risks associated with the economic downturn and continuing uncertainty through at least 2009. Weak sales in the fourth quarter of 2008 meant that retailers built up inventories of our products, which negatively impacted our sales in the first two quarters of 2009. In addition, an increasing number of retailers have encountered liquidity problems. If any of our most significant retailers suspend or reduce payments to us, become insolvent or file for bankruptcy, the resulting bad debt expense we would incur would likely have a material adverse effect on our results of operations. Further, continued deterioration in economic conditions could trigger events or circumstances indicating goodwill impairment has more likely than not occurred. We considered the need to update our most recent annual goodwill annual impairment test as of June 30, 2009 and concluded that there were no impairment indicators and we believe the assumptions used during the year end assessment remained appropriate. The potential business risk for us from macroeconomic conditions anticipated for 2009 is discussed further in Part II. Item 1A.—Risk Factors—“The current economic crisis has had a material adverse effect on our sales, and we cannot be certain when sales will recover,” “Retailer liquidity problems could harm our liquidity and financial results,” “Our liquidity may be insufficient to meet the long-term or periodic needs of our business” and “Our net loss would be increased and our assets would be reduced if we are required to record impairment charges related to the value of our intangible assets.”

Our strategic priorities for 2009 and beyond are to invest in the core categories of reading, educational gaming, our standalone toy line and in our Learning Path “ecosystem.” Our marketing will be aimed at increasing consumer sales in these categories, to drive a higher percentage of content sales, and to catalyze new growth in the learning category. We have launched new connected products and content in our reading and gaming categories, as well as our standalone learning toy line in 2009. Importantly, we also expanded our learning toy line, including our attractively-priced Scout line of learning toys, and the Zippity learning system, a gaming system featuring full body-movement controls, which is our first co-branded product with Disney.

Consolidated Results of Operations

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2009	2008	2009 vs 2008	2009	2008	2009 vs 2008

Net sales	$49.4	$68.3	-28%	$79.3	$126.6	-37%
Gross margin (1)	38%	39%	(1) (2)	34%	38%	(4) (2)
Operating expenses	37.0	49.0	-24%	72.0	98.8	-27%
Loss from operations	(18.2)	(22.2)	18%	(45.1)	(50.8)	11%
Net loss per share - basic and diluted	$(0.19)	$(0.32)	41%	$(0.62)	$(0.75)	17%

(1)	Gross profit as a percentage of net sales
(2)	Percentage point change in gross margin

Net sales for the three and six months ended June 30, 2009 decreased 28% and 37%, respectively, as compared to the same periods in 2008 driven primarily by higher than expected 2008 year end retail inventory levels, which reduced demand for our products by our retail customers. The decline in net sales was global, though more pronounced in the United States. Foreign currency exchange rates accounted for approximately $1.3 and $2.9 million or 1.9% and 2.3% of the decrease in net sales during the three and six months ended June 30, 2009 respectively.

Gross margin for the three and six months ended June 30, 2009 declined one and four points, respectively, compared to the same periods in 2008. The decline was primarily due to lower sales relative to fixed costs and increased sales discounting given the higher than expected retail inventory levels at the end of 2008. These declines were partially offset by a reduction in allowance for defective products as claims have trended lower than expected as well as improvements in product mix.

Operating expenses for the three and six month periods ended June 30, 2009 declined 24% and 27%, respectively, from the same periods in 2008. This primarily reflects reduced headcount-related expenses in line with the continued focus on reducing our cost structure. Total fulltime employees declined by 153 or 21% from June 30, 2008 to June 30, 2009 due to a combination of reductions in force and the migration of certain aspects of our product development cycle to external parties.

Loss from operations for the three and six months ended June 30, 2009 improved slightly due to the recognition of a tax benefit related to the expiration of applicable statutes of limitation, as well as, the decline in operating expenses more than offset the decline in gross profit.

Our basic and diluted net loss per share improved for three and six months ended June 30, 2009 as compared to 2008 in line with the improvement in loss from operations.

2009 Outlook

The 2009 economic outlook remains unclear, but nearly all key economic indicators point to continuing challenges through the remainder of the year. We expect continued sales declines during the third quarter of 2009 as compared to the same period in 2008 given strong shipments we made for new product launches prior to the economic collapse in the prior year. We are taking actions to improve our products, stimulate content sales, adjust price points where sell-through velocity or competition warrant, and introduce new lower price-point products especially into the learning toy line. We also intend to continue to look for ways to run our business more efficiently and further reduce our cost structure while maintaining the quality and liquidity of our balance sheet. Such efforts are subject to many uncertainties, including the timing of any economic recovery and many other factors described below in Part II. Item 1A. – Risk Factors, and there can be no assurances that any such actions we take will actually result in greater sales or other improvements in our financial results.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, employee benefits and stock-based compensation as well as other expenses associated with executive management, finance, legal, IT, facilities, human resources, indirect sales, marketing, rent, other professional services, office supplies and bad debt.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2009	2008	2009 vs 2008	2009	2008	2009 vs 2008

SG&A expenses	$20.5	$26.0	-21%	$40.4	$56.8	-29%
As a percent of net sales	41%	38%	3 (1)	51%	45%	6 (1)

(1)	Percentage point change

SG&A expenses for the three and six month periods ended June 30, 2009 declined 21% and 29%, respectively, primarily driven by a decrease in headcount due to natural attrition and workforce reductions implemented during 2008 resulting in lower overall salaries and bonus expenses. Total fulltime SG&A employees declined by 106 or 25% from June 30, 2008 to June 30, 2009.

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

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2009	2008	2009 vs 2008	2009	2008	2009 vs 2008

R&D expenses	$9.5	$12.9	-26%	$19.5	$25.0	-22%
As a percent of net sales	19%	19%	0 (1)	25%	20%	5 (1)

(1)	Percentage point change

R&D expenses for the three and six month periods ended June 30, 2009 declined 26% and 22%, respectively, as compared to the same periods in 2008, primarily driven by a decrease in headcount due to workforce reductions implemented during 2008, resulting in lower overall salaries and accrued bonuses and the migration of certain aspects of our product development cycle to external parties. Total fulltime R&D employees declined by 47 or 16% from June 30, 2008 to June 30, 2009.

Advertising Expenses

Advertising expenses consist of costs associated with marketing, advertising and promotion of our products including customer-related discounts and promotional allowances.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2009	2008	2009 vs 2008	2009	2008	2009 vs 2008

Advertising expenses	$4.3	$7.8	-45%	$6.5	$12.3	-47%
As a percent of net sales	9%	11%	(2) (1)	8%	10%	(2) (1)

(1)	Percentage point change

Advertising expenses for the three and six month periods ended June 30, 2009 declined 45% and 47%, respectively, as compared to the same periods in 2008 resulting from a combination of our continued focus on driving efficiencies and reducing our cost structure as well as timing of key product launches.

Other Income (Expense)

The components of other income (expense) were as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2009	2008	2009 vs 2008	2009	2008	2009 vs 2008

Other income (expense):
Interest income	$0.1	$0.7	-86%	$0.3	$1.8	-83%
Other, net	(0.3)	(2.0)	85%	(0.8)	(2.5)	68%

Total	$(0.2)	$(1.3)	85%	$(0.5)	$(0.7)	29%

Other income (expense) improved for the three and six month periods ended June 30, 2009 as compared to the same period of 2008.

Interest income decreased during both periods reflecting a reduction in the average balance of interest-bearing investments as well as lower interest rates in 2009 as compared to 2008. In addition, in the first quarter of 2008, we shifted from a combination of money-market funds, commercial paper and other similar short-term instruments to only certificates of deposit and money market funds invested in high quality short-term U.S. government obligations which have lower yields due to their relatively lower risk.

The improvement in “other, net” was due primarily to the stabilization of the fair values of our auction rate securities. We incurred $1.6 million and $1.7 million of impairment charges related to our investment in auction rate securities for the three and six months ended June 30, 2008 as compared to $0.1 million of charges in 2009.

Income Taxes

Our provision for income taxes and our effective tax rates were $(6.2) million and $(6.2) million, and 33.6% and 13.7%, respectfully, for the three and six months ended June 30, 2009. Our pretax losses were $18.4 million and $45.6 million for the same periods, respectively. Our provision for income taxes and effective tax rates for the same periods last year were $(2.8) million and $(3.5) million, and 12.2% and 6.7%, respectfully. The pretax losses for these time periods last year were $23.4 million and $51.5 million. Calculation of the effective tax rates for all periods included a non-cash valuation allowance recorded against our domestic deferred tax assets.

The tax benefit for 2009 was primarily attributable to the recognition of previously unrecognized tax benefits due to the expiration of applicable statutes of limitations, and the tax benefit for 2008 was primarily attributable to recognition of a tax benefit from the settlement of an audit by the IRS.

Results of Operations by Segment

Net sales, gross margin, operating expenses and operating loss amounts included in this section are presented on a basis consistent with accounting principles generally accepted in the United States (“GAAP”) and on an operating segment basis consistent with our current management reporting as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131). In 2008 we significantly reduced direct marketing, headcount and facilities expenses related to the educational channel and transferred responsibility for this sales channel to the former U.S. Consumer operating segment. Accordingly, we consolidated our School segment into our U.S. Consumer segment, now referred to as the United States (U.S.) segment. All prior period financial data has been recast to conform to the current presentation. Certain corporate-level operation expenses associated with sales, marketing, product support, human resources, legal, finance, information technology, corporate development, procurement activities, research and development, legal settlements and other corporate costs are charged entirely to our U.S. segment, rather than being allocated between the U.S. and International segments.

United States Segment

The U.S. segment includes net sales and related expenses directly associated with sales of our products to national, regional mass-market, specialty, school-related and other retailers and distributors. This segment also includes sales of our products through our online store and other internet-based channels.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2009	2008	2009 vs 2008	2009	2008	2009 vs 2008

Net sales	$38.8	$56.0	-31%	$61.0	$101.6	-40%
Gross margin (1)	38%	41%	(3) (2)	34%	39%	(5) (2)
Operating expenses	34.1	41.8	-18%	65.4	85.0	-23%
Loss from operations	$(19.5)	$(18.7)	-4%	$(44.8)	$(44.8)	0%

(1)	Gross profit as a percentage of net sales
(2)	Percentage point change in gross margin

Net sales for the three and six months ended June 30, 2009 decreased 31% and 40%, respectively, from the same periods in 2008, primarily driven by higher than expected retail inventory balances at the end of 2008, which reduced demand for our products by our retail customers, as well as continued contraction of revenues from our school channel.

Gross margin for the three and six months ended June 30, 2009 declined three and five percentage points, respectively, year over year primarily due to lower sales relative to fixed costs, increased sales discounting given higher than expected retail inventory levels at the end of 2008, and lower sales through the school channel, offset partially by a reduction in allowance for defective products as claims have trended lower than expected as well as improvements in product mix.

Operating expenses for the three and six months ended June 30, 2009 declined 18% and 23%, respectively, year over year, primarily reflecting reduced headcount-related expenses in line with the continued focus on reducing our cost structure. Total U.S. based fulltime employees declined by 118 or 22% from June 30, 2008 to June 30, 2009 due to a combination of reductions in force and the migration of certain aspects of our product development cycle to external parties.

Loss from operations for the three and six months ended June 30, 2009 declined 4% and remained flat, respectively, year over year, primarily due to the decline in operating expenses offsetting the net sales and gross margin declines.

International Segment

The International segment includes net sales and related expenses directly associated with sales of our products to national, regional mass-market, specialty and other retailers through our offices in the United Kingdom, France, Canada and Mexico. This segment also includes sales through distributors in markets such as Spain, Germany and Australia.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2009	2008	2009 vs 2008	2009	2008	2009 vs 2008

Net sales	$10.6	$12.3	-14%	$18.3	$25.0	-27%
Gross margin (1)	39%	30%	9 (2)	34%	32%	2 (2)
Operating expenses	2.9	7.2	-60%	6.6	13.8	-52%
Gain (Loss) from operations	$1.3	$(3.5)	137%	$(0.3)	$(6.0)	95%

(1)	Gross profit as a percentage of net sales
(2)	Percentage point change in gross margin

Net sales for the three and six months ended June 30, 2009 decreased 14% and 27%, respectively, from the same periods of 2008, primarily driven by higher than expected retail inventory balances at the end of 2008, which reduced demand for our products by our retail customers. Excluding the impact of foreign currency, our International segment sales would have decreased by 3% and 15% for the three and six months ended June 30, 2009.

Gross margin for the three and six months ended June 30, 2009 increased nine and two percentage points year over year as improvements in product mix and quality of inventory offset increased sales discounting.

Operating expenses for the three and six months ended June 30, 2009 declined 60% and 52%, respectively, primarily reflecting reduced headcount-related expenses in line with the continued focus on reducing our cost structure. Total international fulltime employees declined by 57 or 31% from June 30, 2008 to June 30, 2009 due to a combination of reductions in force and normal attrition.

Gain (Loss) from operations for the three and six months ended June 30, 2009 improved as the decline in operating expenses more than offset the decline in net sales and gross profit.

Financial Condition

Cash and cash equivalents totaled $52.8 million and $68.3 million at June 30, 2009 and 2008, respectively. At the end of 2007, we made a policy decision to invest our excess cash in short-term U.S. government obligations due to the continuing financial market crisis. As such, all cash equivalents were invested in certificates of deposit and money market funds that held only high-grade United States government obligations at June 30, 2009.

As of June 30, 2009, we held $5.5 million in auction rate securities (ARS) classified as long-term investments. Uncertainties in credit and financial markets since the fourth quarter of 2007 have prevented us from liquidating our ARS holdings as the number of securities submitted for sale in periodic auctions has exceeded the number of purchase orders. Due to the illiquidity of these investments, we have not included and do not intend to include them as potential sources of liquidity in our future cash flow projections for the foreseeable future. Therefore, we do not anticipate that further declines in value, if any, will have an adverse impact on our future ability to support our operations or meet our obligations as they come due. We also do not anticipate any material adverse impact on our overall capital position should the fair value of these investments decline to zero as the fair value of $5.5 million for the auction rate securities investment constitutes less than 3% of our total assets at June 30, 2009.

We have an asset-backed revolving credit facility with a potential borrowing availability of $100.0 million discussed in more detail below. There were no borrowings outstanding on this line of credit at June 30, 2009.

Our retained deficit of $221.8 million at June 30, 2009 is not expected to impact our future ability to operate given our anticipated cash flows from operations, our strong cash position and the availability of our credit facility.

Our accounts receivable balance of $33.1 million at June 30, 2009 was down $56.8 million from the 2008 year end balance. This decrease was driven by aggressive cash collection efforts, the significant decline in sales and higher sales allowances. A majority of the allowances related to specific reserves established in the fourth quarter of 2008 as a result of the deteriorating economic environment and high retail inventory levels.

Future capital expenditures are primarily planned for new product development and purchases related to the upgrading of our information technology capabilities. We expect that capital expenditures for the remainder of 2009, including those for capitalized content and website development costs, will be funded with cash flows generated by operations and will be lower than in prior years. Capital expenditures were $6.2 million and $12.6 million for the six months ended June 30, 2009 and 2008, respectively.

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

In November 2005, we entered into a $75.0 million asset-based revolving credit facility with Bank of America. In May 2008, the credit facility agreement was amended to increase the maximum borrowing availability on the credit line from $75.0 million to $100.0 million and to include certain other financial institutions and institutional lenders. We granted security interests in substantially all of our assets as collateral for the loans under the amended credit facility agreement. Borrowing availability varies according to our level of eligible accounts receivable, eligible inventory and cash and investment securities deposited in secured accounts with the administrative agent or other lenders. Availability under this agreement was $43.2 million as of June 30, 2009.

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

The agreement also contains customary events of default and prohibits the payment of cash dividends on our common stock. In the event that default occurs, the lenders may terminate their commitments, declare all borrowings under the credit facility as due immediately, and foreclose on the collateral. As of June 30, 2009, we were in compliance with all covenants under this agreement. Bank of America is committed to lend up to 75% of the total borrowing and Wachovia Capital Finance Corporation is committed to lend the remaining 25%.

We had no borrowings outstanding under this agreement at June 30, 2009.

Cash Sources and Uses

The table below shows our sources and uses of cash for the six months ended June 30, 2009 as compared to the same period in 2008.

	Six Months Ended June 30,		% Change
(Dollars in millions)	2009	2008	2009 vs 2008

Cash flows provided by (used in):
Operating activities	$(20.6)	$(12.2)	-69%
Investing activities	(6.2)	(12.6)	51%
Effect of exchange rate fluctuations on cash	0.5	(0.4)	225%

Decrease in cash and cash equivalents	$(26.3)	$(25.2)	-4%

Cash flow used in operations for the six months ended June, 2009 increased by $8.4 million or 69% as compared to the same period ended June 31, 2009. The increase was driven primarily by higher vendor payments made during the first half of 2009 as compared to the same period of 2008 resulting from focused cash management efforts implemented in the fourth quarter of 2009. The increase in vendor payments in the first half of 2008 was partially offset by a lower inventory purchases.

Net cash used in investing activities declined by $6.4 million or 51% for the six months ended June 30, 2009 over the same period of 2008 primarily due to a reduction in capitalized product costs.

Seasonal Patterns of Cash Provided By or Used in Operations

Our cash flow is very seasonal and a vast majority of our sales has historically occurred in the last two quarters of the year as retailers expanded inventories for the holiday selling season. Our accounts receivable balances are generally the highest in the last two months of the fourth quarter as payments are not due until the first quarter of the following year. Cash used in operations is typically the highest in the third quarter as we increase inventory to meet the holiday season demand.

Off-Balance Sheet Arrangements

The current economic environment has led many contract manufacturers (CM) to delay placing purchase orders to preserve cash which has increased the risk of late delivery of parts from their suppliers that could lead to delays in production and ultimately lead to delays in delivery to retailers. Refer to Part II. Item 1A. - Risk Factors - “We depend on our suppliers for our components and raw materials, and our production or operating margins would be harmed if these suppliers are not able to meet our demand and alternative sources are not available.”

To mitigate such risks, we entered into a purchase obligation that includes a guaranteed purchase of component parts from a supplier to be purchased and used in production by one of our CMs. In the event that the CM fails to purchase the guaranteed volume by November 18, 2009, we will be required to purchase the remaining parts or compensate the supplier for material charges.

Accordingly, as of June 30, 2009, purchase obligations of approximately $7,275 have not been recorded in the Consolidated Balance Sheet. The component parts under obligation are an integral part of one of our best selling products and the volumes associated are in line with our forecasted production and sales volumes.

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

We made no material changes to any of our critical accounting policies during the first or second quarters of 2009.

New Accounting Pronouncements

Recently Adopted Pronouncements

In February 2008, the FASB issued Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” which deferred the application date of the provisions of SFAS No. 157 for all nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this Statement in the first quarter of 2009 did not impact our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” This Statement amends and expands the disclosure requirements of Statement No. 133 to provide an enhanced understanding of why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how they affect an entity’s financial position, financial performance and cash flows. The Statement is effective for fiscal years and interim periods beginning on or after November 15, 2008. The adoption of this Statement in the first quarter of 2009 did not impact our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective for fiscal years beginning after December 15, 2008. The adoption of this FSP in the first quarter of 2009 did not impact our consolidated financial statements.

In April of 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107 “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP in the second quarter of 2009 did not impact our consolidated financial statements.

Also in April of 2009, the FASB issued FSP No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP in the second quarter of 2009 did not impact our consolidated financial statements.

Also in April of 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP in the second quarter of 2009 did not impact our consolidated financial statements.

In May of 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement is effective for interim or annual reporting periods ending after June 15, 2009. Adoption of this Statement in the second quarter of 2009 did not impact on our consolidated financial statements but did require additional disclosures.

Recently Issued Pronouncements

In June of 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” On July 1, 2009, the FASB Accounting Standards Codification (Codification) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of the Statement is not expected to impact our consolidated financial statements.

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

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements but the program does not always eliminate our exposure to movements of currency exchange rates. Our net hedging activities for the three and six month periods ended June 30, 2009 and 2008 are summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gains (losses) on foreign exchange forward contracts	$(125)	$(463)	$239	$(2,047)
Gains (losses) on underlying transactions denominated in foreign currency	169	235	(519)	1,399

Net gains (losses)	$44	$(228)	$(280)	$(648)

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts outstanding as of June 30, 2009 follows:

	As of June 30, 2009
	Average Forward Exchange Rate per $1	Notional Amount in Local Currency	Fair Value of Instruments in USD
		(1)	(2)
Currencies:
British Pound (USD/GBP)	1.647	2,941	$(38)
Euro (USD/Euro)	1.405	2,280	(51)
Canadian Dollar (CAD/USD)	1.162	1,128	1

Total fair value of instruments in USD			$(88)

(1)	In thousands of local currency
(2)	In thousands of USD

Cash equivalents, short-term and long-term investments are presented at fair value on our balance sheet. We invest our excess cash in accordance with our investment policy. At June 30, 2009, our excess cash was invested only in certificates of deposit and money market funds. At June 30 and December 31, 2008, our cash was invested primarily in money market funds, commercial paper and auction rate securities. Any adverse changes in interest rates or securities prices may decrease the value of our investments and operating results.

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

Based upon the controls evaluation, our CEO and CFO have concluded that our disclosure controls were effective as of June 30, 2009.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The global economic crisis and the drastic deterioration of consumer sales in late 2008 led to a severe drop-off in our sales beginning in the fourth quarter of 2008 and continuing through the second quarter of 2009 and to date. As retailers continue to reduce their inventory levels that accumulated after consumer sales declined, our sales through at least the first three quarters of 2009 are likely to continue to be lower than sales in the same periods of 2008. We rely heavily on sales to retailers during the third and fourth quarters of each year to achieve our overall sales goals. Also, we rely on strong consumer sales in these periods to prevent unsold inventory from building up at our retailers. Any such inventory build-up can have a continuing negative effect on our sales in the first and second quarters of the next year. Our sales for the fourth quarter of 2008 were significantly below our expectations and constituted a substantially smaller percentage of our annual sales than they have in previous years. Our first and second quarter net sales declined by 28% and 37% respectively in 2009 compared to 2008. We cannot predict whether or when economic conditions will change and many economists predict that the recession will be prolonged and that conditions may deteriorate further before there is any improvement. If consumer sales do not continue to improve significantly, particularly in the latter half of 2009, it is possible that our sales will not recover in the fourth quarter of 2009 and, even if they do, weak sales in the 2009 holiday season could generate the same cycle in 2010.

Recent sales trends have also caused us to reduce our prices or offer promotional incentives or other concessions in sales terms to stimulate retailers’ sales to consumers. As the economic weakness continues, we have provided, and we are likely to continue to provide, more of these concessions in 2009 than we have in the past. Such concessions have led to, among other things, a lower gross margin in the first six months of 2009 than in the first six months of 2008. Consumers may become used to paying lower prices for some of our products and we may be unable to restore normal pricing as a result. Continuing weak economic conditions in the United States or abroad as a result of the current global economic crisis, lower consumer spending, lower consumer confidence, continued high or higher levels of unemployment, higher inflation or even deflation, higher commodity prices, such as the price of oil, political conditions, natural disaster, labor strikes or other factors could negatively impact our sales or profitability in 2009, or beyond.

Retailer liquidity problems could harm our liquidity and financial results.

If retailers encounter liquidity problems due to weak sales or their inability to raise sufficient capital because of credit constraints, we may not be able to collect the accounts receivable we generate based on the orders we fulfill. In recent months, some retailers have not paid us in a timely manner and others have indicated that they are unable to pay any vendors. In addition, there have been an escalating number of bankruptcies among retailers. In those circumstances, we are likely to collect less money than we are owed, and may collect nothing. This is particularly true where the retailer had significant secured debt ahead of our claims. If any of our large retailers suspend or reduce payments to us or file for bankruptcy, the resulting bad debt expense we would incur would likely have a material adverse effect on our results of operations. Further, the combined effect of any smaller retailers failing to make payments could seriously harm our results. In our balance sheet as of June 30, 2009, we reduced our accounts receivable by an allowance for doubtful accounts that would need to be increased if retailers continue to struggle or more bankruptcies were filed. Even where we are not owed money, we may decide not to accept orders from troubled retailers, which would further reduce sales.

In addition to harming our results of operations, an inability to collect on accounts receivable could create serious liquidity problems for us. We generally depend on our collections in the first and second quarters of each year to fund our operations for the rest of the year. If in 2010 or beyond we are unable to collect a material portion of our accounts receivable, and other sources of financing are not available on reasonable terms, we may be unable to execute our business plan or maintain operating levels. See “Our liquidity may be insufficient to meet the long-term or periodic needs of our business” below.

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

Concerns about potential public harm and liability may involve involuntary recalls or lead us to voluntarily recall selected products. For example, in October 2008, we announced a recall of a recharging station made for our Didj handheld gaming system because of concerns about batteries overheating when the charger was used improperly. Additionally, in June 2009, we announced a voluntary recall of our original My Pal Scout to replace the paw decals to update them with embroidered paws because the decals, if removed, may have resulted in a safety issue. Recalls or post-manufacture repairs of our products could harm our reputation and our competitive position, increase our costs or reduce our net sales. Costs related to unexpected defects include the costs of writing down the value of inventory of defective products and providing product replacement, as well as the cost of defending against litigation related to the defective products. Further, as a result of recent recalls and safety issues related to products of a number of manufacturers in the toy industry, some of our retailer customers have been increasing their testing requirements of the products we ship to them. These additional requirements may result in delayed or cancelled shipments, increased logistics and quality assurance costs, or both, which could adversely affect our operations and financial results. In addition, recalls or post-manufacturing repairs by other companies in our industry could affect consumer behavior and cause reduced purchases of our products and increase our quality assurance costs in allaying consumer concerns.

Our business depends on three retailers that together accounted for approximately 59% of our consolidated gross sales and 75% of the United States segment’s gross sales for the first six months of 2009, and our dependence upon a small group of retailers may increase.

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

Sales of consumer electronics and toy products in the retail channel are highly seasonal, causing a substantial majority of our sales to retailers to occur during the third and fourth quarters. In 2008, approximately 72% of our total net sales occurred during the second half of the year and 73% occurred during the same 2007 period. This percentage of total sales may increase as retailers become more efficient in their control of inventory levels through just-in-time inventory management systems. Generally, retailers time their orders so that suppliers like us will fill the orders closer to the time of purchase by consumers, thereby reducing their need to maintain larger on-hand inventories throughout the year to meet demand. If a decline in the economy, or other factors, lead to a decline of sales in the third or fourth quarter in particular, it can have a disproportionate negative impact on our results for the year. For example, with the severs economic downturn in the third and, particularly, the fourth quarter of 2008, our sales in the fourth quarter declined to 29% of total net sales for the year, compared to 41% and 37% of total net sales in 2007 and 2006, respectively, and net sales for our first and second quarters declined by 28% and 37% respectively, compared to the corresponding periods of 2008.

Failure to predict accurately and respond appropriately to retailer and consumer demand on a timely basis to meet seasonal fluctuations, or any disruption of consumer buying habits during this key period, such as may result from the current economic crisis, would harm our business and operating results. For example, the recession of 2008 caused a rapid decline in consumer spending trends and occurred after many retailers had already ordered products for the holiday season. This resulted in retailer higher than expected inventory levels as the year ended. We expect we will incur losses in the first and second quarters of each year for the foreseeable future.

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

In 2008, we introduced a number of new products and services to the market. These new products represented a substantial portion of our 2008 sales, and we expect them to continue to account for a substantial majority of our sales in 2009. We cannot assure you that any new products or services will be widely accepted and purchased by consumers, and if such new products are not successful, our business and operating results will be adversely affected. Some of the key products launched in 2008 have a high price point compared to other children’s products. Consumers may be especially resistant in the current economic climate to purchasing higher-priced products and may elect to defer or omit these discretionary purchases, at least until the economy improves. This could limit or delay sales of our new products and services and create pressure to lower our prices.

Our growing strategic focus on web-based products and customer relationship management may not yield the returns we expect, and may limit the adoption of our products in some international markets.

Our efforts to build a marketing and sales model that relies more on linking directly to consumers through the Internet remains in its early stages and we cannot be sure whether we will realize our expected return on investment. Many of our current and planned key products, such as the Tag reading system, Leapster2 and its successors, and some of our upcoming learning toys, are built as web-enabled products designed to be connected to a computer that has Internet access in order to access content and features. As our strategy shifts to web-enabled products and consumer relationship management, any resistance by parents to buying children’s products requiring installation of software and connecting the product to a computer could have a more pronounced effect on our business. Also, launch or adoption of web-enabled products may be limited in regions where broadband Internet access is not widespread, such as in some international markets. If parents fail to sign up for the Learning Path or to use it at the rates we expect, or choose not to permit us to send them marketing e-mail, our investment in building, maintaining and improving our web-based services may not yield the return on our investment that we anticipate. See also “System failures in our web-based services or store could harm our business.”

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

Although our systems have been designed to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks, and similar events. Some of our systems are not fully redundant, and our disaster recovery planning is not sufficient for all eventualities. Our systems are also subject to break-ins, sabotage, and intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our hosting facilities could result in lengthy interruptions in our services. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures. Any unplanned disruption of our systems could result in adverse financial impact to our operations.

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

Currency conversion risks and fluctuations have recently become more pronounced. Sales to our international customers are transacted primarily in the country’s local currency. If, as in 2008, foreign currency weakens compared to the U.S. dollar, our International segment sales results suffer. For the first six months of 2009, our International segment sales declined by 27% compared to the same period of 2008 and 12% of this decline was attributed to foreign currency fluctuations

Any difficulties with our international operations could harm our future sales and operating results.

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

As of June 30, 2009, Lawrence J. Ellison and entities controlled by him beneficially owned approximately 16.2 million shares of our Class B common stock, which represents approximately 52.4% of the combined voting power of our Class A common stock and Class B common stock. As a result, Mr. Ellison controls all stockholder voting power, including with respect to:

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

Our stock price has been extremely volatile since the markets began suffering rapid declines in stock prices, particularly since the third quarter of 2008. Our closing stock price declined to $2.85 as of the market close on July 31, 2009 from $10.56 on September 30, 2008. All the factors discussed in this section could affect our stock price. The timing of announcements in the public markets regarding new products, product enhancements or product recalls by us or our competitors, or any other material announcements could affect our stock price. Speculation in the media and analyst communities, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock and market trends unrelated to our stock can cause the price of our stock to change. A significant drop in the price of our stock could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, adversely affecting our business.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 4, 2009, we held our Annual Meeting of the Stockholders for the following purposes:

•	To elect our eight nominees for director to serve for the ensuing year and until their successors are elected.

•	To ratify the selection by the audit committee of the board of directors of Ernst & Young LLP as our independent registered accounting firm for our fiscal year ending December 31, 2009.

•	To conduct any other business properly brought before the meeting or any postponement or adjournment thereof.

The following directors were elected to our board of directors based on the following votes:

	For	Withheld
Jeffrey G. Katz	293,875,621	11,576,723
Thomas J. Kalinske	293,941,042	11,511,302
Paul T. Marinelli	291,348,939	14,103,405
Stanley E. Maron	297,359,959	8,092,385
E. Stanton McKee, Jr.	297,361,936	8,090,408
David C. Nagel	297,364,338	8,088,006
Philip B. Simon	291,348,844	14,103,500
Caden Wang	297,369,192	8,083,152

The proposal to ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2009 was ratified by the following vote:

For	Against	Abstain	Broker Non-Votes
296,895,045	8,540,846	16,453	0

Other business brought before the meeting included two proposals to amend our Amended and Restated Bylaws (our “Bylaws”) as described below. These proposals were presented and approved at the meeting by Mollusk Holdings, LLC, an entity controlled by Lawrence J. Ellison, which owns shares representing a majority of our voting power. Our Board of Directors did not solicit proxies for or against the proposals to amend the Bylaws, nor did the Board make any recommendation for or against the proposals. Except as set forth below, the amendments to the Bylaws were effective upon adoption by our stockholders. The newly adopted amendments to the Bylaws provide that:

•

Vacancies on our board of directors may be filled in the manner provided in our certificate of incorporation or by our stockholders. Our certificate of incorporation provides that any vacancy on the board of directors may be filled by a majority of the directors then in office, although less than a quorum, or by a sole remaining director, and thus, does not expressly permit stockholders to fill vacancies. Previously, our Bylaws provided only that vacancies would be filled in the manner provided in our certificate of incorporation.

•

We will not be governed by Section 203 of the Delaware General Corporation Law (“Section 203”), after June 4, 2010, the date that is 12 months after adoption of this new section of our Bylaws. Subject to various exceptions, Section 203 imposes restrictions upon business combinations and certain other transactions as specified in the statute between us and any “interested stockholder” (generally, a holder of shares representing 15% or more of our outstanding voting power).

Both of the foregoing proposals from Mollusk were approved at the meeting by the following vote:

For	Against	Abstain	Broker Non-Votes
271,407,940	0	0	0

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith

3.01		Amended and Restated Certificate of Incorporation.	S-1	333-86898	3.03	7/22/2002

3.02		Amended and Restated Bylaws.	8-K	001-31396	3.01	6/5/2009

4.01		Form of Specimen Class A Common Stock Certificate.	10-K	001-31396	4.01	3/7/2006

4.02		Fourth Amended and Restated Stockholders Agreement, dated May 30, 2004, among LeapFrog and the investors named therein.	10-Q	001-31396	4.02	8/12/2003

10.01	*	Amended and Restated 2002 Non-Employee Directors’ Stock Award Plan.					X

31.01		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	**	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*  Indicates management contract or compensatory plan or arrangement.

**  These certifications accompany LeapFrog’s Quarterly Report on Form 10-Q; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of LeapFrog under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc.
(Registrant)

/s/ Jeffrey G. Katz
Jeffrey G. Katz
Chairman and Chief Executive Officer
(Authorized Officer)

Date: August 3, 2009

/s/ William B. Chiasson
William B. Chiasson
Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Original Exhibit Number	Filing Date

3.01	Amended and Restated Certificate of Incorporation.	S-1	333-86898	3.03	7/22/2002

3.02	Amended and Restated Bylaws.	8-K	001-31396	3.01	6/5/2009

4.01	Form of Specimen Class A Common Stock Certificate.	10-K	001-31396	4.01	3/7/2006

4.02	Fourth Amended and Restated Stockholders Agreement, dated May 30, 2004, among LeapFrog and the investors named therein.	10-Q	001-31396	4.02	8/12/2003

10.01*	Amended and Restated 2002 Non-Employee Directors’ Stock Award Plan.					X

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01**	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	Indicates management contract or compensatory plan or arrangement.
**	These certifications accompany LeapFrog’s Quarterly Report on Form 10-Q; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of LeapFrog under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.