Form 10-Q
period 2009-09-30
LEAPFROG ENTERPRISES INC
filed 2009-11-03
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of October 30, 2009, 36,882,740 shares of Class A common stock, par value $0.0001 per share, and 27,140,794 shares of Class B common stock, par value $0.0001 per share, respectively, of the registrant were outstanding.

LEAPFROG ENTERPRISES, INC.

PART I.

FINANCIAL INFORMATION

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,		December 31,
	2009	2008	2008
ASSETS	(Unaudited)		(See Note 1)
Current assets:
Cash and cash equivalents	$29,537	$23,644	$79,101
Accounts receivable, net of allowances for doubtful accounts of $1,389, $588 and $3,872 respectively	92,323	160,192	89,918
Inventories	71,570	95,732	56,937
Prepaid expenses and other current assets	9,948	13,121	10,822
Deferred income taxes	3,182	3,072	3,189

Total current assets	206,560	295,761	239,967
Long-term investments	5,000	8,701	4,962
Deferred income taxes	511	216	497
Property and equipment, net	14,396	19,202	19,611
Capitalized product costs, net	15,083	17,133	16,227
Goodwill	19,549	19,549	19,549
Other assets	6,478	7,901	5,260

Total assets	$267,577	$368,463	$306,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,678	$76,001	$55,098
Accrued liabilities	31,128	43,839	44,596
Income taxes payable	629	187	229

Total current liabilities	90,435	120,027	99,923
Long-term deferred income taxes	14,442	20,868	22,404
Other long-term liabilities	2,562	2,156	3,820
Stockholders’ equity:
Class A Common Stock, par value $0.0001
Authorized - 139,500 shares;
Issued and outstanding: 36,881, 36,141 and 36,627, respectively	4	4	4
Class B Common Stock, par value $0.0001
Authorized - 40,500 shares;
Issued and outstanding: 27,141, 27,614 and 27,141, respectively	3	3	3
Treasury stock	(185)	(185)	(185)
Additional paid-in capital	375,205	361,763	364,657
Accumulated other comprehensive income (loss)	(271)	2,023	(2,055)
Accumulated deficit	(214,618)	(138,196)	(182,498)

Total stockholders’ equity	160,138	225,412	179,926

Total liabilities and stockholders’ equity	$267,577	$368,463	$306,073

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$111,906	$194,626	$191,197	$321,240
Cost of sales	64,119	109,300	116,583	187,896

Gross profit	47,787	85,326	74,614	133,344

Operating expenses:
Selling, general and administrative	21,738	27,172	62,135	83,945
Research and development	7,387	11,688	26,900	36,674
Advertising	7,107	14,590	13,608	26,915
Depreciation and amortization	2,485	2,484	8,023	7,201

Total operating expenses	38,717	55,934	110,666	154,735

Income (Loss) from operations	9,070	29,392	(36,052)	(21,391)

Other income (expense):

Interest income	108	246	456	2,047
Interest expense	(4)	(106)	(30)	(140)
Other, net	(864)	(1,589)	(1,632)	(4,049)

Total other expense	(760)	(1,449)	(1,206)	(2,142)

Income (Loss) before income taxes	8,310	27,943	(37,258)	(23,533)
Provision for (Benefit from) income taxes	1,092	3,892	(5,138)	421

Net income (loss)	$7,218	$24,051	$(32,120)	$(23,954)

Net income (loss) per share:
Class A and B - basic and diluted	$0.11	$0.38	$(0.50)	$(0.38)

Weighted average shares used to calculate net income (loss) per share:
Class A and B - basic	64,106	63,683	63,873	63,589

Class A and B - diluted	64,262	63,923	63,873	63,589

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating Activities:
Net loss	$(32,120)	$(23,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,820	15,614
Unrealized foreign exchange (gain) loss	(1,668)	1,826
Deferred income taxes	(6,236)	330
Stock-based compensation expense	8,554	8,015
Impairment of investment in auction rate securities	426	2,822
Loss on disposal of long-term assets	1,130	41
Allowance for doubtful accounts	(1,356)	942
Other changes in operating assets and liabilities:
Accounts receivable, net	35	(36,096)
Inventories	(13,812)	(45,918)
Prepaid expenses and other current assets	1,005	7,079
Other assets	(1,434)	502
Accounts payable	2,975	31,358
Accrued liabilities	(13,225)	(13,123)
Long-term liabilities	(964)	531
Income taxes payable	400	94
Other	1,648	(1,826)

Net cash used in operating activities	(39,822)	(51,763)

Investing activities:
Purchases of property and equipment	(4,095)	(7,483)
Capitalization of product costs	(5,628)	(9,777)
Other long-term assets	(235)	-

Net cash used in investing activities	(9,958)	(17,260)

Financing activities:
Proceeds from stock option exercises and employee stock purchase plans	77	623
Net cash paid for payroll taxes on restricted stock unit releases	(263)	(731)

Net cash used in financing activities	(186)	(108)

Effect of exchange rate changes on cash	402	(685)

Net change in cash and cash equivalents for the period	(49,564)	(69,816)
Cash and cash equivalents at beginning of period	79,101	93,460

Cash and cash equivalents at end of period	$29,537	$23,644

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

The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 2 to the consolidated financial statements included in the Company’s 2008 Form 10-K.

Due to the seasonality of the Company’s business, the results of operations for interim periods are not necessarily indicative of the operating results for a full year.

The Company evaluated subsequent events through November 3, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the SEC.

Certain amounts in the financial statements for prior periods have been reclassified to conform to the current year presentation.

2.	Inventories

Inventories consisted of the following as of September 30, 2009 and 2008, and December 31, 2008:

	September 30,		December 31,
	2009	2008	2008
Raw materials	$2,940	$7,713	$5,521
Work in process	-	11,145	1,621
Finished goods	68,630	76,874	49,795

Total	$71,570	$95,732	$56,937

As of September 30, 2009, the Company’s agreements with contract manufacturers were modified such that title and risk of loss now pass to the Company upon delivery of finished goods. As a result, the Company no longer holds title to any work in progress inventory. Related work in progress inventory held by the contract manufacturers approximated $8,942 as of September 30, 2009.

3.	Fair Values of Financial Instruments and Investments

Fair value is defined by authoritative guidance as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

•

Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. The Company’s Level 1 assets consist of money market funds and certificates of deposit with original maturities of three months or less. These assets are considered highly liquid and are stated at cost which approximates market value.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

•

Level 2 includes financial instruments for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument. Such inputs could be quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transactions (less active markets) or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data, including market interest rate curves, referenced credit spreads and pre-payment rates. The Company’s Level 2 assets and liabilities consist of outstanding foreign exchange forward contracts used to hedge its exposure to certain foreign currencies including the British Pound, Canadian Dollar, Euro, and Peso. The Company’s outstanding foreign exchange forward contracts, all with maturities of approximately one month, had notional values of $15,890, $21,890 and $42,608 at September 30, 2009, December 31, 2008 and September 30, 2008, respectively. The fair market values of these instruments as of the same periods were ($171), $540 and $468, respectively. The fair value of these contracts was recorded in prepaid expenses and other current assets for all periods presented.

•

Level 3 includes financial instruments for which fair value is derived from valuation techniques including pricing models and discounted cash flow models in which one or more significant inputs are unobservable, including the Company’s own assumptions. The Company’s Level 3 assets consist of investments in auction rate securities (ARS). Historically, liquidity for ARS was provided via an auction process that reset the applicable interest rate generally every 28 days, allowing investors to either roll over their investments or sell them at par. As a result of liquidity issues in the global credit and capital markets, auctions for all of the Company’s ARS began failing in the fourth quarter of 2007 when sell orders exceeded buy orders. Currently, there is no active market for these securities; therefore, they do not have readily determinable market values. The Company has engaged a third-party valuation firm to estimate the fair value of the ARS investments using a discounted cash flow approach, which was corroborated by a separate and comparable discounted cash flow analysis prepared internally. Based on this valuation, the ARS investments were valued at $5,000 at September 30, 2009, which represents an overall decline in value of $9,000 from par. The assumptions used in preparing the discounted cash flow model are based on data available as of September 30, 2009 and include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. Given the current market environment, these assumptions are volatile and subject to change, and therefore could result in significant changes to the estimated fair value of our ARS. Contractual maturity for the Company’s ARS investments ranges from 2025 to 2050.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, December 31, 2008 and September 30, 2008:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2009:
Financial Assets:
Money market funds and certificates of deposit	$24,201	$24,201	$-	$-
Long-term investments	5,000	-	-	5,000

Total financial assets	$29,201	$24,201	$-	$5,000

Financial Liabilities:
Forward currency contracts	$171	$-	$171	$-

December 31, 2008:
Financial Assets:
Money market funds	$53,502	$53,502	$-	$-
Forward currency contracts	540	-	540	-
Long-term investments	4,962	-	-	4,962

Total financial assets	$59,004	$53,502	$540	$4,962

September 30, 2008:
Financial Assets:
Money market funds	$17,700	$17,700	$-	$-
Forward currency contracts	468	-	468	-
Long-term investments	8,701	-	-	8,701

Total financial assets	$26,869	$17,700	$468	$8,701

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Effective in the second quarter of 2009, if a debt security’s market value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company is required to record an other-than-temporary impairment charge to investment income for the entire amount of the impairment. For the remaining debt securities, if an other-than-temporary impairment exists, the Company separates the other-than-temporary impairment into the portion of the loss related to credit factors (“credit loss portion”), and the portion of the loss that is not related to credit factors (“noncredit loss portion”). The credit loss portion is the difference between the amortized cost of the security and the Company’s best estimate of the present value of the cash flows expected to be collected from the debt security. The noncredit loss portion is the residual amount of the other-than-temporary impairment. The credit loss portion is recorded as a charge to investment income, and the noncredit loss portion is recorded as a separate component of other comprehensive income. Prior to the second quarter of fiscal 2009, the entire other-than-temporary impairment charge was recognized in earnings for all debt securities. Subsequent recoveries in value are recorded to accumulated other comprehensive income. During the nine months ended September 30, 2009, there was a $426 decline in the Company’s estimated cash flows expected to be collected on its ARS investments of which $403 was determined to be credit related and therefore reported as a reduction to earnings.

For the nine months ended September 30, 2009, the Company accounted for gains and losses incurred on its ARS as shown below:

	Long-term Investments	Accumulated Other Comprehensive Income	Accumulated Losses on Investments
	(Balance Sheets)	(Balance Sheets)	(Statements of Operations)
Balance at December 31, 2008	$4,962	$-	$(9,038)
Gains (losses) for the nine months ended:
September 30, 2009	38	464	(426)

Balance at September 30, 2009	$5,000	$464	$(9,464)

4.	Goodwill

The Company’s goodwill is related to its 1997 acquisition of substantially all the assets and business of its predecessor, LeapFrog RBT, and its 1998 acquisition of substantially all the assets of Explore Technologies and is allocated to the Company’s United States reporting unit.

The Company tests its goodwill for impairment annually, and between annual tests if an event occurs or circumstances change that indicate an impairment has more likely than not occurred. When evaluating goodwill for impairment, authoritative guidance requires a two-step approach in which the Company first compares the fair value of the reporting unit to its carrying value to determine if there is an impairment loss. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired; thus application of the second step of the two-step approach is not required.

The Company most recently performed the annual test for impairment in December of 2008 and concluded that its goodwill balance of $19,549 had not been impaired. At least quarterly, the Company considers the need to update its most recent annual impairment test based on management’s assessment of changes in its business, the economic environment and other factors occurring after the most recent annual evaluation. The most recent assessment was performed as of September 30, 2009, and as a result, management concluded that there were no impairment indicators as the assumptions used to base the year end assessment remained appropriate.

5.	Income Taxes

The Company’s effective income tax rates were 13.1% and 13.8% for the three and nine months ended September 30, 2009, respectively, compared with 13.9% and (1.8)%, respectfully, for the same periods of 2008. The calculation of the effective tax rates for all periods included a non-cash valuation allowance recorded against the Company’s domestic deferred tax assets. Deferred tax liabilities and other long-term tax liabilities of $14,442 are reported as long-term liabilities on the balance sheets.

The provision for income tax was $1,091 and $3,892, respectively, for the three months ended September 30, 2009 and 2008. For the nine months ended September 30, 2009, the income tax benefit was $5,138, compared with a tax provision of $421 for the same period last year. On a year-to-date basis, 2009 includes a $6,229 benefit from the recognition of previously unrecognized tax benefits including accrued interest of $2,509 due to the expiration of applicable statutes of limitations.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits in the future could decrease by up to $1,410 over the course of the next twelve months due to reaching the expiration of statutes of limitations, of which up to $845 will affect the effective tax rate.

6.	Facilities Closure

In the fourth quarter of 2008, the Company vacated a portion of its leased headquarter facilities in Emeryville, California, and incurred lease restructuring costs that were recorded to the balance sheet and will offset operating expenses over the remaining life of the lease. During the second quarter of 2009, the Company sublet a portion of the facility to a third party.

The following table sets forth facilities closure liability activity during the nine months ended September 30, 2009:

Facility Closure Liability
Balance at December 31, 2008	$2,263
Accretion of facility closure costs	(411)
Facility sublease adjustment	(1,185)

Balance at September 30, 2009	$667

As of September 30, 2009 and 2008, and December 31, 2008, the facilities closure liabilities were $667, $0 and $2,263, respectively, of which, $185 and $534 were included in current liabilities and $482 and $1,729 were included in other long-term liabilities as of September 30, 2009 and December 31, 2008, respectively. In addition, the Company recorded $963 and $1,084 in selling, general and administrative expense related to the write-off of assets associated with the vacated space for the three and nine months ended September 30, 2009.

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

During the second quarter of 2009, the Company made two stock option grants to certain management employees and board members to purchase an aggregate of 2,705 shares of our Class A common stock that vest based upon a service condition and a market condition. The fair value of stock options with a market condition is estimated on the date of the grant using a Monte-Carlo simulation. The simulation generates a defined number of stock price paths to develop a reasonable estimate of future expected stock price ranges based on vesting requirements and the assumed exercise behavior of the grants. The model assumes options will be exercised uniformly over the remaining life if and when the vesting and market conditions are met. All other assumptions are consistent with option grants that vest solely upon a service condition.

In general, the fair value of stock options with a service condition only is estimated at the date of the grant using a Black-Scholes option pricing model and related assumptions.

The table below summarizes award activity for the nine month period ended September 30, 2009:

	Stock Options	RSUs/ RSAs	Total Awards
Outstanding at December 31, 2008	8,119	918	9,037

Activity for the nine months ended September 30, 2009:
Grants	6,892	35	6,927
Stock option exercises/vesting RSUs	-	(300)	(300)
Retired or forfeited	(7,810)	(103)	(7,913)

Total stock-based compensation awards outstanding at September 30, 2009	7,201	550	7,751

Total stock-based compensation awards available for grant at September 30, 2009			5,469

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The table below summarizes stock-based compensation expense for the three and nine month periods ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
SG&A:
Stock options	$2,102	$1,707	$5,727	$5,187
RSUs/RSAs	499	660	1,728	1,700

Total SG&A	2,601	2,367	7,455	6,887
R&D:
Stock options	196	177	557	552
RSUs/RSAs	185	359	543	576

Total R&D	381	536	1,100	1,128

Total stock-based compensation expense	$2,982	$2,903	$8,555	$8,015

Stock-based compensation expense is calculated based on the fair value of each award on the grant date. In general, the fair value for stock option grants with only a service condition is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected term of option in years	6.25	6.25	5.92	4.95
Volatility rate	55.0%	45.0%	46.9%	41.0%
Risk-free interest rate	2.9%	3.2%	2.3%	3.1%
Dividend yield rate	0%	0%	0%	0%

The fair value for the stock option grants with both a service and market condition is estimated using the Monte-Carlo simulation with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected term of option in years	4.02	n/a	3.25	n/a
Volatility rate	55.0%	n/a	55.0%	n/a
Risk-free interest rate	2.0%	n/a	1.5%	n/a
Dividend yield rate	0%	n/a	0%	n/a

On August 26, 2009, the stockholders of the Company approved a stock option exchange program, as described in the Company’s definitive proxy statement filed with the SEC on July 15, 2009. Under the option exchange program (“the Offer”), the Company offered to exchange, for new lower-priced options, certain outstanding options previously granted under either our 2002 Equity Incentive Plan or 2002 Non-Employee Director Stock Award Plan or under two non-plan options held by our Chief Executive Officer. Option holders eligible to participate in the Offer to exchange tendered, and the Company accepted for cancellation, options to purchase an aggregate of 6,372 shares of the Company’s Class A common stock from 214 participants, representing 96.5% of the total shares of Class A common stock underlying options eligible for exchange in the Offer.

In accordance with the Offer, except as described below for the Company’s CEO and members of the board of directors, the number of shares subject to each new option grant was determined using an exchange ratio designed to maintain approximately the same fair value, for accounting purposes, of the new option grant (at the time of grant) as the fair value of the corresponding eligible option grants surrendered for exchange (at the time immediately prior to cancellation). Accordingly, the Company granted new options to purchase an aggregate of 3,595 shares of Class A common stock in exchange for the cancellation of the tendered eligible options.

The exchange ratios were calculated using a Monte-Carlo simulation based on the closing price of the Class A common stock as reported on the New York Stock Exchange (the “NYSE”) for the business day prior to the expiration date of the Offer on August 26, 2009, which was $3.79 (the “Market Price”), as well as other valuation assumptions such as expected term, volatility, risk-free interest rate, and probabilities of exercise and forfeiture. The exercise price per share of the new options other than those granted to the CEO and directors was the Market Price. In the case of any new option grants issued to the Company’s CEO and directors, while the exercise price of such options was $6.25, the exchange ratio was determined using the Market Price to calculate the value of the new option grants, with the result that these individuals received grants covering fewer shares than they would have received had the value of the new option grants been calculated using $6.25. The exchange was designed to result in no additional compensation expense.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

8.	Derivative Financial Instruments

At September 30, 2009, December 31, 2008 and September 30, 2008, the Company had outstanding foreign exchange forward contracts with notional values of $15,890, $21,890 and $42,608, respectively. The gains and losses on these instruments are recorded in “other income (expense)” in the consolidated statements of operations. Gains and losses from foreign exchange forward contracts, net of gains and losses on the underlying transactions denominated in foreign currency, for the three and nine month periods ended September 30, 2009 and 2008 are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gains (losses) on foreign exchange forward contracts	$(314)	$829	$(74)	$(1,219)
Gains (losses) on underlying transactions denominated in foreign currency	137	(1,273)	(383)	127

Net losses	$(177)	$(444)	$(457)	$(1,092)

9.	Comprehensive Net Income (Loss)

Comprehensive net income (loss) consists of net income (loss) and net gains (losses) incurred from translating the foreign currency-denominated financial statements of the Company’s subsidiaries into U.S. dollars, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$7,218	$24,051	$(32,120)	$(23,954)
Currency translation adjustments	81	(3,010)	1,504	(2,157)
Temporary impairment gain (loss) on investments	(70)	-	464	-
Tax expense allocated to temporary gain (loss) on investments	28	-	(184)	-

Comprehensive net gain (loss)	$7,257	$21,041	$(30,336)	$(26,111)

10.	Net Income (Loss) per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of Class A and Class B common stock (“common shares”) outstanding during the reporting period. Diluted earnings per share is computed by dividing net income by the combination of dilutive common share equivalents, which comprises common shares issuable under the Company’s share-based compensation plans, and the weighted average number of common shares outstanding during the reporting period. Dilutive common share equivalents include in-the-money common share equivalents; whether common share equivalents are “in-the-money” is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when the option is exercised are assumed to be used to repurchase shares in the current period.

For all periods presented, common share equivalents are excluded from the calculations of net loss per share, as their effect on net loss per share would be antidilutive. Outstanding weighted average common share equivalents of Class A shares excluded from the calculations were 155,800 and 240,100, and 129,277 and 260,647 for the three and nine month periods ended September 30, 2009 and 2008, respectively.

The following table sets forth the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(Numerator)
Net income (loss)	$7,218	$24,051	$(32,120)	$(23,954)

(Denominator)
Weighted average shares outstanding during period:
Class A and B - basic	64,106	63,683	63,873	63,589

Class A and B - diluted	64,262	63,923	63,873	63,589

Net income (loss) per share:
Class A and B - basic and diluted	$0.11	$0.38	$(0.50)	$(0.38)

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

11.	Borrowings Under Credit Agreements

On August 13, 2009, the Company, certain financial institutions (“Lenders”) and Bank of America, N.A., as agent for the Lenders (the “Agent”) entered into an Amended and Restated Loan and Security Agreement for a $75,000 asset-based revolving credit facility (“Loan Agreement”). The maturity date of the facility is August 13, 2012, at which time any borrowings under the facility must be repaid. The Company may make voluntary prepayments of borrowings at any time. Provided there is no default under the Loan Agreement and subject to availability of additional credit, the Company may elect, without the consent of any of the Lenders, to increase the size of the credit facility under the Loan Agreement up to an aggregate of $150,000. Availability under this agreement was $64,708 as of September 30, 2009.

This new credit facility supersedes and replaces the Company’s previous $100,000 credit facility dated November 8, 2005 which would have otherwise expired in November 2010 and was terminated as of August 13, 2009 in connection with signing of the Loan Agreement.

The Loan Agreement includes the following terms that are substantially similar to those of the Terminated Agreement:

•

The borrowing availability varies according to the levels of the Company’s accounts receivable, inventory, and cash and investment securities deposited in secured accounts with the Agent or other Lenders. Subject to the level of this borrowing base, the Company may make and repay borrowings from time to time until the maturity of the facility.

•

The interest rate is, at the Company’s election, the Agent’s prime rate (or base rate) or a LIBOR rate defined in the Loan Agreement, plus, in each case, an applicable margin. The applicable margin for a loan depends on the average monthly usage and the type of loan.

•

The Loan Agreement contains customary events of default, including payment failures; failure to comply with covenants; failure to satisfy other obligations under the credit agreements or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; material judgments; change-in-control provisions and the invalidity of the guaranty or security agreements. If any event of default under the Loan Agreement occurs, the Agent or the other Lenders may terminate their respective commitments, declare immediately due all borrowings under the facility and foreclose on the collateral. A cross-default provision applies if a default occurs on other indebtedness in excess of $5,000 and the applicable grace period in respect of the indebtedness has expired, such that the lender of, or trustee for, the defaulted indebtedness has the right to accelerate.

•	The Company has granted a security interest in substantially all of its assets to the Agent as security for its obligations under the facility.

•

The Company is required to maintain a ratio of EBITDA to fixed charges, each as defined in the Loan Agreement, of at least 1.1 to 1.0 when the covenant is required to be tested (compared to 1.0 to 1.0 under the Terminated Agreement). As with the Terminated Agreement, the ratio is measured only if certain borrowing-availability thresholds are not met.

Under the Loan Agreement for the new credit facility, the interest rate is, initially, for LIBOR rate loans, 4.00% over the LIBOR rate or, for base rate loans, 3.00% over the Agent’s prime rate. After six months the interest rate will vary based on borrowing availability.

12.	Segment Reporting

The Company’s business is organized, operated and assessed in two geographic segments, United States and International. The Company’s Chief Executive Officer (“CEO”) is the Company’s chief operating decision maker that allocates resources to and assesses the performance of each operating segment based on information about the segments’ net sales and operating income (loss) before interest and taxes.

Historically, the Company organized, operated and assessed its business in three segments, U.S. Consumer, International and School. During 2008, the Company ceased marketing directly to the educational channel and reduced headcount and direct facilities expenses related to the school business, transferring responsibility for this channel to the former U.S. Consumer operating segment. Accordingly, the two segments were consolidated and their results have been reclassified into the United States segment throughout this Form 10-Q for all periods presented.

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

The table below shows certain information by segment for the three and nine month periods ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales:
United States	$89,856	$156,438	$150,875	$258,077
International	22,050	38,188	40,322	63,163

Totals	$111,906	$194,626	$191,197	$321,240

Income (Loss) from operations:
United States	$2,283	$23,829	$(42,495)	$(20,988)
International	6,787	5,563	6,443	(403)

Totals	$9,070	$29,392	$(36,052)	$(21,391)

For the periods presented, no country other than the United States accounted for 10% or more of the Company’s consolidated net sales. The Company attributes sales to non-United States countries on the basis of sales billed by each of its foreign subsidiaries to such subsidiaries. Additionally, the Company attributes sales to non-United States countries if the product is shipped from Asia or one of its leased warehouses in the United States to a non-United States distributor.

13.	New Accounting Guidance

On July 1, 2009, the FASB Accounting Standards Codification (ASC) became the exclusive reference for nongovernmental accounting principles generally accepted in the United States for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which also are authoritative GAAP for SEC registrants. Accordingly, all references to legacy guidance issued under previously recognized authoritative literature have been removed or replaced by the relevant sections of the ASC.

Recently Adopted Guidance

In April of 2009, the FASB issued guidance codified within ASC 320 “Investments – Debt and Equity Securities” (ASC 320). This guidance amended the other-than-temporary impairment guidance in ASC 320 for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The guidance did not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. It was effective for interim reporting periods ending after June 15, 2009. Adoption of this guidance in the second quarter of 2009 impacted the way the Company records the credit portion of other-than-temporary impairments related to its investments in auction rate securities.

In May of 2009, the FASB issued guidance codified within ASC 855 “Subsequent Events.” This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for interim or annual reporting periods ending after June 15, 2009. Adoption of this guidance in the second quarter of 2009 did not impact our consolidated financial statements but did require additional disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report on Form 10-Q, including the sections entitled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors,” contains forward-looking statements, including statements regarding: the effects of global economic conditions on our business; our expectations for sales trends, margins, profitability, liquidity, expenses, inventory or cash balances, capital expenditures, cash flows, or other measures of financial performance in future periods; future products and services we may offer; anticipated competitive benefits of our strategy or of current or future products or services; and the effects of strategic actions on future financial performance. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. These risks and other factors include those listed under “Risk Factors” in Part II, Item 1A of this Form 10-Q and those found elsewhere in this Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

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

Our Business

We design, develop and market a family of innovative technology-based learning platforms and related proprietary content for children of all ages for use at home and in schools around the world. We have created more than 340 interactive software titles, covering important subjects such as phonics, reading, writing and math. In addition, we have a broad line of stand-alone educational products, or learning toys, that do not require the separate purchase of software and are generally targeted at children from infancy through age five. Our products are available in six languages and are sold globally through retailers, distributors and directly to schools. Our goal is to create educational products that kids love, parents trust and teachers value.

We generate revenue from selling platform hardware including our Tag and Tag Jr. reading systems, our classic Leapster, Leapster2 and Didj educational gaming platforms, and our Clickstart: My First Computer and Zippity learning systems, along with a range of other learning toys. We also generate revenue from the sale of a wide range of content which we develop, based on licensed characters or using LeapFrog-owned characters for our platforms.

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

The global economic crisis, which began impacting consumer spending in the third quarter of 2008, led to a severe sales decline in the fourth quarter of 2008 resulting in a departure from our normal seasonal pattern described above. As retailers reacted to sharply declining consumer spending, our sales for the fourth quarter of 2008 were significantly below our expectations and constituted a substantially smaller percentage of our annual sales than they have in previous years. In addition, weak retail consumer spending generated unusually high retail inventory levels which adversely impacted net sales for the first three quarters of 2009. Given the seasonality of our business, declines in sales in the third and fourth quarters generally have a disproportionate impact on our annual operating results as well as our cash flows from operations at the beginning of the following year due to higher than anticipated retailer inventory levels. We believe retail inventory levels were brought down to appropriate levels during the third quarter of 2009 through promotions and discounting programs during the first three quarters.

Reducing our cost structure to remain competitive in a challenging economic environment has been a priority in 2009. For example, during the second quarter of 2009, we sublet a portion of our headquarter facilities in Emeryville, California. Further, we have continued to automate and simplify our operational processes, reduced staffing levels throughout the year, and we have spent less and plan to continue spending less on non-targeted advertising.

We intend to focus our spending resources on building out our core product lines and adding to our content library. We invest in research and development (“R&D”) of existing and new lines of business that we believe will contribute to our long-term growth and profitability. For example, we continue to invest in developing new hardware platforms and content based on the latest relevant technologies that impact both offline and online play experiences. We believe delivering innovative and high-value experiences that are fun and that facilitate broad learning in kids who play with our products is the key to our future growth.

We face significant risks associated with the current economic downturn and continuing uncertainty through at least 2009. Weak sales in the fourth quarter of 2008 meant that retailers built up inventories of our products, which negatively impacted our sales for the first two full quarters and part of the third quarter of 2009. In addition, many retailers have encountered liquidity problems. If any of our significant retailers suspend or reduce payments to us, become insolvent or file for bankruptcy, the resulting bad debt expense we would incur would have an adverse effect on our results of operations. The potential business risk for us from macroeconomic conditions anticipated for 2009 is discussed further in Part II. Item 1A.—Risk Factors—“The current economic crisis has had a material adverse effect on our sales, and we cannot be certain when sales will recover,” “Retailer liquidity problems could harm our liquidity and financial results,” and “Our liquidity may be insufficient to meet the long-term or periodic needs of our business.”

Our strategic priorities for the remainder of 2009 and beyond are to invest in the core categories of reading, educational gaming, our standalone toy line and in our Learning Path “ecosystem.” Our marketing will be aimed at increasing consumer sales in each of these lines, driving content sales to be a greater percentage of our overall sales, and catalyzing new growth in the children’s learning category. We have launched new connected products and content in our reading and gaming lines, and we have expanded our learning toy line in 2009. New learning toy products include our widely reviewed and relatively inexpensive Scout line of learning toys, and the Zippity learning system, a gaming system featuring full body-movement controls, which is our first co-branded product with Disney.

Consolidated Results of Operations

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008	2009 vs 2008	2009	2008	2009 vs 2008

(Dollars in millions)
Net sales	$111.9	$194.6	-42%	$191.2	$321.2	-40%
Gross margin *	43%	44%	(1) **	39%	42%	(3) **
Operating expenses	38.7	55.9	-31%	110.7	154.7	-28%
Income (Loss) from operations	9.1	29.4	-69%	(36.1)	(21.4)	-69%
Net income (loss) per share - basic and diluted	$0.11	$0.38	-71%	$(0.50)	$(0.38)	-32%

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Net sales for the three and nine month periods ended September 30, 2009 decreased 42% and 40%, respectively, as compared to the same periods in 2008. For the three month period, the decrease primarily reflects fewer new platform launches and lower shipments of related content in 2009 as compared to 2008 and, to a lesser degree, lower retailer demand in 2009 given the higher than expected 2008 year end retail inventory levels. For the nine month period, the decrease was driven primarily by the higher than expected 2008 year end retail inventory levels. Foreign currency exchange rates accounted for approximately $1.6 and $4.5 million or 1% and 1% of the decrease in net sales during the three and nine months ended September 30, 2009, respectively.

Gross margin for the three and nine months ended September 30, 2009 declined one and three percentage points as compared to the same periods in 2008. The decline was primarily due to a combination of lower sales relative to fixed costs, and an increased proportion of sales of lower margin products. Increased promotion activity and discounting intended to address the higher than expected retail inventory levels at the end of 2008 had a proportionally greater affect on the nine month period than the three month period ended September 30, 2009.

Operating expenses for the three and nine month periods ended September 30, 2009 declined 31% and 28%, respectively, from the same periods in 2008 as a result of reduced headcount-related expenses in line with the continued focus on reducing our cost structure, significantly less television based advertising thus far in 2009 as compared to 2008, as well as reduced advertising related costs driven by fewer new platform launches in the current periods as compared to the same periods of the prior year. Total fulltime U.S. employees declined by 146 or 21% from September 30, 2008 to September 30, 2009 due to a combination of reductions in force and the migration of certain aspects of our product development cycle to external parties.

Income from operations for the three months ended September 30, 2009 declined 69% and loss from operations for the nine months ended September 30, 2009 increased 69% as compared to the same periods in 2008, as the decline in operating expenses for these 2009 periods was not great enough to offset the significant sales and gross profit declines in each of these periods.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist of salaries, employee benefits and stock-based compensation as well as other expenses associated with executive management, finance, legal, information technology, facilities, human resources, indirect sales, marketing, rent, other professional services, office supplies and bad debt.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2009	2008	2009 vs 2008	2009	2008	2009 vs 2008

SG&A expenses	$21.7	$27.2	-20%	$62.1	$84.0	-26%
As a percent of net sales	19%	14%	5 *	32%	26%	6 *

*	Percentage point change

SG&A expenses for the three and nine month periods ended September 30, 2009 declined 20% and 26%, respectively, as compared to the same periods of 2008, primarily driven by a decrease in headcount due to workforce reductions implemented during 2008 and ordinary attrition, which resulted in lower overall salary and bonus expenses. Total fulltime SG&A employees declined by 98, or 24%, from September 30, 2008 to September 30, 2009.

Research and Development Expenses

Research and development (“R&D”) expenses consist of salaries, employee benefits, stock-based compensation and other expenses associated with content and product development and product engineering, as well as third-party development and programming services and localization costs to translate content for international markets. We capitalize external third-party costs related to content development and amortize them as a part of cost of sales in our statements of operations.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2009	2008	2009 vs 2008	2009	2008	2009 vs 2008

R&D expenses	$7.4	$11.7	-37%	$26.9	$36.7	-27%
As a percent of net sales	7%	6%	1 *	14%	11%	3 *

*	Percentage point change

R&D expenses for the three and nine month periods ended September 30, 2009 declined 37% and 27%, respectively, as compared to the same periods in 2008. The decrease was driven primarily by lower overall salary related expenses as the number of R&D employees declined by 17% from September 30, 2008 to September 30, 2009 due to workforce reductions. In addition, web development costs decreased given the significant investment in building out of web capabilities supporting our connected products in 2008, and product development costs also decreased significantly as our new Tag Jr. platform uses much of the underlying Tag platform technology developed in prior years.

Advertising Expenses

Advertising expenses consist of costs associated with marketing, advertising and promotion of our products including customer-related discounts and promotional allowances.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2009	2008	2009 vs 2008	2009	2008	2009 vs 2008

Advertising expenses	$7.1	$14.6	-51%	$13.6	$26.9	-49%
As a percent of net sales	6%	8%	(2) *	7%	8%	(1) *

*	Percentage point change

Advertising expenses for the three and nine month periods ended September 30, 2009 declined 51% and 49%, respectively, as compared to the same periods in 2008 resulting primarily from significantly less television based advertising thus far in 2009 as compared to 2008. In addition, a combination of our continued focus on driving efficiencies given the expected net sales declines, and the greater number of key product launches, and the timing of those launches in the prior year, also contributed to the year over year declines.

Other Income (Expense)

The components of other income (expense) were as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2009	2008	2009 vs 2008	2009	2008	2009 vs 2008

Other income (expense):
Interest income	$0.1	$0.3	-67%	$0.5	$2.0	-75%
Other, net	(0.9)	(1.7)	47%	(1.7)	(4.1)	59%

Total	$(0.8)	$(1.4)	43%	$(1.2)	$(2.1)	43%

Other income (expense) improved for the three and nine month periods ended September 30, 2009 as compared to the same periods of 2008, resulting primarily from the stabilization of the fair values of our auction rate securities as reflected in the “other, net” category. We incurred $0.4 million in impairment charges related to our investment in auction rate securities in each of the three and nine month periods ended September 30, 2009 as compared to $1.1 million and $2.8 million in the same periods in 2008.

Interest income decreased during both periods reflecting a reduction in the average balance of interest-bearing investments as well as lower interest rates in 2009 as compared to 2008.

Income Taxes

Our provisions for (benefits from) income taxes and our effective tax rates were $1.1 million and ($5.1) million, and 13.1% and 13.8%, respectively, for the three and nine months ended September 30, 2009. Our pretax income (loss) was $8.3 million and ($37.3) million for the same periods, respectively. Our provision for income taxes and effective tax rates for the same periods last year were $3.9 million and $0.4 million, and 13.9% and (1.8)%, respectively. The pretax income (loss) for the same periods last year was $27.9 million and ($23.5) million. Calculation of the effective tax rates for all periods included a non-cash valuation allowance recorded against our domestic deferred tax assets.

The tax benefit for 2009 was primarily attributable to the recognition of previously unrecognized tax benefits due to the expiration of applicable statutes of limitations.

Results of Operations by Segment

Our business is organized, operated and assessed in two geographic segments, United States and International. Our Chief Executive Officer (“CEO”) is the chief operating decision maker that allocates resources to and assesses the performance of each operating segment based on information about the segments’ net sales and operating income (loss) before interest and taxes. Historically, we organized, operated and assessed our business in three segments: U.S. Consumer, International and School. During 2008 we significantly reduced direct marketing, headcount and facilities expenses related to the educational channel and transferred responsibility for this channel to the former U.S. Consumer operating segment. Accordingly, we consolidated our School segment into our U.S. Consumer segment, now referred to as the United States (U.S.) segment. Net sales, gross margin, operating expenses and operating loss amounts included in this section are presented on a basis consistent with these two segments.

Certain corporate-level operation expenses associated with sales, marketing, product support, human resources, legal, finance, information technology, corporate development, procurement activities, research and development, legal settlements and other corporate costs are charged entirely to our U.S. segment, rather than being allocated between the U.S. and International segments. All related prior period financial data has been recast to conform to the current presentation.

United States Segment

The U.S. segment includes net sales and related expenses directly associated with sales of our products to national, regional mass-market, specialty, school-related and other retailers and distributors. This segment also includes sales of our products through our online store and other internet-based channels.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008	2009 vs 2008	2009	2008	2009 vs 2008

(Dollars in millions)
Net sales	$89.9	$156.4	-43%	$150.9	$258.1	-42%
Gross margin *	40%	45%	(5) **	37%	43%	(6) **
Operating expenses	33.6	47.0	-29%	98.9	131.9	-25%
Income (Loss) from operations	$2.3	$23.8	-90%	$(42.5)	$(21.0)	-102%

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Net sales for the three and nine month periods ended September 30, 2009 decreased 43% and 42%, respectively, as compared to the same periods in 2008. For the three month period, the decrease primarily reflects fewer new platform launches and lower shipments of related content in 2009 as compared to 2008 and, to a lesser degree, the fact that retailer demand in 2009 was negatively affected by the higher than expected 2008 year end retail inventory levels. For the nine month period, the decrease was driven primarily by the higher than expected 2008 year end retail inventory levels. Continued educational channel revenue contraction also contributed to the decrease over both periods in 2009.

Gross margin for the three and nine months ended September 30, 2009 declined five and six percentage points, year over year primarily due to lower sales relative to fixed costs, increased sales discounting given higher than expected retail inventory levels at the end of 2008, and lower sales through the educational channel. These decreases were offset in part by a reduction in allowance for defective products as claims have trended lower than expected as well as an improved product mix.

Operating expenses for the three and nine months ended September 30, 2009 decreased 29% and 25%, respectively, year over year, as a result of both reduced headcount-related expenses due to workforce reductions implemented in 2008 and ordinary attrition, as well as reduced advertising related expenses based on fewer new platform launches in the current periods as compared to the same periods of the prior year and our efforts to be selective in our advertising activity. Total U.S. based fulltime employees declined by 121 or 23% from September 30, 2008 to September 30, 2009 due to a combination of reductions in force and the migration of certain aspects of our product development cycle to external parties.

Income from operations for the three months ended September 30, 2009 declined 90% and loss from operations for the nine months ended September 30, 2009 increased 102%, relative to the corresponding periods in 2008, as the decline in operating expenses for these 2009 periods did not fully offset the net sales and gross profit declines in each of these periods.

International Segment

The International segment includes net sales and related expenses directly associated with sales of our products to national, regional mass-market, specialty and other retailers through our offices in the United Kingdom, France, Canada and Mexico. This segment also includes sales through distributors in markets such as Spain, Germany and Australia.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008	2009 vs 2008	2009	2008	2009 vs 2008

(Dollars in millions)
Net sales	$22.0	$38.2	-42%	$40.3	$63.1	-36%
Gross margin *	54%	38%	16 **	45%	35%	10 **
Operating expenses	5.1	8.9	-43%	11.8	22.8	-48%
Income (Loss) from operations	$6.8	$5.6	21%	$6.4	$(0.4)	nm

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin
nm	Not meaningful

Net sales for the three and nine month periods ended September 30, 2009 decreased 42% and 36%, respectively, as compared to the same periods in 2008. For the three month period, the decrease primarily reflects fewer new platform launches and lower shipments of related content in 2009 as compared to 2008 and, to a lesser degree, the fact that retailer demand in 2009 was negatively affected by the higher than expected 2008 year end retail inventory levels. For the nine month period, the decrease was driven primarily by the higher than expected 2008 year end retail inventory levels. Excluding the impact of foreign currency, our International segment sales would have decreased by 38% and 29% for the three and nine months ended September 30, 2009.

Gross margin for the three and nine month periods ended September 30, 2009 increased 16 and 10 percentage points, respectively, year over year as improvements in product mix, lower inventory reserves, and favorable exchange rates offset increased sales discounting.

Operating expenses for the three and nine month periods ended September 30, 2009 declined 43% and 48%, respectively, primarily reflecting significant reductions in advertising expense given fewer platform launches and focus on the current periods as compared to the same periods of the prior year and our efforts to be selective in our advertising activity. In addition, reduced headcount-related expenses in line with the continued focus on reducing our cost structure also contributed to the decline. Total fulltime international employees declined by 25 or 14% from September 30, 2008 to September 30, 2009 due to a combination of reductions in force and ordinary attrition.

Income (Loss) from operations for the three and nine month periods ended September 30, 2009 improved year over year, based primarily on gross margin improvements and decreases in operating expense in 2009.

Financial Condition

Cash and cash equivalents totaled $29.5 million and $23.6 million at September 30, 2009 and 2008, respectively. At the end of 2007, we made a policy decision to invest our excess cash in short-term U.S. government obligations due to the financial market crisis. Accordingly, all cash equivalents were invested in certificates of deposit and money market funds that held only high-grade United States government obligations at September 30, 2009.

As of September 30, 2009, we held $5.0 million in auction rate securities (ARS) classified as long-term investments. Uncertainties in credit and financial markets since the fourth quarter of 2007 have prevented us from liquidating our ARS holdings as the number of securities submitted for sale in periodic auctions has exceeded the number of purchase orders. Due to the illiquidity of these investments, we have not included them, and do not intend to include them as potential sources of liquidity in our future cash flow projections for the foreseeable future. Therefore, we do not anticipate that further declines in value, if any, will have an adverse impact on our future ability to support our operations or meet our obligations as they come due. We also do not anticipate any material adverse impact on our overall capital position should the fair value of these investments decline to zero, as the fair value of $5.0 million for the auction rate securities investment constitutes less than 2% of our total assets at September 30, 2009.

Our accounts receivable balance of $92.3 million at September 30, 2009 increased $2.4 million from the December 31, 2008 balance, given the seasonal increase in net sales during the third quarter of 2009.

As of September 30, 2009, our agreements with contract manufacturers were modified such that title and risk of loss now transfer upon delivery of finished goods. As a result of no longer holding title to any work in progress inventory, our overall inventory balance is, and will continue to be, lower than it would have been had we not modified our agreements. Additionally, we continue to defer contract manufacturing orders to later in the year, which also contributes to lower year over year inventory balances.

We have an asset-backed revolving credit facility with a potential borrowing availability of $75.0 million discussed in more detail below. There were no borrowings outstanding on this line of credit at September 30, 2009.

Our accumulated deficit of $214.6 million at September 30, 2009 is not expected to have an impact on our ability to operate given our anticipated cash flows from operations, our cash position and the availability of our credit facility.

Future capital expenditures are primarily planned for new product development and purchases related to the upgrading of our information technology capabilities. We expect that capital expenditures for the remainder of 2009, including those for capitalized content and website development costs, will be funded with cash flows generated by operations and will be considerably lower than in 2008. Capital expenditures were $9.7 million and $17.3 million for the nine months ended September 30, 2009 and 2008, respectively.

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

On August 13, 2009, we, certain financial institutions (“Lenders”) and Bank of America, N.A., as agent for the Lenders (the “Agent”) entered into an Amended and Restated Loan and Security Agreement for a $75.0 million asset-based revolving credit facility (“Loan Agreement”). The maturity date of the facility is August 13, 2012, at which time any borrowings under the facility must be repaid. We may make voluntary prepayments of borrowings at any time. Provided there is no default under the Loan Agreement and subject to availability of additional credit, we may elect, without the consent of any of the Lenders, to increase the size of the credit facility under the Loan Agreement up to an aggregate of $150.0 million.

This new credit facility supersedes and replaces our previous $100.0 million credit facility dated November 8, 2005 which would have otherwise expired in November 2010 and was terminated as of August 13, 2009 in connection with signing of the Loan Agreement.

The Loan Agreement includes the following terms that are substantially similar to those of the Terminated Agreement:

•

The borrowing availability varies according to the levels of our accounts receivable, inventory, and cash and investment securities deposited in secured accounts with the Agent or other Lenders. Subject to the level of this borrowing base, we may make and repay borrowings from time to time until the maturity of the facility.

•

The interest rate is, at our election, the Agent’s prime rate (or base rate) or a LIBOR rate defined in the Loan Agreement, plus, in each case, an applicable margin. The applicable margin for a loan depends on the average daily availability for the most recent fiscal quarter and the type of loan

•

The Loan Agreement contains customary events of default, including payment failures; failure to comply with covenants; failure to satisfy other obligations under the credit agreements or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; material judgments; change-in-control provisions and the invalidity of the guaranty or security agreements. If any event of default under the Loan Agreement occurs, the Agent or the other Lenders may terminate their respective commitments, declare immediately due all borrowings under the facility and foreclose on the collateral. A cross-default provision applies if a default occurs on other indebtedness in excess of $5.0 million and the applicable grace period in respect of the indebtedness has expired, such that the lender of, or trustee for, the defaulted indebtedness has the right to accelerate.

•	We have granted a security interest in substantially all of our assets to the Agent as security for its obligations under the facility.

•

We are required to maintain a ratio of EBITDA to fixed charges, each as defined in the Loan Agreement, of at least 1.1 to 1.0 when the covenant is required to be tested (compared to 1.0 to 1.0 under the Terminated Agreement). As with the Terminated Agreement, the ratio is measured only if certain borrowing-availability thresholds are not met.

Under the Loan Agreement for the new credit facility, the interest rate is, initially, for LIBOR rate loans, 4.00% over the LIBOR rate or, for base rate loans, 3.00% over the Agent’s prime rate. After six months the interest rate will vary based on borrowing availability.

We had no borrowings outstanding under this agreement as of September 30, 2009.

Cash Sources and Uses

The table below shows our sources and uses of cash for the nine months ended September 30, 2009 as compared to the same period in 2008.

	Nine Months Ended September 30,		% Change

	2009	2008	2009 vs 2008

(Dollars in millions)
Cash flows provided by (used in):
Operating activities	$(39.8)	$(51.8)	23%
Investing activities	(10.0)	(17.2)	42%
Financing activities	(0.2)	(0.1)	-100%
Effect of exchange rate change on cash	0.4	(0.7)	157%

Decrease in cash and cash equivalents	$(49.6)	$(69.8)	29%

Cash flow used in operations for the nine months ended September 30, 2009 decreased by $12.0 million or 23% as compared to the same period in 2008 primarily due to continued focus on tight cash management. More specifically, the Company has deferred inventory purchases from contract manufacturers to better align with expected retailer demand resulting in lower inventory purchases.

Net cash used in investing activities decreased by $7.2 million or 42% for the nine months ended September 30, 2009 as compared to the same period in 2008 primarily due to lower current year property and equipment purchases in line with focused cash preservation efforts. In addition, web development costs decreased given the significant investment in building out of web capabilities supporting our connected products in 2008, and product development costs also decreased significantly as our new Tag Jr. platform uses much of the underlying Tag platform technology developed in prior years.

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

We made no material changes to any of our critical accounting policies through the third quarter 2009.

New Accounting Guidance

On July 1, 2009, the FASB Accounting Standards Codification (ASC) became the exclusive reference for nongovernmental accounting principles generally accepted in the United States for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which also are authoritative GAAP for SEC registrants. Accordingly, all references to legacy guidance issued under previously recognized authoritative literature have been removed or replaced by the relevant sections of the ASC.

Recently Adopted Guidance

In April of 2009, the FASB issued guidance codified within ASC 320 “Investments – Debt and Equity Securities” (ASC 320). This guidance amended the other-than-temporary impairment guidance in ASC 320 for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The guidance did not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. It was effective for interim reporting periods ending after June 15, 2009. Adoption of this guidance in the second quarter of 2009 impacted the way the Company records the credit portion of other-than-temporary impairments related to its investments in auction rate securities.

In May of 2009, the FASB issued guidance codified within ASC 855 “Subsequent Events.” This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for interim or annual reporting periods ending after June 15, 2009. Adoption of this guidance in the second quarter of 2009 did not impact our consolidated financial statements but did require additional disclosures.

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

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements but the program does not always eliminate our exposure to movements of currency exchange rates. Our net hedging activities for the three and nine month periods ended September 30, 2009 and 2008 are summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gains (losses) on foreign exchange forward contracts	$(314)	$829	$(74)	$(1,219)
Gains (losses) on underlying transactions denominated in foreign currency	137	(1,273)	(383)	127

Net losses	$(177)	$(444)	$(457)	$(1,092)

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts outstanding as of September 30, 2009 follows:

	As of September 30, 2009
	Average Forward Exchange Rate per $1	Notional Amount in Local Currency	Fair Value of Instruments in USD
		(1)	(2)
Currencies:
British Pound (USD/GBP)	1.601	1,350	$(32)
Euro (USD/Euro)	1.465	3,688	(49)
Canadian Dollar (CAD/USD)	1.069	7,296	(89)
Mexican Peso (MXP/USD)	13.531	21,901	(1)

Total fair value of instruments in USD			$(171)

(1)	In thousands of local currency
(2)	In thousands of USD

Cash equivalents, and short-term and long-term investments are presented at fair value on our balance sheet. We invest our excess cash in accordance with our investment policy. At September 30, 2009, our excess cash was invested only in certificates of deposit and money market funds. At September 30, 2008, our cash was invested only in money market funds and at December 31, 2008, our cash was invested primarily in money market funds, commercial paper and auction rate securities. Any adverse changes in interest rates or securities prices may decrease the value of our investments and operating results.

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

Based upon the controls evaluation, our CEO and CFO have concluded that our disclosure controls were effective as of September 30, 2009.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, in the normal course of business, we are party to various pending claims and lawsuits. Currently, we are party to a claim regarding our use of various trademarks and logos in connection with our Tag reading systems. In October 2009, TAG Toys, Inc. (“TTI”) filed a complaint against us in the United States District Court for the Central District of California, alleging that our use of such marks and logos infringes trademark rights held by TTI, constitutes a false designation of origin for some of our products, and constitutes unfair competition under federal and state laws. TTI is seeking unspecified monetary damages, costs and attorneys’ fees, and injunctive relief. We are currently evaluating TTI’s claims and intend to defend ourselves vigorously.

ITEM 1A. RISK FACTORS

Our business and the results of our operations are subject to many factors, some of which are beyond our control. The following is a description of the risks and uncertainties that we have identified that may affect our future financial performance.

The current economic crisis has had a material adverse effect on our sales, and we cannot be certain when sales will recover.

The global economic crisis and the drastic deterioration of consumer sales in late 2008 led to a severe drop-off in our sales beginning in the fourth quarter of 2008 and continuing through the third quarter of 2009. We rely heavily on sales to retailers during the third and fourth quarters of each year to achieve our overall sales goals. Also, we rely on strong consumer sales in these periods to prevent unsold inventory from building up at our retailers. Any such inventory build-up can have a continuing negative effect on our sales in the first and second quarters of the next year. Both our sales to retailers and consumer sales for the fourth quarter of 2008 were significantly below our expectations and constituted a substantially smaller percentage of our annual sales than they have in previous years. Our first, second and third quarter net sales declined by 28%, 37% and 42% respectively in 2009 compared to 2008. We cannot predict whether or when economic conditions will change and many economists predict that the recession will be prolonged and that conditions may deteriorate further before there is any improvement or even after some improvement has occurred. It is possible that our sales will not recover in the fourth quarter of 2009 and, even if they do, weak sales in the 2009 holiday season could generate the same cycle in 2010.

As our sales to retailers and consumer sales have continued to show weakness, we have provided, and we are likely to continue to provide, more pricing reductions, promotional incentives or other concessions in our sales terms in 2009 than we have in the past. Such concessions have led to, among other things, a lower gross margin in the first nine months of 2009 than in the first nine months of 2008. Consumers may become used to paying lower prices for some of our products and we may be unable to restore normal pricing as a result. Continuing weak economic conditions in the United States or abroad as a result of the current global economic crisis, lower consumer spending, lower consumer confidence, continued high or higher levels of unemployment, higher inflation or even deflation, higher commodity prices, such as the price of oil, political conditions, natural disaster, labor strikes or other factors could negatively impact our sales or ability to achieve profitability in 2009, or beyond.

If we do not maintain sufficient inventory levels or if we are unable to deliver our products to our customers in sufficient quantities, or on a timely basis, or if our retailers’ inventory levels are too high, our operating results will be adversely affected.

The high degree of seasonality of our business places stringent demands on our inventory forecasting and production planning processes. This is likely to be particularly true in the last part of 2009 as we attempt to maintain lower inventory levels and produce additional inventory only as we develop greater certainty about retailer demand for our products. This inventory management approach may be particularly challenging when combined with “just-in-time” inventory management systems used by retailers as they remain cautious about inventory in the fourth quarter of 2009. See also “Our business is seasonal, and our annual operating results depend, in large part, on sales relating to the brief holiday season” below. If we fail to meet tight shipping schedules, we could damage our relationships with retailers, increase our shipping costs or cause sales opportunities to be delayed or lost. In order to be able to deliver our merchandise on a timely basis, we need to maintain adequate inventory levels of the desired products. If our inventory forecasting and production planning processes result in our maintaining manufacturing inventory in excess of the levels demanded by our customers, we could be required to record inventory write-downs for excess and obsolete inventory, which would adversely affect our operating results. If the inventory of our products held by our retailers is too high, they may not place or may reduce orders for additional products, which would unfavorably impact our future sales and adversely affect our operating results into 2010.

Our business is seasonal, and our annual operating results depend, in large part, on sales relating to the brief holiday season.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, causing a substantial majority of our sales to retailers to occur during the third and fourth quarters. Even if we achieve a profit in future years, we expect for the foreseeable future that we will incur losses in the first and second quarters of such years. In 2008, approximately 72% of our total net sales occurred during the second half of the year and 73% occurred during the same 2007 period. This percentage of total sales may increase as retailers become more efficient in their control of inventory levels through just-in-time inventory management systems, particularly as they remain cautious about over-ordering products for the holiday season in 2009. Generally, retailers time their orders so that suppliers will fill the orders closer to the time of purchase by consumers, thereby reducing their need to maintain larger on-hand inventories throughout the year to meet demand. If a decline in the economy, or other factors, lead to a decline of sales in the third or fourth quarter in particular, it can have a disproportionate negative impact on our results for the year. For example, with the severe economic downturn in the third and, particularly, the fourth quarter of 2008, our sales in the fourth quarter declined to 29% of total net sales for the year, compared to 41% and 37% of total net sales in 2007 and 2006, respectively. In addition, soft consumer sales in the holiday season can lead to ongoing weakness in sales to retailers well into the following year. For example, net sales for our first, second and third quarters declined by 28%, 37% and 42% respectively, compared to the corresponding periods of 2008. Failure to predict accurately and respond appropriately to retailer and consumer demand on a timely basis to meet seasonal fluctuations, or any disruption of consumer buying habits during this key period, such as may result from the current economic crisis, would harm our business and operating results.

Retailer liquidity problems could harm our liquidity and financial results.

If retailers encounter liquidity problems due to weak sales or their inability to raise sufficient capital because of credit constraints, we may not be able to collect the accounts receivable we generate based on the orders we fulfill. In recent months, some retailers have not paid us in a timely manner and others have indicated that they are unable to pay any vendors. In addition, there have been a number of bankruptcies among prominent retailers. In those circumstances, we are likely to collect less money than we are owed, and may collect nothing. This is particularly true where the retailer had significant secured debt ahead of our claims. If any of our retailers suspend or reduce payments to us or file for bankruptcy, the resulting bad debt expense we would incur would have an adverse effect on our results of operations. In our balance sheet as of September 30, 2009, we reduced our accounts receivable by an allowance for doubtful accounts that would need to be increased if retailers continue to struggle or more bankruptcies were filed. In addition to collection risk, we may decide not to accept orders from troubled retailers, which would further reduce sales.

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

The current global credit crisis could increase the cost of capital or limit our ability to raise additional capital should we need it, and unforeseen events could stress or exceed our current or future liquidity. In addition to cash received from the collection of accounts receivable, from time to time, we may fund our operations and strengthen our liquidity through borrowings under our line of credit. Our line of credit has numerous financial tests and covenants that affect the amount we can borrow, and includes various events of default that could impair our ability to use the line. In addition, the line of credit terminates in August 2012 and we cannot be sure whether we will be able to renew it on similar terms or at all. If we are unable to borrow sufficient funds in a timely manner or at an acceptable cost, we may need to alter our business practices. For example, we may be required to manufacture at levels that lag rather than anticipate future order levels. This could limit our ability to sell and ship our products as demand increases, delaying our ability to benefit from improvements in the retail sales environment.

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

Our business depends on three retailers that together accounted for the vast majority of the United States segment’s gross sales for the first nine months of 2009, and our dependence upon a small group of retailers may increase.

Gross sales (“sales”) comprise the total customer billings for the year. Our top three retailers in 2008 were Wal-Mart, Toys “R” Us and Target, which continue to account for the vast majority of our total customer billings for the year to date. Sales invoiced to these three retailers, in the aggregate accounted for approximately 69% of the United States segment’s gross sales in 2008. For the foreseeable future, we expect to continue to rely on a small number of large retailers for the bulk of our sales and expect that our sales to these retailers may increase as a percentage of our total sales.

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

Even our successful products typically have a relatively short period of high demand and then sales decrease as the products mature. For example, net sales of the classic LeapPad platforms in our U.S. consumer business peaked in 2002 and are no longer material to our overall sales. We operate in an industry where consumer preferences can change drastically from year to year. Unlike a subscription or other recurring revenue model, we depend on our ability to correctly identify changing consumer sentiments well in advance and supply new products that respond to such changes on a timely basis. Consumer preferences, and particularly children’s preferences, are continually changing and are difficult to predict. Since our products typically have a long development cycle, in some cases lasting many years, it can be difficult to predict correctly changing consumer preferences and technology, entertainment and education trends. To remain competitive, we must continue to develop new technologies and products and enhance existing technologies and product lines, as well as successfully integrate third-party technology with our own.

In 2008, we introduced a number of new products and services to the market. These new products represented a substantial portion of our 2008 sales, and continue to account for a substantial majority of our sales in 2009. Furthermore, in 2009, we introduced a new toy line and new variations on our gaming and reading platforms. We cannot assure you that any new products or services will be widely accepted and purchased by consumers, and if new products are not as successful as we expect, our business and operating results will be adversely affected. Some of the key products launched in 2008 and 2009 have a high price point compared to other children’s products. Consumers may be especially resistant in the current economic climate to purchasing higher-priced products and may elect to defer or omit these discretionary purchases, at least until the economy improves. This could limit or delay sales of our new products and services and create pressure to lower our prices.

Our growing strategic focus on web-based products and customer relationship management may not yield the returns we expect, and may limit the adoption of our products in some international markets.

Our efforts to build a marketing and sales model that relies more on linking directly to consumers through the Internet remains in its early stages and we cannot be sure whether we will realize our expected return on investment. Many of our current and planned key products, such as the Tag reading system, Leapster2 and its successors, and some of recent learning toys, are built as web-enabled products designed to be connected to a computer that has Internet access in order to access content and features. As our strategy shifts to web-enabled products and consumer relationship management, any resistance by parents to buying children’s products requiring installation of software and connecting the product to a computer could have a more pronounced effect on our business. Also, launch or adoption of web-enabled products may be limited in regions where broadband Internet access is not widespread, such as in some international markets. If parents fail to sign up for the Learning Path or to use it at the rates we expect, or choose not to permit us to send them marketing e-mail, or if our web efforts prove ineffective at creating a greater purchasing value from customers, our investment in building, maintaining and improving our web-based services may not yield the return on our investment that we anticipate. See also “System failures in our web-based services or store could harm our business.”

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

The Internet-based aspects of our business have grown substantially in strategic importance to our overall business. However, we still have limited experience operating an e-commerce system and providing web services in connection with our products. Any failure to provide a positive user experience could have a negative impact on our reputation, sales and consumer relationships. If demand for accessing our websites exceeds the capacity we have planned to handle peak periods or other technical issues arise when customers attempt to use these systems to purchase products or to access features or content for our increasing number of web-connected products, then customers could be inconvenienced or become dissatisfied with our products. For example, in the past, our website has suffered service disruptions and delays from time to time, particularly during the December holidays, due, for example, to the number of consumers attempting to access it and errors in the systems processing transactions and account creations. Any significant disruption to our website or internal computer systems or malfunctions related to transaction processing on our e-commerce store or content management systems could result in a loss of potential or existing customers and sales. This risk has become more acute as we rely increasingly on our web-based consumer relationship management efforts to drive sales and position our business. Any significant system failures in our web-based services or store could have a significant adverse effect on our sales and operating plan.

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

We currently compete primarily in the learning toy and electronic learning aids category of the U.S. toy industry and, to some degree, in the overall U.S. and international toy industry. We believe we compete to some extent, and may increasingly compete in the future, with makers of popular game platforms, electronic entertainment devices and smart mobile devices. We also compete in the U.S. supplemental educational materials market. Each of these markets is very competitive and we expect competition to increase in the future. Many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to changes in consumer requirements or preferences or to new or emerging technologies, and may be able to use their economies of scale to produce products more cheaply. Further, with greater economies of scale and more distribution channels, they may be successful even if they sell at a lower margin. Our larger competitors may also be able to devote substantially greater resources, including personnel, spending and facilities to the development, promotion and sale of their products than we do. We cannot assure you that we will be able to compete effectively in our markets.

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

If our suppliers are unable to meet our demand for our components and raw materials and if we are unable to obtain an alternative source or if the price available from our current suppliers or an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products would be seriously harmed and our operating results would suffer. In addition, as we do not have long-term agreements with our major suppliers and cannot guarantee their stability, they may stop manufacturing our components at any time, with little or no notice. If we are required to use alternative sources, we may be required to redesign some aspects of the affected products, which may involve delays and additional expense. If there are any significant interruptions in the supply of components, we may be unable to manufacture sufficient quantities of our finished products or we may be unable to manufacture them at targeted cost levels, and our business and operating results could be harmed

We rely on a limited number of manufacturers, virtually all of which are located in China, to produce our finished products, and our reputation and operating results could be harmed if they fail to produce quality products in a timely and cost-effective manner and in sufficient quantities.

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

We derived approximately 21%, 20% and 23% of our net sales from markets outside the United States during the nine months ended September 30, 2009 and the years of 2008 and 2007, respectively. Our efforts to increase sales for our products outside the United States may not be successful and may not achieve higher sales or gross margins or contribute to profitability.

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

Currency conversion risks and fluctuations have recently become more pronounced. Sales to our international customers are transacted primarily in the country’s local currency. If, as in 2009 to date, foreign currency weakens compared to the U.S. dollar, our International segment sales results suffer. For the first nine months of 2009, our International segment sales declined by 36% compared to the same period in 2008 and 7% of this decline was attributed to foreign currency fluctuations.

Any difficulties with our international operations could harm our future sales and operating results.

Our intellectual property rights include licenses from third parties and may not prevent other companies from using our technologies or similar technologies to develop competing products, which could weaken our competitive position and harm our operating results.

Our success depends in large part on our proprietary technologies that are used in our learning platforms and related software. We rely, and plan to continue to rely, on a combination of patents, copyrights, trademarks, service trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. Among our rights are inbound licenses from third parties for content, such as characters, stories, illustrations and trade names, and for technologies we incorporate in our products including key technology used in our Tag and Tag Jr. reading systems. Our continued use of these rights is dependent on our ability to continue to obtain these license rights at reasonable rates. Any failure to do so could interrupt our supply chain and require us to modify our products or business plans. In addition, the contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our intellectual property or deter independent third-party development of similar technologies. The steps we have taken may not prevent unauthorized use of our intellectual property, particularly in foreign countries where we do not hold patents or trademarks or where the laws may not protect our intellectual property as fully as in the United States. Some of our products and product features have limited intellectual property protection, and, as a consequence, we may not have the legal right to prevent others from reverse engineering or otherwise copying and using these features in competitive products. In addition, monitoring the unauthorized use of our intellectual property is costly, and any dispute or other litigation, regardless of outcome, may be costly and time-consuming and may divert our management and key personnel from our business operations. However, if we fail to protect or to enforce our intellectual property rights successfully, our rights could be diminished and our competitive position could suffer, which could harm our operating results.

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

We are subject to the Consumer Product Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act, or CPSIA, the Federal Hazardous Substances Act, the Flammable Fabrics Act, regulation by the Consumer Product Safety Commission, or CPSC, and other similar federal, state and international rules and regulatory authorities, some of which have conflicting standards and requirements. Our products could be subject to involuntary recalls and other actions by these authorities. We may also have to write off inventory and allow our customers to return products they purchased from us. In addition, any failures to comply could lead to significant negative media attention and consumer dissatisfaction, which could harm our sales and lead to widespread rejection of our products, particularly since we rely so heavily on the integrity of our brand. The CPSIA, which was enacted in August 2008, required our customers to remove from the stream of commerce certain of our products that did not meet the new federal standards for lead and other substances by February 10, 2009. We notified retailers to return affected products in the retailers’ inventories and accrued a liability for what we estimated the total financial exposure of these product returns to be at December 31, 2008. We have adjusted our estimated liability as we have gained more information and we do not expect to incur any additional expense. However, there can be no assurance that we will not ultimately incur additional costs, which could have a negative impact on our results of operations for 2009 and beyond. Additional requirements under CPSIA will become effective through 2011, some of which could require additional product returns and inventory write-offs.

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

As of September 30, 2009, Lawrence J. Ellison and entities controlled by him beneficially owned approximately 16.2 million shares of our Class B common stock, which represents approximately 52.4% of the combined voting power of our Class A common stock and Class B common stock. As a result, Mr. Ellison controls all stockholder voting power, including with respect to:

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

For example, at our last Annual Meeting of Stockholders, an entity controlled by Mr. Ellison introduced proposals to amend our Amended and Restated Bylaws to allow stockholders to fill Board vacancies and to provide that we will not be governed by Section 203 of the Delaware General Corporation Law, which imposes restrictions upon business combinations and specified other transactions between us and any “interested stockholder” (generally, a holder of shares representing 15% or more of our outstanding voting power). Our Board of Directors did not solicit proxies for or against these proposals, nor did the Board make any recommendation for or against the proposals. Both of these proposals were adopted.

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

Our stock price has declined significantly over the past year and could decline further, resulting in losses for our investors and harming the employee-retention and recruiting value of our equity compensation.

Our stock price has been extremely volatile since the markets began suffering rapid declines in stock prices, particularly since the third quarter of 2008. Our closing stock price declined to $3.30 as of the market close on October 30, 2009 from $10.56 on September 30, 2008. All the factors discussed in this section could affect our stock price. The timing of announcements in the public markets regarding new products, product enhancements or product recalls by us or our competitors, or any other material announcements could affect our stock price. Speculation in the media and analyst communities, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock and market trends unrelated to our stock can cause the price of our stock to change. A significant drop in the price of our stock could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, adversely affecting our business.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 26, 2009, we held a special meeting of stockholders to vote on the following proposals:

•

Proposal 1 – To approve a stock option exchange program under which eligible Company employees (including the Company’s executive officers) and members of our Board of Directors would be able to elect to exchange outstanding stock options for new lower priced stock options covering fewer shares.

•

Proposal 2 – To approve an amendment to our 2002 Equity Incentive Plan to increase from 2,000,000 to 3,500,000 the limitation on the maximum number of shares subject to awards that may be granted to an individual under the 2002 Equity Incentive Plan in any one year.

Proposal 1 was approved by the following vote:

For	Against	Abstain	Broker Non-Votes
273,940,597	22,845,588	11,036	0

Proposal 2 was approved by the following vote:

For	Against	Abstain	Broker Non-Votes
273,905,549	22,881,072	10,600	0

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith

3.01		Amended and Restated Certificate of Incorporation.	S-1	333-86898	3.03	7/22/2002

3.02		Amended and Restated Bylaws.	8-K	001-31396	3.01	6/5/2009

4.01		Form of Specimen Class A Common Stock Certificate.	10-K	001-31396	4.01	3/7/2006

4.02		Fourth Amended and Restated Stockholders Agreement, dated May 30, 2004, among LeapFrog and the investors named therein.	10-Q	001-31396	4.02	8/12/2003

10.01	*	Amended and Restated 2002 Equity Incentive Plan	8-K	001-31396	10.01	8/31/2009

10.02		Amended and Restated Loan and Security Agreement dated August 13, 2009 by and among LeapFrog, certain financial institutions (“Lenders”) and Bank of America, N.A., as agent for the Lenders.					X

31.01		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	**	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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

LeapFrog Enterprises, Inc.
(Registrant)

/s/ Jeffrey G. Katz
Jeffrey G. Katz
Chairman and Chief Executive Officer
(Authorized Officer)

Date: November 3, 2009

/s/ William B. Chiasson
William B. Chiasson
Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2009

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith

3.01	Amended and Restated Certificate of Incorporation.	S-1	333-86898	3.03	7/22/2002

3.02	Amended and Restated Bylaws.	8-K	001-31396	3.01	6/5/2009

4.01	Form of Specimen Class A Common Stock Certificate.	10-K	001-31396	4.01	3/7/2006

4.02	Fourth Amended and Restated Stockholders Agreement, dated May 30, 2004, among LeapFrog and the investors named therein.	10-Q	001-31396	4.02	8/12/2003

10.01*	Amended and Restated 2002 Equity Incentive Plan	8-K	001-31396	10.01	8/31/2009

10.02	Amended and Restated Loan and Security Agreement dated August 13, 2009 by and among LeapFrog, certain financial institutions (“Lenders”) and Bank of America, N.A., as agent for the Lenders.					X

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01**	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	Indicates management contract or compensatory plan or arrangement.
**	These certifications accompany LeapFrog’s Quarterly Report on Form 10-Q; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of LeapFrog under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.