Form 10-K
period 2009-12-31
LEAPFROG ENTERPRISES INC
filed 2010-02-22
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2009 calculated using the closing market price as of that day, was approximately $83.3 million. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding voting power of the registrant’s common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding voting power of the registrant’s common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of June 30, 2009. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of Class A common stock and Class B common stock, outstanding as of February 19, 2010, was 36,915,547 and 27,140,794, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference in Part III of this report on Form 10-K portions of its definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed with the Commission.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This report on Form 10-K, including the sections entitled “Item 1—Business,” “Item 1A—Risk Factors,” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Result of Operations,” contains forward-looking statements, including statements regarding, the effects of global economic conditions on our business, our expectations for sales trends, margins, profitability, liquidity, expenses, inventory or cash balances, capital expenditures, cash flows, or other measures of financial performance in future periods, future products and services we may offer, anticipated competitive benefits of our strategy or of current or future products or services, and the effects of strategic actions on future financial performance. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, achievements or the timing of events to differ materially from those expressed or implied by such forward-looking statements. These risks and other factors include those listed under “Risk Factors” in Item 1A of this Form 10-K and those found elsewhere in this Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or the timing of any events. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

SPECIAL NOTE ON FISCAL PERIOD DATES

This report on Form 10-K presents information regarding LeapFrog’s performance during the fiscal years ended December 31, 2005, through the fiscal year ended December 31, 2009, as well as future financial obligations for the fiscal years ending December 31, 2010 through the fiscal year ending December 31, 2017. At the beginning of each Part of this report, and in all Tables, we remind the reader that our fiscal year ends December 31. Otherwise, we refer to each fiscal year as the year, for example: “2009” refers to the fiscal year ended December 31, 2009.

SPECIAL NOTE ON FINANCIALS

Unless otherwise noted all financial information is presented in thousands except for per share data and percentages.

TRADEMARKS AND SERVICE MARKS

ALPHABET PAL, CLICKSTART, the ClickStart logo, COUNTING CANDLES, CRAMMER, DIDJ, Didj (stylized), the Didj logos, FLY, the Fly logo, FLY FUSION, the Fly Fusion logo, FRIDGE PHONICS, FRIDGE FARM, LEAP, LEAPFROG, the LeapFrog logos, the LeapFrog Connect logo, the LeapFrog Learning Path logo, the LeapFrog School logo, LEAPPAD, LEAPSTER, the Leapster2 logo, LEAPTRACK, LEAPWORLD, the LeapWorld logo, LEARN & GROOVE, LEARNING FRIEND, LEARNING FRIEND TAD, LITTLE LEAPS, LITTLETOUCH, ODYSSEY, SEE THE LEARNING, TAG, the Tag logo, the Tag Junior logo, the Tag School logo, and WORD WHAMMER are some of our trademarks or service marks. This report on Form 10-K also includes other trademarks and service marks, as well as trade dress and trade names of ours. Other trademarks in this report on Form 10-K are the property of their respective owners.

i

ii

PART I

ITEM 1. BUSINESS

LeapFrog (“LeapFrog” or “we”), founded in 1995 and incorporated in 1997 in the State of Delaware, designs, develops and markets a family of innovative technology-based learning platforms and related proprietary content for infants through age twelve, both at home and in schools around the world. Our product portfolio consists of standalone learning toys, interactive reading systems, educational gaming systems, and software-based book and game content. LeapFrog has developed a number of learning platforms, including the Leapster Learning Game System and Tag and Tag Junior Reading Systems that support a broad library of software titles. These and other of our products are part of our proprietary online Learning Path, which provides parents with personalized learning feedback and children with richer interactive learning experiences. We have created more than 340 interactive software titles, covering subjects such as phonics, reading, writing, and math. Our products are available in four languages and are sold globally through retailers, distributors, directly to consumers via the leapfrog.com web-store, and directly to schools. Our mission at LeapFrog is to inspire children with a lifelong love of learning and reading and to empower parents with personalized tools that will help them advance their children’s learning progress.

Since April 2004 we have been a majority-owned subsidiary of Mollusk Holdings, LLC (“Mollusk”), an entity controlled by Lawrence J. Ellison, Chief Executive Officer of Oracle Corporation. LeapFrog is headquartered in Emeryville, California.

Business Overview

During the second half of 2008, the effects of a nearly unprecedented meltdown in the global economy began to accelerate. Consumer product companies were severely affected due to weaker consumer spending, particularly with respect to discretionary items. The prevailing adverse macroeconomic conditions continued to deteriorate into December of 2008. With 2008 holiday sales significantly below expectations, many retailers were left with a substantial inventory overhang heading into 2009.

High retailer inventory levels adversely impacted our 2009 net sales, particularly during the first three quarters, which, for our products, were 40% lower than the same period of 2008. Retailers generally responded to the economic crisis by reducing inventory levels and also delaying orders to more closely match the timing of their forecasted sell-through. Consumers also became increasingly price conscious purchasing a higher proportion of our lower priced or discounted items than in past years.

We employed several strategies in 2009 designed to respond to these trends including increased use of discount and promotion programs, tight inventory production management, the launch of several lower priced products and heightened focus on reducing our cost structure.

We closely managed our inventory production throughout 2009 in response to delayed retailer orders and to avoid over production. Closer production management, combined with a modestly stronger than forecasted retail environment during the fourth quarter, resulted in some items being out of stock during the holiday season. We ended 2009 with our lowest reported year-end inventory level since becoming a publicly traded company.

We launched our attractively priced Scout line of toys and discounted several products throughout 2009 in response to the shift in consumer preference toward lower priced items. Our learning toy business grew to 33% of total net sales for the year ended December 31, 2009, up from 26% for the same period of 2008.

As a result of our increased use of promotion and discounting programs, retail inventory levels were brought down to appropriate levels during the third quarter of 2009. However, these programs had a detrimental effect on our gross margin, which declined three percentage points through the first three quarters of 2009 as compared to the same period of 2008.

Our 2009 operating expenses were reduced by 31% as a result of our heightened expense control. Headcount reductions occurred across all levels and business segments, resulting in a 14% reduction in fulltime employees during 2009. Advertising expenses declined 42% for the year as we leveraged less costly alternatives, such as direct-to-consumer marketing programs through the LeapFrog Learning Path, instead of traditional marketing programs.

The results for the fourth quarter of 2009 reflect dramatic improvements: net sales and gross profit improved by 37% and 73%, respectively, over the same period of 2008. Loss from operations and net income improved 172% and 165%, respectively, in 2009 resulting in a return to profitability for not only the fourth quarter of 2009, but also for the second half of 2009. We believe the stronger results validate that the strategies we put in place in response to the economic crisis were on point and successfully executed.

Business Segments and Operations

We organize, operate and assess our business in two primary operating segments: United States and International. Historically, we operated a School segment that sold products tailored for the United States educational market directly to schools, teacher supply stores and through catalogs and websites aimed at educators. During 2008, we significantly reduced our direct marketing to the educational channel, reduced headcount and direct facilities expenses accordingly, and transferred responsibility for this sales channel to the former U.S Consumer operating segment. This modification is consistent with how the chief operating decision maker reviews performance, allocates resources and manages the business. Accordingly, we have consolidated and reclassified the results of the operating segments formerly known as the U.S. Consumer and School segments into the United States segment for the fiscal years ended December 31, 2009, 2008 and 2007. See Note 19—“Segment Reporting” in our Consolidated Financial Statements included in this Form 10-K for certain detailed information on our segments and their financial results for the fiscal years ended December 31, 2009, 2008 and 2007. The information included throughout this Form 10-K reflects the reclassification of prior period segment information to conform to the presentation of the current period.

Overview of Business Segments

The operations of our business segments are described below.

•

United States: The United States segment is responsible for the development, design, marketing and sales of our products, primarily through retail channels and through our website in the United States. We market and sell our products directly to national and regional mass-market and specialty retailers and other retail stores, distributors, and directly through sales representatives. We also sell our products through our online store and other Internet-based channels. The United States segment represented approximately 81%, 79% and 77% of LeapFrog’s consolidated net sales in 2009, 2008 and 2007, respectively. The vast majority of this segment’s sales are to a few large retailers. Sales invoiced to Wal-Mart, Toys “R” Us and Target in aggregate accounted for approximately 65%, 69% and 64% of the segment’s gross sales in 2009, 2008 and 2007, respectively. Each of these customers accounted for more than 10% of our consolidated and United States segment’s gross sales in each of 2009, 2008 and 2007. Accordingly, the loss of any of these three customers would have a material adverse effect on our business.

•

International: The International segment is responsible for the localization, marketing and sales of our products originally developed for the United States, sold primarily in retail channels outside of the United States. We market and sell our products to retailers outside the United States primarily through various distribution arrangements. We have sales offices in Canada, France, Mexico and the United Kingdom, or U.K. We also maintain various distribution and marketing arrangements in countries such as Australia, Japan, Germany and Korea, among others. Our International segment represented approximately 19%, 21% and 23% of our consolidated net sales in 2009, 2008 and 2007, respectively. No single country represented 10% or more of LeapFrog’s consolidated net sales in any of the three years. In 2009 and 2008, Toys “R” Us and Wal-Mart accounted for 13% and 12%, and 10% and 13% respectively of our International segment’s gross sales. No single customer accounted for 10% or more of our International segment’s gross sales in 2007.

Product Portfolio

LeapFrog’s product portfolio for both of our business segments includes the following:

Interactive Reading Systems:

•

Our Tag reading system, introduced worldwide in 2008 and designed for children ages four to eight, is a pen-based reading system that leverages the core technology of optical pattern reading hardware and software. The Tag reading system focuses on fundamental reading skills and offers an extensive library of 40 interactive software-based books featuring popular licensed characters such as Dr. Seuss’ Cat in the Hat, Disney Princess and Nickelodeon’s SpongeBob SquarePants, as well as internally-developed characters and content such as our Learn to Read Series. The Tag reading system is web-enabled and connects to the Learning Path.

•

Our Tag Junior reading system was introduced worldwide in 2009 and leverages the same core technology as the Tag reading system but is geared toward younger children ages two to four and intended as an introduction to books and reading. The Tag Junior library includes 12 titles based on both licensed and internally-developed characters and content including 1-2-3 Dora and ABC Animal Orchestra.

Educational Gaming Systems:

Our Educational Gaming System products are primarily for children ages four to eight. These products embed learning skills into action-packed games often featuring well known licensed content.

•

The Leapster educational gaming system, Leapster, or classic Leapster, was launched in 2003. The Leapster platform is a handheld device targeted at four to eight year olds, with a multi-directional control pad and a touch-screen enabled by a built-in stylus. During 2008 we introduced the next generation of the Leapster platform, Leapster2. Leapster2 is a web-connected version of Leapster that is integrated with the Learning Path. Our library of more than 40 Leapster software titles including licensed titles such as Disney Fairies and Star Wars, as well as our internally developed bestseller Pet Pals, is compatible with both Leapster and Leapster2.

•

We expanded our educational gaming line in 2008 with the introduction of the Didj custom gaming system, or Didj. The Didj platform is a web-connected handheld device that allows for customization of curriculum and game play. Didj has higher resolution graphics than the Leapster platform, and is also integrated with the Learning Path. The Didj software library contains 15 titles, including popular licensed content, such as Star Wars: the Clone Wars.

•

In October 2008, we introduced the Crammer Study and Sound System, or Crammer, a hybrid music player and study device. Targeted at children eight to twelve years old, Crammer is an electronic study device featuring custom flash cards, on-board games and free downloadable educational content, all playable while listening to music.

Learning Toys:

Our learning toys are products that help develop fine motor skills and color, sound and letter recognition for infants and children through age five. The products are generally more affordable and simpler to localize for foreign markets than our platform and content suites. Learning toys, because of their low price points and focus on younger children, create customer entry points to our Interactive Reading and Educational Gaming product families. Our learning toy strategy centers on products that are designed to “age up” with our child end users.

•

Launched in 2009, our Scout collection is a line of toys themed around our proprietary Scout puppy dog character and targets children ages six months and up. The line includes My Pal Scout and My Pal Violet which are customizable, interactive plush puppies that are web-enabled and connect to the Learning Path. The line also includes Text & Learn, Scribble & Write and Chat & Count.

•

Our Zippity learning system, or Zippity, is a TV-based gaming system with an interactive mat and oversized joystick that uses full-body movement to play educational games. Zippity is a co-branded product with Disney, has eight built-in games and three interactive software-based games, and it is integrated with Learning Path. Zippity was introduced in 2009 and targets children ages three to five.

•

Our Fridge Collection was introduced in 2003 and is a line of magnetic toys that teaches letter names, letter sounds, spelling, and learning songs to children ages 12 months and up. The line includes Fridge Phonics Magnetic Alphabet, Fridge Words Magnetic Word Builder, Fridge Farm Magnetic Animal Set, and Fridge Wash & Go Magnetic Vehicle Set.

•

Our Learn & Groove Collection features bilingual musical learning toys, including the popular Learn & Groove Musical Table, Alphabet Drum, Counting Maracas, Animal Sounds Guitar, and Medley Microphone. The Learn & Groove Collection was introduced in 2002 and targets children ages six months and up.

•

Clickstart, My First Computer, launched in 2007, introduces computer and preschool skills by turning any TV into a child’s first computer. Clickstart features four built-in games, and has a cartridge slot for additional titles. We introduced five new Clickstart titles in 2008 including “Cars” by Pixar and “Thomas and Friends” by HIT Entertainment.

•	We also have a line of products that address basic learning needs and milestones which includes Alphabet Pal, Sing & Spin Alphabet Zoo and our new Counting Candles Birthday Cake.

LeapFrog Learning Path:

In 2008, we introduced a web-based service, the LeapFrog Learning Path, or Learning Path, in the United States and Canada. Learning Path combines our proprietary curriculum and technology with the power of the web to bring new levels of engagement, customization and personalization to LeapFrog products. The Learning Path builds direct one-to-one customer relationships with parents by empowering them with personalized feedback about their children’s learning progress and by suggesting specific LeapFrog products that will further develop their children’s skills. The Learning Path is a key component of our strategy to build direct relationships with parents, keeping them engaged with us as their children grow.

The core of Learning Path is an online tool that helps parents track what their children are learning with our web-connected products including the Tag and Tag Junior reading systems, Leapster platform and Didj platform. Parents can “see the learning” and gain personalized insight into their child’s learning progress. Learning Path gives our consumers access to a variety of downloadable content and to online rewards programs that encourage learning. We believe that Learning Path adds value to all of our connected products and expands our relationships with existing customers by providing consumers with personalized product recommendations and other relevant information. My Pal Scout and My Pal Violet, customizable plush puppies, from our Scout collection of learning toys serve as the earliest entry point to Leaning Path.

LeapWorld was introduced on a limited basis in 2009, and is the latest addition to our Learning Path strategy. LeapWorld is an online learning world for children that enriches the LeapFrog product experience and increases engagement with our products by allowing children to play online games, customize their offline game experience, access new content, watch trailers for new games and view demonstrations. Currently compatible with Leapster2, LeapWorld will be introduced more broadly in 2010 and will also be compatible with additional LeapFrog products.

For information on sales of products that constituted 10% or more of total net sales by segment, see Note 19—“Segment Reporting” in our Consolidated Financial Statements included in this Form 10-K.

For more information about the risks associated with our new products, particularly LeapFrog’s Learning Path software, see Part I, Item 1A.—Risk Factors—“Our business depends on highly changeable consumer preferences and toy trends” and “Our growing strategic focus on web-based products and customer relationship management may not yield the returns we expect, and may limit the adoption of our products in some international markets” in this Annual Report on Form 10-K. All references to risk factors throughout this Form 10-K are to risk factors contained herein.

Competition

Our products compete most directly in the toy industry in the pre-school toy and electronic learning aids categories, both in the United States and in select international markets. The educational toy category continues to attract new entrants as well as new innovative products, and competition is significant. We believe the principal methods of competition in our industry are performance, features, quality, brand recognition, price and learning content. We believe our learning toys, reading system, gaming platforms, and the related games and books, compete favorably on these bases, though we are aware that our products are sometimes viewed by consumers as premium goods, more expensive than our competitors’ products. We believe the LeapFrog brand is recognized for quality educational products, enabling us to compare favorably with many of our current competitors. In addition, we believe our learning toy product category is an important competitive differentiator because it introduces parents to the LeapFrog brand and provides an entry point to Learning Path, and our associated strategy to build direct relationships with customers.

We face the challenge of competitors introducing similar products or functionality soon after we introduce our new products or product lines, and these competitors may be able to offer their products at lower prices using cheaper manufacturing or materials, more limited functions, or larger volume. In addition, many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than us. As our competitors in the reading systems and learning toys categories seek competitive advantages and differentiation, they are increasing their investments in product research and development and advertising, focusing on global product launches and key distribution channels, expansion of retail shelf space and expansion of products sold through the web. Our principal competitors in the reading solutions and learning toy categories have included Mattel, Inc., primarily under its Fisher-Price brand, Hasbro, Inc. and its Playskool division, and Vtech Holdings Ltd.

Our learning toy product category is important strategically because it introduces parents to the LeapFrog brand. The educational toy category continues to attract new entrants as well as new innovative products, and competition is significant. We believe the LeapFrog brand is recognized for quality educational products, enabling us to compare favorably with many of our current competitors on some or all of these toy factors. As our competitors in the reading systems and learning toys categories seek competitive advantages and differentiation, they are increasing their investments in product research and development and advertising, focusing on global product launches and key distribution channels, expansion of retail shelf space and expansion of products sold through the web. Our principal competitors in the reading solutions and learning toy categories have included Mattel, Inc., primarily under its Fisher-Price brand, Hasbro, Inc. and its Playskool division, and Vtech Holdings Ltd.

As we pursue our strategies, we increasingly face a broader competitive arena with a variety of products including computer products, electronic and online games and interactive gaming systems. Products in our educational gaming category, such as our Leapster platform and related software, compete against handheld and console-based gaming platforms from Sony, Nintendo, Apple’s iPhone and iTouch and other mobile platforms, and against games and other software produced for these platforms. Online gaming and learning is also increasingly becoming a factor in our competitive environment.

Our products must also compete for leisure time of children and discretionary spending of parents with other forms of media and entertainment. We design our products to bring fun to learning in order to compete favorably with these outside competitive influences. We believe that the educational content and innovation in our products allows us to compete favorably in these categories as well.

Manufacturing

LeapFrog is committed to designing and manufacturing products that meet applicable safety and regulatory requirements. As is the case with most toy manufacturers and many consumer electronics companies, most of our products are manufactured in China. We actively manage our supplier base, mandating compliance with local and international safety inspections and reinforcing our product standards. These standards require meeting or exceeding all applicable regulatory requirements regarding safety in the design, manufacture, packaging, and delivery into the hands of each product’s ultimate user, a child.

Our manufacturing and operations strategy is designed to maximize the use of outsourced services, particularly with respect to the actual production and physical distribution of our products. We use contract manufacturers located in Asia, primarily in China, to build all of our finished products. These suppliers are selected based on their technical and production capabilities and are matched to particular products to achieve cost and quality efficiencies. For information as to how this concentration of manufacturing could affect our business, see Part I, Item 1A.—Risk Factors—“We rely on a limited number of manufacturers, virtually all of which are located in China, to produce our finished products, and our reputation and operating results could be harmed if they fail to produce quality products in a timely and cost-effective manner and in sufficient quantities.”

We have established subsidiaries in Hong Kong and Shenzhen, China to work closely with the contract manufacturing service providers. These subsidiaries manage the supply of raw materials, labor and the assembly process.

Most of our products are manufactured from basic raw materials such as plastic and paper, and the majority of our products require electronic components. These raw materials are readily available from a variety of sources, but may be subject to significant price fluctuations. Some of our electronic components used to make our products, including our application-specific integrated circuits, or ASICs, currently come from single suppliers. We generally do not have long-term agreements with any suppliers. In addition, some of our suppliers are companies with relatively short operating histories and we cannot be sure of their long-term financial viability. For example, in 2009, we learned one of our sole-source suppliers of ASICs for one of our gaming platforms was winding down its operations, which required us to negotiate a license for the technology used in the chip and arrange to purchase it directly from the semiconductor fabrication plant. Also, in 2010, a sole-source supplier of an ASIC for one of our reading systems informed us that it is having financial difficulties, which could require us to make additional arrangements like those we made with respect to the chip for our gaming platform. If, for any reason, we were unable to make alternative arrangements, it is possible that we would have to re-design the relevant ASIC or other component and obtain from alternative sources, which could cause delays in our ability to manufacture the relevant product or products. If our suppliers were unable to meet our demand for components and raw materials, and if no alternative sources were available at a reasonable cost, or available at all, our ability to produce our products on a timely and cost-effective basis would be impaired. For information as to how this concentration of suppliers could affect our business, see Part I, Item 1A.—Risk Factors—“We depend on our suppliers for our components and raw materials, and our production or operating margins would be harmed if these suppliers are not able to meet our demand and alternative sources are not available.”

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

We are subject to the Consumer Product Safety Improvement Act of 1972, as amended in August 2008 by the Consumer Product Safety Improvement Act, or CPSIA, the Federal Hazardous Substances Act, the Flammable Fabrics Act, regulation by the CPSC, and other similar federal, state and international rules and regulatory authorities. While we believe we are currently in compliance with the CPSIA standards for lead and other substances, additional requirements under CPSIA will become effective through 2011. Any unanticipated failure to comply with those upcoming requirements could lead to products returns or inventory write-offs. For more information about the adverse effects that could result from possible errors or defects in our products, see Part I, Item 1A.—Risk Factors—“Any errors or defects contained in our products, or our failure to comply with applicable safety standards, could result in recalls, delayed shipments and rejection of our products and damage to our reputation, and could expose us to regulatory or other legal action.”

LeapFrog’s quality control system processes include product testing and verification for safety and reliability, starting in the design phase of a product’s life cycle and continuing through production and field support. Our testing for safety is generally more frequent than standards require, and focused testing for special areas of interest, such as chemical compliance controls is undertaken even more frequently. We set standards for supplier performance and we make routine assessments of and take steps to verify compliance with our quality standards. We communicate those expectations to our suppliers regularly and work with them to sustain the process of consistently producing safe products. We work with a relatively small group of contract manufacturers, some of which are specialized for the consumer electronics manufacturing sector.

Research and Development

LeapFrog designs its hardware platforms and related software-based content using in-house research and development resources and outside consultants as necessary. Generally, once the design phase of the product is complete, the remaining development and manufacturing of the products are outsourced to third parties. Our total research and development costs were $35.0 million, $48.5 million, and $59.4 million in 2009, 2008 and 2007, respectively.

•

Hardware and Software Development: We believe that investment in research and development is a critical factor in strengthening our portfolio of products. We have assembled a team of specialists with backgrounds in a wide variety of fields including education, child development, hardware engineering, software development, video games and toys. We have internally developed each of our current platforms and stand-alone products, although we use licensed technology if warranted. For example, we use a version of Macromedia’s Flash player in our Leapster handheld platform. We also use optical pattern recognition hardware and software from Anoto AB in our Tag reading system.

•

Content Development: Our content production department has developed large portions of the content for our interactive books, educational games, and stand-alone products, applying our proprietary pedagogical approach, which is based on established educational standards. Much of our content uses licensed characters, such as the Disney Princesses, Thomas the Tank Engine, Sonic the Hedgehog, SpongeBob SquarePants and characters from the movies “Indiana Jones,” “Hannah Montana,” “Star Wars: the Clone Wars” and “Wall-e.” We develop most of our concept designs in-house. Most members of our in-house content development and production team have prior experience in the education, entertainment and educational software or video game industries.

Some elements of our product development cycle and most of our game production are performed by third-party contractors to improve efficiency and control costs.

Advertising and Marketing

Our advertising and marketing strategy is designed to position LeapFrog as a leader in providing engaging, effective, technology-based learning solutions primarily for children. Our communication supports a strong brand that parents seek out to teach children in a fun and engaging way, with the goal of building their love of learning.

We strive to utilize the best practices in integrated marketing campaigns. We shifted our strategy during the year to leverage less costly forms of advertisement, such as direct-to-consumer marketing programs via our Learning Path, with less dependence on traditional marketing programs such as television advertising.

We have well-established retailer relationships and communicate our messages and offers through advertisements in-store and in local newspapers. These advertisements run by our retail partners, such as Target, Toys “R” Us, and Wal-Mart, highlight promotional activities and the availability of particular LeapFrog products at these retailers’ outlets. In key retail stores, we use in-store demonstration display units to highlight LeapFrog products and demonstrate the features of our products through in-store user experience.

We leverage public relations globally as a strategy to gain additional momentum for our brand and products through media outreach focused on garnering both product-specific and corporate media coverage. We strive to utilize best practices in media outreach campaigns that target both traditional print and broadcast media with Internet/viral media outreach globally.

Distribution

Our customers generally fit into one of the following categories:

•	Retailers that resell our products to consumers in the United States and some international regions;

•	Distributors that purchase our products for resale to retailers, generally internationally:

•	Direct consumers who purchase our products via our website, www.LeapFrog.com;

•	U.S. schools and school districts that purchase our products for use in their classrooms either through education market resellers or directly, through our website, www.LeapFrog.com.

Retailers and distributors purchase our products either through free on board, or FOB, terms, in which case the products are picked up by our customer in China and the customer pays through pre-established letters of credit or upon payment terms, or via “domestic” terms, in which case we ship goods from our regional warehouses to the distributor or retailer. Distributors and retailers generally have payment terms based on the date of shipment. Generally we do not provide rights of return or extended payment terms to our customers, except for industry standard terms surrounding the return of defective merchandise. We direct our manufacturers to build products and we maintain inventories in our regional warehouses to meet expected short-term demand. Additional information regarding our inventory levels is included in Note 3—“Inventories” in our Consolidated Financial Statements included in this Form 10-K.

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

For a discussion of how our intellectual property rights may not prevent our competitors from using similar or identical technology, Part I, Item 1A.—Risk Factors —“Our intellectual property rights include licenses from third parties and may not prevent our competitors from using our technologies or similar technologies to develop competing products, which could weaken our competitive position and harm our operating results.” For a discussion of how our intellectual property rights may not insulate us from claims of infringement by third parties, see Part I, Item 1A.—Risk Factors—“Third parties have claimed, and may claim in the future, that we are infringing their intellectual property rights, which may cause us to incur significant litigation or licensing expenses or to stop selling some of our products or using some of our trademarks.”

In addition to proprietary materials we have developed, we use various licensed technologies in some of our key products, such as Leapster and Tag. For example, we use a version of Macromedia’s Flash player in our Leapster handheld platform and we use optical pattern recognition hardware and software from Anoto AB in our Tag reading systems. Our continued use of these rights is dependent on our continued compliance with applicable license terms. Any failure to do so could interrupt our supply chain and require us to modify our products or business plans. Please see Part I, Item 1A.—Risk Factors—“Our intellectual property rights include licenses from third parties and may not prevent our competitors from using our technologies or similar technologies to develop competing products, which could weaken our competitive position and harm our operating results” for further discussion of the risks we face in relying on third party technology licenses for our products.

Seasonality

Our business is highly seasonal in both of our segments, with our retail customers making a large percentage of all purchases in preparation for the traditional holiday season. Our business, being subject to these significant seasonal fluctuations, generally earns the majority of our net sales and all of our net income, if any, during the third and fourth calendar quarters. Our seasonal sales patterns for the years ended December 31, 2009, 2008 and 2007 are shown in the table below.

	Years Ended December 31,
	2009	2008	2007
Percent of total net sales:
1st quarter	8%	13%	14%
2nd quarter	13%	15%	13%
3rd quarter	29%	43%	32%
4th quarter	50%	29%	41%

Total	100%	100%	100%

These seasonal purchasing patterns and their related production lead times create risk in our business due to possible under-production of popular items and over-production of items that do not match consumer demand. In addition, as the most recent recession progressed, our retail customers managed their inventories more stringently, requiring us to ship products closer to the time of expected consumer demand. If this trend continues, it could increase the risk that we would be unable to meet the demand for specific products at peak demand times. Similarly, this trend could have an adverse impact on our own inventory levels if we pre-build products to meet anticipated demand that does not materialize. For more information about the effects of seasonality on our business see Part I, Item 1A.—Risk Factors—“Our business is seasonal, and our annual operating results depend, in large part, on sales relating to the brief holiday season.”

Financial Information about Geographic Areas

Financial information regarding export sales and international operations versus United States sales and operations is included in Note 19—“Segment Reporting” in our Consolidated Financial Statements included in this Form 10-K. For information regarding risks attendant to our foreign operations upon which our international segment depends, see Part I, Item 1A.—Risk Factors—“Our international business may not succeed and subjects us to risks associated with international operations.

Employees

As of December 31, 2009, we had 541 full-time employees. The total number of our full-time employees declined by 85, or 14%, from December 31, 2008 to December 31, 2009 due primarily to headcount reductions and to a lesser extent, migration of some of our product development cycle to external parties. We also retain independent contractors to provide various services, primarily in connection with our content development. Except as set forth below, we are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good. Some of our foreign subsidiaries are subject to collective bargaining agreements whose benefits and terms are codified and required under local labor laws.

Executive Officers of the Registrant

The following table sets forth information with respect to our executive officers as of February 19, 2010:

Name	Age	Position Held
Jeffrey G. Katz	54	Chairman of the Board, Chief Executive Officer, and President
William B. Chiasson	57	Chief Financial Officer
William K. Campbell	48	Senior Vice President, Consumer Sales
Michael J. Dodd	50	Senior Vice President, Supply Chain and Operations

Jeffrey G. Katz has served as our Chief Executive Officer and President since July 2006, as a member of our board of directors since June 2005, and as the Chairman of the board since March 2009. From 2000 to 2004, Mr. Katz served as the Chairman and Chief Executive Officer of Orbitz, Inc., an online travel company. From 1997 to 2000, Mr. Katz was President and Chief Executive Officer of Swissair, a publicly held airline. From 1980 to 1997, he served in a variety of roles at American Airlines, a publicly held airline, including Vice President of American Airlines and President of the Computerized Reservation System Division of SABRE. Mr. Katz serves on the board of directors of Sojern, Inc., a privately held company that operates a targeted advertising network. Mr. Katz earned a B.S. in mechanical engineering from the University of California, Davis, and M.S. degrees from both Stanford University and the Massachusetts Institute of Technology.

William B. Chiasson has served as our Chief Financial Officer since November 2004. Prior to joining us, he served as Senior Vice President and Chief Financial Officer of Levi Strauss & Co., a marketer of apparel, from August 1998 to December 2003. From January 1988 to August 1998, Mr. Chiasson served in varying capacities with Kraft Foods, Inc., a division of Phillip Morris Companies and a manufacturer and seller of branded foods and beverages, most recently as Senior Vice President, Finance and Information Technology for Kraft Foods, Inc. From June 1979 to January 1988, Mr. Chiasson served in varying capacities with Baxter Healthcare, most recently as its Vice President and Controller for the Hospital Group. Mr. Chiasson received his B.A. from the University of Arizona and his M.B.A. from the University of Southern California.

William K. Campbell has served as our Senior Vice President, Global Sales since December of 2009, as Senior Vice President of Consumer Sales from May 2006 to December of 2009, as Vice President, Consumer Sales from December 2002 to May 2006 and as Director of Sales from January 2000 to December 2002. Prior to joining LeapFrog, he served in varying capacities at Lego Systems, Inc., most recently as national account manager from February 1997 to December 1999. Mr. Campbell received his B.A. from Stephen F. Austin State University.

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

On February 11, 2010, we announced that, effective March 1, 2010, Jeffrey Katz, currently Chairman and CEO, will take on the role of Executive Chairman. Bill Chiasson, currently Chief Financial Officer, will become Chief Executive Officer and Mark Etnyre, currently Vice President and Corporate Controller, will become Chief Financial Officer.

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

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, available (free of charge), or through the investor relations section of our website located at www.leapfroginvestor.com under “Financial Information—SEC Filings” as soon as reasonably practicable after they are filed with or furnished to the SEC. Information contained on or accessible through our website or contained on other websites is not deemed to be part of this report on Form 10-K.

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

In 2008, we introduced a number of new products and services to the market. These new products represented a substantial portion of our 2008 and 2009 sales. Furthermore, in 2009, we introduced a new toy line and new variations on our gaming and reading platforms. We cannot be sure that any new products or services will be widely accepted and purchased by consumers, and if new products are not as successful as we expect, our business and operating results will be adversely affected. Some of the key products launched in 2008 and 2009 have a high price point compared to other children’s products. Consumers may be especially resistant in the current economic climate to purchasing higher-priced products and may elect to defer or omit these discretionary purchases, at least until the economy improves. This could limit or delay sales of our new products and services and create pressure to lower our prices.

Our business depends on three retailers that together accounted for the vast majority of the United States segment’s gross sales for the year, and our dependence upon a small group of retailers may increase.

Our top three retailers in 2009 were Wal-Mart, Toys “R” Us and Target, which continue to account for the vast majority of our total customer billings for the year to date. Sales invoiced to these three retailers, in the aggregate accounted for approximately 57% and 60% of the United States segment’s gross sales (total customer billings) in 2009 and 2008. For the foreseeable future, we expect to continue to rely on a small number of large retailers for the bulk of our sales and expect that our sales to these retailers may increase as a percentage of our total sales.

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

Our efforts to build a marketing and sales model that relies more on linking directly to consumers through the Internet remains in its early stages and we cannot be sure whether we will realize our expected return on investment. Many of our current and planned key products, such as the Tag reading system, Leapster2 and its successors, and some of recent learning toys, are built as web-enabled products designed to be connected to a computer that has Internet access in order to access content and features. As our strategy shifts to web-enabled products and consumer relationship management, any resistance by parents to buying children’s products requiring installation of software and connecting the product to a computer could have a more pronounced effect on our business. Also, launch or adoption of web-enabled products may be limited in regions where broadband Internet access is not widespread, such as in some international markets. If parents fail to sign up for the Learning Path or to use it at the rates we expect, or choose not to permit us to send them marketing e-mail, or if our web efforts prove ineffective at generating repeat customers, our investment in building, maintaining and improving our web-based services may not yield the return on our investment that we anticipate. See also “System failures in our web-based services or store could harm our business.”

Economic declines have had a material adverse effect on our sales, and a slow recovery could prevent us from achieving our financial goals in 2010 and beyond.

The global economic crisis and the drastic deterioration of consumer sales in late 2008 led to a severe drop-off in our sales beginning in the fourth quarter of 2008 and continuing through the third quarter of 2009. We rely heavily on sales to retailers during the third and fourth quarters of each year to achieve our overall sales goals. Also, we rely on strong consumer sales in these periods to prevent build up of retail inventory. Any such inventory build-up can have a continuing negative effect on our sales in the first and second quarters of the next year. Both our sales to retailers and consumer sales for the fourth quarter of 2008 were significantly below our expectations and constituted a substantially smaller percentage of our annual sales than they have in previous years. Our first, second and third quarter net sales declined by 49%, 28% and 43% respectively in 2009 compared to 2008. We cannot predict the extent to which economic conditions will change and many economists predict that the economic decline will be prolonged, that any recovery may be weak, and that conditions may deteriorate further before there is any improvement or even after some improvement has occurred.

To drive sales in 2009, we provided more pricing reductions, promotional incentives and other concessions in our sales terms in 2009 than we have in the past and may need to continue offering such concessions in 2010 to drive sales. Consumers may have become used to paying lower prices for some of our products and efforts to restore normal pricing may hamper sales. Continuing weak economic conditions in the United States or abroad as a result of the current global economic downturn, lower consumer spending (especially discretionary items), lower consumer confidence, continued high or higher levels of unemployment, higher inflation or even deflation, higher commodity prices, such as the price of oil, political conditions, natural disaster, labor strikes or other factors could negatively impact our sales or ability to achieve profitability in 2010, or beyond.

Our business is seasonal, and our annual operating results depend, in large part, on sales relating to the brief holiday season.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, causing a substantial majority of our sales to retailers to occur during the third and fourth quarters. Even if we achieve a profit in future years, we expect for the foreseeable future that we will incur losses in the first and second quarters of such years. Approximately 79%, 72% and 73% of our total net sales occurred during the second half of the year during 2009, 2008 and 2007, respectively. The percentage of total sales in the second half of the year may increase as retailers become more efficient in their control of inventory levels through just-in-time inventory management systems, particularly as they remain cautious about over-ordering products prior to the holiday season. Generally, retailers time their orders so that suppliers will fill the orders closer to the time of purchase by consumers, thereby reducing their need to maintain larger on-hand inventories throughout the year to meet demand. If a decline in the economy, or other factors, lead to a decline of sales in the third or fourth quarter in particular, it can have a disproportionate negative impact on our results for the year. For example, with the severe economic downturn in the third and, particularly, the fourth quarter of 2008, our sales in the fourth quarter declined to 29% of total net sales for the year, compared to 41% and 37% of total net sales in 2007 and 2006, respectively. In addition, soft consumer sales in the holiday season can lead to ongoing weakness in sales to retailers well into the following year. For example, following the dramatic decline in our net sales in the fourth quarter of 2008, net sales for our first, second and third quarters of 2009 declined by 49%, 28% and 43% respectively, compared to the corresponding periods of 2008. Failure to predict accurately and respond appropriately to retailer and consumer demand on a timely basis to meet seasonal fluctuations, or any disruption of consumer buying habits during this key period, such as may result from the current economic crisis, would harm our business and operating results.

The unexpected loss of one or more members of our executive management team or other key employees could adversely affect our business.

We have an experienced executive management team, as well as many talented and proven employees in key areas including but not limited to product development, engineering, and marketing. We believe that these individuals understand our strategic priorities to revitalize our long-term growth and improve stockholder value. We cannot make any assurances that we can retain these individuals for the period necessary for us to return to significant profitability. Competition for high caliber personnel is strong in our area and industry, and the ability to retain key employees during a revitalization effort can be difficult. The unexpected future loss of services of members of our executive management team or other key employees could have an adverse effect on our business. If we are unable to retain key personnel, then it may be difficult for us to maintain a competitive position within our industry or implement our strategic priorities.

If we do not maintain sufficient inventory levels or if we are unable to deliver our products to our customers in sufficient quantities, or on a timely basis, or if retail inventory levels are too high, our operating results will be adversely affected.

The high degree of seasonality of our business places stringent demands on our inventory forecasting and production planning processes. This was especially true in the last part of 2009 as we maintained lower inventory levels and produced additional inventory only as we developed greater certainty about retailer demand for our products. This inventory management approach may be particularly challenging when combined with “just-in-time” inventory management systems increasingly used by retailers as they remain cautious about future inventory levels. See also “Our business is seasonal, and our annual operating results depend, in large part, on sales relating to the brief holiday season” below. If we fail to meet tight shipping schedules, we could damage our relationships with retailers, increase our shipping costs or cause sales opportunities to be delayed or lost. In order to be able to deliver our merchandise on a timely basis, we need to maintain adequate inventory levels of the desired products. If our inventory forecasting and production planning processes result in our maintaining manufacturing inventory in excess of the levels demanded by our customers, we could be required to record inventory write-downs for excess and obsolete inventory, which would adversely affect our operating results. If the inventory of our products held by retailers is too high, they may not place or may reduce orders for additional products, which would unfavorably impact our future sales and adversely affect our operating results in 2010.

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

If our suppliers are unable to meet our demand for our components and raw materials and if we are unable to obtain an alternative source or if the price available from our current suppliers or an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products would be seriously harmed and our operating results would suffer. In addition, as we do not have long-term agreements with our major suppliers and cannot guarantee their stability, they may stop manufacturing our components at any time, with little or no notice. For example, in 2009, we learned one of our sole-source suppliers of ASICs for one of our gaming platforms was winding down its operations, which required us to negotiate a license for the technology used in the chip and arrange to purchase it directly from the semiconductor fabrication plant. Also, in 2010, a sole-source supplier of an ASIC for one of our reading systems informed us that it is having financial difficulties, which could require us to make additional arrangements like those we made with respect to the chip for our gaming platform. If we are required to use alternative sources, we may be required to redesign some aspects of the affected products, which may involve delays and additional expense. If there are any significant interruptions in the supply of components, we may be unable to manufacture sufficient quantities of our finished products or we may be unable to manufacture them at targeted cost levels, and our business and operating results could be harmed.

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

In the course of our business, we periodically receive claims of infringement or otherwise become aware of potentially relevant patents, copyrights, trademarks or other intellectual property rights held by other parties. For example, in October 2009, TAG Toys, Inc. filed a complaint against us alleging, among other things, that our use of various logos and marks relating to our Tag Reading Systems infringes trademark rights held by TAG Toys, and seeking unspecified monetary damages, costs and attorneys’ fees, and injunctive relief. Responding to any infringement claim, regardless of its validity, may be costly and time-consuming and may divert our management and key personnel from our business operations. If we, our distributors or our manufacturers are adjudged to be infringing the intellectual property rights of any third party, we or they may be required to obtain a license to use those rights, which may not be obtainable on reasonable terms, if at all. We also may be subject to significant damages or injunctions against the development and sale of some of our products or against the use of a trademark or copyright in the sale of some of our products. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all the liability that could be imposed.

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

Concerns about potential public harm and liability may involve involuntary recalls or lead us to voluntarily recall selected products. For example, in June 2009, we announced a voluntary recall of our original My Pal Scout to replace the paw decals with embroidered paws because the decals, if removed, may have resulted in a safety issue. Recalls or post-manufacture repairs of our products could harm our reputation and our competitive position, increase our costs or reduce our net sales. Costs related to unexpected defects include the costs of writing down the value of our inventory of defective products and providing product replacement, as well as the cost of defending against litigation related to the defective products. Further, as a result of recent recalls and safety issues related to products of a number of manufacturers in the toy industry, some of our retailer customers have been increasing their testing requirements of the products we ship to them. These additional requirements may result in delayed or cancelled shipments, increased logistics and quality assurance costs, or both, which could adversely affect our operations and financial results. In addition, recalls or post-manufacturing repairs by other companies in our industry could affect consumer behavior and cause reduced purchases of our products and increase our quality assurance costs in allaying consumer concerns.

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

The Internet-based aspects of our business have grown substantially in strategic importance to our overall business. However, we still have limited experience operating an e-commerce system and providing web services in connection with our products. Any failure to provide a positive user experience could have a negative impact on our reputation, sales and consumer relationships. If demand for accessing our websites exceeds the capacity we have planned to handle peak periods or if other technical issues arise when customers attempt to use these systems to purchase products or to access features or content for our increasing number of web-connected products, then customers could be inconvenienced or become dissatisfied with our products. For example, in the past, our website has suffered service disruptions and delays from time to time, particularly during the December holidays, due, for example, to the number of consumers attempting to access it and errors in the systems processing transactions and account creations. Any significant disruption to our website or internal computer systems or malfunctions related to transaction processing on our e-commerce store or content management systems could result in a loss of potential or existing customers and sales. This risk has become more acute as we rely increasingly on our web-based consumer relationship management efforts to drive sales and position our business. Any significant system failures in our web-based services or store could have a significant adverse effect on our sales and operating plan.

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

If retailers encounter liquidity problems due to weak sales or their inability to raise sufficient capital because of credit constraints, we may not be able to collect the accounts receivable we generate based on the orders we fulfill. In 2008 and 2009, some retailers did not pay us in a timely manner and others indicated that they would be unable to pay any vendors. In addition, there were a number of bankruptcies among prominent retailers. Where retailers file for bankruptcy protection, we are likely to collect less money than we are owed, and may collect nothing, particularly when the retailer had significant secured debt ahead of our claims. If any of our retailers suspend or reduce payments to us or file for bankruptcy protection, the resulting bad debt expense we would incur would have an adverse effect on our results of operations. In our balance sheet as of December 31, 2009, our accounts receivable balance was reduced by an estimated allowance for doubtful accounts of $1.1 million, which could increase if retailers continue to struggle or more bankruptcies were filed. In addition to collection risk, we may decide not to accept orders from troubled retailers, which would further reduce sales.

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

Global credit market fluctuations could increase the cost of capital or limit our ability to raise additional capital should we need it, and unforeseen events could stress or exceed our current or future liquidity. In addition to cash received from the collection of accounts receivable, from time to time, we may fund our operations and strengthen our liquidity through borrowings under our line of credit. Our line of credit has numerous financial tests and covenants that affect the amount we can borrow, and includes various events of default that could impair our ability to use the line. In addition, the line of credit terminates in August 2012 and we cannot be sure whether we will be able to renew it on similar terms or at all. If we are unable to borrow sufficient funds in a timely manner or at an acceptable cost, we may need to alter our business practices. For example, we may be required to manufacture at levels that lag rather than anticipate future order levels, which could limit our ability to sell and ship our products as demand increases, delaying our ability to benefit from improvements in the retail sales environment.

Our international business may not succeed and subjects us to risks associated with international operations.

We derived approximately 19% and 21% of our net sales from markets outside the United States during 2009 and 2008, respectively. Our efforts to increase sales for our products outside the United States may not be successful and may not achieve higher sales or gross margins or contribute to profitability.

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

Currency conversion risks and fluctuations have recently become more pronounced. Sales to our international customers are transacted primarily in the country’s local currency. If foreign currency weakens compared to the U.S. dollar, our International segment sales results will suffer.

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

Our intangible assets include the excess purchase price over the cost of net assets acquired, or goodwill, capitalized website development costs, patents, trademarks and licenses. Goodwill arose from our September 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, and our acquisition of substantially all the assets of Explore Technologies in July 1998. Total intangible assets are fully allocated to our United States business segment. Goodwill and other intangibles with indefinite lives are tested for impairment at least annually. In determining the existence of impairment, we consider changes in our strategy and in market conditions, which could result in adjustments to our recorded asset balances. Specifically, we might be required to record impairment charges if the carrying values of our intangible assets exceeded their estimated fair values. Such impairment recognition would decrease the carrying value of intangible assets and increase our net loss. At December 31, 2009, intangible assets, net, totaled $22.2 million, of which $19.5 million was attributable to goodwill.

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

As of December 31, 2009, Lawrence J. Ellison and entities controlled by him beneficially owned approximately 16.2 million shares of our Class B common stock, which represents approximately 52.4% of the combined voting power of our Class A common stock and Class B common stock. As a result, Mr. Ellison controls all stockholder voting power, including with respect to:

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

Our stock price has been extremely volatile over the past several years and could decline in the future, resulting in losses for our investors and harming the employee-retention and recruiting value of our equity compensation.

Our stock price has been extremely volatile since the markets began suffering rapid declines in stock prices, particularly since the third quarter of 2008. Our closing stock price on the New York Stock Exchange declined to $1.14 during the first quarter of 2009, down from a high in 2008 of $10.63 during the third quarter, and, as of February 19, 2010, our closing stock price was $5.15. All the factors discussed in this section could affect our stock price. The timing of announcements in the public markets regarding new products, product enhancements or product recalls by us or our competitors, or any other material announcements could affect our stock price. Speculation in the media and analyst communities, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock and market trends unrelated to our stock can cause the price of our stock to change. A significant drop in the price of our stock could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, adversely affecting our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

The table below lists our current significant properties. In addition to these properties, we have leased properties for administration, sales and operations in Canada, England, France, Mexico and China.

Location	Use	Segment	Condition	Type of Possession
Fontana, California	Distribution center	All	Satisfactory	Lease
Emeryville, California	Headquarters and operations	All	Satisfactory	Lease

ITEM 3. LEGAL PROCEEDINGS

From time to time, in the normal course of business, we are party to various pending claims and lawsuits. Currently, we are party to a claim regarding our use of various trademarks and logos in connection with our Tag reading systems. In October 2009, TAG Toys, Inc. filed a complaint against the Company in the United States District Court for the Central District of California, alleging that our use of various logos and marks relating to the our Tag Reading Systems infringes trademark rights held by TAG Toys, constitutes a false designation of origin for our products, and constitutes unfair competition under federal and California laws. TAG Toys is seeking unspecified monetary damages, costs and attorneys’ fees, and injunctive relief. In December 2009, we filed our answer to TAG Toys’ complaint, denying the material allegations and asserting affirmative defenses. We are continuing to evaluate TAG Toys’ claims and we intend to continue to defend ourselves vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders during the fourth quarter of our 2009 fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Holders

Our Class A common stock is listed on the New York Stock Exchange, or the NYSE, under the symbol “LF.” On February 19, 2010, there were 2,724 holders of record of our Class A common stock and nine holders of record of our Class B common stock.

The following table sets forth the high and low sales prices per share of our Class A common stock on the NYSE in each quarter during the last two years. The values stated below are actual high and low sales prices, inclusive of intra-day trading.

2009	High	Low
First quarter	$3.69	$0.84
Second quarter	$3.33	$1.28
Third quarter	$4.77	$1.91
Fourth quarter	$4.45	$2.88

2008
First quarter	$7.75	$4.95
Second quarter	$9.38	$7.09
Third quarter	$10.63	$7.51
Fourth quarter	$10.47	$3.14

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. Our current credit facility prohibits the payment of cash dividends on our capital stock. We expect to reinvest any future earnings in our business and do not anticipate paying cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following selected significant consolidated financial data for the five fiscal years from January 1, 2005 through December 31, 2009, have been derived from our audited consolidated financial statements. The following information is qualified by reference to, and should be read in conjunction with Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes thereto.

	2009	2008 (1)	2007 (1)	2006 (1)	2005
	(In millions, except per share data)
Consolidated Statements of Operations Data:
Net sales	$379.8	$459.1	$442.3	$502.3	$649.8
Gross profit	158.0	181.5	173.3	147.0	279.6
Operating expenses	166.4	241.7	275.6	272.6	258.6
Income (loss) from operations	(8.4)	(60.2)	(102.3)	(125.5)	21.0
Net income (loss)	$(2.7)	$(68.3)	$(102.5)	$(145.9)	$17.5
Net income (loss) per common share:
Basic	$(0.04)	$(1.07)	$(1.62)	$(2.32)	$0.28
Diluted	$(0.04)	$(1.07)	$(1.62)	$(2.32)	$0.28
Shares used in calculating net income (loss) per share: *
Basic	63.9	63.6	63.4	62.8	61.8
Diluted	63.9	63.6	63.4	62.8	62.3

(1)	Certain amounts have been revised. Refer to Note 1, “Summary of Significant Accounting Policies” for additional information.
*	Weighted average shares outstanding of Class A and Class B common stock.

	2009	2008 (1)	2007 (1)	2006 (1)	2005
	(In millions)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$61.6	$79.1	$93.5	$148.1	$72.1
Working capital **	148.3	140.0	192.1	290.0	410.7
Total assets	306.0	306.1	369.8	450.4	605.8
Total stockholders’ equity	$192.7	$179.9	$243.5	$334.0	$466.3

(1)	Certain amounts have been revised. Refer to Note 1, “Summary of Significant Accounting Policies” for additional information.
**	Current assets less current liabilities.

	2009	2008 (1)	2007 (1)	2006 (1)	2005
	(In millions)
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$(5.0)	$12.0	$(15.4)	$90.4	$(24.7)
Investing activities	(13.3)	(23.4)	41.0	(77.5)	—
Financing activities	(0.2)	(0.2)	1.9	4.2	10.3
Effect of exchange rate changes on cash	1.0	(2.8)	(1.3)	1.8	2.3

Increase (decrease) in cash and cash equivalents	$(17.5)	$(14.4)	$26.2	$18.9	$(12.1)

(1)	Certain amounts have been revised. Refer to Note 1, “Summary of Significant Accounting Policies” for additional information.

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

OVERVIEW

We design, develop and market a family of innovative technology-based learning platforms and related proprietary content for infants to children twelve years old for use at home and in schools around the world. We have created more than 340 interactive software titles, covering important subjects such as phonics, reading, writing and math. In addition, we have a broad line of stand-alone educational products, or learning toys, that do not require the separate purchase of software and are generally targeted at children from infancy through age five. Our products are available in four languages and are sold globally through retailers, distributors and directly to schools. Our goal is to create educational products that kids love, parents trust and teachers value.

We generate revenue from selling platform hardware, including our Tag and Tag Jr. reading systems, our classic Leapster, Leapster2 and Didj educational gaming platforms, and our Clickstart: My First Computer and Zippity learning systems, along with a range of learning toys. We also generate revenue from the sale of a wide range of content for our platforms that we develop based on licensed characters or using LeapFrog-owned characters.

We introduced the LeapFrog Learning Path, a web-based service that helps parents track what their children are learning with our web-connected products, in the United States and Canada in 2008 and in early 2009 in the United Kingdom. Learning Path gives our consumers access to a variety of downloadable content and to online rewards programs that encourage learning. Learning Path also makes it easier for our consumers to “age up” with our products. Parents are able to “see the learning” and gain personalized insight into their child’s learning progress. Many of our products, including the Tag reading system, launched in 2008, the Leapster2 handheld gaming system, launched in 2008, the Tag Junior reading system, launched in 2009, and My Pal Scout and My Pal Violet, also launched in 2009, are designed to connect to the Learning Path.

Our products compete most directly in the toy industry in the pre-school toy and electronic learning aids categories, both in the United States and in selected international markets. The educational toy category continues to attract new entrants as well as new innovative products, and competition is significant.

Our business is highly seasonal with a significant portion of our revenues occurring in the second half of the year. Given relatively low sales volumes in the first half of the year and the relatively fixed nature of many of our operating expenses, which occur fairly evenly throughout the year, our results of operations are generally stronger in our third and fourth quarters relative to our first and second quarters. Conversely, our cash flow from operations tends to be highest in the first quarter of the year when we collect the majority of our accounts receivable related to the prior year’s fourth quarter sales. Cash flow from operations generally tends to be lowest in our third quarter, as accounts receivables collections taper off and we are building inventory in preparation for the fourth quarter holiday season. The reduction in cash flow in the third quarter generally means that our available cash is at its lowest point for the year in the first month of the fourth quarter.

This pattern differed in 2008 based on declines in sales in the fourth quarter of 2008 as a result of the global economic crisis. As retailers reacted to sharply declining consumer spending, our sales for the fourth quarter of 2008 were significantly below our expectations and constituted a substantially smaller percentage of our annual sales than fourth quarter sales had in previous years. Fourth quarter sales in 2007 were 41% of total sales for the year as compared to the same period of 2008 in which sales made up only 29% of total net sales for the year, a 24% decline year over year. In 2009, we returned to our normal seasonal pattern with fourth quarter sales making up 50% of total sales for the year.

In addition, weak retail consumer spending in the fourth quarter of 2008 generated unusually high retail inventory levels, which had an adverse impact on net sales for the first three quarters of 2009. Given the seasonality of our business, declines in sales in the third and fourth quarters generally have a disproportionate impact on our annual operating results for that year and for cash flows from operations at the beginning of the following year due to higher than anticipated retailer inventory levels. Stronger consumer demand during the fourth quarter of 2009 resulted in low retail inventory levels to close 2009. Although, in light of the current ongoing economic uncertainty, no assurance can be given, sales in the first quarter of 2010 should benefit as we anticipate increased shipments to replenish the lean retail inventories. Despite some signs of modest economic recovery, we may still face significant risk associated with reduced consumer spending. The potential business risk for us from macroeconomic conditions anticipated for 2010 is discussed further in Part II. Item 1A.—Risk Factors—“Economic declines has have had a material adverse effect on our sales, and a slow recovery could prevent us from achieving our financial goals in 2010 and beyond,” “Retailer liquidity problems could harm our liquidity and financial results,” and “Our liquidity may be insufficient to meet the long-term or periodic needs of our business.”

Reducing our cost structure to remain competitive in a historically severe economic environment was a priority in 2009. For example, during the second quarter of 2009, we sublet a portion of our headquarter facilities in Emeryville, California. During the fourth quarter of 2009, we consolidated the administrative operations of our subsidiaries in France and the United Kingdom. Further, throughout the year we continued to automate and simplify our operational processes, reduced staffing levels, and spent less, and plan to continue spending less, on non-targeted advertising. Driving further cost efficiencies in 2010 will continue to be a high priority.

We intend to focus our spending resources on building out our core product lines and improving the marketability and scope of our content library. We invest in research and development of existing and new lines of business that we believe will contribute to our long-term growth and profitability. For example, we continue to invest in developing new hardware platforms and content based on the latest relevant technologies that impact both offline and online play experiences. We believe delivering innovative and high-value experiences that are fun and that facilitate learning in kids who play with our products is the key to our future growth.

Our strategic priorities for 2010 and beyond are to invest in the core categories of interactive reading, educational gaming, our learning toy line and in our Learning Path. Our marketing will be aimed at increasing consumer sales in each of these lines, driving content sales to be a greater percentage of our overall sales, and catalyzing new growth in the children’s learning category. We launched new connected products and content in our reading and gaming lines, and we expanded our learning toy line in 2009. New learning toy products include our widely reviewed and relatively inexpensive Scout line of learning toys, and the Zippity learning system, a gaming system featuring full-body movement controls, which is our first co-branded product with Disney.

We organize, operate and assess our business in two primary operating segments: United States and International. Historically, we operated a School segment that sold products tailored for the United States educational market directly to schools, teacher supply stores and through catalogs and websites aimed at educators. During 2008, we significantly reduced our direct marketing to the educational channel, reduced headcount and direct facilities expenses accordingly, and transferred responsibility for this sales channel to the former U.S. Consumer operating segment. This modification is consistent with how the chief operating decision maker reviews performance, allocates resources and manages the business. Accordingly, we have consolidated and reclassified the results of the former U.S. Consumer and School segments into the United States segment for the fiscal years ended December 31, 2009, 2008 and 2007. See Note 19—“Segment Reporting” in our Consolidated Financial Statements included in this Form 10-K for certain detailed information on our segments and their financial results, our customers and our products for the fiscal years ended December 31, 2009, 2008 and 2007.

RESULTS OF OPERATIONS

Revisions for the Years Ended 2008 and 2007

Subsequent to the issuance of our September 30, 2009 unaudited consolidated financial statements, we determined there was an error in the way our stock plan management and reporting software was calculating stock-based compensation expense. We became aware of the error as a result of an upgrade to a newer version of the software, which calculated stock-based compensation expense amounts for prior periods that were different from those calculated using the older version. Specifically, the older software version we had been using calculated stock-based compensation expense by incorrectly applying a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date, rather than calculating stock-based compensation expense based upon the actual vested portion of the grant date fair value. As a result, stock-based compensation expense was understated in certain periods prior to the grant’s final vest date. Consequently, revision of the errors in the calculation and recognition of stock-based compensation expense increased operating expenses, and therefore, increased net loss by $0.1 million, $1.2 million and $0.8 million, for the fiscal years ended December 31, 2008, 2007 and 2006, respectively.

We have determined that the impact of these errors is not significant to the previously issued annual and interim financial statements as defined by Accounting Standards Codification (ASC) Topic 250, “Accounting Changes and Error Corrections.” The audited financial statements, related notes, tables and analyses for the years ended December 31, 2008 and 2007 have been revised in this Form 10-K filing. In addition, all references to results for the year ended December 31, 2006 have also been revised. All future filings, including interim financial statements, will be revised appropriately. Refer to Note 1, “Summary of Significant Accounting Policies” for more information.

SUMMARY OF CONSOLIDATED RESULTS FOR FISCAL YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

	2009	2008	2007	% Change 2009 vs. 2008	% Change 2008 vs. 2007
	(Dollars in millions)
Net sales	$379.8	$459.1	$442.3	-17%	4%
Gross margin *	42%	40%	39%	2	1 **
Operating expenses	166.4	241.7	275.6	-31%	-12%
Loss from operations	(8.4)	(60.2)	(102.3)	86%	41%
Net loss per share—basic and diluted	$(0.04)	$(1.07)	$(1.62)	96%	34%

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Fiscal Year 2009 Compared to Fiscal Year 2008

Net sales for 2009 declined 17% from those recorded in 2008. The decline was driven primarily by the high 2008 year-end retail inventory levels and depressed consumer spending due to the weakened economy, which led to lower shipments for the first three quarters of 2009. The 2008 year-end retail inventory levels impacted all business lines, but had the most profound impact on the gaming business, including both platforms and software-related content. Net sales for 2009 included a negative impact from changes in currency exchanges rates of one percentage point.

Gross margin improved two percentage points in 2009 to 42% as a result of a higher proportion of sales of high-margin products and reductions in sales returns allowances due lower retail inventory levels and the fact that we had no charges in 2009 related to the Consumer Product Safety Improvement Act as compared to 2008. In addition, we reduced our allowance for defective products, as claims have trended lower than expected. These increases were offset in part by increased use of discounting and promotions in 2009.

Operating expenses decreased 31% in 2009 as compared to 2008, primarily due to reduced headcount, reductions in advertising, and lower bad debt expense. The number of total fulltime employees declined by 85, or 14%, from December 31, 2008 to December 31, 2009, due to a combination of reductions in force and the migration of certain aspects of our product development cycle to external parties. Advertising expense declined by 42%, driven by a reduction in the amount of television-based advertising and fewer new platform launches as compared to 2008. Finally, bad debt expense declined by $6.2 million, as the economy began to stabilize and fewer retailers declared bankruptcy as compared to 2008.

Basic and diluted net loss per share improved by $1.03 or 96% in 2009 as compared to 2008, reflecting primarily the decrease in our total net loss as well as a favorable tax benefit of $7.2 million in connection with the release of tax reserves based on expired statutes of limitations. The weighted average of basic and diluted common shares outstanding remained relatively level.

Fiscal Year 2008 Compared to Fiscal Year 2007

Net sales for 2008 increased by 4% from those recorded in 2007, primarily driven by the launch of several new product platforms including Tag, Leapster2 and Didj, the positive effect of which was partially offset by declining sales of our older products, some of which were being retired. Net sales for 2008 included a positive impact from changes in currency exchanges rates of one percentage point. Net sales related to new platform products and related content introduced in 2008 totaled approximately $121.2 million, or 26% of total net sales.

Gross margin percentage improved slightly in 2008 as compared to 2007 as new products launched in 2008 generally had higher margins and we did not experience the same level of asset write-offs as in 2007. Specifically, the large unamortized balances of the FLY Fusion-related assets were written down to reflect declining sales trends in 2007. These improvements to gross margin were partially offset by lower sales through the school channel, increased discounting, higher sales returns allowances related to weakening consumer demand and higher than expected retail inventory levels at the end of 2008, and costs associated with a voluntary recall of the Didj recharging station.

Operating expenses declined 12% in 2008 as compared to 2007 reflecting reduced headcount-related expenses and the absence of costs for legal settlements, offset slightly by an increase in bad debt expense. Over the past three years we have focused on reducing our cost structure through driving efficiencies. Total fulltime employees declined by 218, or 26%, from December 31, 2007 to December 31, 2008, due to a combination of reductions in force and the migration of certain aspects of our product development cycle to external parties. Legal costs were considerably lower in 2008 as 2007 included $11.4 million in patent defense and settlement expenses associated with a patent lawsuit. Bad debt expense increased by $5.3 million in 2008 due to several customer bankruptcies as well as an increase in the allowance for doubtful accounts given the weakening retail environment.

Our basic and diluted net loss per share improved by $0.55 in 2008 as compared to 2007 due primarily to the decrease in our total net loss, as the weighted average of basic and diluted common shares outstanding remained relatively level.

2010 Outlook

We expect continued, albeit modest, economic improvement in 2010, which should drive increased retail spending and stronger retail sales growth than we experienced in 2009. We believe additional factors, such as lean year-end 2009 retail inventory levels, our ability to leverage our Learning Path, new product introductions across all categories, and our entry into new distribution channels should accelerate 2010 net sales growth. Further, we expect that additional software-based content sales and our lower cost structure will result in positive operating income for 2010. However, our expectations for 2010 sales growth and operating income are subject to many uncertainties, including the timing and strength of any economic recovery and many other factors described below under “Risk Factors” in Item 1A of this Form 10-K, there can be no assurance that consumer demand for our products will improve in 2010 compared to 2009.

OPERATING EXPENSES

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related employee benefits including stock-based compensation expense and other headcount-related expenses associated with executive management, finance, IT, facilities, human resources, other administrative headcount, legal and other professional fees, indirect selling expenses, marketing expenses, systems costs, rent, office equipment and supplies.

	2009	2008	2007	% Change 2009 vs. 2008	% Change 2008 vs. 2007
	(Dollars in millions)
SG&A expense	$81.7	$114.8	$142.8	-29%	-20%
As a percent of net sales	22%	25%	32%	(3)	(7	)*

*	Percentage point increase (decrease)

Fiscal Year 2009 Compared to Fiscal Year 2008

SG&A expenses declined 29% during 2009, reflecting decreased headcount-related expenses and lower bad debt expense, offset in part by slightly higher severance expense than in 2008. Attrition and workforce reductions implemented during 2009 resulted in a 14% year-over-year decline in full time headcount, contributing to lower salary and bonus expenses. Bad debt expense declined by $6.2 million as the economy began to stabilize and fewer retailers declared bankruptcy in 2009.

Fiscal Year 2008 Compared to Fiscal Year 2007

SG&A expenses declined 20% during 2008, reflecting decreased headcount-related expenses and decreased legal fees and settlement expenses, offset slightly by higher bad debt expense and restructuring charges. Attrition and workforce reductions implemented during 2008 resulted in a 26% year-over-year decline in full time headcount. Legal fees and legal settlement expenses declined significantly due to the settlement reached in a patent lawsuit in 2007.

The 2008 decrease in employee-related expenses was partially offset by fourth quarter restructuring charges of $3.9 million, comprising $1.5 million in severance benefits and $2.4 million in costs associated with vacating space in Austin, Texas and part of our Emeryville, California facilities. Bad debt expense increased by $5.3 million in 2008 due to the escalating number of retailer bankruptcies in the US and the overall weakening financial environment in the fourth quarter of 2008.

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of salaries, employee benefits, stock-based compensation and other headcount-related expenses associated with content development, product development, product engineering, third-party development and programming and localization costs to translate content for international markets. We capitalize external third-party costs related to content development, which are subsequently amortized into cost of sales in the statements of operations.

	2009	2008	2007	% Change 2009 vs. 2008	% Change 2008 vs. 2007
	(Dollars in millions)
R&D expense	$35.0	$48.5	$59.4	-28%	-18%
As a percent of net sales	9%	11%	13%	(2)	(2	)*

*	Percentage point increase (decrease)

Fiscal Year 2009 Compared to Fiscal Year 2008

R&D expenses declined 28% in 2009, reflecting lower headcount-related expenses, lower web development and lower product development costs. Workforce reductions implemented in 2009 resulted in a 13% year-over-year decline in full time headcount contributing to lower salary and bonus expenses. Web development costs decreased in 2009 as compared to 2008; in 2008, we made significant investments to build out web capabilities supporting our connected product strategy. Finally, product development costs declined as our largest platform launch in 2009, Tag Jr., leveraged much of the underlying Tag platform technology developed in prior years.

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

	2009	2008	2007	% Change 2009 vs. 2008	% Change 2008 vs. 2007
	(Dollars in millions)
Advertising expense	$39.3	$67.4	$64.0	-42%	5%
As a percent of net sales	10%	15%	14%	(5)	1	*

*	Percentage point increase (decrease)

Fiscal Year 2009 Compared to Fiscal Year 2008

Advertising expenses declined 42% in 2009 primarily as a result of our continued focus on efficient spending, given the expected net sales decline and fewer key product launches. More specifically, our marketing strategy leveraged less costly alternatives, such as direct-to-consumer marketing programs through the LeapFrog Learning Path, instead of traditional marketing programs.

Fiscal Year 2008 Compared to Fiscal Year 2007

Advertising expense increased 5% during 2008 to support the Tag, Leapster2 and Didj product launches.

Other Income (Expense)

The components of other income (expense) were as follows:

	2009	2008	2007	% Change 2009 vs. 2008	% Change 2008 vs. 2007
	(Dollars in millions)
Other income (expense):
Interest income	$0.6	$2.3	$6.9	-74%	-67%
Interest expense	(0.1)	(0.4)	(0.1)	75%	312%
Other, net	(2.0)	(8.2)	(3.2)	76%	-156%

Total	$(1.5)	$(6.3)	$3.6	-76%	-275%

Fiscal Year 2009 Compared to Fiscal Year 2008

Interest income declined in 2009 compared with 2008 due to lower average excess cash balances available for investment as well as lower interest rates in general.

The “other, net” category improved considerably as the fair value of our auction-rate securities (ARS) investment stabilized during the year, resulting in significantly lower impairment charges. This improvement was partially offset by higher bank commitment fee expense amortization associated with the renewal of our credit facility in August 2009.

Fiscal Year 2008 Compared to Fiscal Year 2007

Interest income declined in 2008 as compared to 2007, due both to lower average excess cash balances available for investment and a change in investment vehicles from a combination of money-market funds, commercial paper and other similar short-term instruments in 2007 to only money market funds invested in high quality short-term U.S. government obligations in 2008, which have lower yields due to their relatively low risk.

The “other, net” category consists primarily of impairment losses on our ARS, which losses increased in 2008 as the general economic uncertainty and adverse credit market conditions deepened, driving lower valuations of these securities.

SUMMARY OF RESULTS BY SEGMENT FOR FISCAL YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

The net sales, gross margin, total operating expenses and operating loss amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States (“GAAP”) and on an operating segment basis consistent with our internal management reporting structure. During 2008 we significantly reduced our direct marketing to the educational channel, reduced headcount and direct facilities expenses accordingly, and transferred responsibility for this sales channel to the former U.S Consumer operating segment. Accordingly, we consolidated our School segment into our U.S. Consumer segment, which was renamed the United States segment. All prior year School segment-related data has been combined into the United States (“U.S.”) segment and prior period financial data has been recast to conform to the current presentation.

Certain corporate-level costs, including expenses related to corporate operations associated with broad-based sales and marketing, product support services, supply chain, human resources, legal, finance, information technology, corporate development and procurement activities, broad-based research and development costs, legal settlements and other corporate costs are charged entirely to our U.S. Segment, rather than allocated between the U.S. and International segments.

United States Segment

The U.S. Segment includes net sales and related expenses directly associated with selling our products to national and regional mass-market and specialty retailers, other retail stores and distributors, school-related distributors and resellers, and online store and other Internet-based channels.

	2009	2008	2007	% Change 2009 vs. 2008	% Change 2008 vs. 2007
	(Dollars in millions)
Net sales	$306.5	$363.4	$338.9	-16%	7%
Gross margin *	41%	40%	40%	1	— **
Operating expenses	146.2	202.9	236.0	-28%	-14%
Loss from operations	$(18.5)	$(55.9)	$(100.9)	67%	45%

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Fiscal Year 2009 Compared to Fiscal Year 2008

Net sales decreased 16% in 2009 as compared with 2008, primarily due to the impact of high 2008 year-end retail inventory levels and suppressed consumer spending due to the weakened economy, as well as continued contraction of the education channel, offset by lower return-related expenses. The 2008 year-end retail inventory levels impacted all business lines, but had the most profound impact on the gaming business, including both platforms and software-related content.

Gross margin improved one percentage point in 2009 to 41% as a result of a higher proportion of sales of high-margin products and reductions in sales returns allowances due to lower retail inventory levels and the fact that we had no charges in 2009 related to the Consumer Product Safety Improvement Act as compared to 2008. In addition, we reduced our allowance for defective products, as claims have trended lower than expected.

Operating expense decreased 28% in 2009 as compared to 2008, primarily as a result of reduced headcount-related expenses in line with the continued focus on reducing our cost structure, significantly reduced television-based advertising in 2009 as compared to 2008, reduced advertising-related costs driven by fewer new platform launches in the year as compared to the prior year and lower bad debt expense. The total number of fulltime employees declined by 14% from December 31, 2008 to December 31, 2009, due to a combination of reductions in force and the migration of certain aspects of our product development cycle to external parties. Bad debt expense declined by $3.4 million as the economy began to stabilize and fewer retailers that sell our products declared bankruptcy compared to 2008.

Loss from operations improved 67% in 2009 as the net sales decline was largely offset by the significant decrease in operating expenses.

Fiscal Year 2008 Compared to Fiscal Year 2007

Net sales increased 7% in 2008 as compared to 2007, primarily due to key product launches in 2008 of Tag, Leapster2 and Didj and related content, and solid net growth in LeapFrog.com, offset by declining sales of older products such as the classic Leapster, LeapPad, Little Leaps, LeapTrack and other school market-related products.

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

	2009	2008	2007	% Change 2009 vs. 2008	% Change 2008 vs. 2007
	(Dollars in millions)
Net sales	$73.3	$95.7	$103.4	-23%	-7%
Gross margin *	41%	36%	37%	5	(1)**
Operating expenses	20.2	38.8	39.6	-48%	-2%
Income (loss) from operations	$10.1	$(4.3)	$(1.4)	335%	-207%

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Fiscal Year 2009 Compared to Fiscal Year 2008

Net sales decreased 23% in 2009 from 2008, primarily due to the management’s focus on profitability as well as the negative impact of higher than expected 2008 year-end retail inventory levels and suppressed consumer spending due to the weakened economy. Net sales for 2009 included a negative impact from changes in currency exchanges rates of two percentage points.

Gross margin improved five percentage points during 2009 due a higher proportion of sales of high-margin products and a reduction in our allowance for defective products, as claims have trended lower than expected, offset in part by increased discounting and promotions.

Operating expense decreased 48% in 2009 as compared to 2008, driven primarily by reduced headcount, reductions in advertising, and lower bad debt expense. The total number of fulltime international employees declined by 16% from December 31, 2008 to December 31, 2009, due to a combination of reductions in force and the consolidation of the administrative operations of our subsidiaries in France and the United Kingdom. The decline in advertising expense was driven by a reduction in television-based advertising and fewer new platform launches as compared to 2008. Bad debt expense declined by $2.8 million as the worldwide economy began to stabilize and fewer international retailers encountered liquidity problems or declared bankruptcy compared to 2008.

Income (loss) from operations improved significantly in 2009 as compared to 2008 as the gross margin improvement and significant decrease in operating expenses offset the decrease in net sales.

Fiscal Year 2008 Compared to Fiscal Year 2007

International segment net sales constituted 21% of LeapFrog’s total 2008 net sales as compared to 23% in 2007. Net sales decreased 7% in 2008 as compared to 2007, primarily due to declining sales of our mature and retiring products, partially offset by the launches of Tag in selected markets, and of Leapster2 during the third quarter of 2008. Net sales for 2008 included a positive impact from changes in currency exchanges rates of four percentage points. The sales declines were broad-based. Declines in our European markets were attributable to lower sales of older products, the effects of which were only partially offset by first year sales of Tag. Our Asian market sales declined significantly in 2008 as our new products were not introduced in those markets in 2008. We experienced only modest growth in the Mexico and Canadian markets.

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

INCOME TAXES

Our income taxes (benefit) provision and our effective tax rates were $(7.2) million, $1.9 million and $3.7 million, and (72.8)%, 2.8 % and 3.8 % for the years ended December 31, 2009, 2008 and 2007, respectively. Our pretax losses were $9.9 million, $66.5 million and $98.8 million for the same periods, respectively. Calculation of the effective tax rates for all periods included a non-cash valuation allowance recorded against our domestic deferred tax assets.

The 2009 income tax benefit was largely related to the release of tax reserves due to expiring statutes of limitation. The income tax expense in 2008 and 2007 was primarily attributable to our foreign operations, which were offset partially by a US federal income tax refund. In 2008 we received an income tax refund from the IRS in settlement of an audit related to our research and development carry back claims for the years 2001 through 2003. The total 2008 tax benefit attributable to this refund was $1.9 million, including interest paid by the IRS.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash and cash equivalents totaled $61.6 million and $79.1 million at December 31, 2009 and 2008, respectively. In line with our investment policy, all cash equivalents were invested in money market funds that held only high-grade United States government obligations at December 31, 2009.

As of December 31, 2009, we held $3.7 million, stated at fair value, in long-term investments in auction rate securities. The uncertainties in the credit and financial markets since the fourth quarter of 2007 have prevented us from fully liquidating our ARS holdings as the number of securities submitted for sale in periodic auctions has exceeded the number of purchase orders. In the fourth quarter of 2009, we were able to tender a portion of our ARS holdings with original par value of $2.0 million. The fair value of our remaining ARS investment has declined by $8.3 million from its original par value of $12.0 million. Due to the illiquidity of these investments, we have not included and do not intend, for the foreseeable future, to include them as potential sources of liquidity in our future cash flow projections. Thus, we do not anticipate that future declines in value, if any, will have an adverse impact on our future ability to support operations and meet our obligations as they come due. Because the fair value of $3.7 million for the auction rate securities investment constitutes only 1.2% of our total assets at December 31, 2009, we also do not anticipate any material adverse impact on our overall capital position should the fair value of these investments decline to zero.

As of September 30, 2009, our agreements with contract manufacturers were modified such that title and risk of loss now transfer upon delivery of finished goods. Because we no longer hold title to any work-in-progress inventory, our overall inventory balance is, and will continue to be, lower than it would have been had we not modified our agreements.

We have an asset-backed revolving credit facility, which is discussed in more detail below, with a potential borrowing availability of $75.0 million. There were no borrowings outstanding on this line of credit at December 31, 2009.

Our accumulated deficit of $187.3 million at December 31, 2009 is not expected to impact our future ability to operate, given our anticipated cash flows from operations, our strong cash position and the availability of our credit facility.

Future capital expenditures are planned to be primarily for new product development and purchases related to the upgrading of our information technology capabilities. We expect that capital expenditures in 2010, including those for capitalized content and website development costs, will be funded with cash flows generated by operations and will remain lower than in prior years. Capital expenditures were $14.3 million, $23.4 million and $26.6 million in 2009, 2008 and 2007, respectively.

We believe that cash on hand, cash flow from operations and amounts available under our revolving credit facility will provide adequate funds for our foreseeable working capital needs and planned capital expenditures over the next twelve months. Our 2010 strategies for capital expenditures will be focused on driving sales of our learn-to-read and educational gaming market platforms, introducing additional connected products, expanding our content library, establishing parents’ familiarity with the Learning Path and expanding our online play components. Our ability to fund our working capital needs and planned capital expenditures, as well as our ability to comply with all of the financial covenants of our credit facility, depend on our future operating performance and cash flows, which in turn are subject to prevailing economic conditions, including the limited availability of capital in light of the current economic downturn, and to financial, business and other factors, some of which are beyond our control.

Changes in Cash Flows

The table below shows our sources and uses of cash for the three fiscal years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007	% Change 2009 vs. 2008	% Change 2008 vs. 2007
	(Dollars in millions)
Cash flows provided by (used in):
Operating activities	$(5.0)	$12.0	$(15.4)	-142%	178%
Investing activities	(13.3)	(23.4)	41.0	43%	-157%
Financing activities	(0.2)	(0.2)	1.9	0%	-111%
Effect of exchange rate fluctuations on cash	1.0	(2.8)	(1.3)	136%	-115%

Increase (decrease) in cash and cash equivalents	$(17.5)	$(14.4)	$26.2	-22%	-155%

Fiscal Year 2009 Compared to Fiscal Year 2008

Net cash flow from operations in 2009 declined by $17 million from 2008 as a result of a higher proportion of net sales in the fourth quarter of 2009, and the relative timing of sales within the fourth quarter. Net sales in the fourth quarter of 2009 increased 37% over the same period of 2008, with a significant portion of the sales occurring later in the quarter compared to the same period of 2008. While net inventory declined by $29.0 million as a result of the stronger 2009 fourth quarter sales and effective production management, net accounts receivable increased by $57.5 million. Given that a majority of the sales occurred later in the quarter, a larger proportion of 2009 sales were not due until 2010 as compared to sales at the end of 2008.

Net cash flow used in investing activities decreased by $10 million in 2009 driven by reductions in capital expenditures, principally property and equipment and capitalized content, as well as proceeds received from the sale of part of our investment in ARS.

Fiscal Year 2008 Compared to Fiscal Year 2007

Net cash flow from operations in 2008 improved over 2007 by $27.4 million. A primary contributor to the improvement in 2008 over 2007 was the $34.1 million decrease in our net loss from 2007 to 2008. Other significant operating cash flow changes included: an increase in 2008 of $27.0 million in accounts receivable-related allowances which included the amounts attributable to the effects of the 2008 financial crisis on our business, primarily the allowances for bad debts, sales and product returns; a decrease in inventories of $28.9 million in 2008, primarily attributable to increased allowances for potential product returns including those affected by the 2008 CPSIA safety regulations and a $30.2 million decrease in accrued liabilities and deferred revenue in 2008 caused by lower accruals for employee bonuses, legal settlement expenses and general marketing expenses in 2008.

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

Seasonal Patterns of Cash Provided By or Used in Operations

The table below shows our seasonal patterns of cash flow provided by (used in) operations by quarter for the fiscal years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
	(Dollars in millions)
1st quarter	$10.1	$18.1	$49.6
2nd quarter	(20.6)	(30.7)	(37.6)
3rd quarter	(39.8)	(35.4)	(52.4)
4th quarter	45.3	60.0	25.0

Total, net for fiscal year	$(5.0)	$12.0	$(15.4)

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

Our 2008 quarterly cash flows also did not fully conform to our historical pattern. Net sales fell on a year-over-year basis from 2005 through 2007. This resulted in a decline in cash collected from accounts receivable from year to year for the three-year period, negatively impacting cash flows in the first quarter of each subsequent year. In 2008, this net sales-related cash flow decline was partially offset during the fourth quarter as we tightened our cash management practices in response to the economic crisis, resulting in an increase in accounts payable of approximately $10 million at the end of 2008 as compared to the end of 2007. Thus, cash flow provided by operations was higher in the fourth quarter of 2008 than in the first quarter of 2009.

Line of Credit and Borrowing Availability

On August 13, 2009, we, certain financial institutions (“Lenders”) and Bank of America, N.A., as agent for the Lenders (the “Agent”) entered into an Amended and Restated Loan and Security Agreement for a $75.0 million asset-based revolving credit facility (“Loan Agreement”). The maturity date of the facility is August 13, 2012, at which time any borrowings under the facility must be repaid. We may make voluntary prepayments of borrowings at any time. Provided there is no default under the Loan Agreement and subject to availability of additional credit, we may elect, without the consent of any of the Lenders, to increase the size of the credit facility under the Loan Agreement up to an aggregate of $150.0 million. The borrowing availability varies according to the levels of our eligible accounts receivable, eligible inventory and cash and investment securities deposited in secured accounts with the administrative agent or other lenders. Availability under this agreement was $75.0 million, and we had no borrowings outstanding as of December 31, 2009.

This new credit facility supersedes and replaces our previous $100.0 million credit facility dated November 8, 2005 which would have otherwise expired in November 2010 and was terminated as of August 13, 2009 in connection with signing of the Loan Agreement.

The Loan Agreement includes the following terms, which are substantially similar to those of the Terminated Agreement:

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

Under the Loan Agreement for the new credit facility, the interest rate is, initially, for LIBOR rate loans, 4.00% over the LIBOR rate or, for base rate loans, 3.00% over the Agent’s prime rate. After six months, the interest rate will vary based on borrowing availability.

Contractual Obligations and Commitments

We have no off-balance sheet arrangements.

We conduct our corporate operations from leased facilities and rent equipment under operating leases. Generally, these have initial lease periods of three to twelve years and contain provisions for renewal options of five years at market rates. We account for rent expense on a straight-line basis over the term of the lease. The following table summarizes our outstanding long-term contractual obligations at December 31, 2009.

	Contractual Obligations at December 31, 2009
	Payments Due by Period
	(Dollars in millions)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$29.4	$8.0	$12.5	$3.9	$5.0
Royalty guarantees	19.0	7.2	11.8	—	—

Total	$48.4	$15.2	$24.3	$3.9	$5.0

At December 31, 2009, we had no outstanding borrowings or letters of credit under our asset-backed line of credit facility with Bank of America, N.A. At December 31, 2009, we had $75.0 million of potential availability on the line. In addition, we had commitments to purchase inventory totaling approximately $42.3 million at December 31, 2009.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. We believe that certain accounting policies, which we refer to as critical accounting policies, are particularly important to the portrayal of our financial position and results of operations and require the use of significant estimates and the application of significant judgment by our management. On an on-going basis, we evaluate our estimates, particularly those related to our critical accounting policies.

The following discussion highlights those policies and the underlying estimates and assumptions, which we consider critical to an understanding of the financial information in this report.

Revenue Recognition, Allowance for Doubtful Accounts, and Other Revenue Reserves

Revenue derived from sales of our technology-based learning products and related proprietary content is recognized when products are shipped and title passes to the customer, provided that there is evidence of a commercial arrangement, delivery has occurred, there is a fixed or determinable fee and collection is reasonably assured. For online content downloads, delivery is considered to occur when the download occurs. For professional training services, delivery is considered to occur when the training has been performed. Net sales represent gross sales less negotiated price allowances based primarily on volume purchasing levels, estimated returns, allowances for defective products, markdowns and other sales allowances for customer promotions. A small portion of our revenue related to subscriptions is recognized as revenue over the period of the subscription.

The accounts receivable balance is reduced by an allowance for amounts we believe may become uncollectible. Determining the amounts that may become uncollectible requires judgment, the result of which may have a significant effect on the amounts reported in accounts receivable. This allowance is an estimate based primarily on our management’s evaluation of the customer’s financial condition in the context of current economic conditions, past collection history and aging of the accounts receivable balances. If changes in the economic climate or in the financial condition of any of our customers impair or improve their ability to make payments, adjustments to the allowances may be required.

We provide estimated allowances against accounts receivable and revenue for product returns, defective products, charge-backs, promotions and cooperative advertising arrangements with customers in the same period that we record the related revenue. The allowances are estimated utilizing historical information, maximum known exposures and other available information including current retailer inventory levels, sell-through of its retailers and distributors, current trends in retail for its products, changes in customer demand for its products and other related factors.

Accounts receivable are reported on the balance sheet net of all provided allowances. Our provision for bad debts in 2009 was $1.2 million as compared to $5.0 million in 2008.

Fair Value of Financial Instruments

Fair value is defined by authoritative guidance as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability. The authoritative guidance establishes three levels of inputs that may be used to measure fair value:

Level 1:	Unadjusted quoted market prices for identical assets or liabilities in active markets that we have the ability to access.
Level 2:	Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, default rates, etc.) or can be corroborated by observable market data.
Level 3:	Valuations based on models where significant inputs are not observable. The unobservable inputs reflect our assumptions about the assumptions that market participants would use.

Our Level 1 assets consist of money market funds and certificates of deposit with original maturities of three months or less. These assets are considered highly liquid and are stated at cost which approximates market value. Our Level 2 assets and liabilities consist of outstanding foreign exchange forward contracts with maturities of approximately one month used to hedge its exposure to certain foreign currencies including the British Pound, Canadian Dollar, Euro, and Peso. Our Level 3 assets consist of investments in auction rate securities (ARS). Currently, there is no active market for these securities; therefore, they do not have readily determinable market values. We have engaged a third-party valuation firm to estimate the fair value of the ARS investments using a discounted cash flow approach, which is corroborated by a separate and comparable discounted cash flow analysis prepared internally. The assumptions used in preparing the discounted cash flow model are based on data available as of the last day of the reporting period and include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. Given the current market environment, these assumptions are volatile and subject to change, and therefore could result in significant changes to the estimated fair value of our ARS. In 2009 and 2008 we recognized losses on our ARS of $0.4 million and $6.0 million, respectively.

Inventory Valuation

Inventories are stated on a first-in, first-out basis at the lower of cost or market value. Inventory valuation primarily involves our management’s estimation of slow-moving, obsolete or excess products. Our estimate of the write-down for slow-moving, excess and obsolete inventories is based on our management’s review of on-hand inventories compared to their estimated future usage, product demand forecast, anticipated product selling prices, the expected product lifecycle, and products planned for discontinuation. If actual future usage, demand for our products and anticipated product selling prices were less favorable than those projected by our management, additional inventory write-downs would be required resulting in a negative impact on our gross margin. We monitor the estimates of inventory write-downs on a quarterly basis. When considered necessary, we make additional adjustments to reduce inventory to its net realizable value, with corresponding increases to cost of goods sold. Inventories included write-downs for slow-moving, excess and obsolete inventories of $4.0 million and $10.6 million at December 31, 2009 and 2008, respectively.

Capitalization of Content Development Costs

We capitalize certain external costs related to the development of content for our learning products once technological feasibility has been established for the related projects. Our capitalized external costs generally relate to design, artwork, animation, layout, editing, voice, audio and software included in the learning products. We evaluate the future recoverability of capitalized content on a quarterly basis. Capitalized costs for products that are cancelled, abandoned or otherwise deemed impaired are charged to expense in the period of cancellation. Our evaluation in 2009 resulted in very few impairments while the 2008 evaluation identified capitalized costs related to several platforms that had recently been retired or discontinued. Accordingly, we accelerated the amortization of these costs, resulting in an increase in cost of sales in the United States reporting unit of $0.3 million, $2.2 million, and$1.7 million in 2009, 2008 and 2007, respectively.

We also capitalize external website development costs, which presently comprise primarily third-party costs related to developing applications that are an integral component of certain products we market, as well as some costs incurred to develop or acquire and customize code for web applications, costs to develop HTML web pages or develop templates. We evaluate the future recoverability of website costs on a quarterly basis and if an impairment loss is considered to have occurred during the period, the loss is recorded in the statement of operations in the same period.

Our evaluations of capitalized content and website costs require us to make complex and subjective judgments, using currently available data as well as projections about the potential impact of possible future events and conditions, which judgments and projections are inherently uncertain. If future events and conditions do not meet expectations, we make additional adjustments to reduce the expected realizable value of the assets, with corresponding increases to cost of sales. Capitalized content and website costs are both included in “Capitalized product costs” on the balance sheet.

Goodwill and Other Intangible Assets

We evaluate goodwill for impairment at the end of each fiscal year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the applicable reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors or operating performance indicators. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities including goodwill to those reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a combination of a market approach and a discounted cash flow methodology. The market approach requires considerable judgment in selecting comparable companies and estimating the multiples of revenues implied by their market values. The discounted cash flow methodology requires management to exercise judgment in selecting an appropriate discount rate and in making numerous assumptions in order to develop future business and financial forecasts and the related estimates of future net cash flows. Future net cash flows depend primarily on future sales of our products, which are inherently difficult to predict. This is especially true when a significant portion of our future net sales is expected to be generated by both mature products as well as products introduced in 2009 and planned to be introduced in 2010. After analyzing our goodwill at December 31, 2009 and 2008, we concluded no impairment charge was required in either period. At December 31, 2009 and 2008 we had $22.2 million and $22.6 million of goodwill and other intangible assets, respectively.

Income Taxes

We account for income taxes using the liability method. We calculate our deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities, using enacted tax rates and laws that we expect will be in effect when the differences are expected to reverse. In determining our income tax assets and liabilities we make significant estimates and judgments in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations or cash flows. We provide valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Determining whether a valuation allowance is warranted requires judgment about factors such as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Our financial statements also include accruals for the estimated amounts of probable future assessments that may result from the examination of federal, state or international tax returns. Our tax accruals, tax provision, deferred tax assets or income tax liabilities may be adjusted if there are changes in circumstances, such as changes in tax law, tax audits or other factors, that cause management to revise its estimates. The amounts ultimately paid on any future assessments may differ from the amounts accrued and may result in an increase or reduction to the effective tax rate in the year of resolution. Such adjustments could have a material impact on our financial position, results of operations or cash flows.

Stock-based Compensation

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

Recent Accounting Pronouncements

On July 1, 2009, the FASB Accounting Standards Codification (ASC) became the exclusive reference for nongovernmental accounting principles generally accepted in the United States for use in financial statements issued for interim and annual periods ended after September 15, 2009, except for SEC rules and interpretive releases, which also are authoritative GAAP for SEC registrants. Accordingly, all references to legacy guidance issued under previously recognized authoritative literature have been removed or replaced by the relevant sections of the ASC.

Recently Adopted Guidance

In April of 2009, the FASB issued guidance codified within ASC 320 “Investments – Debt and Equity Securities” (ASC 320). This guidance amended the other-than-temporary impairment guidance in ASC 320 for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The guidance did not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. It was effective for interim reporting periods ending after June 15, 2009. Adoption of this guidance in the second quarter of 2009 had an immaterial impact on the way we record the credit portion of other-than-temporary impairments related to its investments in auction rate securities.

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

Recently Issued Accounting Guidance Not Yet Adopted

In January of 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measures and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This guidance is intended to improve transparency with respect to recurring and nonrecurring fair value measurements through new disclosure requirements for transfers in and out of Level 1 and Level 2 and for activity in Level 3. Clarification of existing disclosure requirements is also provided. A majority of this guidance will be effective for interim or annual reporting periods ending after December 15, 2009. The remainder of the guidance will be effective for fiscal and interim periods beginning after December 31, 2010. Adoption of this guidance in 2010 and 2011 is not expected to impact our consolidated financial statements but may require additional disclosures.

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

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements. The table below shows the results of our hedging program for the fiscal years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Gains (losses) on foreign exchange forward contracts	$(55)	$874	$(2,967)
Gains (losses) on underlying transactions denominated in foreign currency	(404)	(2,092)	2,964

Net losses	$(459)	$(1,218)	$(3)

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts that were outstanding as of December 31, 2009 and 2008 follows:

	2009			2008
	Average Forward Exchange Rate per $1	Notional Amount in Local Currency	Fair Value of Instruments in USD	Average Forward Exchange Rate per $1	Notional Amount in Local Currency	Fair Value of Instruments in USD
		(1)	(2)		(1)	(2)
Currencies:
British Pound (USD/GBP)	1.615	628	$(11)	1.435	4,238	$55
Euro (USD/Euro)	1.435	4,113	171	1.388	6,381	303
Canadian Dollar (CAD/USD)	1.048	5,586	(4)	1.236	4,476	72
Mexican Peso (MXP/USD)	13.065	11,115	4	13.960	33,409	110

Total fair value of instruments in USD			$160			$540

(1)	In thousands of local currency
(2)	In thousands of USD

Cash and cash equivalents are presented at fair value on our balance sheet. We invest our excess cash in accordance with our investment policy. At December 31, 2009 and 2008 our cash was invested primarily in high-grade U.S. government obligations and money market funds.

We experience interest rate risk and impairment risk only on our long-term investment in auction rate securities, as we have no long-term borrowings. Due to the financial market collapse that commenced in the fourth quarter of 2007, the fair value of our remaining ARS investment has declined by $8.3 million from its original par value of $12.0 million. We evaluate this investment on a quarterly basis and will continue to recognize impairment losses in the statements of operations, if and when they occur.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEAPFROG ENTERPRISES, INC.

FORM 10-K

Index to Consolidated Financial Statements

For the Fiscal Year Ended December 31, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

LeapFrog Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of LeapFrog Enterprises, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LeapFrog Enterprises, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, the Company adopted the guidance originally issued in Statement of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (codified in ASC Topic 740, Income Taxes) effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LeapFrog Enterprises, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

February 22, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

LeapFrog Enterprises, Inc.

We have audited LeapFrog Enterprises, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LeapFrog Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, LeapFrog Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets, as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of LeapFrog Enterprises, Inc. and our report dated February 22, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

February 22, 2010

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2009	2008 (1)
ASSETS
Current assets:
Cash and cash equivalents	$61,612	$79,101
Accounts receivable, net of allowances for doubtful accounts of $1,119 and $3,872 respectively	147,378	89,918
Inventories	28,180	56,937
Prepaid expenses and other current assets	7,378	10,822
Deferred income taxes	2,066	3,189

Total current assets	246,614	239,967
Long-term investments	3,685	4,962
Deferred income taxes	1,263	497
Property and equipment, net	14,268	19,611
Capitalized product costs, net	14,917	16,227
Goodwill	19,549	19,549
Other assets	5,699	5,260

Total assets	$305,995	$306,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,263	$55,098
Accrued liabilities	39,821	44,596
Income taxes payable	242	229

Total current liabilities	98,326	99,923

Long-term deferred income taxes	12,745	22,404
Other long-term liabilities	2,231	3,820
Stockholders’ equity:
Class A Common Stock, par value $0.0001 Authorized—139,500 shares; Issued and outstanding: 36,894 and 36,627, respectively	4	4
Class B Common Stock, par value $0.0001 Authorized—40,500 shares; Issued and outstanding: 27,141 and 27,141, respectively	3	3
Treasury stock	(185)	(185)
Additional paid-in capital	380,040	366,798
Accumulated other comprehensive income (loss)	158	(2,055)
Accumulated deficit	(187,327)	(184,639)

Total stockholders’ equity	192,693	179,926

Total liabilities and stockholders’ equity	$305,995	$306,073

(1)	Certain amounts have been revised for insignificant errors. Refer to Note 1, “Summary of Significant Accounting Policies” for additional information.

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2009	2008 (1)	2007 (1)
Net sales	$379,834	$459,059	$442,271
Cost of sales	221,827	277,574	268,965

Gross profit	158,007	181,485	173,306
Operating expenses:
Selling, general and administrative	81,702	114,811	142,789
Research and development	34,981	48,473	59,371
Advertising	39,331	67,361	64,013
Depreciation and amortization	10,406	11,044	9,464

Total operating expenses	166,420	241,689	275,637

Loss from operations	(8,413)	(60,204)	(102,331)
Other income (expense):
Interest income	556	2,294	6,867
Interest expense	(60)	(349)	(111)
Other, net	(1,959)	(8,221)	(3,178)

Total other income (expense)	(1,463)	(6,276)	3,578

Loss before income taxes	(9,876)	(66,480)	(98,753)
Provision for (Benefit from) income taxes	(7,188)	1,874	3,723

Net loss	$(2,688)	$(68,354)	$(102,476)

Net loss per share:
Class A and B—basic and diluted	$(0.04)	$(1.07)	$(1.62)

Weighted average shares used to calculate net loss per share:
Class A and B—basic and diluted	63,914	63,641	63,361

(1)	Certain amounts have been revised for insignificant errors. Refer to Note 1, “Summary of Significant Accounting Policies” for additional information.

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Years Ended December 31,
	2009	2008 (1)	2007 (1)
Common stock and paid-in capital:
Balance, beginning of year:
Class A shares	$4	$4	$4
Class B shares	3	3	3
Treasury stock	(185)	(185)	(185)
Paid-in capital	366,798	355,900	344,192

Total, beginning of year	366,620	355,722	344,014
Class A common shares issued upon exercise of employee stock-based awards and purchases made under the employee purchase plan	77	624	2,836
Net cash paid for payroll taxes on restricted stock unit releases	(275)	(840)	(921)
Stock-based compensation expense	10,696	11,109	10,672
Other	2,744	5	(879)

Balance common stock and paid-in capital, end of year	379,862	366,620	355,722

Accumulated other comprehensive income (loss):
Balance, beginning of year	(2,055)	4,036	3,122
Cumulative translation adjustment	2,006	(6,689)	1,512
Temporary impairment gain (loss) on investment in auction rate securities	207	598	(598)

Balance accumulated other comprehensive income (loss), end of year	158	(2,055)	4,036

Accumulated deficit:
Balance, beginning of year	(184,639)	(116,285)	(13,174)
Cumulative effect of adopting ASC 740	—	—	(635)
Net loss	(2,688)	(68,354)	(102,476)

Balance accumulated deficit, end of year	(187,327)	(184,639)	(116,285)

Total stockholders’ equity, end of year	$192,693	$179,926	$243,473

(1)	Certain amounts have been revised for insignificant errors. Refer to Note 1, “Summary of Significant Accounting Policies” for additional information.

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2009	2008 (1)	2007 (1)
Operating Activities:
Net loss	$(2,688)	$(68,354)	$(102,476)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,495	22,954	19,610
Unrealized foreign exchange (gain) loss	(1,940)	3,146	2,448
Deferred income taxes	(7,351)	(68)	(2,314)
Stock-based compensation expense	10,696	11,109	10,672
Impairment of investment in auction rate securities	431	6,561	2,477
Loss on disposal of long-term assets	1,100	434	2,014
Allowance for doubtful accounts	(1,194)	5,045	(286)
Other changes in operating assets and liabilities:
Accounts receivable, net	(54,746)	27,750	4,324
Inventories	29,328	(7,919)	20,784
Prepaid expenses and other current assets	3,605	8,950	(2,252)
Other assets	(824)	1,860	4,985
Accounts payable	2,496	11,463	148
Accrued liabilities	(5,368)	(11,773)	18,655
Long-term liabilities	(988)	3,785	2,768
Income taxes payable	13	155	(631)
Other	1,941	(3,140)	3,642

Net cash provided by (used in) operating activities	(4,994)	11,958	(15,432)

Investing activities:
Purchases of property and equipment	(6,345)	(11,434)	(17,382)
Capitalization of product costs	(7,977)	(11,863)	(9,243)
Purchases of other long-term intangible assets	(235)	—	—
Purchases of investments	—	—	(460,329)
Sales of investments	1,282	—	527,949

Net cash provided by (used in) investing activities	(13,275)	(23,297)	40,995

Financing activities:
Proceeds from stock option exercises and employee stock purchase plans	77	624	2,836
Net cash paid for payroll taxes on restricted stock unit releases	(275)	(840)	(921)
Borrowing on line of credit	—	30,000	—
Paydowns on line of credit	—	(30,000)	—

Net cash provided by (used in) financing activities	(198)	(216)	1,915

Effect of exchange rate changes on cash	978	(2,804)	(1,332)

Net change in cash and cash equivalents for the period	(17,489)	(14,359)	26,146
Cash and cash equivalents at beginning of period	79,101	93,460	67,314

Cash and cash equivalents at end of period	$61,612	$79,101	$93,460

Supplemental Disclosures of Cash Flow Information
Cash paid during year for:
Interest expense	$117	$247	$—
Income taxes, net of refunds	(164)	(5,654)	3,727
Non-cash investing and financing activities:
Temporary gains (losses) on auction rate securities, net	$435	$598	$(598)
Assets acquired under capital lease	—	—	58

(1)	Certain amounts have been revised for insignificant errors. Refer to Note 1, “Summary of Significant Accounting Policies” for additional information.

See accompanying notes

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.	Summary of Significant Accounting Policies

Nature of Business

LeapFrog Enterprises, Inc. (collectively, the “Company” or “LeapFrog” unless the context indicates otherwise) designs, develops and markets a family of innovative technology-based learning platforms and related proprietary content for infants through children twelve years old at home and in schools around the world. LeapFrog has developed a number of learning platforms that support a broad library of software titles covering important subjects including phonics, reading, writing, and math. In addition, LeapFrog has created a broad line of “stand-alone” educational products (“toys”) that do not require the separate purchase of content and are generally targeted at young children—from infants to five year olds. In the United States, the Company’s products are sold through retailers, distributors, directly to consumers at our web store and directly to schools. LeapFrog products are available in six languages (including Queen’s English) and are sold in international markets, primarily through major global retailers.

Based on voting control, LeapFrog is a majority-owned subsidiary of Mollusk Holdings, LLC (“Mollusk”), an entity controlled by Lawrence J. Ellison, Chief Executive Officer of Oracle Corporation.

Principles of Consolidation and Basis of Presentation

The Company’s consolidated financial statements include the accounts of LeapFrog and its wholly owned subsidiaries organized in the United Kingdom, Canada, France, Mexico, Hong Kong and China. Inter-company accounts and transactions have been eliminated in consolidation.

Subsequent Events

The Company evaluated subsequent events through February 22, 2010, the date on which this Annual Report on Form 10-K was filed with the Securities and Exchange Commission (“SEC”).

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

Revisions to Prior Years

Subsequent to the issuance of our September 30, 2009 unaudited consolidated financial statements, the Company determined there was an error in the way its stock plan management and reporting software was calculating stock-based compensation expense. The Company became aware of the error as a result of an upgrade to a newer version of the software, which calculated stock-based compensation expense amounts for prior periods that were different from those calculated using the older version. Specifically, the older software version we had been using calculated stock-based compensation expense by incorrectly applying a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date, rather than calculating stock-based compensation expense based upon the actual vested portion of the grant date fair value. As a result, stock-based compensation expense was understated for fiscal years ended December 31, 2008, 2007 and 2006. These understatements had the following affect on the Company’s previously issued financial statements for the years ended December 31, 2008, 2007 and 2006:

As of and for the year ended December 31, 2008

Consolidated Balance Sheet: Accumulated deficit was increased by $2,141 from $(182,498) to $(184,639) and additional paid-in capital increased by $2,141 from $364,657 to $366,798.

Consolidated Statement of Operation: The following financial statement captions were revised by $98: Selling, general and administrative from $114,713 to $114,811, total operating expenses from $241,591 to $241,689, loss from operations from $(60,106) to $(60,204), loss before income taxes from $(66,382) to $(66,480) and, net loss from $(68,256) to $(68,354). Net loss per share was unaffected by the error.

Consolidated Statement of Cash Flows: Adjustments to reconcile net loss to net cash provided by operating activities for stock-based compensation expense was increased by $98 from $11,011 to $11,109, which was offset by a corresponding increase in net loss as indicated above under Consolidated Statement of Operation.

As of and for the year ended December 31, 2007

Consolidated Balance Sheet: Accumulated deficit was increased by $2,043 from $(114,242) to $(116,285) and additional paid-in capital increased by $2,043 from $353,857 to $355,900.

Consolidated Statement of Operation: The following financial statement captions were revised by $1,161: Selling, general and administrative from $141,628 to $142,789, total operating expenses from $274,476 to $275,637, loss from operations from $(101,170) to $(102,331), loss before income taxes from $(97,592) to $(98,753) and, net loss from $(101,315) to $(102,476). Net loss per share was revised from $(1.60) to $(1.62).

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Consolidated Statement of Cash Flows: Adjustments to reconcile net loss to net cash used in operating activities for stock-based compensation expense was increased by $1,611 from $9,511 to $10,672, which was offset by corresponding increases in net loss as indicated above under Consolidated Statement of Operation.

As of and for the year ended December 31, 2006

Consolidated Balance Sheet—Accumulated deficit was increased by $882 from $(12,292) to (13,174), and additional paid-in capital increased by $882 from $343,310 to $344,192.

Consolidated Statement of Operation: The following financial statement captions were revised by $882: Selling, general and administrative from $131,928 to $132,810, total operating expenses from $271,697 to $272,579, loss from operations from $(124,663) to $(125,545), loss before income taxes from $(118,481) to $(119,363) and, net loss from $(145,092) to $(145,974). Net loss per share was revised from $(2.31) to $(2.32).

Consolidated Statement of Cash Flows: Adjustments to reconcile net loss to net cash used in operating activities for stock-based compensation expense was increased by $882 from $7,303 to $8,185, which was offset by corresponding increases in net loss as indicated above under Consolidated Statement of Operation.

The Company has determined that the impact of these errors is not significant to previously issued annual and interim financial statements as defined by Accounting Standards Codification (ASC) Topic 250, “Accounting Changes and Error Corrections.” The audited financial statements, related notes and analyses for the years ended December 31, 2008, 2007 and 2006 have been revised in the Form 10-K filing. All future filings, including interim financial statements, will be revised appropriately.

Revenue Recognition

The Company derives the majority of its revenue from sales of its technology-based learning products and related proprietary content. Revenue is recognized when products are shipped and title passes to the customer, provided that there is evidence of a commercial arrangement, delivery has occurred, there is a fixed or determinable fee and collection is reasonably assured. For online content downloads, delivery is considered to occur when the download occurs. For professional training services, delivery is considered to occur when the training has been performed. Amounts billed to customers for shipping and handling costs are recognized as revenue. Costs incurred to ship merchandise from warehouse facilities are recorded in cost of sales.

Net sales consist of gross sales less negotiated price allowances based primarily on volume purchasing levels, estimated returns, allowances for defective products, markdowns and other sales allowances for customer promotions and other cooperative advertising arrangements. Correspondingly, these allowances are recorded as reductions of gross accounts receivable.

Allowances for Doubtful Accounts, Sales Returns, Defective Products and Promotions

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

The Company also provides estimated allowances against revenues and accounts receivable for sales returns, defective products, charge-backs and co-operative promotional agreements in the same period that the related

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

revenue is recorded. The allowances are estimated utilizing historical information, maximum known exposures and other available information including current retailer inventory levels, sell-through of its retailers and distributors, current trends in retail for its products, changes in customer demand for its products and other related factors.

Accounts receivable are reported on the balance sheet net of all provided allowances.

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

The Company recognizes impairments to the carrying values of its financial instruments when their fair values decline below their carrying values. A systematic methodology is employed on a quarterly basis that considers available quantitative and qualitative evidence in evaluating investments for potential impairment. If the cost of an investment exceeds its fair value, management evaluates, among other factors, general market conditions, the duration of and the extent to which the fair value is less than cost and the Company’s intent and ability to hold the investment. Further, the Company considers specific adverse conditions related to the financial health of and business outlook for the investees, rating agency actions, the overall financial health of the macro-economy and the financial markets, as well as the ability to liquidate the investments at par, given prevailing and anticipated circumstances. The Company retains qualified third parties to perform independent valuations of its ARS quarterly and considers these evaluations in its impairment evaluation process.

The Company bifurcates other-than-temporary impairments based on the portion of the loss related to credit factors and the portion of the loss that is not related to credit factors. The credit loss portion is the difference between the amortized cost of the security and the Company’s best estimate of the present value of the cash flows expected to be collected from the debt security. The noncredit loss portion is the residual amount of the other-than-temporary impairment. The credit loss portion is recorded as a charge to investment income, and the noncredit loss portion is recorded as a separate component of other comprehensive income. Prior to the second quarter of fiscal 2009, the entire other-than-temporary impairment charge was recognized in earnings for all debt securities. Subsequent recoveries in value are recorded to accumulated other comprehensive income.

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

Capitalized Product Costs

The Company capitalizes certain external costs related to the development of content for its learning products including design, artwork, animation, layout, editing, voice, audio and software included in the learning products. Such costs are capitalized once the technological feasibility of the product is established and costs are determined to be recoverable. Amortization of these costs begins when the products are initially released for sale and continues over a three-year life using the accelerated method referred to as the “sum of the years’ digits.” Capitalized content is included in capitalized product costs, net and the related amortization is included in cost of sales. The Company evaluates the future recoverability of capitalized amounts on a quarterly basis and recognizes write-downs of these amounts in the statements of operations as needed. Capitalized costs for products that are cancelled, abandoned or otherwise deemed impaired are charged to expense in the period of cancellation.

The Company capitalizes external website development costs (“website costs”), which primarily include third-party costs related to developing applications that are an integral component of certain products the Company markets, as well as costs incurred to develop or acquire and customize code for web applications, costs to develop HTML web pages or develop templates and costs to create initial graphics for the website that included the design or layout of each page. Website costs are amortized on a straight-line basis over two years. The Company evaluates the future recoverability of capitalized website costs on a quarterly basis and if an impairment loss is considered to have occurred during the period, records the loss in the statement of operations in the same period.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation expense is calculated using the straight-line method over the estimated useful life of the assets, generally between two and three years, except for leasehold improvements, which are depreciated over the shorter of the estimated related useful life of the asset or the remaining term of the lease. Amortization of equipment under capital leases is included in depreciation expense. Depreciation expense for manufacturing tools is included in cost of goods sold.

Goodwill

The Company tests its goodwill for impairment at least annually, and between annual tests if indicators of potential impairment exist, using a two step test. When evaluating goodwill for impairment, the Company first compares the fair value of the reporting unit(s) to which the goodwill is allocated, to the carrying value of the unit(s) to determine if there is an impairment loss. If the fair value of the reporting unit exceeds its carrying value, goodwill allocated to that unit is considered not impaired. If the inverse is true, the unit is considered to be impaired and the Company must then complete the second step of the test which calls for a fair value analysis of

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

the individual assets and liabilities assigned to the reporting unit to determine the amount of impairment to record. Application of the goodwill impairment test requires significant judgment by management, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, determination of the fair value of each reporting unit and projections of future net cash flows, which projections are inherently uncertain.

The Company considers the results generated from using both of the following approaches to estimate the fair value of each relevant reporting unit to complete the first step of the impairment test:

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

The determination of whether goodwill is impaired involves numerous assumptions, estimates and the application of significant judgment. For the market approach, considerable judgment is required to select comparable companies and to estimate the multiples of revenues implied by their market values. For the DCF approach, management must exercise judgment in selecting an appropriate discount rate and must also make numerous assumptions in order to develop future business and financial forecasts and the related estimates of future net cash flows. Future net cash flows depend primarily on future sales of the Company’s products, which are inherently difficult to predict.

Research and Development Costs

Internal and external research and development costs incurred before a project reaches technological feasibility are expensed as incurred. External costs incurred after a project reaches technological feasibility are capitalized. Capitalized costs are amortized into cost of sales when the product is released to the market, generally using a three-year life and the “sum of the years’ digits” method. Capitalized research and development costs are reviewed for future recoverability on a quarterly basis. Impairment losses are charged to cost of sales in the period in which they occur.

Advertising Expense

Production costs of commercials and programming are expensed when the production is first aired. The Company’s direct costs of advertising, in-store displays and promotion programs are expensed as incurred.

Under arrangements with certain of its customers, the Company reduces the net selling price of its products as an incentive (sales allowances) for the customers to independently promote LeapFrog products for resale. If the benefits LeapFrog receives from the customer in these cooperative sales/advertising arrangements are not specifically identifiable, the Company recognizes the costs as a direct reduction of revenue earned from the customer during the period, with a corresponding reduction in accounts receivable. In those cases where the benefits received from the customer are sufficiently separable and can be specifically identified, these costs are included as advertising expense during the fiscal period in which the advertisements are run.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Royalty Expense

The Company licenses certain of its content from third parties under exclusive and nonexclusive agreements, which permit the Company to utilize characters, stories, illustrations and trade names throughout specified geographic territories. Royalty payments are typically calculated as a percentage of the unit product selling price. Royalty expense is recorded when the products are shipped to a customer and is reported under cost of sales in the statements of operations.

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

Income Taxes

We account for income taxes using the liability method. Under the liability method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The determination of the Company’s income tax assets, liabilities and expense requires management to make certain estimates and judgments in the calculation of tax benefits, tax credits and deductions. Significant changes in these estimates may result in increases or decreases in the tax provision or benefit in subsequent periods.

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

Comprehensive Loss

Comprehensive loss is comprised of the Company’s net loss, gains and losses on the translation of foreign currency denominated financial statements and temporary gains and non-credit losses on investments.

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

Recently Issued Accounting Guidance

On July 1, 2009, the FASB Accounting Standards Codification (ASC) became the exclusive reference for nongovernmental accounting principles generally accepted in the United States for use in financial statements issued for interim and annual periods ended after September 15, 2009, except for SEC rules and interpretive releases, which also are authoritative GAAP for SEC registrants. Accordingly, all references to legacy guidance issued under previously recognized authoritative literature have been removed or replaced by the relevant sections of the ASC.

Recently Adopted Guidance

In April of 2009, the FASB issued guidance codified within ASC 320 “Investments—Debt and Equity Securities” (ASC 320). This guidance amended the other-than-temporary impairment guidance in ASC 320 for

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The guidance did not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. It was effective for interim reporting periods ending after June 15, 2009. Adoption of this guidance in the second quarter of 2009 had an immaterial impact on the way the Company records the credit portion of other-than-temporary impairments related to its investments in auction rate securities.

In May of 2009, the FASB issued guidance codified within ASC 855 “Subsequent Events.” This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for interim or annual reporting periods ending after June 15, 2009. Adoption of this guidance in the second quarter of 2009 did not impact the Company’s consolidated financial statements but did require additional disclosures.

Recently Issued Accounting Guidance Not Yet Adopted

In January of 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measures and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This guidance is intended to improve transparency with respect to recurring and nonrecurring fair value measurements through new disclosure requirements for transfers in and out of Level 1 and Level 2 and for activity in Level 3. Clarification of existing disclosure requirements is also provided. A majority of this guidance will be effective for interim or annual reporting periods ending after December 15, 2009. The remainder of the guidance will be effective for fiscal and interim periods beginning after December 31, 2010. Adoption of this guidance in 2010 and 2011 is not expected to impact the Company’s consolidated financial statements but may require additional disclosures.

2.	Fair Value of Financial Instruments

Fair value is based on exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

•

Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. The Company’s Level 1 assets consist of money market funds with original maturities of three months or less. These assets are considered highly liquid and are stated at cost which approximates market value.

•

Level 2 includes financial instruments for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument. Such inputs could be quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transactions (less active markets) or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data, including market interest rate curves, referenced credit spreads and pre-payment rates. The Company’s Level 2 assets and liabilities consist of outstanding foreign exchange forward contracts used to hedge its exposure to certain foreign currencies, including the British Pound, Canadian Dollar, Euro,

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

and Peso. The Company’s outstanding foreign exchange forward contracts, all with maturities of approximately one month, had notional values of $13,277, and $21,890 at December 31, 2009 and 2008, respectively. The fair market values of these instruments as of the same periods were $160 and $540, respectively. The fair value of these contracts was recorded in prepaid expenses and other current assets for all periods presented.

•

Level 3 includes financial instruments for which fair value is derived from valuation techniques, including pricing models and discounted cash flow models, in which one or more significant inputs are unobservable, including the Company’s own assumptions. The Company’s Level 3 assets consist of investments in auction rate securities (ARS). Historically, liquidity for ARS was provided via an auction process that reset the applicable interest rate generally every 28 days, allowing investors to either roll over their investments or sell them at par. As a result of liquidity issues in the global credit and capital markets, auctions for all of the Company’s ARS began failing in the fourth quarter of 2007, when sell orders exceeded buy orders. Currently, there is no active market for these securities; therefore, they do not have readily determinable market values. The Company has engaged a third-party valuation firm to estimate the fair value of the ARS investments using a discounted cash flow approach, which was corroborated by a separate and comparable discounted cash flow analysis prepared internally. Based on this valuation, the ARS investments were valued at $3,685 at December 31, 2009, which represents an overall decline in value of $8,315 from par. The assumptions used in preparing the discounted cash flow model are based on data available as of December 31, 2009 and include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. Given the current market environment, these assumptions are volatile and subject to change, and therefore could result in significant changes to the estimated fair value of the ARS. Contractual maturity for the Company’s ARS investments ranges from 2025 to 2050.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009:
Financial Assets:
Money market funds	$42,801	$42,801	$—	$—
Long-term investments	3,685	—	—	3,685
Forward currency contracts	160	—	160	—

Total financial assets	$46,646	$42,801	$160	$3,685

December 31, 2008:
Financial Assets:
Money market funds	$53,502	$53,502	$—	$—
Forward currency contracts	540	—	540	—
Long-term investments	4,962	—	—	4,962

Total financial assets	$59,004	$53,502	$540	$4,962

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

For the years ended December 31, 2009 and 2008, the Company accounted for gains and losses incurred on its ARS investment as follows:

	Long-term Investments	Accumulated Other Comprehensive Income	Accumulated Losses on Investments
	(Balance Sheets)	(Balance Sheets)	(Statements of Operations)
Balance at December 31, 2007	$10,925	$(598)	$(2,477)
Loss for the year ended December 31, 2008	(5,963)	—	(5,963)
Temporary loss transferred to other-than-temporary	—	598	(598)

Balance at December 31, 2008	$4,962	$—	$(9,038)

Gain (loss) for the year ended December 31, 2009	143	574	(431)
Sale of ARS investments	(1,420)	(139)	143

Balance at December 31, 2009	$3,685	$435	$(9,326)

During the year ended December 31, 2009, there was a $431 decline in the Company’s estimated cash flows expected to be collected on its ARS investments, of which $409 was determined to be credit-related and therefore reported as a reduction to earnings. Also during the year, the Company tendered one of its ARS investments, which had been written down by $580 in prior years from the original par value of $2,000, resulting in a $143 gain.

The impairment losses recorded in 2008 include $598 of losses that had previously been accounted for as temporary at December 31, 2007 and recorded in “accumulated other comprehensive income (loss)” at that date. The loss of $598 was charged as an other-than-temporary loss to the statement of operations in the second quarter of 2008, as credit market conditions throughout the first half of 2008 worsened. The Company accounted for all losses incurred in 2008 as other-than-temporary in the statement of operations.

3.	Inventories

The Company’s inventories, stated on a first-in, first-out basis at the lower of cost or market as of December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
Raw materials	$1,739	$5,521
Work in process	—	1,621
Finished goods	26,441	49,795

Total	$28,180	$56,937

As of September 30, 2009, the Company’s agreements with contract manufacturers were modified such that title and risk of loss pass to the Company upon delivery of finished goods. As a result, the Company no longer holds title to any work-in-progress inventory. Related work in progress inventory held by the contract manufacturers approximated $4,590 as of December 31, 2009.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

During 2009, 2008 and 2007, the Company recorded net sales of inventory written down in the previous year resulting in a benefit to gross margin of $2,899, $1,016 and $4,853, respectively.

At December 31, 2009 and 2008, the Company accrued liabilities for cancelled purchase orders totaling $0 and $751, respectively. The inventories related to these purchase orders are returned to the Company and recorded either in raw materials or work in process.

4.	Property and Equipment

As of December 31, 2009 and 2008, property and equipment consisted of the following:

	December 31,
	2009	2008
Tooling, cards, dies and plates	$14,053	$17,331
Computers and software	30,920	38,515
Equipment, furniture and fixtures	3,939	5,399
Leasehold improvements	4,226	6,179

	53,138	67,424
Less: accumulated depreciation	(38,870)	(47,813)

Total	$14,268	$19,611

Property and equipment, with the exception of leasehold improvements is depreciated on a straight-line basis over a period of two to three years. Leasehold improvements are depreciated over the shorter of their useful life or the term of the lease. Depreciation expense for tooling cards, dies and plates and manufacturing equipment is charged to cost of sales in the statement of operations as the expense relates directly to the product manufacturing process. The expense charged to cost of sales was $3,193, $2,486 and $4,307 for the three years ended December 31, 2009, 2008 and 2007, respectively. During the years ended December 31, 2009 and 2008, the Company retired fully depreciated tooling cards, dies and plates with a cost of $4,301 and $7,524, respectively.

Depreciation expense related to the remainder of property and equipment is charged to selling, general and administrative expense in the statements of operations. The expense charged to selling, general and administrative expense was $7,395, $7,631 and $7,158 for the three years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009 and 2008 equipment, furniture and fixtures included $10 and $33, respectively, of assets acquired under capital leases. The year-to-date accumulated depreciation on these assets was $23 and $288 at December 31, 2009 and 2008, respectively. The related capital lease obligation is reflected on the balance sheet in accrued liabilities and deferred revenue.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

	December 31,
	2009	2008
Content costs	$28,309	$23,502
Website development costs	4,945	13,998
Less accumulated amortization	(18,337)	(21,273)

Total	$14,917	$16,227

The amortization expense related to content is charged to cost of sales in the statement of operations and totaled $6,896, $8,674 and $5,840 for the three years ended December 31, 2009, 2008 and 2007, respectively. Amortization expense related to website development is charged to selling, general and administrative expenses and totaled $2,391, $1,333 and $885 for the three years ended December 31, 2009, 2008 and 2007, respectively.

The Company performs a quarterly impairment evaluation of capitalized product development costs. The Company’s evaluation in 2009 resulted in minor impairments, while the 2008 evaluation identified capitalized costs related to several platforms that had recently been retired or discontinued. Accordingly, the Company accelerated the amortization of these costs, resulting in an increase in cost of sales in the United States reporting unit of $279, $2,197 and $1,716 in 2009, 2008 and 2007, respectively. Additionally, the Company wrote off $11,112 of fully amortized assets no longer in use in 2009.

6.	Goodwill

The Company’s goodwill is related to its 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, and its 1998 acquisition of substantially all the assets of Explore Technologies. All of the goodwill is allocated to the Company’s United States reporting unit.

The Company performed the annual test for impairment as of December 31, 2009 and 2008 and concluded that its goodwill balance of $19,549 had not been impaired.

7.	Accrued Liabilities

The Company’s accrued liabilities as of December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
Royalties payable	$10,581	$9,037
Advertising and promotion	9,549	11,054
Employee-related expenses	4,210	8,455
Manufacturing and warehousing	3,968	3,945
Marketing, consulting and web-related	2,746	2,642
Deferred revenue	1,770	1,828
One-time termination benefits	1,587	1,401
Facilities-related closure costs	234	534
Other	5,176	5,700

Total	$39,821	$44,596

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The total amount of royalty expense related to third-party license agreements was $15,711, $19,315, and $21,768, for 2009, 2008 and 2007, respectively.

During the fourth quarter of 2008, the Company implemented a company-wide reduction in force resulting in a significant reduction in employee-related expenses accrued at December 31, 2009 as compared to December 31, 2008. In addition, the bonus accrual for 2009 was significantly lower than for 2008 as performance targets were not met.

One-time termination benefits accrued at December 31, 2009 were as a result of consolidation of the Company’s France and United Kingdom administrative operations and the termination of several senior-level employees. The liabilities were recorded at fair value, which equaled the stated value of the benefits.

In the fourth quarter of 2008, the Company ceased using its school-related facility in Austin, Texas related to its former School segment and one of four suites in its Emeryville, California headquarters and vacated both office sites. The fair values of future lease expenses were calculated based on the net of the remaining contractual lease rental payments reduced by estimated sublease rentals that management believes could be reasonably obtained for the facilities, discounted to present value using the Company’s credit-adjusted risk-free rate of 5.37%, and then offset by deferred rent credits. During the second quarter of 2009, the Company sublet the vacated suite at its headquarters to a third party. As of December 31, 2009 and 2008, the facilities closure liabilities were $495 and $3,664, respectively, of which, $234 and $1,935 were included in current liabilities and $261 and $1,729 were included in other long-term liabilities.

8.	Income Taxes

The Company’s loss before taxes included the following components:

	Years Ended December 31,
	2009	2008	2007
United States	$(10,399)	$(63,509)	$(117,751)
Foreign	523	(2,971)	18,998

Total	$(9,876)	$(66,480)	$(98,753)

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The components of the provision for (benefit from) income taxes were as follows:

	Years Ended December 31,
	2009	2008	2007
Current:
Federal	$(367)	$(774)	$—
State	412	83	—
Foreign	(260)	1,108	3,198

Total current	(215)	417	3,198
Deferred:
Federal	$85	$854	$411
State	43	43	63
Foreign	411	(874)	(2,197)

Total deferred	539	23	(1,723)
Non-current
Federal	$(7,602)	$402	$346
State	(631)	157	519
Foreign	721	875	1,383

Total non-current	(7,512)	1,434	2,248

Grand total	$(7,188)	$1,874	$3,723

The differences between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% were as follows:

	Years Ended December 31,
	2009	2008	2007
Income tax (benefit) at the statutory rate	$(3,456)	$(23,268)	$(34,564)
State income taxes	(219)	283	582
Foreign operations	(137)	588	(5,648)
Interest and penalties	926	1,288	932
Nondeductible items	320	1,534	164
Research and development credits	(474)	(600)	(505)
Release of unrecognized tax benefit	(7,804)	—	—
IRS refunds	—	(1,918)	—
Other	(32)	1,965	1,625
Less: valuation allowance	3,688	22,002	41,137

Income tax provision (benefit)	$(7,188)	$1,874	$3,723

State income tax expense above included a valuation allowance of $1,080, $3,225 and $6,635 for 2009, 2008 and 2007, respectively. State income tax expense also included interest and penalties of $51, $157 and $124 for 2009, 2008 and 2007, respectively. The tax benefit for 2009 includes a $7,804 benefit from the recognition of previously unrecognized tax benefits including $3,143 of accrued interest, due to expiring statute of limitations.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $17,941 at December 31, 2009. The earnings are considered to be permanently reinvested and, accordingly, no deferred United States income taxes have been provided thereon. Upon distribution of these earnings in the form of

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

dividends or otherwise, the Company would not be subject to U.S. income tax due as any tax liability generated would be offset by net operating loss carryforwards.

Deferred income taxes reflect the impact of “temporary differences” between asset and liability amounts for financial reporting purposes and such amounts as determined based on existing tax laws. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
Deferred tax assets:
NOL and credits carryover	$96,747	$88,709
Inventory and other reserves	5,981	16,424
Depreciation and amortization	14,699	7,644
Other	17,993	18,097
Less: valuation allowance	(132,018)	(127,122)

Total deferred tax assets	$3,402	$3,752

Deferred tax liabilities:
Goodwill and tax depreciation	2,993	2,637

Total deferred tax liabilities	$2,993	$2,637

Starting in 2006, the Company recorded a non-cash charge to establish a valuation allowance against its gross domestic deferred tax assets. The amount represents 100% of the domestic deferred tax assets as set out in the table below.

	December 31,
	2009	2008
Current deferred tax asset	$8,286	$18,627
Less: valuation allowance	(8,286)	(18,627)

Net total	$—	$—

Non-current deferred tax asset	$123,732	$108,496
Less: valuation allowance	(123,732)	(108,496)

Net total	$—	$—

Due to the Company’s domestic net operating losses for the most recent three year period, the Company has established a full valuation allowance against its domestic deferred tax assets. The valuation allowance in both 2009 and 2008 includes $8,503 related to excess tax benefits of stock option deductions prior to the adoption of ASC Topic No. 718. The benefits will increase additional paid-in capital when realized. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Should the Company determine that it would be able to realize all or part of its deferred tax asset in the future, an adjustment to the valuation allowance would be recorded in the period such determination was made. The majority of the Company’s domestic deferred tax assets generally have 10 to 20 years until expiration or indefinite lives.

As of December 31, 2009, the Company had federal net operating loss carryforwards of $215,436 which will expire between 2025 through 2029. State net operating loss carryforwards totaling $223,518 as of December 31,

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

2009, will expire in years 2010 through 2030. In addition, the Company had $2,215 related to excess tax benefits of stock option deductions which are not included in the net operating loss carryforward amounts above since they have not met the required realization criteria. The tax benefits from these deductions will increase additional paid-in capital when realized. As of December 31, 2009, the Company also had federal and California research and development credit carryforwards of $3,915 and $6,112, respectively. The federal research carryforwards will begin to expire in 2024, while the California research credits can be carried forward indefinitely. In addition, the Company has $3,955 in federal foreign tax credits that will begin expiring in 2018.

On January 1, 2007, the Company adopted new accounting provisions that changed the accounting for uncertainty in income taxes including the way companies should recognize, measure, present, and disclose uncertain tax positions in their financial statements. The new provisions allow recognition of the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The provisions also provide guidance on the reversal of previously recognized tax positions, balance sheet classifications, accounting for interest and penalties associated with tax positions, and income tax disclosures. Initial adoption of the provisions resulted in an increase of $7,284 in the liability for unrecognized tax benefits as of January 1, 2007. Of this amount, $635 was accounted for as an increase in the January 1, 2007 opening accumulated deficit. The remaining amount decreased tax loss carryforwards in the United States, which are fully offset by a valuation allowance

The changes in the balance of gross unrecognized tax benefits, during the years ended December 31, 2009 and 2008 are set out in the following table:

	December 31,
	2009	2008
Balance at beginning of year	$28,991	$30,727
Gross increase—tax positions taken during a prior period	978	1,365
Gross decrease—tax provisions taken during a prior period	(1,214)	(3,591)
Tax positions taken during the current period	633	1,415
Decreases in the unrecognized tax benefits relating to statute of limitations expiration	(7,308)	—
Decreases in the unrecognized tax benefits relating to settlements with taxing authorities	—	(925)

Balance at end of year	$22,080	$28,991

The balances of gross unrecognized tax benefits at December 31, 2009 and 2008 are $22,080 and $28,991 respectively, of which $8,044 and $15,769 would affect our effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the years ended December 31, 2009, 2008 and 2007 includes $926, $1,821 and $1,091, respectively, of interest and penalties. As of December 31, 2009 and 2008 we had approximately $2,648 and $4,964, respectively, of accrued interest and penalties related to uncertain tax positions.

The Company is monitoring the statutes of limitation for the assessment and collection of income taxes. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits in the future could

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

decrease by up to $226 related to its foreign operations over the course of the next twelve months due to expiring statutes of limitations. Of this amount, up to $226 could be recognized as a tax benefit and affect the effective tax rate.

Open and Resolved Tax Matters

The Company files income tax returns in the U.S. federal, various states and foreign jurisdictions. The Company has substantially concluded all U.S. federal and state income tax matters through 1999. During the quarter ended June 30, 2008, the Internal Revenue Service (“IRS”) completed its audit of the Company’s research and development carryback claims for the period of 2001-2003. As a result of the settlement, the Company received a $5,238 refund from the IRS in July 2008 and recognized $925 of previously unrecognized tax benefit. The total 2008 tax benefit attributable to this refund was $1,918, including interest paid by the IRS.

In 2009, the Mexico taxing authority notified the Company of an income tax audit for the 2007 tax year. The state of California (“state”) has notified the Company of a pending examination related to its research and experimentation credits claimed for the tax years 2002 and 2003; however, the Company has not been notified when the audit will commence. The outcome of the Mexico and state audit are not yet determinable.

With respect to open matters, the outcomes are not yet determinable. However, management does not anticipate that any adjustments would result in a material change to the Company’s results of operations, financial conditions or liquidity.

9.	Borrowings Under Credit Agreements

On August 13, 2009, the Company, certain financial institutions (“Lenders”) and Bank of America, N.A., as agent for the Lenders (the “Agent”) entered into an Amended and Restated Loan and Security Agreement for a $75,000 asset-based revolving credit facility (“Loan Agreement”). The maturity date of the facility is August 13, 2012, at which time any borrowings under the facility must be repaid. The Company may make voluntary prepayments of borrowings at any time. Provided there is no default under the Loan Agreement and subject to availability of additional credit, the Company may elect, without the consent of any of the Lenders, to increase the size of the credit facility under the Loan Agreement up to an aggregate of $150,000. Availability under this agreement was $75,000 as of December 31, 2009.

This new credit facility supersedes and replaces the Company’s previous $100,000 credit facility dated November 8, 2005 which would have otherwise expired in November 2010 and was terminated as of August 13, 2009 in connection with signing of the Loan Agreement.

The Loan Agreement includes the following terms, which are substantially similar to those of the Terminated Agreement:

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

10.	Employee Benefit Plan

LeapFrog sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code. Effective September 1, 2005, the 401(k) plan provides that employees may defer up to 100% of their annual compensation, not to exceed the IRS maximum contribution limit. LeapFrog matches 50% of employee contributions up to the lesser of $2 or 6% of the participant’s compensation per plan year, which vests over three years. During 2009, 2008 and 2007, the Company recorded total compensation expense of $578, $799 and $592, respectively, related to the defined contribution plan.

11.	Stock-Based Compensation

Pursuant to the Company’s 2002 Equity Incentive Plan and its 2002 Non-Employee Directors’ Stock Award Plan, (collectively, the “Plans”), the Company issues stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to its employees, directors and occasionally to non-employee service providers, to purchase shares of the Company’s Class A common stock. The maximum term of the stock-based awards is 10 years. The required vesting period is generally four years. Effective February 28, 2007, the Company terminated its performance share program after conducting a full review of the total compensation components for key executives. There were no performance shares outstanding at December 31, 2009 and 2008. The Company also has an employee stock purchase plan (“ESPP”).

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

The Company is authorized to issue up to a total of 24,000 shares of Class A common stock for any of the types of awards authorized under the Plans. At December 31, 2009 the remaining available for future grants was 4,691 for stock-based awards and 1,403 for the ESPP.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The Company accounts for stock-based compensation as follows:

Stock Options:

Stock-based compensation expense is calculated based on the fair value of each award on the grant date. In general, the fair value for stock option grants with only a service condition is estimated using the Black-Scholes option pricing model. The fair value for stock option grants with both a service and market condition is estimated using the Monte-Carlo simulation.

The assumptions underlying the calculation of grant date fair value of the stock options using the Black-Sholes option pricing model comprise:

•

Volatility: The expected stock price volatility is based on a consideration of our stock’s historical and implied volatilities. Prior to July 1, 2008 the weighted-average expected volatility for the Company’s stock awards was calculated based on the weighted average of three stock market factors: the price volatility of LeapFrog’s common shares, LeapFrog’s implied volatility as indicated by our publicly traded long-term options, Long-Term Equity Anticipations Securities (“LEAPS”), with expiration dates as far as three years in the future, and competitor volatility. As of June 30, 2008, management believed it had sufficient historical financial market data to calculate volatility based on LeapFrog market data only.

•	Risk-Free Interest Rate: The risk-free interest rate is based on the yield of the treasury security at grant date with a maturity closest to the expected term of the stock option.

•

Expected Term: The expected life of the options represents the period of time the options are expected to be outstanding. Due to reductions in force, the Company does not yet have sufficient reliable historical data on exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior, and, as a result, it calculates expected life using a simplified method.

•	Expected Dividend: The dividend yield is zero as the Company does not pay dividends.

•

Annual Forfeiture Rate: When estimating pre-vesting forfeitures, the Company considers voluntary termination behavior as well as potential future workforce reduction programs. The Company reflects the impact of forfeitures for stock options in expense only when they actually occur based on analyses showing that the majority of all stock options vest on a monthly basis. With regard to restricted stock units, a forfeiture assumption of approximately 20% is currently being used. A zero forfeiture rate is used for restricted stock awards. These assumptions reflect historical and expected future forfeiture rates.

The underlying assumptions of a Monte-Carlo simulation are very similar to the Black-Scholes option pricing model in that they are both distributions of future stock price scenarios. However, a Monte-Carlo simulation allows for more customized modeling than the Black-Scholes formula which utilizes a few simplifying assumptions allowing it to be a closed-end formula.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The assumptions used in the Black-Scholes option valuation model and the weighted average grant date fair value per share for the three years ended December, 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Estimate of fair value for total awards using Black-Scholes	$2,497	$50,336 *	$6,660
Expected term (years)	6.12	4.95	6.25
Volatility	51.8%	41.1%	40.0%
Risk-free interest rate	2.5%	3.1%	4.5%
Expected dividend yield	0%	0%	0%

*	Fair value in 2008 includes $33,433 for options granted in June 2008 pursuant to the stock option exchange program.

The fair value for the stock option grants with both a service and market condition is estimated using the Monte-Carlo simulation with the following weighted average assumptions:

	2009	2008	2007
Estimate of fair value for total awards using Monte-Carlo	$12,955	n/a	n/a
Expected term (years)	3.25	n/a	n/a
Volatility	55.0%	n/a	n/a
Risk-free interest rate	1.52%	n/a	n/a
Expected dividend yield	0%	n/a	n/a

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

The Company non-calculates employee stock-based compensation expense based on awards ultimately expected to vest and reduces compensation expense as necessary for estimated forfeitures. Stock-based compensation expense is a non-cash charge to employee compensation expense and a credit to additional paid-in capital.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The following table summarizes stock-based compensation expense charged to selling, general and administrative (“SG&A”) and research and development (“R&D”) expense for the three years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,
	2009	2008	2007
SG&A:
Stock options	$7,952	$7,069	$6,510
RSUs/RSAs	1,316	2,498	2,956

Total SG&A	9,268	9,567	9,466
R&D:
Stock options	769	721	604
RSUs/RSAs	659	821	602

Total R&D	1,428	1,542	1,206

Total expense	$10,696	$11,109	$10,672

Stock-based compensation expense related to RSUs and RSAs is calculated based on the market price of The Company’s common stock on the grant date. The total market value of restricted stock unit and stock awards granted in 2009, 2008 and 2007 as measured on the grant date was $147, $2,666, and $5,465, respectively.

For the years ended December 31, 2009, 2008 and 2007, stock option exercises, net of income taxes paid by the Company on restricted stock unit releases, used $275 and $216 in cash in 2009 and 2008, respectively, while in 2007 this activity provided $1,915 in cash proceeds.

The activity in the Company’s stock option plan for the years ended December 31, 2009 and 2008 was as follows:

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Stock options:
Outstanding at December 31, 2007	9,093	12.92
Grants	4,973	10.12
Exercises	(77)	5.34
Retired or forfeited	(5,870)	13.36

Outstanding at December 31, 2008	8,119	$10.96	7.55	$—
Grants	7,805	$3.82
Exercises	—
Retired or forfeited	(7,921)	$10.99

Outstanding at December 31, 2009	8,003	$3.97	8.23	$258.00

Vested and exercisable at December 31, 2009	2,556	$5.04	6.62	$—

Vested and exercisable at December 31, 2008	2,180	$13.66	6.53	$—

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Stock options outstanding that are expected to vest are shown net of estimated future option forfeitures. The price of a share of the Company’s Class A common stock was $3.91 and $3.50 as of December 31, 2009 and 2008, respectively. During 2009, options to purchase 2,556 shares of Class A common stock with an intrinsic value of $258 were fully vested. As of December 31, 2009, there was a total of $11,779 of unrecognized compensation cost related to stock options granted under the Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.91 years.

The activity in the Company’s restricted stock units and restricted stock awards for the years ended December 31, 2009 and 2008 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units and awards:
Nonvested at December 31, 2007	1,117	$9.31
Grants	319	8.37
Vested	(286)	10.14
Retired or forfeited	(232)	9.33

Nonvested at December 31, 2008	918	8.72
Grants	59	2.47
Vested	(314)	9.51
Retired or forfeited	(142)	8.39

Nonvested at December 31, 2009	521	$8.16

Vested and deferred at December 31, 2009	80	$10.78

As of December 31, 2009, there was a total of $2,680 of unrecognized compensation cost related to restricted stock units and awards granted under the Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.92 years.

The table below shows information by range of exercise prices for the Company’s outstanding stock options as of December 31, 2009.

	Outstanding at December 31, 2009			Exercisable at December 31, 2009
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Life in Years	Number of Shares	Weighted Average Exercise Price
$1.41 – $2.75	3,230	$2.55	9.35	75	$2.44
$2.76 – $5.00	2,932	3.92	7.91	1,337	3.88
$5.01 – $7.32	1,725	6.28	6.75	1,069	6.27
$7.33 – $12.50	72	9.38	7.39	35	10.18
$12.51 – $19.74	44	11.99	6.08	40	18.61

Total	8,003	$3.97	8.23	2,556	$5.04

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

12.	Derivative Financial Instruments

At December 31, 2009 and 2008, the Company had outstanding foreign exchange forward contracts with notional values of $13,277 and $21,890, respectively. The gains and losses on these instruments are recorded in “other income(expense), net” in the statements of operations. Gains and losses from foreign exchange forward contracts, net of gains and losses on the underlying transactions denominated in foreign currency, for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Years Ended December 31,
	2009	2008	2007
Gains (losses) on foreign exchange forward contracts	$(55)	$874	$(2,967)
Gains (losses) on underlying transactions denominated in foreign currency	(404)	(2,092)	2,964

Net losses	$(459)	$(1,218)	$(3)

13.	Comprehensive Net Loss

The Company’s comprehensive net loss for the three years ended December 31, 2009, 2008 and 2007 was as follows:

	Years Ended December 31,
	2009	2008	2007
Net loss	$(2,688)	$(68,354)	$(102,476)
Currency translation adjustments	2,006	(6,689)	1,512
Temporary impairment gain (loss) on investments	435	598	(598)
Tax expense allocated to temporary gain (loss) on investments	(228)	—	—

Comprehensive net loss	$(475)	$(74,445)	$(101,562)

14.	Stockholders’ Equity

The Company is authorized to issue 180,000 shares of common stock at a par value of $0.0001 per share, of which 139,500 shares are designated as Class A and 40,500 shares are designated as Class B. Class A shares outstanding at December 31, 2009 and 2008 were 36,894 and 36,627, respectively. Class B shares outstanding at December 31, 2009 and 2008 were 27,141 and 27,141, respectively.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

15.	Net Loss Per Share

For all periods presented, common share equivalents are excluded from the calculations of net loss per share, as their effect on net loss per share would be antidilutive. Outstanding weighted average common stock equivalents of Class A common stock excluded from the calculations were 168, 247 and 338 for the years ended December 31, 2009, 2008, and 2007, respectively.

The following table sets forth the computation of basic and diluted net loss per share for the periods presented.

	Years Ended December 31,
	2009	2008	2007
(Numerator)
Net loss	$(2,688)	$(68,354)	$(102,476)
(Denominator)
Weighted average shares outstanding during period:
Class A and B—basic and diluted	63,914	63,641	63,361
Net loss per share:
Class A and B—basic and diluted	$(0.04)	$(1.07)	$(1.62)

16.	Related Party Transactions

Since 2004, the Company has been a majority-owned subsidiary of Mollusk Holdings, LLC, an entity controlled by Lawrence J. Ellison, the Chief Executive Officer of Oracle Corporation. In 2009 and 2008, the Company purchased software products and support services totaling $856 and $1,095, respectively, from Oracle Corporation on terms the Company believes are comparable to those it would obtain in an arm’s-length agreement. As of December 31, 2009, Mr. Ellison may be deemed to have or share the power to direct the voting and disposition, and therefore to have beneficial ownership, of approximately 16.2 million shares of our Class B common stock, which represents approximately 52.4% of the combined voting power of our Class A common stock and Class B common stock. For a more complete discussion of Mr. Ellison’s beneficial ownership of our common stock, see “Security Ownership of Certain Beneficial Owners and Management.”

In 2009 and 2008, the Company paid Pillar Data Systems, Inc. a total of $368 and $261, respectively, in arm’s-length transactions for equipment fees. Lawrence J. Ellison is the majority stockholder of Pillar Data Systems, Inc.

The Company was previously involved in a dispute with Mounte LLC arising out of a 2002 tax sharing agreement between the Company and Knowledge Universe, Inc., the predecessor in interest of Mounte LLC. Following discussions between the parties, the Company and Mounte entered into a written agreement effective July 9, 2009, settling the dispute. Pursuant to the agreement, Mounte paid LeapFrog $295 in settlement of all claims by either party under the agreement, including Mounte’s counter-claim for $1,479.

17.	Concentrations of Credit Risk and Certain Other Risks

Financial instruments that subject the Company to concentrations of credit risk include cash equivalents, foreign exchange transactions, long-term investments and trade receivables. Cash and cash equivalents consist principally of cash and money market funds. Long-term investments consist of auction rate securities, which are generally illiquid and have experienced significant impairment losses since the fourth quarter of 2007 due to the

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

adverse credit and financial markets conditions which have prevailed since then. The carrying value of the Company’s investment in auction rate securities has declined 69% from its original book value, or par, as of December 31, 2009. The adverse economic conditions are expected to continue into 2009 and further impairment losses may be incurred. Foreign exchange transactions consist primarily of short-term foreign currency transactions with highly rated financial institutions.

LeapFrog manufactures and sells its products primarily to national and regional mass-market retailers in the United States. Credit is extended based on an evaluation of the customers’ financial condition; generally, collateral is not required. Allowances for credit losses are provided for in the consolidated financial statements at the time of sale. Three major retailers account for 61% and 66% of total accounts receivable at December 31, 2009 and 2008, respectively. Should any of the three retailers experience difficulties paying their debts to LeapFrog, this could have a significant negative impact on the Company’s statement of operations and cash flows.

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

Manufacturing Vendor Concentration

LeapFrog’s manufacturing and operations strategy is designed to maximize the use of outsourced services, particularly with respect to the actual production and physical distribution of its products. The Company believes that its outsourcing strategy enhances the scalability of the manufacturing process. Since the Company does not have its own manufacturing facilities, it is dependent on close working relationships with its contract manufacturers for the supply and quality of its products and the computer chips contained in these products. LeapFrog uses contract manufacturers located in Asia, primarily in China, to build its finished products. Given the highly seasonal nature of its business, any unusual delays or quality control problems could have a material adverse effect on LeapFrog’s operating results and financial condition. LeapFrog’s top three vendors supplied a total of 64%, 49% and 52% of LeapFrog’s products in 2009, 2008 and 2007, respectively. In 2009, our largest individual vendor, WKK Technology Limited, located in China, supplied 26% of LeapFrog’s products. In 2008, Askey Computer Corporation, located in China, supplied 20%, and in 2007 Jetta Company Limited, located in China, supplied 24% of LeapFrog’s products. The Company expects to continue to use a limited number of contract manufacturers and fabricators.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Customer Concentration

A limited number of customers historically have accounted for a substantial portion of our gross sales. For the last three fiscal years, the Company’s top three customers have been Target, Toys “R” Us and Wal-Mart. The relative percentage of gross sales to the top three customers to total Company sales were as follows for the three years shown below:

	Years Ended December 31,
	2009	2008	2007
Gross sales:
Wal-Mart	22%	25%	21%
Toys “R” Us	19%	18%	20%
Target	16%	17%	13%

Total	57%	60%	54%

Wal-Mart, Target and Toys “R” Us accounted for 28%, 14% and 19% of total gross accounts receivable at December 31, 2009, respectively, as compared to 36%, 12% and 17%, respectively at December 31, 2008.

18.	Commitments and Contingencies

Leases and Royalties

The Company is obligated to pay certain minimum royalties in connection with license agreements to which it is a party. Royalty expense was $15,711, $19,315 and $21,768 in 2009, 2008 and 2007, respectively.

LeapFrog leases a portion of its capital equipment and certain of its facilities under operating leases that expire at various dates through 2016. Rent expense was $2,497, $5,827 and $4,591 in 2009, 2008 and 2007, respectively.

Minimum rent commitments under all non-cancelable leases with an initial term in excess of one year and minimum royalty commitments are set forth in the following table:

Years Ended December 31,	Leases	Royalties	Total
2010	7,915	7,201	15,116
2011	4,620	10,691	15,311
2012	4,116	669	4,785
2013	3,810	477	4,287
2014	3,869	—	3,869
Thereafter	5,028	—	5,028

Total	$29,358	$19,038	$48,396

LeapFrog accounts for total rent expense under the leases on a straight-line basis over the lease terms. At December 31, 2009 and 2008, the Company had a deferred rent liability of $1,908 and $2,092, respectively, relating to rent escalation costs net of tenant incentives for its Emeryville, California headquarters. Deferred rent is included in long-term liabilities.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Legal Proceedings

From time to time, in the normal course of business, the Company is party to various pending claims and lawsuits. Currently, the Company is party to a claim regarding our use of various trademarks and logos in connection with its Tag reading systems. In October 2009, TAG Toys, Inc. filed a complaint against the Company in the United States District Court for the Central District of California, alleging that the Company’s use of various logos and marks relating to the our Tag Reading Systems infringes trademark rights held by TAG Toys, constitutes a false designation of origin for its products, and constitutes unfair competition under federal and California laws. TAG Toys is seeking unspecified monetary damages, costs and attorneys’ fees, and injunctive relief. In December 2009, the Company filed our answer to TAG Toys’ complaint, denying the material allegations and asserting affirmative defenses. The Company has not accrued a liability for potential damages as it is unable to estimate the possible loss.

19.	Segment Reporting

The Company’s business is organized, operated and assessed in two geographic segments; United States and International.

Historically, LeapFrog organized, operated and assessed its business in three segments, U.S. Consumer, International and School. The School segment sold products tailored for the educational market directly to schools, teacher supply stores and through catalogs and websites aimed at educators, all in the United States. During 2008, we ceased marketing directly to the educational channel, reduced headcount and direct facilities expenses accordingly, and transferred responsibility for this sales channel to the former U.S. Consumer operating segment. Accordingly, in 2009, we have consolidated and reclassified the results of the former U.S. Consumer and School segments into the United States segment for the fiscal years ended December 31, 2009, 2008 and 2007.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The table below shows certain information by segment for the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,
	2009	2008	2007
Net sales:
United States	$306,472	$363,396	$338,856
International	73,362	95,663	103,415

Totals	$379,834	$459,059	$442,271

Income (Loss) from operations:
United States	$(18,506)	$(55,854)	$(100,922)
International	10,093	(4,350)	(1,409)

Totals	$(8,413)	$(60,204)	$(102,331)

Total assets:
United States	$251,221	$245,885	$309,547
International	54,774	60,188	60,259

Totals	$305,995	$306,073	$369,806

In 2009, 2008 and 2007, no countries other than the United States accounted for 10% or more of LeapFrog’s consolidated net sales. LeapFrog attributes sales to non-United States countries on the basis of sales billed by each of its foreign subsidiaries to its customers. For example, the Company attributes sales to the United Kingdom based on the sales billed by its United Kingdom-based foreign subsidiary, LeapFrog Toys (UK) Limited, to its customers. Additionally, the Company attributes sales to non-United States countries if the product is shipped from Asia or one of its leased warehouses in the United States to a distributor in a foreign country.

The table below shows the sales of products that constituted 10% or more of total net sales by segment for the years ended December 31, 2009, 2008 and 2007.

	2009		2008		2007
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
	(Dollars in millions)
SEGMENTS
United States:
Tag	$47.7	16%	$51.7	14%	$—	n/a
Leapster *	121.7	40%	151.6	42%	133.2	39%
All other	137.1	44%	160.1	44%	205.7	61%

Total	$306.5	100%	$363.4	100%	$338.9	100%

International:
Tag	$9.1	12%	$16.7	17%	$—	n/a
Leapster *	16.4	22%	27.4	29%	26.4	26%
All other	47.8	66%	51.6	54%	77.0	74%

Total	$73.3	100%	$95.7	100%	$103.4	100%

CONSOLIDATED LEAPFROG
Tag	$56.8	15%	$68.4	15%	$—	n/a
Leapster *	138.1	36%	179.0	39%	159.6	36%
All other	184.9	49%	211.7	46%	282.7	64%

Total net sales	$379.8	100%	$459.1	100%	$442.3	100%

*	Includes classic Leapster and Leapster 2 platforms, content and accessories and all Leapster TV and Leapster L-MAX product sales

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

20.	Selected Quarterly Financial Information—Unaudited

Unaudited selected financial information by quarter for the years ended December 31, 2009 and 2008 is presented below.

	For 2009 Quarters Ended				Full Year 2009
	March 31	June 30	September 30	December 31
	(All quarterly data unaudited)
Net sales	$29,879	$49,412	$111,906	$188,637	$379,834
Gross profit	8,086	18,741	47,787	83,393	158,007
Total operating expenses	34,978	36,969	38,717	55,756	166,420
Income (loss) from operations	(26,892)	(18,228)	9,070	27,637	(8,413)
Net income (loss)	$(27,121)	$(12,217)	$7,218	$29,432	$(2,688)
Net income (loss) per common share:
Basic and Diluted	$(0.43)	$(0.19)	$0.11	$0.47	$(0.04)
Market price range common stock:
High	$3.69	$3.33	$4.77	$4.45	$4.77
Low	$0.84	$1.28	$1.91	$2.88	$0.84

	For 2008 Quarters Ended				Full Year 2008 (1)
	March 31 (1)	June 30 (1)	September 30 (1)	December 31 (1)
Net sales	$58,274	$68,341	$194,626	$137,818	$459,059
Gross profit	21,131	26,887	85,326	48,141	181,485
Total operating expenses	49,749	49,243	56,009	86,688	241,689
Income (loss) from operations	(28,618)	(22,356)	29,317	(38,547)	(60,204)
Net income (loss)	$(27,431)	$(20,764)	$23,976	$(44,135)	$(68,354)
Net income (loss) per common share:
Basic	$(0.43)	$(0.32)	$0.38	$(0.70)	$(1.07)
Diluted	$(0.43)	$(0.32)	$0.38	$(0.70)	$(1.07)
Market price range common stock:
High	$7.75	$9.38	$10.63	$10.47	$10.63
Low	$4.95	$7.09	$7.51	$3.14	$3.14

(1)	Certain amounts have been revised for insignificant errors. Refer to Note 1, “Summary of Significant Accounting Policies” for additional information.

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

Based upon the controls evaluation, our CEO and CFO have concluded that our disclosure controls were effective as of December 31, 2009.

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

Management assessed our internal control over financial reporting as of December 31, 2009, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

Based on management’s assessment of our internal control over financial reporting, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited our internal control over financial reporting as of December 31, 2009, as stated in its attestation report appearing herein.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2010 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Form 10-K as our 2010 Proxy Statement, which we expect to file with the SEC no later than April 30, 2010.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing in our 2010 Proxy Statement under the following headings is incorporated herein by reference:

•	“Proposal One: Election of Directors,”

•	“Board of Directors and Corporate Governance—Committees of the Board”

•	“Section 16(a) Beneficial Ownership Reporting Compliance”

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

ITEM 11. EXECUTIVE COMPENSATION

The information appearing in our 2010 Proxy Statement under the following headings is incorporated herein by reference:

•	“Board of Directors and Corporate Governance—Compensation of Directors”

•

“Board of Directors and Corporate Governance—Committees of the Board—Compensation Committee—Compensation Committee Interlocks and Insider Participation” and “—Report of the Compensation Committee,” which report shall be deemed to be “furnished,” not “filed” with the SEC.

•	“Executive Compensation”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2010 Proxy Statement under the following headings is incorporated herein by reference:

•	“Security Ownership of Certain Beneficial Owners and Management”

Equity Compensation Plan Information

The following table shows certain information concerning our Class A common stock reserved for issuance in connection with our 2002 Equity Incentive Plan and our 2002 Non-Employee Directors’ Stock Award Plan as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,527,166	$3.97	4,692,414	(1)
Equity compensation plans not approved by security holders	—	—	—

TOTAL	8,527,166	$3.97	4,692,414

(1)	Includes 1,403,488 shares reserved for issuance under our 2002 Employee Stock Purchase Plan, 4,125,384 shares reserved for issuance under our 2002 Equity Incentive Plan, and 566,030 shares reserved for issuance under our 2002 Non-Employee Directors’ Stock Award Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in our 2010 Proxy Statement under the following headings is incorporated herein by reference:

•	“Transactions with Related Persons”

•	“Board of Directors and Corporate Governance—Independence of the Board of Directors”

•	“Board of Directors and Corporate Governance—Committees of the Board”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in our 2010 Proxy Statement under the heading “Proposal Two: Ratification of Selection of Independent Registered Public Accounting Firm—Independent Registered Public Accounting Firm Fee Information” and “Pre-Approval Procedures of Audit and Non-Audit Services by the Independent Registered Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

(1)	Financial Statements: The following are filed as a part of Item 8 of this Annual Report on Form 10-K:

(2)	Financial Statement Schedules: The following financial statement schedule is included as Appendix A of this Form 10-K:

Valuation and Qualifying Accounts and Allowances

(3)	The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAPFROG ENTERPRISES, INC

By:	/s/ William B. Chiasson
William B. Chiasson Chief Financial Officer and Principal Financial Officer

Date:	February 22, 2010

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

Signatures	Title	Date

/s/ JEFFREY G. KATZ Jeffrey G. Katz	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), and President	February 22, 2010

/s/ WILLIAM B. CHIASSON William B. Chiasson	Chief Financial Officer (Principal Financial Officer)	February 22, 2010

/s/ MARK A. ETNYRE Mark A. Etnyre	Vice President and Corporate Controller (Principal Accounting Officer)	February 22, 2010

/s/ THOMAS J. KALINSKE Thomas Kalinske	Vice Chairman and Director	February 22, 2010

/s/ PHILIP B. SIMON Philip B. Simon	Presiding Director	February 22, 2010

/s/ PAUL T. MARINELLI Paul T. Marinelli	Director	February 22, 2010

/s/ STANLEY E. MARON Stanley E. Maron	Director	February 22, 2010

/s/ E. STANTON MCKEE, JR. E. Stanton McKee, Jr.	Director	February 22, 2010

/s/ DAVID C. NAGEL David C. Nagel	Director	February 22, 2010

/s/ CADEN WANG Caden Wang	Director	February 22, 2010

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1	333-86898	3.03	7/22/2002

3.02	Amended and Restated Bylaws	8-K	001-31396	3.04	11/2/2007

4.01	Form of Specimen Class A Common Stock Certificate	10-K	001-31396	4.01	3/7/2006

4.02	Fourth Amended and Restated Stockholders Agreement, dated May 30, 2003, among LeapFrog and the investors named therein	10-Q	001-31396	4.02	8/12/2003

10.01	Form of Indemnification Agreement entered into by LeapFrog with certain of its directors and executive officers	10-Q	001-31396	10.01	5/4/2007

10.02	Net Lease, dated November 14, 2000, between Hollis Street Investors, LLC and LeapFrog, as amended	S-1	333-86898	10.02	4/24/2002

10.03	Sixth Amendment, dated March 22, 2006, to Net Lease, dated November 14, 2000, between Hollis Street Investors, LLC and LeapFrog	10-Q	001-31396	10.42	5/9/2006

10.04	Industrial Lease by and between SP Kaiser Gateway I, LLC and LeapFrog dated March 31, 2004	10-Q	001-31396	10.29	5/10/2004

10.05	Tax Sharing Agreement dated as of July 3, 2002, between Knowledge Universe, Inc. and LeapFrog	S-1	333-86898	10.2	7/5/2002

10.06	Credit Agreement between the financial institutions named therein, Banc of America Securities LLC, Bank of America, N.A. and LeapFrog Enterprises, Inc. as the Borrower dated as of November 8, 2005	10-Q	001-31396	10.38	11/9/2005

10.07*	Amended and Restated Employee Equity Participation Plan	S-1	333-86898	10.05	4/24/2002

10.08*	Amended and Restated 2002 Equity Incentive Plan	8-K	001-31396	10.1	8/31/2009

10.09*	Form of Stock Option Agreement under the 2002 Equity Incentive Plan	10-Q	001-31396	10.01	11/9/2007

10.10*	Form of Stock Bonus Agreement under the 2002 Equity Incentive Plan	10-Q	001-31396	10.32	11/9/2004

10.11*	Form of Restricted Stock Unit Award Agreement under the 2002 Equity Incentive Plan	10-Q	001-31396	10.02	11/9/2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
10.12*	Form of Performance Share Award Agreement under the 2002 Equity Incentive Plan	10-K	001-31396	10.4	3/7/2006

10.13*	Amended and Restated 2002 Non-Employee Directors Stock Award Plan	10-Q	001-31396	10.1	8/4/2009

10.14*	Form of Nonstatutory Stock Option Agreement under the 2002 Non-Employee Directors’ Stock Award Plan	S-1	333-86898	10.09	7/5/2002

10.15*	Compensation Arrangements between LeapFrog and its Board of Directors†					†

10.16*	Employment Agreement, dated July 3, 2006, between Thomas J. Kalinske and LeapFrog	8-K	001-31396	10.3	7/10/2006

10.17*	Amendment to Employment Agreement, dated December 31, 2006, between Thomas J. Kalinske and LeapFrog	8-K	001-31396	10.1	1/8/2007

10.18*	Executive Management Severance and Change in Control Benefit Plan	10-Q	001-31396	10.03	11/9/2007

10.19*	Certain Compensation Arrangements with Named Executive Officers††					††

10.20*	Employment Agreement, effective as of July 3, 2006, between Jeffrey G. Katz and LeapFrog	8-K	001-31396	10.1	7/10/2006

10.21*	Employment Agreement, effective as of November 11, 2004, between William B. Chiasson and LeapFrog	10-K	001-31396	10.33	3/29/2005

10.22*	Offer Letter, dated January 23, 2007, between Nancy G. MacIntyre and LeapFrog	10-K	001-31396	10.29	3/13/2008

10.23	Amendment No. 1 to the Credit Agreement dated as of May 15, 2008 among LeapFrog, the banks, financial institutions and other institutional lenders named therein and Bank of America, N.A.	8-K	001-31396	10.1	5/21/2008

10.24*	Stock Option Agreement between LeapFrog Enterprises, Inc. and Jeffrey G. Katz on June 9, 2008	8-K	001-31396	10.01	6/11/2008

10.25*	Release Agreement, dated December 12, 2008 between Martin A. Pidel and LeapFrog	10-K	001-31396	10.27	3/11/2009

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
10.26	Amended and Restated Loan and Security Agreement dated August 13, 2009 by and among LeapFrog, certain financial institutions (“Lenders”) and Bank of America, N.A., as agent for the Lenders.	10-Q	001-31396	10.02	11/3/2009

10.27	Technology License Agreement between LeapFrog and Anoto A.B., among other parties, dated January 25, 2004 ***					X

10.28	Amendment No. 1 to Technology License Agreement between LeapFrog and Anoto A.B., among other parties, dated December 7, 2004					X

10.29	Amendment No. 2 to Technology License Agreement between LeapFrog and Anoto A.B., among other parties, dated March 25, 2005 ***					X

10.30	Amendment No. 3 to Technology License Agreement between LeapFrog and Anoto A.B., among other parties, dated June 29, 2005 ***					X

10.31	Amendment No. 4 to Technology License Agreement between LeapFrog and Anoto A.B., among other parties, dated August 19, 2005 ***					X

10.32	Amendment No. 5 to Technology License Agreement between LeapFrog and Anoto A.B., among other parties, dated July 27, 2006 ***					X

21.01	List of Subsidiaries					X

23.01	Consent of Independent Registered Public Accounting Firm					X

24.01	Power of Attorney (see signature page to this Form 10-K)					X

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01**	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	Indicates management contract or compensatory plan or arrangement.
**	These certifications accompany LeapFrog’s Annual Report on Form 10-K; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of LeapFrog under the Securities Act of 1933, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
***	Confidential treatment is being sought with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.
†	Description contained under the heading “Compensation of Directors” in LeapFrog’s definitive proxy materials filed with the Securities and Exchange Commission on June 15, 2009 and in LeapFrog’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2009 incorporated herein by reference.
††	Descriptions contained in LeapFrog’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2009 incorporated herein by reference.

APPENDIX A

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES.

(In thousands)

	Years Ending December 31,
	2009	2008	2007
Allowance for doubtful accounts receivable, beginning of year	$3,872	$97	$785
Additions (reductions) charged (credited) to operations	(1,176)	5,045	(286)
Net deductions	(1,577)	(1,270)	(402)

Allowance for doubtful accounts receivable, end of year	$1,119	$3,872	$97

Allowance for promotional markdowns, beginning of year	$16,215	$9,904	$17,459
Additions charged to operations	16,043	20,027	8,092
Net deductions	(22,795)	(13,716)	(15,647)

Allowance for promotional markdowns, end of year	$9,463	$16,215	$9,904

Allowance for cooperative advertising, beginning of year	$6,455	$12,175	$13,917
Additions charged to operations	9,413	5,490	6,258
Net deductions	(10,337)	(11,210)	(8,000)

Allowance for cooperative advertising, end of year	$5,531	$6,455	$12,175

Allowance for defective products, beginning of year	$10,768	$8,583	$7,169
Additions charged to operations	5,256	10,825	11,534
Net deductions	(12,674)	(8,640)	(10,120)

Allowance for defective products, end of year	$3,350	$10,768	$8,583

Allowance for sales returns, beginning of year	$15,166	$7,030	$12,802
Additions charged to operations	7,608	15,798	5,824
Net deductions	(17,999)	(7,662)	(11,596)

Allowance for sales returns, end of year	$4,775	$15,166	$7,030

Allowance for chargebacks and price changes, beginning of year	$2,813	$2,166	$1,419
Additions charged to operations	989	3,450	2,946
Net deductions	(2,230)	(2,803)	(2,199)

Allowance for chargebacks and price changes, end of year	$1,572	$2,813	$2,166

Valuation allowance for deferred tax assets, beginning of year	$126,101	$101,491	$60,433
Additions charged to operations	7,691	25,188	47,310
Net deductions	(1,774)	(578)	(6,252)

Valuation allowance for deferred tax assets, end of year	$132,018	$126,101	$101,491

A-1