Form 10-Q
period 2010-03-31
LEAPFROG ENTERPRISES INC
filed 2010-05-04
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of April 30, 2010, 37,113,669 shares of Class A common stock, par value $0.0001 per share, and 27,140,794 shares of Class B common stock, par value $0.0001 per share, respectively, of the registrant were outstanding.

LEAPFROG ENTERPRISES, INC.

PART I.

FINANCIAL INFORMATION

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,		December 31,
	2010	2009	2009
ASSETS	(Unaudited)		(See Note 1)
Current assets:
Cash and cash equivalents	$86,146	$85,323	$61,612
Accounts receivable, net of allowances for doubtful accounts of $1,164, $1,119 and $1,884 respectively	40,170	5,598	147,378
Inventories	35,595	58,322	28,180
Prepaid expenses and other current assets	10,475	11,301	7,378
Deferred income taxes	2,112	3,076	2,066

Total current assets	174,498	163,620	246,614
Long-term investments	3,685	4,939	3,685
Deferred income taxes	1,295	482	1,263
Property and equipment, net	14,618	18,025	14,268
Capitalized product costs, net	15,734	16,250	14,917
Intangible assets, net	27,222	22,449	22,214
Other assets	2,370	2,106	3,034

Total assets	$239,422	$227,871	$305,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,851	$18,579	$58,263
Accrued liabilities and deferred revenue	23,734	27,934	39,821
Income taxes payable	262	22	242

Total current liabilities	51,847	46,535	98,326
Long-term deferred income taxes	13,095	22,662	12,745
Other long-term liabilities	2,232	3,686	2,231
Stockholders’ equity:
Class A Common Stock, par value $0.0001
Authorized - 139,500 shares; Issued and outstanding: 37,069, 36,674 and 36,894 respectively	4	4	4
Class B Common Stock, par value $0.0001
Authorized - 40,500 shares; Issued and outstanding: 27,141, 27,141 and 27,141 respectively	3	3	3
Treasury stock	(185)	(185)	(185)
Additional paid-in capital	383,008	367,696	380,040
Accumulated other comprehensive income (loss)	303	(2,912)	158
Accumulated deficit	(210,885)	(209,619)	(187,327)

Total stockholders’ equity	172,248	154,988	192,693

Total liabilities and stockholders’ equity	$239,422	$227,871	$305,995

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009

Net sales	$42,406	$29,879
Cost of sales	29,974	21,793

Gross profit	12,432	8,086

Operating expenses:
Selling, general and administrative	21,121	19,938
Research and development	8,596	9,973
Advertising	3,343	2,168
Depreciation and amortization	2,427	2,899

Total operating expenses	35,487	34,978

Loss from operations	(23,055)	(26,892)

Other income (expense):

Interest income	60	159
Interest expense	(3)	(25)
Other, net	(731)	(413)

Total other expense	(674)	(279)

Loss before income taxes	(23,729)	(27,171)
Benefit from income taxes	(171)	(50)

Net loss	$(23,558)	$(27,121)

Net loss per share:
Class A and B - basic and diluted	$(0.37)	$(0.43)

Weighted average shares used to calculate net loss per share:
Class A and B - basic and diluted	64,073	63,786

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating Activities:
Net loss	$(23,558)	$(27,121)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,340	5,232
Unrealized foreign exchange gain (loss)	150	(1,319)
Deferred income taxes	(80)	128
Stock-based compensation expense	2,458	3,004
Impairment of investment in auction rate securities	—	23
Allowance for doubtful accounts	231	(810)
Other changes in operating assets and liabilities:
Accounts receivable	107,008	85,130
Inventories	(7,361)	(2,456)
Prepaid expenses and other current assets	(3,078)	(479)
Other assets	758	104
Accounts payable	(30,440)	(35,448)
Accrued liabilities and deferred revenue	(16,117)	(16,662)
Long-term liabilities	354	124
Income taxes payable	20	(207)
Other	(176)	833

Net cash provided by operating activities	34,509	10,076

Investing activities:
Purchases of property and equipment	(2,440)	(1,300)
Capitalization of product costs	(2,716)	(2,230)
Purchase of intangible assets	(5,335)	—

Net cash used in investing activities	(10,491)	(3,530)

Financing activities:
Proceeds from stock option exercises and employee stock purchase plans	446	41
Net cash paid for payroll taxes on restricted stock unit releases	(29)	(6)

Net cash provided by financing activities	417	35

Effect of exchange rate changes on cash	99	(359)

Net change in cash and cash equivalents for the period	24,534	6,222
Cash and cash equivalents at beginning of period	61,612	79,101

Cash and cash equivalents at end of period	$86,146	$85,323

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

The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial information included herein should be read in conjunction with LeapFrog’s consolidated financial statements and related notes in the Company’s 2009 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on February 22, 2010 (the “2009 Form 10-K”).

The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 1 to the consolidated financial statements included in the Company’s 2009 Form 10-K.

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

2.	Fair Values of Financial Instruments and Investments

Fair value is defined by authoritative guidance as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

•

Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. The Company’s Level 1 assets consist of money market funds and certificates of deposit with original maturities of three months or less. These assets are considered highly liquid and are stated at cost, which approximates market value.

•

Level 2 includes financial instruments for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument. Such inputs could be quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transactions (less active markets), or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data, including market interest rate curves, referenced credit spreads and pre-payment rates. The Company’s Level 2 assets and liabilities consist of outstanding foreign exchange forward contracts used to hedge its exposure to certain foreign currencies, including the British Pound, Canadian Dollar, Euro, and Peso. The Company’s outstanding foreign exchange forward contracts, all with maturities of approximately one month, had notional values of $8,187, $13,277 and $9,482 at March 31, 2010, December 31, 2009 and March 31, 2009, respectively. The fair market values of these instruments as of the same periods were $(1), $160 and $(21), respectively. The fair value of these contracts was recorded in prepaid expenses and other current assets for all periods presented.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

•

Level 3 includes financial instruments for which fair value is derived from valuation techniques, including pricing models and discounted cash flow models, in which one or more significant inputs are unobservable, including the Company’s own assumptions. The Company’s Level 3 assets consist of investments in auction rate securities (ARS). Currently, there is no active market for these securities; therefore, they do not have readily determinable market values. The Company has engaged a third-party valuation firm to estimate the fair value of the ARS investments using a discounted cash flow approach, which was corroborated by a separate and comparable discounted cash flow analysis prepared internally. The assumptions used in preparing the discounted cash flow model are based on data available as of March 31, 2010 and include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. Given the current market environment, these assumptions are volatile and subject to change. Contractual maturity for the Company’s ARS investments ranges from 2025 to 2050.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, December 31, 2009 and March 31, 2009:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010:
Financial Assets:
Money market funds	$58,002	$58,002	$-	$-
Long-term investments	3,685	-	-	3,685

Total financial assets	$61,687	$58,002	$-	$3,685

Financial Liabilities:
Forward currency contracts	$1	$-	$1	$-

December 31, 2009:
Financial Assets:
Money market funds	$42,801	$42,801	$-	$-
Long-term investments	3,685	-	-	3,685
Forward currency contracts	160	-	160	-

Total financial assets	$46,646	$42,801	$160	$3,685

March 31, 2009:
Financial Assets:
Money market funds	$49,408	$49,408	$-	$-
Long-term investments	4,939	-	-	4,939

Total financial assets	$54,347	$49,408	$-	$4,939

Financial Liabilities:
Forward currency contracts	$21	$-	$21	$-

For the three months ended March 31, 2010, the Company did not incur any gains or losses on its ARS. As of both March 31, 2010 and December 31, 2009, accumulated losses associated with the Company’s ARS investments totaled $(9,326) and accumulated other comprehensive income from these investments totaled $435.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

3.	Inventories

Inventories consisted of the following as of March 31, 2010 and 2009, and December 31, 2009:

	March 31,		December 31,
	2010	2009	2009
Raw materials	$3,537	$5,830	$1,739
Work in process	-	3,448	-
Finished goods	32,058	49,044	26,441

Total	$35,595	$58,322	$28,180

As of September 30, 2009, the Company’s agreements with contract manufacturers were modified to provide that title and risk of loss pass to the Company upon delivery of finished goods. As a result, the Company no longer holds title to any work-in-process inventory. Related work-in-process inventory held by the contract manufacturers approximated $3,228 as of March 31, 2010.

4.	Intangible Assets, net

	March 31,		December 31,
	2010	2009	2009
Intellectual property, license agreements and other intangibles	$11,570	$6,000	$6,235
Less accumulated amortization	(3,897)	(3,100)	(3,570)

	$7,673	$2,900	$2,665
Goodwill	19,549	19,549	19,549

Intangible assets, net	$27,222	$22,449	$22,214

In February 2010, the Company acquired intangible assets related to the rights to use an application-specific integrated circuit technology included in its Tag and Tag Jr. Reading Systems for $5,335. The purchased intangible assets will be amortized on a straight-line basis over three years.

In 2005, the Company entered into a ten-year technology license agreement with a third party to develop and customize their technology for use in a Company platform and related products. The $6,000 license fee is included in intangible assets on the balance sheet and is being amortized on a straight-line basis over the life of the contract.

The estimated future amortization expense of the Company’s intangible assets other than goodwill as of March 31, 2010 is as follows:

Fiscal Year	Amount
2010	$1,872
2011	2,476
2012	2,378
2013	897
2014	50

Total	$7,673

The Company’s goodwill is related to its 1997 acquisition of substantially all the assets and business of its predecessor, LeapFrog RBT, and its 1998 acquisition of substantially all the assets of Explore Technologies and is allocated to the Company’s United States segment.

The Company most recently performed the annual test for impairment in December 2009 and concluded that its goodwill balance of $19,549 had not been impaired. At least quarterly, the Company considers the need to update its most recent annual impairment test based on management’s assessment of changes in its business, the economic environment and other factors occurring after the most recent annual evaluation. The most recent assessment was performed as of March 31, 2010 and, as of that date, management concluded that there were no impairment indicators as the assumptions used to base the year end assessment remained appropriate.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

5.	Income Taxes

The Company’s benefit from income taxes and effective income tax rates were $(171) and $(50), and 0.7% and 0.2%, respectively, for the three months ended March 31, 2010 and 2009, respectively. The calculation of the effective tax rates for all periods included a non-cash valuation allowance recorded against the Company’s domestic deferred tax assets. Deferred tax liabilities and other long-term tax liabilities of $13,095 are reported as long-term liabilities on the balance sheet.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits in the future could decrease by up to $226 over the course of the next twelve months due to reaching settlement on certain tax matters or expiring statutes of limitations, all of which would affect the Company’s effective tax rate.

6.	Stock-Based Compensation

The Company offers three types of stock-based compensation awards to its employees, directors and certain consultants: stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”). The awards can be used to purchase shares of the Company’s Class A common stock, are exercisable over a period not to exceed ten years, and are most commonly assigned four-year vesting periods

In general, the fair value of stock options with a service condition only is estimated at the date of the grant using a Black-Scholes option pricing model and related assumptions. The fair value of stock options with a market condition is estimated on the date of the grant using a Monte-Carlo simulation. The simulation generates a defined number of stock price paths to develop a reasonable estimate of future expected stock price ranges based on vesting requirements and the assumed exercise behavior of the grants. The model assumes options will be exercised uniformly over the remaining life if and when the vesting and market conditions are met. All other assumptions are consistent with option grants that vest solely upon a service condition. There were no stock options grants valued using a Monte-Carlo simulation during either the three months ended March 31, 2010 or 2009.

The table below summarizes award activity for the three months ended March 31, 2010:

	Stock Options	RSUs/ RSAs	Total Awards
Outstanding at December 31, 2009	8,003	521	8,524

Activity for three months ended March 31, 2010:
Grants	302	620	922
Stock option exercises/vesting RSUs	(137)	(41)	(178)
Retired or forfeited	(1,623)	(90)	(1,713)*

Total stock-based compensation awards outstanding at March 31, 2010	6,545	1,010	7,555

Total stock-based compensation awards available for grant at March 31, 2010			4,960

*	Amount includes 1,146 option shares and 30 RSUs forfeited by the former Chief Executive Officer in connection with his resignation as an officer and employee of the Company.

The table below summarizes stock-based compensation expense for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
SG&A:
Stock options	$1,842	$1,675
RSUs/RSAs	278	780

Total SG&A	2,120	2,455
R&D:
Stock options	239	180
RSUs/RSAs	99	369

Total R&D	338	549

Total stock-based compensation expense	$2,458	$3,004

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Stock-based compensation expense is calculated based on the fair value of each award on the grant date. In general, the fair value for stock option grants with only a service condition is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2010	2009
Expected term of option in years	6.25	5.84
Volatility rate	55%	45%
Risk-free interest rate	2.88	2.19
Dividend yield rate	0%	0%

7.	Derivative Financial Instruments

At March 31, 2010, December 31, 2009 and March 31, 2009, the Company had outstanding foreign exchange forward contracts with notional values of $8,187, $13,277 and $9,482, respectively. The gains and losses on these instruments are recorded in “other income (expense)” in the consolidated statements of operations. Gains and losses from foreign exchange forward contracts, net of gains and losses on the underlying transactions denominated in foreign currency, for the three months ended March 31, 2010 and 2009 are shown in the table below:

	Three Months Ended March 31,
	2010	2009
Gains on foreign currency forward contracts	$61	$365
Losses on underlying transactions denominated in foreign currency	(289)	(688)

Net losses	$(228)	$(323)

8.	Comprehensive Net Loss

Comprehensive net loss consists of net loss and gains and losses incurred from translating the foreign currency-denominated financial statements of the Company’s subsidiaries into U.S. dollars, as follows:

	Three Months Ended March 31,
	2010	2009
Net loss	$(23,558)	$(27,121)
Add (subtract):
Currency translation adjustments	146	(856)

Comprehensive net loss	$(23,412)	$(27,977)

9.	Net Loss per Share

For all periods presented, common share equivalents are excluded from the calculations of net loss per share, as their effect on net loss per share would be antidilutive. Outstanding weighted average common share equivalents of Class A shares excluded from the calculations were 795 and 124 for the three month periods ended March 31, 2010 and 2009, respectively.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The following table sets forth the computation of basic and diluted net loss per share for three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
(Numerator)
Net loss	$(23,558)	$(27,121)
(Denominator)
Weighted average shares outstanding during period:
Class A and B - basic and diluted	64,073	63,786
Net loss per share:
Class A and B - basic and diluted	$(0.37)	$(0.43)

10.	Borrowings Under Credit Agreements

On August 13, 2009, the Company, certain financial institutions and Bank of America, N.A., entered into an amended and restated loan and security agreement for a $75,000 asset-based revolving credit facility. The Company has granted a security interest in substantially all of our assets to the lenders as security for its obligations under the facility. The maturity date of the facility is August 13, 2012, at which time any borrowings under the facility must be repaid. Provided there is no default under the loan agreement and subject to availability of additional credit, the Company may elect, without the consent of any of the lenders, to increase the size of the credit facility under the loan agreement up to an aggregate of $150,000.

This credit facility superseded and replaced the Company’s previous $100,000 million credit facility dated November 8, 2005, which would have otherwise expired in November 2010 and was terminated as of August 13, 2009.

The borrowing availability varies according to the levels of our accounts receivable, inventory, and cash and investment securities deposited in secured accounts with the lenders. Subject to the level of this borrowing base, the Company may make and repay borrowings from time to time until the maturity of the facility. The interest rate is, at the Company’s election, Bank of America, N.A.’s prime rate (or base rate) or a LIBOR rate defined in the loan agreement, plus, in each case, an applicable margin. The applicable margin for a loan depends on the average daily availability for the most recent fiscal quarter and the type of loan. Availability under this agreement was $48,545 as of March 31, 2010.

The loan agreement contains customary events of default. If any event of default under the loan agreement occurs, the lenders may terminate their respective commitments, declare immediately due all borrowings under the facility and foreclose on the collateral. A cross-default provision applies if a default occurs on other indebtedness in excess of $5,000 million and the applicable grace period in respect of the indebtedness has expired, such that the lender of, or trustee for, the defaulted indebtedness has the right to accelerate. The Company is also required to maintain a ratio of EBITDA to fixed charges, as defined in the loan agreement, of at least 1.1 to 1.0 when the covenant is required to be tested. The ratio is measured only if certain borrowing-availability thresholds are not met.

The Company had no borrowings outstanding under this agreement as of March 31, 2010.

11.	Segment Reporting

The Company’s business is organized, operated and assessed in two geographic segments, United States and International. The Company attributes sales to non-United States countries on the basis of sales billed by each of its foreign subsidiaries their customers. Additionally, the Company attributes sales to non-United States countries if the product is shipped from Asia or one of its leased warehouses in the United States to a non-United States distributor. The Company charges all of its indirect operating expenses and general corporate overhead to the United States segment.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The table below shows certain information by segment for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Net sales:
United States	$32,654	$22,249
International	9,752	7,630

Totals	$42,406	$29,879

Loss from operations:
United States	$(21,892)	$(25,250)
International	(1,163)	(1,642)

Totals	$(23,055)	$(26,892)

For the periods presented, no country other than the United States accounted for 10% or more of the Company’s consolidated net sales.

12.	Contingencies

From time to time, in the normal course of business, the Company is party to various pending claims and lawsuits. In October 2009, TAG Toys, Inc. (“TTI”) filed a complaint against us in the United States District Court for the Central District of California, alleging that the Company’s use of its “Tag” marks and logos infringes trademark rights held by TTI, constitutes a false designation of origin for some of the Company’s products, and constitutes unfair competition under federal and state laws. On December 9, 2009, the Company filed its answer to TTI’s complaint, denying the material allegations and asserting affirmative defenses. In May 2010, the Company and TTI executed a written settlement agreement and release under which TTI released it from liability and agreed to dismiss the case with prejudice. Under the settlement agreement and release, the Company is not required to alter or modify its use of its Tag marks. For the period ended March 31, 2010, the Company accrued an amount related to the settlement that did not have a material impact on our financial position or results of operations.

13.	New Accounting Guidance

Recently Adopted Guidance

In February of 2010, the FASB issued Accounting Standards Update (ASU) 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” which provides amendments to Accounting Standards Codification (ASC) Topic 855, “Subsequent Events.” This guidance removes the requirement of disclosing the date through which subsequent events are evaluated and requires evaluation of subsequent events through the date that the financial statements are issued. Adoption of this guidance in the first quarter of 2010 did not impact our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report on Form 10-Q, including the sections entitled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors,” contains forward-looking statements, including statements regarding, the effects of global economic conditions on our business, our expectations for sales trends, margins, profitability, liquidity, expenses, inventory or cash balances, capital expenditures, cash flows, or other measures of financial performance in future periods, future products and services we may offer, anticipated competitive benefits of our strategy or of current or future products or services, and the effects of strategic actions on future financial performance. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, achievements or the timing of events to differ materially from those expressed or implied by such forward-looking statements. These risks and other factors include those listed under “Risk Factors” in Part II, Item 1A of this Form 10-Q and those found elsewhere in this Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or the timing of any events. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

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

Our Business

LeapFrog (“LeapFrog” or “we”), founded in 1995 and incorporated in 1997 in the State of Delaware, designs, develops and markets a family of innovative technology-based learning platforms and related proprietary content primarily for infants through age nine, both at home and in schools around the world. Our product portfolio consists of standalone learning toys, interactive reading systems, educational gaming systems, and software-based book and game content. LeapFrog has developed a number of learning platforms, including the Leapster Learning Game System and Tag and Tag Junior Reading Systems that support a broad library of software titles. These and other of our products are part of our proprietary online Learning Path, which provides parents with personalized learning feedback and children with richer interactive learning experiences. We have created more than 340 interactive software titles, covering subjects such as phonics, reading, writing, and math. Our products are available in four languages and are sold globally through retailers, distributors, directly to consumers via the leapfrog.com web-store, and directly to schools. Our mission at LeapFrog is to inspire children with a lifelong love of learning and reading and to empower parents with personalized tools that will help them advance their children’s learning progress.

We generate revenue from selling platform hardware, including our Tag and Tag Jr. Reading systems, our Leapster family educational gaming platforms, and a range of learning toys. We also generate revenue from the sale of a wide range of content for our platforms that we develop based on licensed characters or using LeapFrog-owned characters.

We introduced the LeapFrog Learning Path, a web-based service that helps parents track what their children are learning with our web-connected products, in the United States and Canada in 2008 and in early 2009 in the United Kingdom. Learning Path gives our consumers access to a variety of downloadable content and to online rewards programs that encourage learning. Learning Path also makes it easier for our consumers to “age up” with our products. Parents are able to “see the learning” and gain personalized insight into their child’s learning progress. Many of our products, including the Tag and Tag Junior reading system, the Leapster2 handheld gaming system, and My Pal Scout and My Pal Violet, are designed to connect to the Learning Path.

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

Notwithstanding the decline in sales for the first three quarters of 2009 compared to 2008, improved consumer demand during the fourth quarter of 2009 compared to the fourth quarter of 2008, combined with conservative ordering patterns by retailers, resulted in low retail inventory levels at the end of 2009. We believe that this had a positive effect on our sales to retailers in the first quarter of 2010, and that it will have a positive impact on our second quarter sales. However, despite some signs of modest economic recovery, we may still face significant risk associated with reduced consumer spending. Retailers continued to exhibit conservative ordering patterns through the first quarter of 2010, particularly in light of the relatively low retail inventory levels to start 2010. The potential business risk for us from macroeconomic conditions anticipated for the remainder of 2010 is discussed further in Part II. Item 1A.—Risk Factors— “Economic declines has have had a material adverse effect on our sales, and a slow recovery could prevent us from achieving our financial goals in 2010 and beyond,” “Retailer liquidity problems could harm our liquidity and financial results,” and “Our liquidity may be insufficient to meet the long-term or periodic needs of our business.”

We significantly reduced our cost structure to remain competitive in a historically severe economic environment in 2009. For example, during the second quarter of 2009, we sublet a portion of our headquarter facilities in Emeryville, California. During the fourth quarter of 2009, we consolidated the administrative operations of our subsidiaries in France and the United Kingdom. Further, throughout the year we continued to automate and simplify our operational processes, reduced staffing levels, and spent less on non-targeted advertising. In 2010 we expect continued operating expense leverage given our reduced cost structure.

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

Our strategic priorities for the remainder of 2010 and beyond are to invest in the core categories of interactive reading, educational gaming, learning toys and in LeapWorld our Learning Path. Our marketing will be aimed at increasing consumer sales in each of these lines, driving content sales to be a greater percentage of our overall sales, and catalyzing new growth in the children’s learning category. In 2009, we launched new connected products and content in our reading and gaming lines, and expanded our learning toy line. We expect continued momentum in 2010 with the launch of several new products and related content, including a mobile learning and play system called Leapster Explorer, and My First Leaptop, our second connected learning toy product after My Pals, Scout and Violet.

Consolidated Results of Operations

	Three Months Ended March 31,		% Change
	2010	2009	2010 vs 2009
(Dollars in millions)
Net sales	$42.4	$29.9	42%
Gross margin (1)	29%	27%	2 (2)
Operating expenses	35.5	35.0	1%
Loss from operations	(23.1)	(26.9)	14%
Net loss per share - basic and diluted	$(0.37)	$(0.43)	14%

(1)	Gross profit as a percentage of net sales
(2)	Percentage point change in gross margin

Net sales for the three months ended March 31, 2010 increased by 42% as compared to the same period of 2009 driven primarily by significantly lower retail inventory levels leading into the first quarter of 2010 as compared to 2009. In addition, the growth was driven by the momentum of products such as Tag Jr. and our Scout line of learning toys which were launched subsequent to the first quarter of 2009. Net sales for the three months ended March 31, 2010 included a three percentage point positive impact from changes in currency exchange rates.

Gross margin improved two percentage points year over year primarily due to higher sales relative to fixed costs for the first quarter of 2010 as compared to 2009, offset partially by a greater proportion of sales coming from products with lower margins.

Operating expenses for the three months ended March 31, 2010 increased by 1% from the same period of 2009, primarily due to higher advertising, bonus and bad debt expenses. These increases were partially offset by decreases in research and development expense and reductions in headcount resulting in lower overall employee related expenses. Total full-time employees declined by 70, or 12%, from March 31, 2009 to March 31, 2010.

Loss from operations and basic and diluted net loss per share both improved 14% driven by the strong net sales increase for the three months ended March 31, 2009 as compared to the same period of 2009.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related employee benefits, including stock-based compensation expense and other headcount-related expenses associated with executive management, finance, IT, facilities, human resources, other administrative headcount, legal and other professional fees, indirect selling expenses, marketing expenses, systems costs, rent, office equipment and supplies.

	Three Months Ended March 31,		% Change
(Dollars in millions)	2010	2009	2010 vs 2009

SG&A expenses	$21.1	$19.9	6%
As a percent of net sales	50%	67%	-17(1)
(1)	Percentage point change

SG&A expenses for the three months ended March 31, 2010 increased 6% as compared to the same period of 2009, primarily driven by increases in bonus, bad debt, and legal expenses. Bad debt expenses for the three months ended March 31, 2009 benefitted from the reversal of a portion of the prior year-end accrual. Legal expenses increased due to the settlement of trademark infringement claim. These increases were partially offset by reductions in headcount resulting in lower overall employee related expenses. Total fulltime SG&A employees declined by 45, or 14%, from March 31, 2009 to March 31, 2010.

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

	Three Months Ended March 31,		% Change
(Dollars in millions)	2010	2009	2010 vs 2009

R&D expenses	$8.6	$10.0	-14%
As a percent of net sales	20%	33%	-13(1)
(1)	Percentage point change

R&D expenses for the three months ended March 31, 2010 declined 14% as compared to the same period in 2009. The decrease was driven primarily by reductions in headcount resulting in lower overall employee related expenses. Total fulltime R&D employees declined by 10% from March 31, 2009 to March 31, 2010.

Advertising Expenses

Advertising expenses consist of costs associated with marketing, advertising and promoting our products, including customer-related discounts and promotional allowances.

	Three Months Ended March 31,		% Change
(Dollars in millions)	2010	2009	2010 vs 2009

Advertising expense	$3.3	$2.2	50%
As a percent of net sales	8%	7%	1(1)
(1)	Percentage point change

Advertising expense for the three months ended March 31, 2010 increased 50% compared to the same period in 2009, though remained consistent as a percentage of net sales. The year over year increase was primarily driven by increased on-line advertising spend focused on raising product awareness.

Other Income (Expense)

The components of other income (expense) were as follows:

	Three Months Ended March 31,		% Change
(Dollars in millions)	2010	2009	2010 vs 2009
Interest income	$0.1	$0.1	0%
Other, net	(0.7)	(0.4)	-75%

Total other expense	$(0.6)	$(0.3)	-100%

Other expense increased for the three months ended March 31, 2010 as compared to the same period of 2009, resulting primarily from an increase in amortization of fees related to the amended asset-based revolving credit facility entered into on August 13, 2009.

Income Taxes

Our benefit from income taxes and our effective tax rates were $(0.2) million and $(0.05) million, and 0.7% and 0.2% for the three months ended March 31, 2010 and 2009 respectively. Our pretax losses were $23.7 million and $27.2 million for the same periods, respectively. Calculation of the effective tax rates for all periods included a non-cash valuation allowance recorded against our domestic deferred tax assets.

The tax benefit for 2010 and 2009 was primarily attributable to our foreign operations.

Results of Operations by Segment

We organize, operate and assess our business in two primary operating segments: United States and International. This presentation is consistent with how our chief operating decision maker reviews performance, allocates resources and manages the business.

Certain corporate-level operating expenses associated with sales, marketing, product support, human resources, legal, finance, information technology, corporate development, procurement activities, research and development, legal settlements and other corporate costs are charged entirely to our U.S. segment, rather than being allocated between the U.S. and International segments. All related prior period financial data has been recast to conform to the current presentation.

United States Segment

The U.S. Segment includes net sales and related expenses directly associated with selling our products to national and regional mass-market and specialty retailers, other retail stores and distributors, school-related distributors and resellers, and online store and other Internet-based channels.

	Three Months Ended March 31,		% Change
(Dollars in millions)	2010	2009	2010 vs 2009
Net sales	$32.7	$22.3	47%
Gross margin(1)	29%	27%	2	(2)
Operating expenses	31.4	31.2	1%
Loss from operations	$(21.9)	$(25.3)	13%
(1)	Gross profit as a percentage of net sales
(2)	Percentage point change in gross margin

Net sales for the three months ended March 31, 2010 increased by 47% as compared to the same period of 2009 driven primarily by significantly lower retail inventory levels leading into the first quarter of 2010 as compared to 2009. In addition, the growth was driven by the momentum of products such as Tag Jr. and our Scout line of learning toys which were launched subsequent to the first quarter of 2009.

Gross margin improved two percentage points year over year primarily due to higher sales relative to fixed costs for the first quarter of 2010 as compared to 2009, offset partially by a higher mix of products with lower margins.

Operating expenses for the three months ended March 31, 2010 increased 1% from the same period of 2009, primarily due to higher advertising, bonus and bad debt expenses. These increases were partially offset by decreases in research and development expense and reductions in headcount resulting in lower overall employee related expenses. Total U.S. based fulltime employees declined by 65, or 12%, from March 31, 2009 to March 31, 2010.

Loss from operations improved 13% driven primarily by the strong net sales increase for the three months ended March 31, 2010 as compared to the same period of 2009.

International Segment

The International segment includes the net sales and related expenses directly associated with selling our products to national and regional mass-market and specialty retailers and other outlets through the our offices in the United Kingdom, France, Canada and Mexico as well as through distributors in markets such as Spain, Germany and Australia.

	Three Months Ended March 31,		% Change
(Dollars in millions)	2010	2009	2010 vs 2009

Net sales	$9.7	$7.6	28%
Gross margin (1)	30%	27%	3 (2)
Operating expenses	4.1	3.8	8%
Loss from operations	$(1.2)	$(1.6)	25%

(1)	Gross profit as a percentage of net sales
(2)	Percentage point change in gross margin

Net sales for the three months ended March 31, 2010 increased by 28% as compared to the same period of 2009, including a positive impact of 13 percentage points for the 2010 quarter based on changes in currency exchange rates. The remaining increase was driven primarily by significantly lower retail inventory levels leading into the first quarter of 2010 as compared to 2009. In addition, the growth was driven by the momentum of products such as Tag Jr. and our Scout line of learning toys which were launched subsequent to the first quarter of 2009.

Gross margin improved three percentage points year over year primarily due to higher sales relative to fixed costs for the first quarter of 2010 as compared to 2009, offset partially by a higher mix of products with lower margins.

Operating expenses for the three months ended March 31, 2010 increased 8% from the same period of 2009, primarily due to higher advertising, bonus and bad debt expenses. These increases were partially offset by decreases in research and development expense and reductions in headcount resulting in lower overall employee related expenses. Total fulltime international employees declined by 5, or 9%, from March 31, 2009 to March 31, 2010.

Loss from operations improved 25% driven by the strong net sales increase for the three months ended March 31, 2009 as compared to the same period of 2009.

Financial Condition

Cash and cash equivalents totaled $86.1 million and $85.3 million at March 31, 2010 and 2009, respectively. In line with our investment policy, all cash equivalents were invested in money market funds that held only high-grade United States government obligations at March 31, 2010.

As of March 31, 2010, we held $3.7 million, stated at fair value, in long-term investments in auction rate securities. Due to the illiquidity of these investments, we have not included and do not intend, for the foreseeable future, to include them as potential sources of liquidity in our future cash flow projections. Thus, we do not anticipate that future declines in value, if any, will have an adverse impact on our future ability to support operations and meet our obligations as they come due.

As of September 30, 2009, our agreements with contract manufacturers were modified to provide that title and risk of loss transfer to us upon delivery of finished goods. Because we no longer hold title to any work-in-progress inventory, our overall inventory balance is, and will continue to be, lower than it would have been had we not modified our agreements.

We have an asset-backed revolving credit facility, which is discussed in more detail below, with a potential borrowing availability of $75.0 million. There were no borrowings outstanding on this line of credit at March 31, 2010.

Our accumulated deficit of $210.9 million at March 31, 2010 is not expected to have an impact our future ability to operate, given our anticipated cash flows from operations, our strong cash position and the availability of our credit facility.

Future capital expenditures are primarily planned for new product development and purchases related to the upgrading of our information technology capabilities. We expect that capital expenditures for the remainder of 2010, including those for capitalized content and website development costs, will be funded with cash flows generated by operations and will be considerably lower than in 2009. Capital expenditures were $10.5 million, including a $5.4 million purchase of intangible assets, and $3.5 million for the three months ended March 31, 2010 and 2009, respectively.

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

Liquidity and Capital Resources

Capital Resources

Our principal sources of capital include cash flows from operations and a credit facility as described below.

On August 13, 2009, we, certain financial institutions and Bank of America, N.A., entered into an amended and restated loan and security agreement for a $75.0 million asset-based revolving credit facility. We have granted a security interest in substantially all of our assets to the lenders as security for our obligations under the facility. The maturity date of the facility is August 13, 2012, at which time any borrowings under the facility must be repaid. Provided there is no default under the loan agreement and subject to availability of additional credit, we may elect, without the consent of any of the lenders, to increase the size of the credit facility under the loan agreement up to an aggregate of $150.0 million.

This credit facility superseded and replaced our previous $100.0 million credit facility, dated November 8, 2005, which would have otherwise expired in November 2010 and was terminated as of August 13, 2009 in connection with signing of the amended and restated loan and security agreement.

The borrowing availability varies according to the levels of our accounts receivable, inventory, and cash and investment securities deposited in secured accounts with the lenders. Subject to the level of this borrowing base, we may make and repay borrowings from time to time until the maturity of the facility. The interest rate is, at our election, Bank of America, N.A.’s prime rate (or base rate) or a LIBOR rate defined in the loan agreement, plus, in each case, an applicable margin. The applicable margin for a loan depends on the average daily availability for the most recent fiscal quarter and the type of loan.

The loan agreement contains customary events of default. If any event of default under the loan agreement occurs, the lenders may terminate their respective commitments, declare immediately due all borrowings under the facility and foreclose on the collateral. A cross-default provision applies if a default occurs on other indebtedness in excess of $5.0 million and the applicable grace period in respect of the indebtedness has expired, such that the lender of, or trustee for, the defaulted indebtedness has the right to accelerate. We are also required to maintain a ratio of EBITDA to fixed charges, as defined in the loan agreement, of at least 1.1 to 1.0 when the covenant is required to be tested. The ratio is measured only if certain borrowing-availability thresholds are not met.

We had no borrowings outstanding under this agreement as of March 31, 2010.

Cash Sources and Uses

The table below shows our sources and uses of cash for the three months ended March 31, 2010 as compared to the same period in 2009.

	Three Months Ended March 31,		% Change

(Dollars in millions)	2010	2009	2010 vs 2009

Cash flows provided by (used in):
Operating activities	$34.5	$10.1	242%
Investing activities	(10.5)	(3.5)	-200%
Financing activities	0.4	—	100%
Effect of exchange rate fluctuations on cash	0.1	(0.4)	125%

Increase in cash and cash equivalents	$24.5	$6.2	295%

Cash flow provided by operations for the three months ended March 31, 2010 increased by $24.4 million or 242%, primarily due to improved sales in the fourth quarter of 2009 compared to the fourth quarter of 2008 and associated accounts receivable collections in the first quarter of 2010 compared to the first quarter of 2009. This increase was partially offset by greater inventory purchases in anticipation of increased retailer inventory orders based on significantly lower retail inventory balances as of December 31, 2009 compared to December 31, 2008.

Net cash used in investing activities increased by $7.0 million or 200% for the three months ended March 31, 2010 as compared to the same period in 2009, primarily due to a $5.3 million purchase of intangible assets related to the technology for our Tag reading system.

Seasonal Patterns of Cash Provided By or Used in Operations

Generally, our cash flow from operations tends to be highest in the first quarter of the year when we collect the majority of our accounts receivable booked in the fourth quarter of the prior year. Cash flow used in operations tends to be highest in our third quarter, as collections from prior accounts receivables taper off and we invest heavily in inventory in preparation for the fourth quarter holiday season. Cash flow generally turns positive again in the fourth quarter as we start to collect on the current holiday season accounts receivables. As occurred in 2008 and 2009, however, these seasonal patterns may vary depending upon general economic conditions and other factors.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We included in our Annual Report on Form 10-K for the year ended December 31, 2009 a discussion of our critical accounting policies that are most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We have made no material changes to any of our critical accounting policies through March 31, 2010.

Recently Adopted Guidance

In February of 2010, the FASB issued Accounting Standards Update (ASU) 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” which provides amendments to Accounting Standards Codification (ASC) Topic 855, “Subsequent Events.” This guidance removes the requirement of disclosing that date through which subsequent events are evaluated and requires evaluation of subsequent events through the date that the financial statements are issued. Adoption of this guidance in the first quarter of 2010 did not impact our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and market our products primarily in North America and, to a lesser extent, in Europe and the rest of the world. We are billed by and pay our third-party manufacturers in U.S. dollars (“USD”). Sales to our international customers are transacted primarily in the country’s local currency. As a result, our financial results could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements but the program does not always eliminate our exposure to movements of currency exchange rates. Our net hedging activities for the three month periods ended March 31, 2010 and 2009 are summarized in the table below:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Gains on foreign currency forward contracts	$61	$365
Losses on underlying transactions denominated in foreign currency	(289)	(688)

Net losses	$(228)	$(323)

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts outstanding as of March 31, 2010 follows:

	As of March 31, 2010
	Average Forward Exchange Rate per $1	Notional Amount in Local Currency *	Fair Value of Instruments in USD **
Currencies:
British Pound (USD/GBP)	1.518	2,587	$5
Euro (USD/Euro)	1.351	1,565	21
Canadian Dollar (C$/USD)	1.015	999	11
Mexican Peso (MXP/USD)	12.358	14,824	(38)

Total fair value of instruments in USD			$(1)

*	In thousands of local currency
**	In thousands of USD

Cash equivalents, and short-term and long-term investments are presented at fair value on our balance sheet. We invest our excess cash in accordance with our investment policy. At March 31, 2010, and 2009 and December 31, 2009, our excess cash was invested only in money market funds. Any adverse changes in interest rates or securities prices may decrease the value of our investments and operating results.

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

Based upon the controls evaluation, our CEO and CFO have concluded that our disclosure controls were effective as of March 31, 2010.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, in the normal course of business, we are party to various pending claims and lawsuits. In October 2009, TAG Toys, Inc. (“TTI”) filed a complaint against us in the United States District Court for the Central District of California, alleging that our use of our “Tag” marks and logos infringes trademark rights held by TTI, constitutes a false designation of origin for some of our products, and constitutes unfair competition under federal and state laws. On December 9, 2009, we filed our answer to TTI’s complaint, denying the material allegations and asserting affirmative defenses. In May 2010, we and TTI executed a written settlement agreement and release under which TTI released us from liability and agreed to dismiss the case with prejudice. Under the settlement agreement and release, we are not required to alter or modify our use of our Tag marks.

In May 2010, Intuit Educational Ventures LLC (“IEV”) filed a complaint against us in the United States District Court for the Eastern District of Texas, alleging that our Tag and Tag Jr. products infringe a patent owned by IEV. IEV is seeking unspecified monetary damages and injunctive relief. We are evaluating IEV’s claim and intend to defend ourselves vigorously.

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

We continually introduce new variations on our gaming and reading platforms and new learning toy products. We cannot be sure that any new products or services will be widely accepted and purchased by consumers or to what extent demand for our preexisting products will continue. Some of the key products launched recent years have a high price point compared to other children’s products. Consumers may be especially resistant in the current uncertain economic climate to purchasing higher-priced products and may elect to defer or omit these discretionary purchases. This could limit or delay sales of our new products and services and create pressure to lower our prices.

Our business depends on three retailers that together accounted for the vast majority of the United States segment’s gross sales for the year, and our dependence upon a small group of retailers may increase.

Our top three retailers in 2009 were Wal-Mart, Toys “R” Us and Target, which continue to account for the vast majority of our total customer billings for the year to date. Sales invoiced to these three retailers, in the aggregate accounted for approximately 57% and 60% of the United States segment’s gross sales (total customer billings) in 2009 and 2008, respectively. For the foreseeable future, we expect to continue to rely on a small number of large retailers for the bulk of our sales and expect that our sales to these retailers may increase as a percentage of our total sales.

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

Our efforts to build a marketing and sales model that relies more on linking directly to consumers through the Internet remains in its early stages and we cannot be sure whether we will realize our expected return on investment. Many of our current and planned key products, such as the Tag reading system, Leapster2 and its successors, and some of recent learning toys, are built as web-enabled products designed to be connected to a computer that has Internet access in order to access content and features. As we focus on web-enabled products and consumer relationship management, any resistance by parents to buying children’s products requiring installation of software and connecting the product to a computer could have a more pronounced effect on our business. Also, launch or adoption of web-enabled products may be limited in regions where broadband Internet access is not widespread, such as in some international markets. If parents fail to sign up for the Learning Path or to use it at the rates we expect, or choose not to permit us to send them marketing e-mail, or if our web efforts prove ineffective at generating repeat customers, our investment in building, maintaining and improving our web-based services may not yield the return on our investment that we anticipate. See also “System failures in our web-based services or store could harm our business.”

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

To drive sales in 2009, we provided more pricing reductions, promotional incentives and other concessions in our sales terms in 2009 than we have in the past and may need to continue offering such concessions for the remainder of 2010 to drive sales. Consumers may have become used to paying lower prices for some of our products and efforts to restore normal pricing may hamper sales. Continuing weak economic conditions in the United States or abroad as a result of the current global economic downturn, lower consumer spending (especially discretionary items), lower consumer confidence, continued high or higher levels of unemployment, higher inflation or even deflation, higher commodity prices, such as the price of oil, political conditions, natural disaster, labor strikes or other factors could negatively impact our sales or ability to achieve profitability in 2010, or beyond.

Our business is seasonal, and our annual operating results depend, in large part, on sales relating to the brief holiday season.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, causing a substantial majority of our sales to retailers to occur during the third and fourth quarters. Even if we achieve a profit in future years, we expect for the foreseeable future that we will incur losses in the first and second quarters of such years. Approximately 79% and 72% of our total net sales occurred during the second half of the year during 2009 and 2008, respectively. The percentage of total sales in the second half of the year may increase as retailers become more efficient in their control of inventory levels through just-in-time inventory management systems, particularly as they remain cautious about over-ordering products prior to the holiday season. Generally, retailers time their orders so that suppliers will fill the orders closer to the time of purchase by consumers, thereby reducing their need to maintain larger on-hand inventories throughout the year to meet demand. If a decline in the economy, or other factors, lead to a decline of sales in the third or fourth quarter in particular, it can have a disproportionate negative impact on our results for the year. In addition, soft consumer sales in the holiday season can lead to ongoing weakness in sales to retailers well into the following year. For example, following the dramatic decline in our net sales in the fourth quarter of 2008, net sales for our first, second and third quarters of 2009 declined by 49%, 28% and 43% respectively, compared to the corresponding periods of 2008. Failure to predict accurately and respond appropriately to retailer and consumer demand on a timely basis to meet seasonal fluctuations, or any disruption of consumer buying habits during this key period, such as may result from the current economic crisis, would harm our business and operating results.

The unexpected loss of one or more members of our executive management team or other key employees could adversely affect our business.

We recently changed our CEO and CFO, with our former CEO becoming our Executive Chairman, our former CFO becoming CEO, and our former Corporate Controller becoming CFO. Transition associated with such changes may require significant management attention and consume time and resources, potentially having an adverse effect on our business. Furthermore, we cannot make any assurances that we will retain our management and other key employees for the period necessary for us to return to significant profitability. Competition for high caliber personnel is strong in our area and industry, and the ability to retain key employees during a revitalization effort can be difficult. The unexpected future loss of services of members of our executive management team or other key employees could have an adverse effect on our business. If we are unable to retain key personnel, then it may be difficult for us to maintain a competitive position within our industry or implement our strategic priorities.

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

If our suppliers are unable to meet our demand for our components and raw materials and if we are unable to obtain an alternative source or if the price available from our current suppliers or an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products would be seriously harmed and our operating results would suffer. In addition, as we do not have long-term agreements with our major suppliers and cannot guarantee their stability, they may stop manufacturing our components at any time, with little or no notice. For example, in 2009, we learned that one of our sole-source suppliers of ASICs for one of our gaming platforms was winding down its operations, which required us to negotiate a license for the technology used in the chip and arrange to purchase it directly from the semiconductor fabrication plant. Also, in 2010, a sole-source supplier of an ASIC for one of our reading systems informed us that it was having financial difficulties, which required us to negotiate the purchase of certain intangible assets from the supplier in order to continue production of the ASIC. We may not always be successful in negotiating rights to technologies or products that threaten to become unavailable or the rights may be available only at a cost that is prohibitive. In addition, if we are required to use alternative sources, we may be required to redesign some aspects of the affected products, which may involve delays and additional expense. If there are any significant interruptions in the supply of components, we may be unable to manufacture sufficient quantities of our finished products or we may be unable to manufacture them at targeted cost levels, and our business and operating results could be harmed.

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

We outsource substantially all of our finished goods assembly using several Asian manufacturers, most of which manufacture our products at facilities in the Guangdong province in the southeastern region of China. We depend on these manufacturers to produce sufficient volumes of our finished products in a timely fashion, at satisfactory quality and cost levels and in accordance with our and our customers’ terms of engagement. We believe the recent economic downtown has caused manufacturers to scale back their output capacity to match demand. Accordingly, if we determine that we need order larger quantities of our products to meet customer demand, we may encounter delays and shortfalls in shipments based on manufacturer capacity issues. Such delays could have a particularly large impact on our business to the extent that retailers attempt to manage their inventory levels by delaying orders, which may lead to shorter lead times to match changes in consumer demand. If our manufacturers fail to produce quality finished products on time, at expected cost targets and in sufficient quantities, or if any of our products are found to be tainted or otherwise raise health or safety concerns, our reputation and operating results would suffer.

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

If retailers encounter liquidity problems due to weak sales or their inability to raise sufficient capital because of credit constraints, we may not be able to collect the accounts receivable we generate based on the orders we fulfill. In 2008 and 2009, some retailers did not pay us in a timely manner and others indicated that they would be unable to pay any vendors. In addition, there were a number of bankruptcies among prominent retailers. Where retailers file for bankruptcy protection, we are likely to collect less money than we are owed, and may collect nothing, particularly when the retailer had significant secured debt ahead of our claims. If any of our retailers suspend or reduce payments to us or file for bankruptcy protection, the resulting bad debt expense we would incur would have an adverse effect on our results of operations. In our balance sheet as of March 31, 2010, our accounts receivable balance was reduced by an estimated allowance for doubtful accounts of $1.2 million, which could increase if retailers continue to struggle or more bankruptcies were filed. In addition to collection risk, we may decide not to accept orders from troubled retailers, which would further reduce sales.

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

Our intangible assets include the excess purchase price over the cost of net assets acquired, or goodwill, capitalized website development costs, patents, trademarks and licenses. Goodwill arose from our September 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, and our acquisition of substantially all the assets of Explore Technologies in July 1998. Total intangible assets are fully allocated to our United States business segment. Goodwill and other intangibles with indefinite lives are tested for impairment at least annually. In determining the existence of impairment, we consider changes in our strategy and in market conditions, which could result in adjustments to our recorded asset balances. Specifically, we might be required to record impairment charges if the carrying values of our intangible assets exceeded their estimated fair values. Such impairment recognition would decrease the carrying value of intangible assets and increase our net loss. At March 31, 2009, intangible assets, net, totaled $27.2 million, of which $19.5 million was attributable to goodwill.

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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith

3.01		Amended and Restated Certificate of Incorporation.	S-1	333-86898	3.03	7/22/2002

3.02		Amended and Restated Bylaws.	8-K	001-31396	3.04	11/2/2007

4.01		Form of Specimen Class A Common Stock Certificate.	10-K	001-31396	4.01	3/7/2006

4.02		Fourth Amended and Restated Stockholders Agreement, dated May 30, 2004, among LeapFrog and the investors named therein.	10-Q	001-31396	4.02	8/12/2003

10.01	*	Release Agreement dated January 31, 2010 between Peter M. O. Wong and LeapFrog					X

10.02	*	Release Agreement dated February 5, 2010 between Nancy G. MacIntyre and LeapFrog					X

10.03	*	Employment Resignation and Transition Agreement dated February 24, 2010 between Jeffrey G. Katz and LeapFrog					X

10.04	*	Employment Agreement dated March 1, 2010 between William B. Chiasson and LeapFrog					X

10.05	*	Amendment to Executive Management Severance and Change in Control Benefit Plan dated March 30, 2010 between Michael J. Dodd and LeapFrog					X

10.06	*	Amendment to Executive Management Severance and Change in Control Benefit Plan dated March 30, 2010 between Michael Y. Chai and LeapFrog					X

10.07	*	Compensation Arrangements between LeapFrog and its Board of Directors		001-31396			†

10.08	*	Certain Compensation Arrangements with Named Executive Officers		001-31396			††

31.01		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	**	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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

† Description contained under the heading “Compensation of Directors” in LeapFrog’s definitive proxy materials filed with the Securities and Exchange Commission on April 21, 2010 incorporated herein by reference.

†† Descriptions contained under the heading “Compensation Actions” in LeapFrog’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2010 and under the heading “Potential Payments Upon Termination or Change in Control—Nancy G. MacIntyre and Peter M. O. Wong” in LeapFrog’s definitive proxy materials filed with the Securities and Exchange Commission on April 21, 2010 incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc.
(Registrant)

/s/ William B. Chiasson
William B. Chiasson
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 4, 2010

/s/ Mark A. Etnyre
Mark A. Etnyre
Chief Financial Officer
(Principal Financial Officer)

Date: May 4, 2010

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith

3.01	Amended and Restated Certificate of Incorporation.	S-1	333-86898	3.03	7/22/2002

3.02	Amended and Restated Bylaws.	8-K	001-31396	3.04	11/2/2007

4.01	Form of Specimen Class A Common Stock Certificate.	10-K	001-31396	4.01	3/7/2006

4.02	Fourth Amended and Restated Stockholders Agreement, dated May 30, 2004, among LeapFrog and the investors named therein.	10-Q	001-31396	4.02	8/12/2003

10.01*	Release Agreement dated January 31, 2010 between Peter M. O. Wong and LeapFrog					X

10.02*	Release Agreement dated February 5, 2010 between Nancy G. MacIntyre and LeapFrog					X

10.03*	Employment Resignation and Transition Agreement dated February 24, 2010 between Jeffrey G. Katz and LeapFrog					X

10.04*	Employment Agreement dated March 1, 2010 between William B. Chiasson and LeapFrog					X

10.05*	Amendment to Executive Management Severance and Change in Control Benefit Plan dated March 30, 2010 between Michael J. Dodd and LeapFrog					X

10.06*	Amendment to Executive Management Severance and Change in Control Benefit Plan dated March 30, 2010 between Michael Y. Chai and LeapFrog					X

10.07*	Compensation Arrangements between LeapFrog and its Board of Directors		001-31396			†

10.08*	Certain Compensation Arrangements with Named Executive Officers		001-31396			††

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01**	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	Indicates management contract or compensatory plan or arrangement.
**	These certifications accompany LeapFrog’s Quarterly Report on Form 10-Q; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of LeapFrog under the Securities Act of 1933, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
†	Description contained under the heading “Compensation of Directors” in LeapFrog’s definitive proxy materials filed with the Securities and Exchange Commission on April 21, 2010 incorporated herein by reference.
††	Descriptions contained under the heading “Compensation Actions” in LeapFrog’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2010 and under the heading “Potential Payments Upon Termination or Change in Control—Nancy G. MacIntyre and Peter M. O. Wong” in LeapFrog’s definitive proxy materials filed with the Securities and Exchange Commission on April 21, 2010 incorporated herein by reference.