Form 10-Q
period 2010-06-30
LEAPFROG ENTERPRISES INC
filed 2010-07-28
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-31396

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

As of July 23, 2010, 37,245,656 shares of Class A common stock, par value $0.0001 per share, and 27,140,794 shares of Class B common stock, par value $0.0001 per share, respectively, of the registrant were outstanding.

LEAPFROG ENTERPRISES, INC.

PART I.

FINANCIAL INFORMATION

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,		December 31,
	2010	2009	2009
ASSETS	(Unaudited)		(See Note 1)
Current assets:
Cash and cash equivalents	$55,662	$52,833	$61,612
Accounts receivable, net of allowances for doubtful accounts of $908, $1,302 and $1,119, respectively	57,479	33,087	147,378
Inventories	46,330	64,355	28,180
Prepaid expenses and other current assets	10,185	10,730	7,378
Deferred income taxes	2,028	3,065	2,066

Total current assets	171,684	164,070	246,614
Long-term investments	3,685	5,473	3,685
Deferred income taxes	1,240	495	1,263
Property and equipment, net	14,293	16,484	14,268
Capitalized product costs, net	14,864	15,301	14,917
Intangible assets, net	26,450	22,307	22,214
Other assets	2,118	2,034	3,034

Total assets	$234,334	$226,164	$305,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,048	$31,931	$58,263
Accrued liabilities	21,152	26,368	39,821
Income taxes payable	539	104	242

Total current liabilities	59,739	58,403	98,326
Long-term deferred income taxes	12,794	14,686	12,745
Other long-term liabilities	2,267	3,030	2,231
Stockholders’ equity:
Class A Common Stock, par value $0.0001
Authorized -139,500 shares; Issued and outstanding: 37,234, 36,042 and 36,894, respectively	4	4	4
Class B Common Stock, par value $0.0001
Authorized - 40,500 shares; Issued and outstanding: 27,141, 27,141 and 27,141, respectively	3	3	3
Treasury stock	(185)	(185)	(185)
Additional paid-in capital	383,804	372,370	380,040
Accumulated other comprehensive income (loss)	(626)	(311)	158
Accumulated deficit	(223,466)	(221,836)	(187,327)

Total stockholders’ equity	159,534	150,045	192,693

Total liabilities and stockholders’ equity	$234,334	$226,164	$305,995

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net sales	$62,413	$49,412	$104,819	$79,291
Cost of sales	39,666	30,671	69,640	52,464

Gross profit	22,747	18,741	35,179	26,827

Operating expenses:
Selling, general and administrative	17,737	20,459	38,858	40,398
Research and development	9,361	9,540	17,957	19,513
Advertising	4,710	4,333	8,054	6,501
Depreciation and amortization	3,118	2,637	5,544	5,537

Total operating expenses	34,926	36,969	70,413	71,949

Loss from operations	(12,179)	(18,228)	(35,234)	(45,122)

Other income (expense):

Interest income	54	166	114	348
Interest expense	(22)	(1)	(25)	(27)
Other, net	(654)	(335)	(1,384)	(768)

Total other expense	(622)	(170)	(1,295)	(447)

Loss before income taxes	(12,801)	(18,398)	(36,529)	(45,569)
Benefit from income taxes	(220)	(6,181)	(390)	(6,231)

Net loss	$(12,581)	$(12,217)	$(36,139)	$(39,338)

Net loss per share:
Class A and B - basic and diluted	$(0.20)	$(0.19)	$(0.56)	$(0.62)

Weighted average shares used to calculate net loss per share:
Class A and B - basic and diluted	64,303	63,920	64,189	63,833

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating Activities:
Net loss	$(36,139)	$(39,338)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,434	10,168
Unrealized foreign exchange (gain) loss	256	(1,568)
Deferred income taxes	61	126
Stock-based compensation expense	2,907	5,572
Allowance for doubtful accounts	330	(1,449)
Other changes in operating assets and liabilities:
Accounts receivable, net	89,265	58,937
Inventories	(18,574)	(5,507)
Prepaid expenses and other current assets	(2,896)	238
Other assets	1,041	206
Accounts payable	(19,943)	(24,758)
Accrued liabilities and deferred revenue	(18,500)	(18,232)
Long-term liabilities	68	(6,329)
Income taxes payable	297	(364)
Other	(253)	1,724

Cash provided by (used in) operating activities	7,354	(20,574)

Investing activities:
Purchases of property and equipment	(4,363)	(2,722)
Capitalization of product costs	(3,947)	(3,512)
Purchases of other intangible assets	(5,335)	—

Net cash used in investing activities	(13,645)	(6,234)

Financing activities:
Proceeds from stock option exercises and employee stock purchase plans	833	41
Net cash paid for payroll taxes on restricted stock unit releases	(112)	(79)

Net cash provided by (used in) financing activities	721	(38)

Effect of exchange rate changes on cash	(380)	578

Net change in cash and cash equivalents for the period	(5,950)	(26,268)
Cash and cash equivalents at beginning of period	61,612	79,101

Cash and cash equivalents at end of period	$55,662	$52,833

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

2.	Fair Values of Financial Instruments and Investments

Fair value is defined by authoritative guidance as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

•

Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. The Company’s Level 1 assets consist of certificates of deposit with original maturities of three months or less. These assets are considered highly liquid and are stated at cost, which approximates market value.

•

Level 2 includes financial instruments for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument. Such inputs could be quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transactions (less active markets), or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data, including market interest rate curves, referenced credit spreads and pre-payment rates. The Company’s Level 2 assets and liabilities consist of outstanding foreign exchange forward contracts used to hedge its exposure to certain foreign currencies, including the British Pound, Canadian Dollar, Euro, and Peso. The Company’s outstanding foreign exchange forward contracts, all with maturities of approximately one month, had notional values of $5,355, $13,277 and $8,893 at June 30, 2010, December 31, 2009 and June 30, 2009, respectively. The fair market values of these instruments as of the same periods were $48, $160 and $(88), respectively. The fair value of these contracts was recorded in prepaid expenses and other current assets for all periods presented.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

•

Level 3 includes financial instruments for which fair value is derived from valuation techniques, including pricing models and discounted cash flow models, in which one or more significant inputs, including the Company’s own assumptions, are unobservable. The Company’s Level 3 assets consist of investments in auction rate securities (ARS). Currently, there is no active market for these securities; therefore, they do not have readily determinable market values. The Company has engaged a third-party valuation firm to estimate the fair value of the ARS investments using a discounted cash flow approach, which was corroborated by a separate and comparable discounted cash flow analysis prepared internally. The assumptions used in preparing the discounted cash flow model are based on data available as of June 30, 2010 and include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. Given the current market environment, these assumptions are volatile and subject to change. Contractual maturity for the Company’s ARS investments ranges from 2025 to 2050.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2010, December 31, 2009 and June 30, 2009:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2010:
Financial Assets:
Certificates of deposit	$30,000	$30,000	$-	$-
Long-term investments	3,685	-	-	3,685
Forward currency contracts	48	-	$48	-

Total financial assets	$33,733	$30,000	$48	$3,685

December 31, 2009:
Financial Assets:
Money market funds	$42,801	$42,801	$-	$-
Long-term investments	3,685	-	-	3,685
Forward currency contracts	160	-	$160	-

Total financial assets	$46,646	$42,801	$160	$3,685

June 30, 2009:
Financial Assets:
Certificates of deposit and money market funds	$33,406	$33,406	$-	$-
Long-term investments	5,473	-	-	5,473

Total financial assets	$38,879	$33,406	$-	$5,473

Financial Liabilities:
Forward currency contracts	$88	$-	$88	$-

For the three and six month periods ended June 30, 2010, the Company did not incur any gains or losses on its ARS. As of both June 30, 2010 and December 31, 2009, accumulated losses associated with the Company’s ARS investments totaled $(8,751) and accumulated other comprehensive income from these investments totaled $435.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

3.	Inventories

Inventories consisted of the following as of June 30, 2010 and 2009, and December 31, 2009:

	June 30,		December 31,
	2010	2009	2009
Raw materials	$5,844	$6,694	$1,739
Work in process	-	3,859	-
Finished goods	40,486	53,802	26,441

Total	$46,330	$64,355	$28,180

As of September 30, 2009, the Company’s agreements with contract manufacturers were modified to provide that title and risk of loss pass to the Company upon delivery of finished goods. As a result, the Company no longer holds title to any work-in-process inventory.

4.	Intangible Assets, net

	June 30,		December 31,
	2010	2009	2009
Intellectual property, license agreements and other intangibles	$11,570	$6,000	$6,235
Less accumulated amortization	(4,669)	(3,242)	(3,570)

	$6,901	$2,758	$2,665
Goodwill	19,549	19,549	19,549

Intangible assets, net	$26,450	$22,307	$22,214

In February 2010, the Company acquired, for $5,335, intangible assets related to the rights to use an application-specific integrated circuit technology included in its Tag and Tag Junior reading systems. The purchased intangible assets are being amortized to operating expense on a straight-line basis over three years.

In 2005, the Company entered into a ten-year license agreement with a third party to use the third party’s technology in a Company platform and related products. The $6,000 license fee is included in intangible assets on the balance sheet and is being amortized to operating expense on a straight-line basis over the life of the contract.

The estimated future amortization expense of the Company’s intangible assets other than goodwill as of June 30, 2010 is as follows:

Fiscal Year	Amount
2010 (remainder of the year)	$1,100
2011	2,476
2012	2,378
2013	897
2014	50

Total	$6,901

The Company’s goodwill is related to its 1997 acquisition of substantially all the assets and business of its predecessor, LeapFrog RBT, and its 1998 acquisition of substantially all the assets of Explore Technologies and is allocated to the Company’s United States segment.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The Company most recently performed the annual test for impairment in December 2009 and concluded that its goodwill balance of $19,549 had not been impaired. At least quarterly, the Company considers the need to update its most recent annual impairment test based on management’s assessment of changes in its business, the economic environment and other factors occurring after the most recent annual evaluation. The most recent assessment was performed as of June 30, 2010 and, as of that date, management concluded that there were no impairment indicators as the assumptions used as a basis for the year-end assessment remained appropriate.

5.	Income Taxes

The Company’s effective income tax rates were 1.7% and 1.1% for the three and six month periods ended June 30, 2010, respectively, compared with 33.6% and 13.7%, respectively, for the same periods last year. The calculation of the effective tax rates for all periods included a non-cash valuation allowance recorded against the Company’s domestic deferred tax assets. Deferred tax liabilities and other long-term tax liabilities of $12,794 are reported as long-term liabilities on the balance sheet.

Income tax benefits for both the three and six month periods ended June 30, 2010 were $220 and $390, respectively, compared with tax benefits of $6,180 and $6,230, respectively, for the same periods last year. The tax benefit in the second quarter of 2010 was primarily attributable to the Company’s foreign operations. The second quarter of 2009 included a $6,229 benefit from the recognition of previously unrecognized tax benefits including accrued interest of $2,509 due to the expiration of applicable statutes of limitations.

The Company believes it is reasonably possible that the total amount of unrecognized income tax benefits in the future could decrease by up to $518 over the course of the next twelve months due to expiring statutes of limitations, the full amount of which would affect the Company’s effective income tax rate.

6.	Stock-Based Compensation

The Company offers three types of stock-based compensation awards to its employees, directors and certain consultants: stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”). All award types can be used to purchase shares of the Company’s Class A common stock, are exercisable over a period not to exceed ten years, and are most commonly assigned four-year vesting periods

In general, the fair value of stock options with a service condition only is estimated at the date of the grant using a Black-Scholes option pricing model and related assumptions. The fair value of stock options with a market condition is estimated on the date of the grant using a Monte-Carlo simulation. The simulation generates a defined number of stock price paths to develop a reasonable estimate of future expected stock price ranges based on vesting requirements and the assumed exercise behavior of the grants. The model assumes options will be exercised uniformly over the remaining life if and when the vesting and market conditions are met. All other assumptions are consistent with option grants that vest solely upon a service condition.

During the second quarter of 2009, LeapFrog granted options to certain executives and board members to purchase an aggregate of 2,705 shares of our Class A common stock that vest based upon a service condition and a market condition. Based on the existence of the market condition requirement for vesting, the fair value of these stock options was estimated on the date of the grant using a Monte-Carlo simulation. There were no stock options grants valued using a Monte-Carlo simulation during the six months ended June 30, 2010.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The table below summarizes award activity for the six months ended June 30, 2010:

	Stock Options	RSUs/ RSAs	Total Awards
Outstanding at December 31, 2009	8,003	521	8,524

Activity for the six months ended June 30, 2010:
Grants	478	687	1,165
Stock option exercises/vesting RSUs	(280)	(77)	(357)
Retired or forfeited	(1,704)	(102)	(1,806)*

Total stock-based compensation awards outstanding at June 30, 2009	6,497	1,029	7,526

Total stock-based compensation awards available for grant at June 30, 2010			4,766

*	Amount includes 1,146 option shares and 30 RSUs forfeited by the former Chief Executive Officer in connection with his resignation as an officer and employee of the Company.

The table below summarizes stock-based compensation expense for the three and six month periods ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
SG&A:
Stock options	$(413)	$1,950	$1,428	$3,625
RSUs/RSAs	541	448	820	1,228

Total SG&A	128	2,398	2,248	4,853
R&D:
Stock options	182	183	421	362
RSUs/RSAs	139	(12)	238	357

Total R&D	321	171	659	719

Total stock-based compensation expense	$449	$2,569	$2,907	$5,572

Subsequent to the issuance of the Company’s March 31, 2010 unaudited consolidated financial statements, the Company identified an error in the way its stock plan management and reporting software was calculating expense. Specifically, upon cancellation, stock based compensation expense for previously modified stock options was overstated by the amount recognized prior to the modification. As a result, stock based compensation expense was overstated by $1,306 for the three months ended March 31, 2010 and was understated by the same amount for the three months ended June 30, 2010. Stock compensation expense for the six months ended June 30, 2010 was unaffected.

Stock-based compensation expense is calculated based on the fair value of each award on the grant date. In general, the fair value for stock option grants with only a service condition is estimated using the Black-Sholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected term of option in years	5.92	6.25	6.13	5.85
Volatility rate	55.8%	51.7%	55.3%	49.3%
Risk-free interest rate	2.5%	2.6%	2.7%	2.4%
Dividend yield rate	0%	0%	0%	0%

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The fair value for the stock option grants with both a service and a market condition is estimated using the Monte-Carlo simulation with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected term of option in years	n/a	2.05	n/a	2.05
Volatility rate	n/a	55.0%	n/a	55.0%
Risk-free interest rate	n/a	0.9%	n/a	0.9%
Dividend yield rate	n/a	0%	n/a	0%

7.	Derivative Financial Instruments

At June 30, 2010, December 31, 2009 and June 30, 2009, the Company had outstanding foreign exchange forward contracts with notional values of $5,355, $13,277 and $8,893, respectively. The gains and losses on these instruments are recorded in “other income (expense)” in the consolidated statements of operations. Gains and losses from foreign exchange forward contracts, net of gains and losses on the underlying transactions denominated in foreign currency, for the three and six month periods ended June 30, 2010 and 2009 are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gains (losses) on foreign exchange forward contracts	$169	$(125)	$230	$239
Gains (losses) on underlying transactions denominated in foreign currency	(259)	169	(548)	(519)

Net gains (losses)	$(90)	$44	$(318)	$(280)

8.	Comprehensive Net Loss

Comprehensive net loss consists of net loss and gains and losses incurred from translating the foreign currency-denominated financial statements of the Company’s subsidiaries into U.S. dollars, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(12,581)	$(12,217)	$(36,139)	$(39,338)
Currency translation adjustments	(930)	2,279	(784)	1,423
Temporary impairment gain on investments	-	534	-	534
Tax expense allocated to temporary gain on investments	-	(212)	-	(212)

Comprehensive net loss	$(13,511)	$(9,616)	$(36,923)	$(37,593)

9.	Net Loss per Share

For all periods presented, common share equivalents are excluded from the calculations of net loss per share, as their effect on net loss per share would be antidilutive. Outstanding weighted average common stock equivalents of Class A shares excluded from the calculations were 945 and 874, and 111 and 105 for the three and six month periods ended June 30, 2010 and 2009, respectively.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The following table sets forth the computation of basic and diluted net loss per share for three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(Numerator)
Net loss	$(12,581)	$(12,217)	$(36,139)	$(39,338)
(Denominator)
Weighted average shares outstanding during period:
Class A and B - basic and diluted	64,303	63,920	64,189	63,833
Net loss per share:
Class A and B - basic and diluted	$(0.20)	$(0.19)	$(0.56)	$(0.62)

10.	Borrowings Under Credit Agreements

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

This credit facility superseded and replaced the Company’s previous $100,000 credit facility dated November 8, 2005, which would have otherwise expired in November 2010 and was terminated as of August 13, 2009.

The borrowing availability varies according to the levels of our accounts receivable, and cash and investment securities deposited in secured accounts with the lenders. Subject to the level of this borrowing base, the Company may make and repay borrowings from time to time until the maturity of the facility. The interest rate is, at the Company’s election, Bank of America, N.A.’s prime rate (or base rate) or a LIBOR rate defined in the loan agreement, plus, in each case, an applicable margin. The applicable margin for a loan depends on the average daily availability for the most recent fiscal quarter and the type of loan. Availability under this agreement was $64,109 as of June 30, 2010.

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

The Company had no borrowings outstanding under this agreement as of June 30, 2010.

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

The table below shows certain information by segment for the three and six month periods ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales:
United States	$48,680	$38,771	$81,334	$61,019
International	13,733	10,641	23,485	18,272

Totals	$62,413	$49,412	$104,819	$79,291

Income (Loss) from operations:
United States	$(12,956)	$(19,529)	$(34,848)	$(44,777)
International	777	1,301	(386)	(345)

Totals	$(12,179)	$(18,228)	$(35,234)	$(45,122)

For the periods presented, no country other than the United States accounted for 10% or more of the Company’s consolidated net sales.

12.	Contingencies

From time to time, in the normal course of business, the Company is a party to various pending claims and lawsuits.

In October 2009, TAG Toys, Inc. (“TTI”) filed a complaint against the Company in the United States District Court for the Central District of California, alleging that the Company’s use of its “Tag” marks and logos infringes trademark rights held by TTI, constituted a false designation of origin for some of the Company’s products, and constituted unfair competition under federal and state laws. In May 2010, the Company and TTI executed a written settlement agreement and release under which TTI released the Company from liability and agreed to dismiss the case with prejudice. Under the settlement agreement and release, the Company is not required to alter or modify the Company’s use of its “Tag” marks. The settlement amount did not have a material impact on the Company’s financial position or results of operations.

On April 30, 2010, NovelPoint Learning LLC (“NovelPoint”) (formerly known as Intuit Educational Ventures LLC) filed a complaint against the Company in the United States District Court for the Eastern District of Texas alleging the Company’s Tag and Tag Junior products infringe U.S. Patent No. 6,330,427. NovelPoint is seeking unspecified monetary damages and injunctive relief. The Company intends to defend itself vigorously.

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

Our Business

LeapFrog (“LeapFrog” or “we”), founded in 1995 and incorporated in 1997 in the State of Delaware, designs, develops and markets a family of innovative technology-based learning platforms and related proprietary content primarily for infants and for children through age nine, both at home and in schools around the world. Our product portfolio consists of standalone learning toys, interactive reading systems, educational gaming systems, and software-based book and game content. We have developed a number of learning platforms, including the Leapster learning game system and Tag and Tag Junior reading systems that support a broad library of software titles. These and others of our products connect to our proprietary online Learning Path, which provides parents with personalized learning feedback and children with richer interactive learning experiences. We offer more than 340 interactive software titles for our platforms, covering subjects such as phonics, reading, writing, and math. Our products are available in four languages and are sold globally through retailers, distributors, directly to consumers via the leapfrog.com web-store, and directly to schools. Our mission is to inspire children with a lifelong love of learning and reading and to empower parents with personalized tools that will help them advance their children’s learning progress.

We generate revenue from selling platform hardware, including our Tag and Tag Junior reading systems, our Leapster family educational gaming platforms, and a range of learning toys. We also generate revenue from the sale of a wide range of content for our platforms that we develop based on licensed characters or using LeapFrog-owned characters.

We introduced the LeapFrog Learning Path, a web-based service that helps parents track what their children are learning with our web-connected products, in the United States and Canada in 2008 and in early 2009 in the United Kingdom. Learning Path gives our consumers access to a variety of downloadable content and to online rewards programs that encourage learning. Learning Path also makes it easier for our consumers to “age up” with our products. Parents are able to “see the learning” and gain personalized insight into their child’s learning progress. Many of our products, including the Tag and Tag Junior reading system, the Leapster2 and Leapster Explorer mobile learning and play systems, and My Pal Scout and My Pal Violet, are designed to connect to the Learning Path.

We introduced LeapWorld, the latest addition to our Learning Path strategy, on a limited basis in 2009, and more broadly in 2010. LeapWorld is an online learning environment for children that enriches the LeapFrog product experience and increases engagement with our products by allowing children to play online games, customize their offline game experience, access new content, watch trailers for new games and view demonstrations. LeapWorld is currently compatible with Leapster2 and Leapster Explorer.

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

Notwithstanding the decline in sales for the first three quarters of 2009 compared to 2008, improved consumer demand during the fourth quarter of 2009 compared to the fourth quarter of 2008, combined with conservative ordering patterns by retailers, resulted in low retail inventory levels at the end of 2009. We believe that these low levels had a positive effect on our sales to retailers in both the first and second quarters of 2010. However, despite some signs of modest economic recovery, we still face significant risk associated with reduced consumer spending, especially in light of recent declines in consumer confidence arising out of concerns regarding the global economy. Retailers continued to exhibit conservative ordering patterns through the second quarter of 2010, particularly in light of the relatively low retail inventory levels to start 2010, and we have continued offer discounts and coupons to help drive consumer sales (and may have to continue to offer such incentives throughout the year, which will have a negative impact on our gross margin). The potential business risk for us from macroeconomic conditions anticipated for the remainder of 2010 is discussed further in Part II. Item 1A.—Risk Factors— “Economic declines has have had a material adverse effect on our sales, and a slow recovery could prevent us from achieving our financial goals in 2010 and beyond,” “Retailer liquidity problems could harm our liquidity and financial results,” and “Our liquidity may be insufficient to meet the long-term or periodic needs of our business.”

We outsource virtually all of our manufacturing, using several Asian manufacturers, most of which manufacture our products and facilities in the Guangdong province in the southeastern region of China. We depend on these manufacturers to produce sufficient volumes of our finished products in a timely fashion, at satisfactory cost and quality levels, and in accordance with our customers’ terms of engagement. Since the fourth quarter of 2009, commodity and labor costs in China have increased due to a variety of factors, including tightening Chinese labor markets, delays in ramping up production of raw materials to meet growing demand for finished goods, and the recent revaluation of Chinese currency to permit it to rise in value versus the U.S. dollar, among other things, leading to increased prices for us with some of our contract manufacturers. We expect to be able to mitigate these increases to some degree by shifting to lower-cost contract manufacturers and pursuing cost-improvement projects. However, we expect that manufacturing costs will continue to increase in 2010 and 2011, and we will be continually seeking ways to address this trend. The potential business risk for us from relying on contract manufacturers is discussed further in Part II. Item 1A.—Risk Factors— “We rely on a limited number of manufacturers, virtually all of which are located in China, to produce our finished products, and our reputation and operating results could be harmed if they fail to produce quality products in a timely and cost-effective manner and in sufficient quantities.”

We significantly reduced our cost structure to remain competitive in an historically severe economic environment in 2009. For example, during the second quarter of 2009, we sublet a portion of our headquarter facilities in Emeryville, California. During the fourth quarter of 2009, we consolidated the administrative operations of our subsidiaries in France and the United Kingdom. Further, throughout the year we continued to automate and simplify our operational processes, reduced staffing levels, and spent less on non-targeted advertising. Thus far in 2010 we have benefitted from continued operating expense leverage given our reduced cost structure. We expect this trend to continue through the remainder of the year.

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

Our strategic priorities for the remainder of 2010 and beyond are to invest in the core categories of interactive reading, educational gaming and learning toys, and in LeapWorld and the LeapFrog Learning Path. Our marketing will be aimed at increasing consumer sales in each of our core product lines, driving content sales to be a greater percentage of our overall sales, and catalyzing new growth in the children’s learning toy category. In 2009, we launched new connected products and content in our reading and gaming lines, and expanded our learning toy line. In 2010 to date, we have launched several new products and related content, including a mobile learning and play system called Leapster Explorer, and My Own Leaptop, our second major connected learning toy product line after My Pal Scout and My Pal Violet.

Consolidated Results of Operations

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2010	2009	2010 vs 2009	2010	2009	2010 vs 2009

Net sales	$62.4	$49.4	26%	$104.8	$79.3	32%
Gross margin*	36%	38%	(2)**	34%	34%	-**
Operating expenses	34.9	37.0	-6%	70.4	72.0	-2%
Loss from operations	(12.2)	(18.2)	33%	(35.2)	(45.1)	22%
Net loss per share - basic and diluted	$(0.20)	$(0.19)	-5%	$(0.56)	$(0.62)	10%

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Net sales for the three and six month periods ended June 30, 2010 increased 26% and 32%, respectively, as compared to the same periods in 2009. The increase for both periods was driven by the launch of Leapster Explorer in June 2010, a full quarter of sales of our Scout line of learning toys, which we launched late in the second quarter of 2009, and significantly lower retail inventory levels leading into the first and second quarters of 2010 as compared to 2009. These increases were offset partially by increased discounting to stimulate sales. Net sales for the three months ended June 30, 2010 were unaffected by foreign currency exchange rates, while the six months ended June 30, 2010 included a one percentage point positive impact from changes in currency exchange rates.

Gross margin for the three and six month periods ended June 30, 2010 declined two percentage points and remained flat, respectively, compared to the same periods in 2009. The decline for the three month period was due primarily to higher sales allowances, and changes in product mix, with a higher proportion of sales in the 2010 period coming from lower-margin products, partially offset by increased supply chain efficiencies.

Subsequent to the issuance of our March 31, 2010 unaudited consolidated financial statements, we identified an error in the way our stock plan management and reporting software was calculating expense. Specifically, upon cancellation, stock based compensation expense for previously modified stock options was overstated by the amount recognized prior to the modification. As a result, stock based compensation expense was overstated by $1.3 million for the three months ended March 31, 2010 and was understated by the same amount for the three months ended June 30, 2010. Of the 6% decline in operating expenses for the three months ended June 30, 2010 as compared to the same period of 2009, 4% relates to this adjustment. Of the 33% improvement in loss from operations for the three months ended June 30, 2010, 7% relates to this adjustment. Increase in net loss per share for the three months ended June 30, 2010 as compared to the same period of 2009, would have been 16%. Stock compensation expense for the six months ended June 30, 2010 was unaffected.

Loss from operations for the three and six month periods ended June 30, 2010 improved by 33% and 22%, respectively. Decreases for both quarters, net of the adjustment described above, were driven primarily by strong net sales increases and lower operating expenses for the three and six month periods ended June 30, 2010 as compared to the same periods of 2009.

Our basic and diluted net loss per share for three and six month periods ended June 30, 2010 increased 5% and decreased 10%, respectively, relative to the corresponding periods of 2009. Both the three and six month periods ended June 30, 2009 were positively affected by the recognition of a tax benefit related to the expiration of applicable statutes of limitation.

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

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2010	2009	2010 vs 2009	2010	2009	2010 vs 2009

SG&A expenses	$17.7	$20.5	-14%	$38.9	$40.4	-4%
As a percent of net sales	28%	41%	-13*	37%	51%	-14*

*	Percentage point change

SG&A expenses for the three and six month periods ended June 30, 2010 declined 14% and 4%, respectively. As noted above under consolidated results of operations, SG&A expense for the three month period ended June 30, 2010 was reduced by $1.3 in connection with the stock based compensation adjustment described above. Had the adjustment been reflected in the prior quarter results, SG&A expense for the three month period ended June 30, 2010 would have declined by 7% as compared to the same period in 2009. The additional decline in SG&A during the three and six month periods ended June 30, 2010 was primarily driven by reductions in headcount resulting in lower overall employee related expenses.

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

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2010	2009	2010 vs 2009	2010	2009	2010 vs 2009

R&D expenses	$9.4	$9.5	-1%	$18.0	$19.5	-8%
As a percent of net sales	15%	19%	-4*	17%	25%	-8*

*	Percentage point change

R&D expenses for the three and six month periods ended June 30, 2010 declined 1% and 8%, respectively, as compared to the same periods in 2009. A 6% decline in R&D headcount from June 30, 2009 to June 30, 2010 was the primary driver for the decline in expense for both periods.

Advertising Expenses

Advertising expenses consist of costs associated with marketing, advertising and promoting our products, including customer-related discounts and promotional allowances.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2010	2009	2010 vs 2009	2010	2009	2010 vs 2009

Advertising expenses	$4.7	$4.3	9%	$8.1	$6.5	25%
As a percent of net sales	8%	9%	-1*	8%	8%	0*

*	Percentage point change

Advertising expenses for the three and six month periods ended June 30, 2010 increased 9% and 25%, respectively, as compared to the same periods in 2009, though remained consistent as a percentage of net sales. The year over year increases in both periods were primarily driven by increased media, print and on-line advertisements supporting the Leapster Explorer launch and increasing product awareness around our Tag reading system.

Other Income (Expense)

The components of other income (expense) were as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2010	2009	2010 vs 2009	2010	2009	2010 vs 2009

Other income (expense):
Interest income	$0.1	$0.1	0%	$0.1	$0.3	-67%
Other, net	(0.7)	(0.3)	-133%	(1.4)	(0.8)	-75%

Total	$(0.6)	$(0.2)	-200%	$(1.3)	$(0.5)	-160%

Other expense increased for the three and six month periods ended June 30, 2010 as compared to the same period of 2009, resulting primarily from an increase in amortization of fees related to the amended asset-based revolving credit facility entered into on August 13, 2009.

Income Taxes

Our income tax benefits were $0.2 million and $0.4 million and our effective tax rates were 1.7% and 1.1%, respectively, for the three and six months ended June 30, 2010. Our pretax losses were $12.8 million and $36.5 million for the same periods, respectively. Our provisions for income taxes were $(6.2) million and $(6.2) million and our effective tax rates were and 33.6% and 13.7%, respectively, for the same periods last year. The pretax losses for these time periods last year were $18.4 million and $45.6 million. Calculation of the effective tax rates for all periods included a non-cash valuation allowance recorded against our domestic deferred tax assets.

The tax benefits for 2010 were primarily attributable to our foreign operations. The tax benefits for 2009 were primarily attributable to the recognition of previously unrecognized tax benefits due to expirations of statutes of limitations in the amount of $6.2 million.

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

United States Segment

The U.S. Segment includes net sales and related expenses directly associated with selling our products to national and regional mass-market and specialty retailers, other retail stores and distributors, school-related distributors and resellers, and online stores and other Internet-based channels.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2010	2009	2010 vs 2009	2010	2009	2010 vs 2009

Net sales	$48.7	$38.8	26%	$81.3	$61.0	33%
Gross margin*	39%	38%	1**	35%	34%	1**
Operating expenses	31.8	34.1	-7%	63.2	65.4	-3%
Loss from operations	$(13.0)	$(19.5)	33%	$(34.8)	$(44.8)	22%
*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Net sales for the three and six month periods ended June 30, 2010 increased 26% and 33%, respectively, as compared to the same periods in 2009. The increase for both periods was driven by the launch of Leapster Explorer in June 2010, a full quarter of sales of our Scout line of learning toys, which we launched late in the second quarter of 2009, and significantly lower retail inventory levels leading into the first and second quarters of 2010 as compared to 2009. These increases were offset partially by increased discounting to stimulate sales.

As noted under consolidated results of operations, operating expense for the three month period ended June 30, 2010 was reduced by $1.3 in conjunction with the stock based compensation adjustment, all of which belonged to the U.S. Segment. Of the 7% decline in operating expenses for the three months ended June 30, 2010 as compared to the same period of 2009, 4% relates to this adjustment. Of the 33% improvement in loss from operations for the three months ended June 30, 2010, 6% relates to this adjustment.

Operating expenses for the three and six month periods ended June 30, 2010 were lower by 7% and 3%, respectively, as compared to the same periods in 2009. Declines in operating expense for both periods, net of the adjustment described above, were primarily due to reductions in headcount resulting in lower overall employee related expenses.

Loss from operations for the three and six month periods ended June 30, 2010 improved by 33% and 22%, respectively, as compared to the same periods of 2009. Improvements, net of the stock based compensation adjustment described above, were driven primarily by the strong net sales increase in both of the periods, as well as improving gross margins and increased operating leverage.

International Segment

The International segment includes the net sales and related expenses directly associated with selling our products to national and regional mass-market and specialty retailers and other outlets through the our offices in the United Kingdom, France, Canada and Mexico as well as through distributors in markets such as Spain, Germany, Australia, Japan and China.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2010	2009	2010 vs 2009	2010	2009	2010 vs 2009

Net sales	$ 13.7	$ 10.6	29%	$ 23.5	$ 18.3	28%
Gross margin*	28%	39%	(11)**	29%	34%	(5)**
Operating expenses	3.1	2.9	7%	7.2	6.6	9%
Income (Loss) from operations	$ 0.8	$ 1.3	-38%	$ (0.4)	$ (0.3)	-33%
*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Net sales for the three and six months ended June 30, 2010 increased 29% and 28%, respectively, as compared to the same periods in 2009. The increase for both periods was driven by the launch of Leapster Explorer in June 2010, a full quarter of sales of our Scout line of learning toys, which we launched late in the second quarter of 2009, and significantly lower retail inventory levels leading into the first and second quarters of 2010 as compared to 2009. These increases were offset partially by increased discounting to stimulate sales. Net sales for the three months ended June 30, 2010 were unaffected by foreign currency exchange rates while the six months ended June 30, 2010 included a five percentage point negative impact from changes in currency exchange rates.

Gross margin for the three and six months ended June 30, 2010 decreased 11 and five percentage points, respectively, year over year primarily due to the timing of sales incentives.

Operating expenses for the three and six months ended June 30, 2010 increased by 7% and 9%, respectively, from the same periods of 2009, primarily due to increased advertising expenses.

Income from operations for the three months ended June 30, 2010 decreased by 38% from the same period of 2009, primarily driven by increased discounting in the 2010 period. Loss from operations for the six months ended June 30, 2010 decreased by 33% from the same period of 2009 as lower gross margin, and higher operating expenses offset the net sales improvement.

Financial Condition

Cash and cash equivalents totaled $55.7 million and $52.8 million at June 30, 2010 and 2009, respectively. All cash equivalents were invested in certificates of deposit that held only high-grade United States government obligations at June 30, 2010.

As of June 30, 2010, we held $3.7 million, stated at fair value, in long-term investments in auction rate securities. Due to the illiquidity of these investments, we have not included and do not intend, for the foreseeable future, to include them as potential sources of liquidity in our future cash flow projections. Thus, we do not anticipate that future declines in value, if any, will have an adverse impact on our future ability to support operations and meet our obligations as they come due.

As of September 30, 2009, our agreements with contract manufacturers were modified to provide that title and risk of loss transfer to us upon delivery of finished goods. Because we no longer hold title to any work-in-process inventory, our overall inventory balance is, and will continue to be, lower than it would have been had we not modified our agreements.

We have an asset-backed revolving credit facility, which is discussed in more detail below, with a potential borrowing availability of $75.0 million. There were no borrowings outstanding on this line of credit at June 30, 2010.

Our accumulated deficit of $223.5 million at June 30, 2010 is not expected to have an impact our future ability to operate, given our anticipated cash flows from operations, our strong cash position and the availability of our credit facility.

Future capital expenditures are primarily planned for new product development and purchases related to the upgrading of our information technology capabilities. We expect that capital expenditures for the remainder of 2010, including those for capitalized content and website development costs, will be funded with cash flows generated by operations and will be considerably lower than in 2009. Capital expenditures were $13.6 million, including a $5.4 million purchase of intangible assets, and $6.2 million for the six months ended June 30, 2010 and 2009, respectively.

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

The borrowing availability varies according to the levels of our accounts receivable and cash and investment securities deposited in secured accounts with the lenders. Subject to the level of this borrowing base, we may make and repay borrowings from time to time until the maturity of the facility. The interest rate is, at our election, Bank of America, N.A.’s prime rate (or base rate) or a LIBOR rate defined in the loan agreement, plus, in each case, an applicable margin. The applicable margin for a loan depends on the average daily availability for the most recent fiscal quarter and the type of loan.

The loan agreement contains customary events of default, including for payment failures; failure to comply with covenants; failure to satisfy other obligations under the credit agreement or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; change-in-control provisions; and the invalidity of guaranty or security agreements. If any event of default under the loan agreement occurs, the lenders may terminate their respective commitments, declare immediately due all borrowings under the facility and foreclose on the collateral. A cross-default provision applies if a default occurs on other indebtedness in excess of $5.0 million and the applicable grace period in respect of the indebtedness has expired, such that the lender of, or trustee for, the defaulted indebtedness has the right to accelerate. We are also required to maintain a ratio of EBITDA to fixed charges, as defined in the loan agreement, of at least 1.1 to 1.0 when the covenant is required to be tested. The ratio is measured only if certain borrowing-availability thresholds are not met.

We had no borrowings outstanding under this agreement as of June 30, 2010.

Cash Sources and Uses

The table below shows our sources and uses of cash for the six month periods ended June 30, 2010 as compared to the same period in 2009.

	Six Months Ended June 30,		% Change

(Dollars in millions)	2010	2009	2010 vs 2009

Cash flows provided by (used in):
Operating activities	$ 7.4	$ (20.6)	136%
Investing activities	(13.6)	(6.2)	-119%
Financing activities	0.7	—	100%
Effect of exchange rate fluctuations on cash	(0.4)	0.5	180%

Decrease in cash and cash equivalents	$ (5.9)	$ (26.3)	78%

Cash flow provided by operations for the six month periods ended June 30, 2010 increased by $28.0 million or 136%, primarily due to improved sales in the fourth quarter of 2009 compared to the fourth quarter of 2008 and associated accounts receivable collections in the first and second quarters of 2010 compared to the same quarters of 2009. These increases were partially offset by greater inventory purchases in anticipation of increased retailer inventory orders based on significantly lower retail inventory balances as of December 31, 2009 compared to December 31, 2008.

Net cash used in investing activities increased by $7.4 million or 119% for the six month periods ended June 30, 2010 as compared to the same period in 2009, primarily due to a $5.3 million purchase of intangible assets related to the technology for our Tag reading system.

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

We have made no material changes to any of our critical accounting policies through June 30, 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and market our products primarily in North America and, to a lesser extent, in Europe and the rest of the world. We are billed by and pay our third-party manufacturers in U.S. dollars (“USD”). Sales to our international customers are transacted primarily in the country’s local currency. As a result, our financial results could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements but the program does not always eliminate our exposure to movements of currency exchange rates. Our net hedging activities for the three and six month periods ended June 30, 2010 and 2009 are summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2010	2009	2010	2009
Gains (losses) on foreign exchange forward contracts	$169	$(125)	$230	$239
Gains (losses) on underlying transactions denominated in foreign currency	(259)	169	(548)	(519)

Net gains (losses)	$(90)	$44	$(318)	$(280)

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts outstanding as of June 30, 2010 follows:

	As of June 30, 2010
	Average Forward Exchange Rate per $1	Notional Amount in Local Currency *	Fair Value of Instruments in USD **
Currencies:
British Pound (USD/GBP)	1.496	3,899	$51
Euro (USD/Euro)	1.224	1,342	7
Canadian Dollar (CAD/USD)	1.063	1,327	(5)
Mexican Peso (MXP/USD)	12.917	4,134	(5)

			$48

*	In thousands of local currency
**	In thousands of USD

Cash equivalents and short-term and long-term investments are presented at fair value on our balance sheet. We invest our excess cash in accordance with our investment policy. At June 30, 2010 our excess cash was invested in certificates of deposit. As of December 31, 2009, our excess cash was invested only in money market funds. As of June 30, 2009, our excess cash was invested in both certificates of deposit and money market funds. Any adverse changes in interest rates or securities prices may decrease the value of our investments and operating results.

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

Based upon the controls evaluation, our CEO and CFO have concluded that our disclosure controls were effective as of June 30, 2010.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 30, 2010, NovelPoint Learning LLC (“NovelPoint”) (formerly known as Intuit Educational Ventures LLC) filed a complaint against us in the United States District Court for the Eastern District of Texas alleging our Tag and Tag Junior products infringe U.S. Patent No. 6,330,427. NovelPoint is seeking unspecified monetary damages and injunctive relief. We intend to defend ourselves vigorously.

ITEM 1A. RISK FACTORS

Our business and the results of its operations are subject to many factors, some of which are beyond our control. The following is a description of all known material risks and uncertainties that we have identified that may affect our future financial performance.

Our business depends on highly changeable consumer preferences and toy trends.

Even our successful products typically have a relatively short period of high demand and then sales decrease as the products mature. For example, net sales of the classic LeapPad platforms in our U.S. consumer business peaked in 2002 and are no longer material to our overall sales. We operate in an industry where consumer preferences can change drastically from year to year. Unlike a subscription or other recurring revenue model, we depend on our ability to correctly identify changing consumer sentiments well in advance and to supply new products that respond to such changes on a timely basis. Consumer preferences, and particularly children’s preferences, are continually changing and are difficult to predict. Since our products typically have a long development cycle, in some cases lasting many years, it can be difficult to predict correctly changing consumer preferences and technology, entertainment and education trends. To remain competitive, we must continue to develop new technologies and products and enhance existing technologies and product lines, as well as successfully integrate third-party technology with our own.

We continually introduce new variations on our gaming and reading platforms and new learning toy products. We cannot be sure that any new products or services will be widely accepted and purchased by consumers or to what extent demand for our preexisting products will continue. Failure by consumers to accept our new products or declines in sales of our continuing products would adversely affect our results of operations. Some of the key products launched in recent years, including our 2010 release of the Leapster Explorer mobile learning and play system, have a high price point compared to other children’s products. Consumers may be especially resistant in the current uncertain economic climate to purchasing higher-priced products and may elect to defer or omit these discretionary purchases. This could limit or delay sales of our new products and services and create pressure to lower our prices.

Our business depends on three retailers that together account for the vast majority of the United States segment’s gross sales each year, and our dependence upon a small group of retailers may increase.

Our top three retailers in 2009 were Wal-Mart, Toys “R” Us and Target, which continue to account for the vast majority of our total customer billings for the year to date. Sales invoiced to these three retailers, in the aggregate accounted for approximately 57% and 60% of the United States segment’s gross sales (total customer billings) in 2009 and 2008, respectively. For the foreseeable future, we expect to continue to rely on a small number of large retailers for the bulk of our sales.

We do not have long-term agreements with any of our retailers. As a result, agreements with respect to pricing, shelf space, cooperative advertising or special promotions, among other things, are subject to periodic negotiation with each retailer. Retailers are continually re-evaluating shelf space allocations to optimize store traffic and financial returns, and this process has placed increasing pressure on the toy aisle which in some instances has been reduced or may, in the future, be reduced in size. In addition, retailers make no binding long-term commitments to us regarding purchase volumes and make all purchases by delivering one-time purchase orders. If any of these retailers reduce their purchases from us, change the terms on which we conduct business with them or experience a future downturn in their business or constraint on their credit and ability to pay their invoices as they become due, our business and operating results could be harmed.

Our growing strategic focus on web-based products and customer relationship management may not yield the returns we expect, and may limit the adoption of our products in some international markets.

Our efforts to build a marketing and sales model that relies more on linking directly to consumers through the Internet remains in its early stages and we cannot be sure whether we will realize our expected return on investment. Many of our current and planned key products, such as the Tag reading system, Leapster2, Leapster Explorer and some of recent learning toys, are built as web-enabled products designed to be connected to a computer that has Internet access in order to access content and features. As we focus on web-enabled products and consumer relationship management, any resistance by parents to buying children’s products requiring installation of software and connecting the product to a computer could have a more pronounced effect on our business. Also, launch or adoption of web-enabled products may be limited in regions where broadband Internet access is not widespread, such as in some international markets. If parents fail to sign up for the Learning Path or to use it at the rates we expect, or choose not to permit us to send them marketing e-mail, or if our web efforts prove ineffective at generating repeat customers, our investment in building, maintaining and improving our web-based services may not yield the return on our investment that we anticipate. See also “System failures in our web-based services or store could harm our business.”

Economic declines have had a material adverse effect on our sales, and a slow recovery could prevent us from achieving our financial goals in 2010 and beyond.

The global economic crisis and the drastic deterioration of consumer sales in late 2008 led to a severe drop-off in our sales beginning in the fourth quarter of 2008 and continuing through the third quarter of 2009. We rely heavily on sales to retailers during the third and fourth quarters of each year to achieve our overall sales goals. Also, we rely on strong consumer sales in these periods to prevent build up of retail inventory. Any such inventory build-up can have a continuing negative effect on our sales in the first and second quarters of the next year. Our first, second and third quarter net sales declined by 49%, 28% and 43% respectively in 2009 compared to 2008. We cannot predict the extent to which economic conditions will change and many economists predict that economic difficulties may continue for a prolonged period and that any recovery may be weak and subject to set-backs.

To drive sales in 2009 and in the first half of 2010, we provided more pricing reductions, promotional incentives and other concessions in our sales terms than we have in the past, and we may need to continue offering such concessions for the remainder of 2010 to drive sales. Consumers may have become used to paying lower prices for some of our products and efforts to restore normal pricing may hamper sales. Continuing weak economic conditions in the United States or abroad as a result of the current global economic downturn, lower consumer spending (especially on discretionary items), lower consumer confidence, continued high or higher levels of unemployment, higher inflation or even deflation, higher commodity prices, such as the price of oil, political conditions, natural disaster, labor strikes or other factors could negatively impact our sales or ability to achieve profitability in 2010, or beyond.

Our business is seasonal, and our annual operating results depend, in large part, on sales relating to the brief holiday season.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, causing a substantial majority of our sales to retailers to occur during the third and fourth quarters. Even if we achieve a profit in future years, we expect for the foreseeable future that we will incur losses in the first and second quarters of such years. Approximately 79% and 72% of our total net sales occurred during the second half of the year during 2009 and 2008, respectively. The percentage of total sales in the second half of the year may increase as retailers become more efficient in their control of inventory levels through just-in-time inventory management systems, particularly as they remain cautious about over-ordering products prior to the holiday season. Generally, retailers time their orders so that suppliers will fill the orders closer to the time of purchase by consumers, thereby reducing their need to maintain larger on-hand inventories throughout the year to meet demand. If a decline in the economy, or other factors, lead to a decline of sales in the third or fourth quarter in particular, it can have a disproportionately negative impact on our results for the year. In addition, soft consumer sales in the holiday season can lead to ongoing weakness in sales to retailers well into the following year. For example, following the dramatic decline in our net sales in the fourth quarter of 2008, net sales for our first, second and third quarters of 2009 declined by 49%, 28% and 43% respectively, compared to the corresponding periods of 2008. Failure to predict accurately and respond appropriately to retailer and consumer demand on a timely basis to meet seasonal fluctuations or any disruption of consumer buying habits during this key period (as demonstrated during and after the recent economic crisis) would harm our business and operating results.

The unexpected loss of one or more members of our executive management team or other key employees could adversely affect our business.

We recently changed our CEO and CFO, with our former CEO becoming our Executive Chairman, our former CFO becoming CEO, and our former Corporate Controller becoming CFO. Transition associated with such changes has required and may continue to require significant management attention and consume time and resources, potentially having an adverse effect on our business. Furthermore, we cannot make any assurances that we will retain our management and other key employees for the period necessary for us to return to significant profitability. Competition for high caliber personnel is strong in our area and industry, and the ability to retain key employees during a revitalization effort can be difficult. The unexpected future loss of services of members of our executive management team or other key employees could have an adverse effect on our business. If we are unable to retain key personnel, then it may be difficult for us to maintain a competitive position within our industry or implement our strategic priorities.

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

If our suppliers are unable to meet our demand for our components and raw materials and if we are unable to obtain an alternative source or if the price available from our current suppliers or an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products would be seriously harmed and our operating results would suffer. In addition, as we do not have long-term agreements with our major suppliers and cannot guarantee their stability, they may stop manufacturing our components at any time, with little or no notice. For example, in 2009, we learned that one of our sole-source suppliers of ASICs for one of our gaming platforms was winding down its operations, which required us to negotiate a license for the technology used in the ASIC and arrange to purchase it directly from the semiconductor fabrication plant. Also, in 2010, a sole-source supplier of an ASIC for one of our reading systems informed us that it was having financial difficulties, which required us to negotiate the purchase of certain intangible assets from the supplier in order to continue production of the ASIC. We may not always be successful in negotiating rights to technologies or products that threaten to become unavailable or the rights may be available only at a cost that is prohibitive. In addition, if we are required to use alternative sources, we may be required to redesign some aspects of the affected products, which may involve delays and additional expense. If there are any significant interruptions in the supply of components, we may be unable to manufacture sufficient quantities of our finished products or we may be unable to manufacture them at targeted cost levels, and our business and operating results could be harmed.

If we do not maintain sufficient inventory levels or if we are unable to deliver our products to our customers in sufficient quantities, or on a timely basis, or if retail inventory levels are too high, our operating results will be adversely affected.

The high degree of seasonality of our business places stringent demands on our inventory forecasting and production planning processes. This was especially true in the last part of 2009 as we maintained lower inventory levels and produced additional inventory only as we developed greater certainty about retailer demand for our products. This inventory management approach may be particularly challenging when combined with “just-in-time” inventory management systems increasingly used by retailers as they remain cautious about future inventory levels. See also “Our business is seasonal, and our annual operating results depend, in large part, on sales relating to the brief holiday season“ above. If we fail to meet tight shipping schedules, we could damage our relationships with retailers, increase our shipping costs or cause sales opportunities to be delayed or lost. In order to be able to deliver our merchandise on a timely basis, we need to maintain adequate inventory levels of the desired products. If our inventory forecasting and production planning processes result in our maintaining manufacturing inventory in excess of the levels demanded by our customers, we could be required to record inventory write-downs for excess and obsolete inventory, which would adversely affect our operating results. If the inventory of our products held by retailers is too high, they may not place or may reduce orders for additional products, which would unfavorably impact our future sales and adversely affect our operating results.

We rely on a limited number of manufacturers, virtually all of which are located in China, to produce our finished products, and our reputation and operating results could be harmed if they fail to produce quality products in a timely and cost-effective manner and in sufficient quantities.

We outsource substantially all of our finished goods assembly using several Asian manufacturers, most of which manufacture our products at facilities in the Guangdong province in the southeastern region of China. We depend on these manufacturers to produce sufficient volumes of our finished products in a timely fashion, at satisfactory quality and cost levels and in accordance with our and our customers’ terms of engagement. We believe the recent economic downtown has caused manufacturers to scale back their output capacity to match demand. Accordingly, if we determine that we need order larger quantities of our products to meet customer demand, we may encounter delays and shortfalls in shipments based on manufacturer capacity issues. Such delays could have a particularly large impact on our business to the extent that retailers attempt to manage their inventory levels by delaying orders, which may lead to shorter lead times to match changes in consumer demand. In addition, the costs of using contract manufacturers are subject to increase, which could have a negative impact on our cost of goods sold. Since the fourth quarter of 2009, commodity and labor costs in China have increased due to a variety of factors, including tightening Chinese labor markets, delays in ramping up production of raw materials to meet growing demand for finished goods, and the recent revaluation of Chinese currency to permit it to rise in value versus the U.S. dollar, among other things, leading to increased prices for us with some of our contract manufacturers. We expect to be able to mitigate these increases to some degree by shifting to lower-cost contract manufacturers and pursuing cost-improvement projects. However, we expect that manufacturing costs will continue to increase in 2010 and 2011, and we will be continually seeking ways to address this trend. Furthermore, in the recent past, there have been product quality and safety issues for other producers of toys and other companies that manufacture goods in China. If our manufacturers fail to produce quality finished products on time, at expected cost targets and in sufficient quantities, or if any of our products are found to be tainted or otherwise raise health or safety concerns, our reputation and operating results would suffer.

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

Our success depends in large part on our proprietary technologies that are used in our learning platforms and related software. We rely, and plan to continue to rely, on a combination of patents, copyrights, trademarks, service trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. Among our rights are inbound licenses from third parties for content, such as characters, stories, illustrations and trade names, and for technologies we incorporate in our products including key technology used in our Tag and Tag Junior reading systems. Our continued use of these rights is dependent on our ability to continue to obtain these license rights at reasonable rates. Any failure to do so could interrupt our supply chain and require us to modify our products or business plans. In addition, the contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our intellectual property or deter independent third-party development of similar technologies. The steps we have taken may not prevent unauthorized use of our intellectual property, particularly in foreign countries where we do not hold patents or trademarks or where the laws may not protect our intellectual property as fully as in the United States. Some of our products and product features have limited intellectual property protection, and, as a consequence, we may not have the legal right to prevent others from reverse engineering or otherwise copying and using these features in competitive products. In addition, monitoring the unauthorized use of our intellectual property is costly, and any dispute or other litigation, regardless of outcome, may be costly and time-consuming and may divert our management and key personnel from our business operations. However, if we fail to protect or to enforce our intellectual property rights successfully, our rights could be diminished and our competitive position could suffer, which could harm our operating results.

Third parties have claimed, and may claim in the future, that we are infringing their intellectual property rights, which may cause us to incur significant litigation or licensing expenses or to stop selling some of our products or using some of our trademarks.

In the course of our business, we periodically receive claims of infringement or otherwise become aware of potentially relevant patents, copyrights, trademarks or other intellectual property rights held by other parties. For example, since October 2009, we have been subject to a trademark suit and a patent suit relating to our Tag reading systems. Responding to any infringement claim, regardless of its validity, may be costly and time-consuming and may divert our management and key personnel from our business operations. If we, our distributors or our manufacturers are adjudged to be infringing the intellectual property rights of any third party, we or they may be required to obtain a license to use those rights, which may not be obtainable on reasonable terms, if at all. We also may be subject to significant damages or injunctions against the development and sale of some of our products or against the use of a trademark or copyright in the sale of some of our products. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all the liability that could be imposed.

Any errors or defects contained in our products, or our failure to comply with applicable safety standards, could result in recalls, delayed shipments, rejection of our products and damage to our reputation, and could expose us to regulatory or other legal action.

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

If retailers encounter liquidity problems due to weak sales or their inability to raise sufficient capital because of credit constraints, we may not be able to collect the accounts receivable we generate based on the orders we fulfill. In 2008 and 2009, some retailers did not pay us in a timely manner and others indicated that they would be unable to pay any vendors. In addition, there were a number of bankruptcies among prominent retailers. Where retailers file for bankruptcy protection, we are likely to collect less money than we are owed, and may collect nothing, particularly when the retailer had significant secured debt ahead of our claims. If any of our retailers suspend or reduce payments to us or file for bankruptcy protection, the resulting bad debt expense we would incur would have an adverse effect on our results of operations. In our balance sheet as of June 30, 2010, our accounts receivable balance was reduced by an estimated allowance for doubtful accounts of $0.9 million, which could increase if retailers continue to struggle or more bankruptcies were filed. In addition to collection risk, we may decide not to accept orders from troubled retailers, which would further reduce sales.

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

We derived approximately 19% and 21% of our net sales from markets outside the United States during 2009 and 2008, respectively, and 22% during the six months ended June 30, 2010. Our efforts to increase sales for our products outside the United States may not be successful and may not achieve higher sales or gross margins or contribute to profitability.

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

We operate in a highly regulated environment with international, federal, state and local governmental entities regulating many aspects of our business, including products and the importation of products. Regulations with which we must comply include accounting standards, taxation requirements (including changes in applicable income tax rates, new tax laws and revised tax law interpretations), trade restrictions, regulations regarding financial matters, environmental regulations, advertising directed toward children, safety and other administrative and regulatory restrictions. Compliance with these and other laws and regulations could impose additional costs on the conduct of our business. For example, the “Safer Consumer Product Alternatives” draft regulations proposed by the California Department of Toxic Substances Control on June 23, 2010 as part of a California “Green Chemistry” initiative designed to reduce or eliminate the use of certain materials in consumer products, may impose additional costs on our business if enacted. While we take steps that we believe are necessary to comply with these laws and regulations, there can be no assurance that we have achieved compliance or that we will be in compliance in the future. Failure to comply with the relevant regulations could result in monetary liabilities and other sanctions, which could have a negative impact on our business, financial condition and results of operations. In addition, changes in laws or regulations may lead to increased costs, changes in our effective tax rate, or the interruption of normal business operations that would negatively impact our financial condition and results of operations.

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

If we were required to record impairment charges related to the value of our intangible assets, such charges would have a negative impact on our results of operations.

Our intangible assets include the excess purchase price over the cost of net assets acquired, or goodwill, capitalized website development costs, patents, trademarks and licenses. Goodwill arose from our September 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, and our acquisition of substantially all the assets of Explore Technologies in July 1998. Total intangible assets are fully allocated to our United States business segment. Goodwill and other intangibles with indefinite lives are tested for impairment at least annually. In determining the existence of impairment, we consider changes in our strategy and in market conditions, which could result in adjustments to our recorded asset balances. Specifically, if the carrying values of our intangible assets are found to exceed their estimated fair values, we might be required to record impairment charges, which would decrease the carrying value of intangible assets and increase our net loss or reduce any net income. At June 30, 2010, intangible assets, net, totaled $27.2 million, of which $19.5 million was attributable to goodwill.

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

For example, at our 2009 Annual Meeting of Stockholders, an entity controlled by Mr. Ellison introduced proposals to amend our Amended and Restated Bylaws to allow stockholders to fill Board vacancies and to provide that we will not be governed by Section 203 of the Delaware General Corporation Law, which imposes restrictions upon business combinations and specified other transactions between us and any “interested stockholder” (generally, a holder of shares representing 15% or more of our outstanding voting power). Our Board of Directors did not solicit proxies for or against these proposals, nor did the Board make any recommendation for or against the proposals. Both of these proposals were adopted.

In addition, two of our directors, Philip B. Simon and Paul T. Marinelli, are President and Vice President, respectively, of Lawrence Investments, LLC, an entity also controlled by Mr. Ellison. As a result, as permitted by NYSE rules for controlled companies, our Compensation Committee and Nominating and Corporate Governance Committee are not composed entirely of independent directors.

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

All the factors discussed in this section, including timing of announcements in the public markets regarding new products, product enhancements or product recalls by us or our competitors, or any other material announcements could affect our stock price. Speculation in the media and analyst communities, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock and market trends unrelated to our stock can cause the price of our stock to change. A significant drop in the price of our stock could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, adversely affecting our business.

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

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith

3.01		Amended and Restated Certificate of Incorporation.	S-1	333-86898	3.03	7/22/2002

3.02		Amended and Restated Bylaws.	8-K	001-31396	3.01	6/5/2009

4.01		Form of Specimen Class A Common Stock Certificate.	10-K	001-31396	4.01	3/7/2006

4.02		Fourth Amended and Restated Stockholders Agreement, dated May 30, 2004, among LeapFrog and the investors named therein.	10-Q	001-31396	4.02	8/12/2003

10.01	*	Compensation Arrangements between LeapFrog and its Board of Directors.	10-Q	001-31396	10.07	5/4/2010

10.01	*	Amended and Restated 2002 Equity Incentive Plan					X

10.02	*	Amended and Restated 2002 Non-Employee Directors’ Stock Award Plan.					X

10.03		Letter Waiver dated June 2, 2010 with respect to Amended and Restated Loan and Security Agreement dated as of August 13, 2009 by and among LeapFrog, certain financial institutions (Lenders”) and Bank of America, N.A., as agent for the lenders					X

31.01		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	**	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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

LeapFrog Enterprises, Inc.
(Registrant)

/s/ William B. Chiasson
William B. Chiasson
Chief Executive Officer and President
(Principal Executive Officer)

Date: July 28, 2010

/s/ Mark A. Etnyre
Mark A. Etnyre
Chief Financial Officer
(Principal Financial Officer)

Date: July 28, 2010

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith

3.01	Amended and Restated Certificate of Incorporation.	S-1	333-86898	3.03	7/22/2002

3.02	Amended and Restated Bylaws.	8-K	001-31396	3.01	6/5/2009

4.01	Form of Specimen Class A Common Stock Certificate.	10-K	001-31396	4.01	3/7/2006

4.02	Fourth Amended and Restated Stockholders Agreement, dated May 30, 2004, among LeapFrog and the investors named therein.	10-Q	001-31396	4.02	8/12/2003

10.01 *	Compensation Arrangements between LeapFrog and its Board of Directors.	10-Q	001-31396	10.07	5/4/2010

10.01 *	Amended and Restated 2002 Equity Incentive Plan					X

10.02 *	Amended and Restated 2002 Non-Employee Directors’ Stock Award Plan.					X

10.03	Letter Waiver dated June 2, 2010 with respect to Amended and Restated Loan and Security Agreement dated as of August 13, 2009 by and among LeapFrog, certain financial institutions (Lenders”) and Bank of America, N.A., as agent for the lenders					X

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01 **	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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