Form 10-Q
period 2010-09-30
LEAPFROG ENTERPRISES INC
filed 2010-11-02
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of October 29, 2010, 37,692,561 shares of Class A common stock, par value $0.0001 per share, and 26,865,794 shares of Class B common stock, par value $0.0001 per share, respectively, of the registrant were outstanding.

LEAPFROG ENTERPRISES, INC.

PART I.

FINANCIAL INFORMATION

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,		December 31,
	2010	2009	2009
ASSETS	(Unaudited)		(See Note 1)
Current assets:
Cash and cash equivalents	$21,798	$29,537	$61,612
Accounts receivable, net of allowances for doubtful accounts of $894, $1,389 and $1,119, respectively	136,818	92,323	147,378
Inventories	82,957	71,570	28,180
Prepaid expenses and other current assets	10,341	9,948	7,378
Deferred income taxes	2,292	3,182	2,066

Total current assets	254,206	206,560	246,614
Long-term investments	2,681	5,000	3,685
Deferred income taxes	959	511	1,263
Property and equipment, net	15,143	14,396	14,268
Capitalized product costs, net	14,476	15,083	14,917
Intangible assets, net	25,826	22,384	22,214
Other assets	1,937	3,643	3,034

Total assets	$315,228	$267,577	$305,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,327	$58,678	$58,263
Accrued liabilities	33,167	31,128	39,821
Income taxes payable	524	629	242

Total current liabilities	122,018	90,435	98,326
Long-term deferred income taxes	13,139	14,442	12,745
Other long-term liabilities	2,324	2,562	2,231
Stockholders’ equity:
Class A Common Stock, par value $0.0001
Authorized - 139,500 shares; Issued and outstanding: 37,375, 36,881 and 36,894, respectively	4	4	4
Class B Common Stock, par value $0.0001 Authorized - 40,500 shares; Issued and outstanding: 27,141, 27,141 and 27,141, respectively	3	3	3
Treasury stock	(185)	(185)	(185)
Additional paid-in capital	385,487	375,205	380,040
Accumulated other comprehensive income (loss)	115	(271)	158
Accumulated deficit	(207,677)	(214,618)	(187,327)

Total stockholders’ equity	177,747	160,138	192,693

Total liabilities and stockholders’ equity	$315,228	$267,577	$305,995

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales	$137,955	$111,906	$242,775	$191,197
Cost of sales	79,969	64,119	149,610	116,583

Gross profit	57,986	47,787	93,165	74,614

Operating expenses:
Selling, general and administrative	18,699	21,738	57,556	62,135
Research and development	8,359	7,387	26,316	26,900
Advertising	11,728	7,107	19,781	13,608
Depreciation and amortization	2,958	2,485	8,504	8,023

Total operating expenses	41,744	38,717	112,157	110,666

Income (Loss) from operations	16,242	9,070	(18,992)	(36,052)

Other income (expense):

Interest income	62	108	176	456
Interest expense	(17)	(4)	(42)	(30)
Other, net	181	(864)	(1,203)	(1,632)

Total other income (expense)	226	(760)	(1,069)	(1,206)

Income (Loss) before income taxes	16,468	8,310	(20,061)	(37,258)
Provision for (Benefit from) income taxes	679	1,092	288	(5,138)

Net income (loss)	$15,789	$7,218	$(20,349)	$(32,120)

Net income (loss) per share:
Class A and B - basic	$0.25	$0.11	$(0.32)	$(0.50)
Class A and B - diluted	$0.24	$0.11	$(0.32)	$(0.50)

Weighted average shares used to calculate net income (loss) per share:
Class A and B - basic	64,433	64,106	64,271	63,873
Class A and B - diluted	65,319	64,262	64,271	63,873

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating Activities:
Net loss	$(20,349)	$(32,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,485	14,820
Unrealized foreign exchange gain	(336)	(1,668)
Deferred income taxes	79	(6,236)
Stock-based compensation expense	4,446	8,554
Impairment of investment in auction rate securities	—	426
Loss on disposal of long-term assets	—	1,130
Allowance for doubtful accounts	292	(1,356)
Other changes in operating assets and liabilities:
Accounts receivable, net	10,228	35
Inventories	(54,802)	(13,812)
Prepaid expenses and other current assets	(2,968)	1,005
Other assets	1,185	(1,434)
Accounts payable	30,086	2,975
Accrued liabilities and deferred revenue	(6,642)	(13,225)
Long-term liabilities	487	(964)
Income taxes payable	282	400
Other	535	1,648

Net cash used in operating activities	(22,992)	(39,822)

Investing activities:
Purchases of property and equipment	(7,504)	(4,095)
Capitalization of product costs	(5,891)	(5,628)
Purchases of other intangible assets	(5,335)	(235)
Sale of investments	1,004	—

Net cash used in investing activities	(17,726)	(9,958)

Financing activities:
Proceeds from stock option exercises and employee stock purchase plans	1,170	77
Net cash paid for payroll taxes on restricted stock unit releases	(258)	(263)

Net cash provided by (used in) financing activities	912	(186)

Effect of exchange rate changes on cash	(8)	402

Net change in cash and cash equivalents for the period	(39,814)	(49,564)
Cash and cash equivalents at beginning of period	61,612	79,101

Cash and cash equivalents at end of period	$21,798	$29,537

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

2.	Fair Values of Financial Instruments and Investments

Fair value is defined by authoritative guidance as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

•

Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. As of September 30, 2010, the Company’s did not hold any Level 1 assets.

•

Level 2 includes financial instruments for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument. Such inputs could be quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transactions (less active markets), or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data, including market interest rate curves, referenced credit spreads and pre-payment rates. The Company’s Level 2 assets and liabilities consist of outstanding foreign exchange forward contracts used to hedge its exposure to certain foreign currencies, including the British Pound, Canadian Dollar, Euro, and Mexican Peso. The Company’s outstanding foreign exchange forward contracts, all with maturities of approximately one month, had notional values of $21,650, $13,277 and $15,890 at September 30, 2010, December 31, 2009 and September 30, 2009, respectively. The fair market values of these instruments as of the same periods were $(180), $160 and $(171), respectively. The fair value of these contracts was recorded in prepaid expenses and other current assets for all periods presented.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

•

Level 3 includes financial instruments for which fair value is derived from valuation techniques, including pricing models and discounted cash flow models, in which one or more significant inputs, including the Company’s own assumptions, are unobservable. The Company’s Level 3 assets consist of investments in auction rate securities (ARS). Currently, there is no active market for these securities; therefore, they do not have readily determinable market values. The Company has engaged a third-party valuation firm to estimate the fair value of the ARS investments using a discounted cash flow approach, which was corroborated by a separate and comparable discounted cash flow analysis prepared internally. The assumptions used in preparing the discounted cash flow model are based on data available as of September 30, 2010 and include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. Given the current market environment, these assumptions are volatile and subject to change. Contractual maturity for the Company’s ARS investments ranges from 2033 to 2050.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2010, December 31, 2009 and September 30, 2009:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010:
Financial Assets:
Long-term investments	$2,681	-	-	$2,681

Total financial assets	$2,681	$-	$-	$2,681

Financial Liabilities:
Forward currency contracts	$180	$-	$180	$-

December 31, 2009:
Financial Assets:
Money market funds	$42,801	$42,801	$-	$-
Long-term investments	3,685	-	-	3,685
Forward currency contracts	160	-	$160	-

Total financial assets	$46,646	$42,801	$160	$3,685

September 30, 2009:
Financial Assets:
Certificates of deposit and money market funds	$24,201	$24,201	$-	$-
Long-term investments	5,000	-	-	5,000

Total financial assets	$29,201	$24,201	$-	$5,000

Financial Liabilities: Forward currency contracts	$171	$-	$171	$-

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

During the three month period ended September 30, 2010, the Company tendered for sale four of its ARS investments resulting in a cumulative gain of $260. The tendered holdings had been written down in previous years by $7,191. For the three and nine month periods ended September 30, 2010, the Company did not incur any gains or losses on its remaining ARS investments. For the nine months ended September 30, 2010, the Company accounted for the sale of ARS investments during the quarter as follows:

	Long-term Investments	Accumulated Other Comprehensive Income
	(Balance Sheets)	(Balance Sheets)
Balance at December 31, 2009	$3,685	$435
Adjustments as a result of sale of ARS investments	(1,004)	(194)

Balance at September 30, 2010	$2,681	$241

3.	Inventories

Inventories consisted of the following as of September 30, 2010 and 2009, and December 31, 2009:

	September 30,		December 31,
	2010	2009	2009
Raw materials	$2,603	$2,940	$1,739
Finished goods	80,354	68,630	26,441

Total	$82,957	$71,570	$28,180

4.	Intangible Assets, net

	September 30,		December 31,
	2010	2009	2009
Intellectual property, license agreements and other intangibles	$11,570	$6,235	$6,235
Less accumulated amortization	(5,293)	(3,400)	(3,570)

	$6,277	$2,835	$2,665
Goodwill	19,549	19,549	19,549

Intangible assets, net	$25,826	$22,384	$22,214

In February 2010, the Company acquired, for $5,335, intangible assets related to the rights to use an application-specific integrated circuit technology included in its Tag and Tag Junior reading systems. The purchased intangible assets are being amortized to operating expense on a straight-line basis over three years.

In 2004, the Company entered into a ten-year license agreement with a third party to use the third party’s technology in a Company platform and related products. The $6,000 license fee is included in intangible assets on the balance sheet and is being amortized to operating expense on a straight-line basis over the life of the contract.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The estimated future amortization expense of the Company’s intangible assets other than goodwill as of September 30, 2010 is as follows:

Fiscal Year	Amount
2010 (remainder of the year)	$625
2011	2,476
2012	2,378
2013	748
2014	50

Total	$6,277

The Company’s goodwill is related to its 1997 acquisition of substantially all the assets and business of its predecessor, LeapFrog RBT, and its 1998 acquisition of substantially all the assets of Explore Technologies and is allocated to the Company’s United States segment.

The Company most recently performed the annual test for impairment in December 2009 and concluded that its goodwill balance of $19,549 had not been impaired. At least quarterly, the Company considers the need to update its most recent annual impairment test based on management’s assessment of changes in its business, the economic environment and other factors occurring after the most recent annual evaluation. The most recent assessment was performed as of September 30, 2010 and, as of that date, management concluded that there were no impairment indicators as the assumptions used as a basis for the year-end assessment remained appropriate.

5.	Income Taxes

The Company’s effective income tax rates were 4.1% and (1.4)% for the three and nine month periods ended September 30, 2010, respectively, compared with 13.1% and 13.8%, respectively, for the same periods last year. The calculation of the effective tax rates for all periods included a non-cash valuation allowance recorded against the Company’s domestic deferred tax assets. Deferred tax liabilities and other long-term tax liabilities of $13,139 are reported as long-term liabilities on the balance sheet.

Income tax provisions for both the three and nine month periods ended September 30, 2010 were $679 and $288, respectively, compared with provisions for (benefits from) income taxes of $1,092 and $(5,138), respectively, for the same periods last year. The tax expense in the third quarter of 2010 was primarily attributable to the Company’s foreign operations. On a year to date basis, 2009 included a $6,229 benefit from the recognition of previously unrecognized tax benefits including accrued interest of $2,509 due to the expiration of applicable statutes of limitations.

The Company believes it is reasonably possible that the total amount of unrecognized income tax benefits in the future could decrease by up to $2,041, thereby improving net income (loss) by the same amount over the course of the next twelve months due to expiring statutes of limitations, the full amount of which would affect the Company’s effective income tax rate.

6.	Stock-Based Compensation

The Company offers two types of stock-based compensation awards to its employees, directors and certain consultants: stock options and restricted stock units (“RSUs”). Both award types can be used to purchase shares of the Company’s Class A common stock, are exercisable over a period not to exceed ten years, and are most commonly assigned four-year vesting periods.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The table below summarizes award activity for the nine months ended September 30, 2010:

	Stock Options	RSUs	Total Awards
Outstanding at December 31, 2009	8,003	521	8,524

Activity for the nine months ended September 30, 2010:
Grants	688	722	1,410
Stock option exercises/vesting RSUs	(360)	(158)	(518)
Retired or forfeited	(1,840)	(115)	(1,955)*

Total stock-based compensation awards	6,491	970	7,461

Total stock-based compensation awards available for grant at September 30, 2010			4,678

*	Amount includes 1,146 option shares and 30 RSUs forfeited by the former Chief Executive Officer in connection with his resignation as an officer and employee of the Company.

The table below summarizes stock-based compensation expense for the three and nine month periods ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
SG&A:
Stock options	$689	$2,102	$2,117	$5,727
RSUs/RSAs	585	499	1,405	1,728

Total SG&A	1,274	2,601	3,522	7,455
R&D:
Stock options	155	196	576	557
RSUs/RSAs	110	185	348	543

Total R&D	265	381	924	1,100

Total stock-based compensation expense	$1,539	$2,982	$4,446	$8,555

Stock-based compensation expense is calculated based on the fair value of each award on the grant date. In general, the fair value for stock option grants with only a service condition is estimated using the Black-Sholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected term of option in years	4.86	6.25	5.72	5.92
Volatility rate	58.5%	55.0%	56.3%	46.9%
Risk-free interest rate	1.6%	2.9%	2.4%	2.3%
Dividend yield rate	0%	0%	0%	0%

During the nine months ended September 30, 2009, LeapFrog granted options to certain executives and board members to purchase an aggregate of 2,705 shares of our Class A common stock that vest based upon a service condition and a market condition. Based on the existence of the market condition requirement for vesting, the fair value of these stock options was estimated on the date of the grant using a Monte-Carlo simulation. The simulation generates a defined number of stock price paths to develop a reasonable estimate of future expected stock price ranges based on vesting requirements and the assumed exercise behavior of the grants. The model assumes options will be exercised uniformly over the remaining life if and when the vesting and market conditions are met. All other assumptions are consistent with option grants that vest solely upon a service condition.

There were no stock options grants valued using a Monte-Carlo simulation during the nine months ended September 30, 2010.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

7.	Derivative Financial Instruments

At September 30, 2010, December 31, 2009 and September 30, 2009, the Company had outstanding foreign exchange forward contracts with notional values of $21,650, $13,277 and $15,890, respectively. The gains and losses on these instruments are recorded in “other income (expense)” in the consolidated statements of operations. Gains and losses from foreign exchange forward contracts, net of gains and losses on the underlying transactions denominated in foreign currency, for the three and nine month periods ended September 30, 2010 and 2009 are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gain (loss) on foreign exchange forward contracts	$(137)	$(314)	$93	$(74)
Gain (loss) on underlying transactions denominated in foreign currency	250	137	(298)	(383)

Net gain (loss)	$113	$(177)	$(205)	$(457)

8.	Comprehensive Net Income (Loss)

Comprehensive net income (loss) consists of net income (loss) and gains and losses incurred from translating the foreign currency-denominated financial statements of the Company’s subsidiaries into U.S. dollars, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$15,789	$7,218	$(20,349)	$(32,120)
Currency translation adjustments	858	81	74	1,504
Temporary impairment gain (loss) on investments	-	(70)	-	464
Tax expense allocated to temporary gain (loss) on investments	-	28	-	(184)

Comprehensive net income (loss)	$16,647	$7,257	$(20,275)	$(30,336)

9.	Net Income (Loss) per Share

For all periods presented, common share equivalents are excluded from the calculations of net loss per share, as their effect on net income loss per share would be antidilutive. Outstanding weighted average common stock equivalents of Class A shares excluded from the calculations were 886 for the three month period ended September 30, 2010, and 851 for the three month period ended September 30, 2009.

The following table sets forth the computation of basic and diluted net income (loss) per share for three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(Numerator)
Net income (loss)	$15,789	$7,218	$(20,349)	$(32,120)
(Denominator)
Weighted average shares outstanding during period:
Class A and B - basic	64,433	64,106	64,271	63,873
Class A and B - diluted	65,319	64,262	64,271	63,873
Net income (loss) per share:
Class A and B - basic	$0.25	$0.11	$(0.32)	$(0.50)
Class A and B - diluted	$0.24	$0.11	$(0.32)	$(0.50)

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

The borrowing availability varies according to the levels of our accounts receivable, and cash and investment securities deposited in secured accounts with the lenders. Subject to the level of this borrowing base, the Company may make and repay borrowings from time to time until the maturity of the facility. The interest rate is, at the Company’s election, Bank of America, N.A.’s prime rate (or base rate) or a LIBOR rate defined in the loan agreement, plus, in each case, an applicable margin. The applicable margin for a loan depends on the average daily availability for the most recent fiscal quarter and the type of loan. Availability under this agreement was $75,000 as of September 30, 2010.

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

The Company had no borrowings outstanding under this agreement as of September 30, 2010.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The table below shows certain information by segment for the three and nine month periods ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales:
United States	$110,765	$89,856	$192,099	$150,875
International	27,190	22,050	50,676	40,322

Totals	$137,955	$111,906	$242,775	$191,197

Income (Loss) from operations:
United States	$11,419	$2,283	$(23,429)	$(42,495)
International	4,823	6,787	4,437	6,443

Totals	$16,242	$9,070	$(18,992)	$(36,052)

For the periods presented, no country other than the United States accounted for 10% or more of the Company’s consolidated net sales.

12.	Contingencies

From time to time, in the normal course of business, the Company is a party to various pending claims and lawsuits.

On April 30, 2010, NovelPoint Learning LLC (“NovelPoint”) (f/k/a Intuit Educational Ventures LLC) sued the Company in the United States District Court for the Eastern District of Texas alleging that its Tag and Tag Jr. products infringe U.S. Patent No. 6,330,427 (Case No. 6:10-cv-229). NovelPoint is seeking unspecified monetary damages and attorney’s fees. The court has not yet set a discovery schedule for the case. The Company intends to defend itself vigorously.

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

Our Business

LeapFrog (“LeapFrog” or “we”), founded in 1995 and incorporated in 1997 in the State of Delaware, designs, develops and markets a family of innovative technology-based learning platforms and related proprietary content primarily for infants and for children through age nine, both at home and in schools around the world. Our product portfolio consists of standalone learning toys, interactive reading systems, educational gaming systems, and software-based book and game content. We have developed a number of learning platforms, including the Leapster and Leapster Explorer mobile learning game systems and Tag and Tag Junior reading systems that support a broad library of software titles. These and others of our products connect to our proprietary online Learning Path, which provides parents with personalized learning feedback and children with richer interactive learning experiences. We offer more than 340 interactive software titles for our platforms, covering subjects such as phonics, reading, writing, and math. Our products are available in four languages and are sold globally through retailers, distributors, directly to consumers via the leapfrog.com web-store, and directly to schools. Our mission is to inspire children with a lifelong love of learning and reading and to empower parents with personalized tools that will help them advance their children’s learning progress.

We generate revenue from selling platform hardware, including our Tag and Tag Junior reading systems, our Leapster family educational mobile learning platforms, and a range of learning toys. We also generate revenue from the sale of a wide range of content for our platforms that we develop based on licensed characters or using LeapFrog-owned characters.

We introduced the LeapFrog Learning Path, a web-based service that helps parents track what their children are learning with our web-connected products, in the United States and Canada in 2008 and in the United Kingdom in early 2009. Learning Path gives our consumers access to a variety of downloadable content and to online rewards programs that encourage learning. Learning Path also makes it easier for our consumers to “age up” with our products. Parents are able to “see the learning” and gain personalized insight into their child’s learning progress. Many of our products, including the Tag and Tag Junior reading systems, the Leapster2 and Leapster Explorer mobile learning systems, and My Pal Scout and My Pal Violet are designed to connect to the Learning Path.

We introduced LeapWorld, the latest addition to our Learning Path strategy, on a limited basis in 2009, and more broadly in 2010. LeapWorld is an online learning environment for children that enriches the LeapFrog product experience and increases engagement with our products by allowing children to play online games, customize their offline game experience, access new content, watch trailers for new games and view demonstrations. LeapWorld is currently accessible to all registered users of Leapster2, Leapster Explorer, Tag and Tag Junior platforms.

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

A decline in sales for the first three quarters of 2009 compared to 2008 and improved consumer demand during the fourth quarter of 2009 compared to the fourth quarter of 2008 resulted in low retail inventory levels at the end of 2009. We believe that these low inventory levels had a positive effect on the year over year growth in net sales in the first three quarters of 2010. However, despite some signs of modest economic recovery, we still face significant risk associated with reduced consumer spending, especially in light of sustained decline in consumer confidence. Retailers continued to exhibit conservative ordering patterns through the third quarter of 2010, particularly in light of the relatively low retail inventory levels to start 2010, and we have continued to offer discounts and coupons to help drive consumer sales (and may have to continue to offer such incentives for the remainder of the year, which could negatively impact our gross margin). The potential business risk for us from macroeconomic conditions anticipated for the remainder of 2010 is discussed further in Part II. Item 1A.—Risk Factors— “Economic declines have had a material adverse effect on our sales, and a slow recovery could prevent us from achieving our financial goals in 2010 and beyond,” “Retailer liquidity problems could harm our liquidity and financial results,” and “Our liquidity may be insufficient to meet the long-term or periodic needs of our business.”

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

We significantly reduced our cost structure to remain competitive in a historically severe economic environment in 2009. For example, during the second quarter of 2009, we sublet a portion of our headquarter facilities in Emeryville, California. During the fourth quarter of 2009, we consolidated the administrative operations of our subsidiaries in France and the United Kingdom. Further, throughout the year we continued to automate and simplify our operational processes, reduced staffing levels, and spent less on non-targeted advertising. Thus far in 2010 we have benefitted from reduced selling, general, and administrative expenses as a result of the actions taken in 2009 and we expect these expenses to remain at this level for the remainder of the year.

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

Our strategic priorities for the remainder of 2010 and beyond are to invest in our core categories of interactive reading, mobile learning and learning toys, and in on-line capabilities including LeapWorld and LeapFrog Learning Path. Our marketing will be aimed at increasing consumer sales in each of our core product lines, driving content sales to be a greater percentage of our overall sales, and catalyzing new growth in the children’s learning toy category. In 2009, we launched new connected products and content in our reading and gaming lines, and expanded our learning toy line. Thus far in 2010, we have introduced the most new learning toys in a single year including, Twinkle Twinkle Little Scout, our new My First Book products and, My Own Leaptop, our second major connected learning toy product line after My Pal Scout and My Pal Violet. We also successfully launched our Leapster Explorer mobile learning and play system.

Consolidated Results of Operations

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2010	2009	2010 vs 2009	2010	2009	2010 vs 2009

Net sales	$ 138.0	$ 111.9	23%	$ 242.8	$ 191.2	27%
Gross margin *	42%	43%	(1)**	38%	39%	(1)**
Operating expenses	41.7	38.7	8%	112.2	110.7	1%
Income (Loss) from operations	16.2	9.1	78%	(19.0)	(36.1)	47%
Net income (loss) per share :
Basic	$ 0.25	$ 0.11	127%	$ (0.32)	$ (0.50)	36%
Diluted	$ 0.24	$ 0.11	118%	$ (0.32)	$ (0.50)	36%

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Net sales for the three and nine month periods ended September 30, 2010 increased 23% and 27%, respectively, as compared to the same periods in 2009. The increase for the nine month period was driven by the launch of Leapster Explorer in June 2010, three full quarters of sales of our Scout line of learning toys, which we launched late in the second quarter of 2009, and significantly lower retail inventory levels leading into the first and second quarters of 2010 as compared to 2009. The increase for the three month period was primarily due to strong sales of Leapster Explorer, launched in 2010. Net sales for the three and nine months ended September 30, 2010 were not materially affected by foreign currency exchange rates.

Gross margin for both the three and nine month periods ended September 30, 2010 declined one percentage point from the same periods in 2009 due primarily to inventory-related adjustments and an increase in shipping costs associated with our international segment, partially offset by a reduction in global warehousing expense and lower inventory-related reserves given the higher quality of ending inventory.

Operating expenses for the three months ended September 30, 2010 increased 8% over the same period of 2009 due primarily to an increase in advertising to support the launch of Leapster Explorer and to build consumer awareness of the Tag Reading System.

Income (Loss) from operations for the three and nine month periods ended September 30, 2010 improved by 78% and 47%, as compared to the same periods in 2009. Improvements for both periods were driven primarily by strong net sales increases, offset by modest operating expense increases for the three and nine month periods ended September 30, 2010 as compared to the same periods of 2009.

Our basic and diluted net income (loss) per share for the three month period ended September 30, 2010 improved 127% and 118%, respectively, relative to the corresponding period of 2009. Our basic and diluted net income (loss) per share for the nine month period ended September 30, 2010 both improved 36% relative to the corresponding period of 2009. The improvement for the third quarter of 2010 included a $0.3 million gain on the sale of auction rate securities as compared to a $0.4 million impairment recorded during the third quarter of 2009. The improvement for nine month period was not as significant as the three month period due to the recognition of a $6.2 million tax benefit related to the expiration of applicable statutes of limitation in the second quarter of 2009.

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

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2010	2009	2010 vs 2009	2010	2009	2010 vs 2009

SG&A expenses	$ 18.7	$ 21.7	-14%	$ 57.6	$ 62.1	-7%
As a percent of net sales	14%	19%	(5)*	24%	32%	(8)*

*	Percentage point change

SG&A expenses for the three and nine month periods ended September 30, 2010 declined 14% and 7%, respectively, as compared to the same periods in 2009. The decrease for both periods was primarily driven by reductions in headcount resulting in lower overall employee related expenses.

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

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2010	2009	2010 vs 2009	2010	2009	2010 vs 2009

R&D expenses	$ 8.4	$ 7.4	14%	$ 26.3	$ 26.9	-2%
As a percent of net sales	6%	7%	(1)*	11%	14%	(3)*

*	Percentage point change

R&D expenses for the three month period ended September 30, 2010 increased 14% as compared to the same period in 2009 due primarily to an increase in costs associated with development of our ecosystem and, to a lesser degree, an increase in consulting fees related to intellectual property development.

Advertising Expenses

Advertising expenses consist of costs associated with marketing, advertising and promoting our products, including customer-related discounts and promotional allowances.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2010	2009	2010 vs 2009	2010	2009	2010 vs 2009

Advertising expenses	$ 11.7	$ 7.1	65%	$ 19.8	$ 13.6	46%
As a percent of net sales	8%	6%	2*	8%	7%	1*

*	Percentage point change

Advertising expenses for the three and nine month periods ended September 30, 2010 increased 65% and 46%, respectively, as compared to the same periods in 2009. The year over year increases in both periods were primarily driven by increased costs to support the launch of Leapster Explorer and to build consumer awareness of the Tag Reading System.

Other Income (Expense)

The components of other income (expense) were as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2010	2009	2010 vs 2009	2010	2009	2010 vs 2009

Other income (expense):
Interest income	$-	$0.1	-100%	$0.2	$0.5	-60%
Other, net	0.2	(0.9)	122%	(1.2)	(1.6)	25%

Total	$0.2	$(0.8)	125%	$(1.0)	$(1.1)	9%

Other income (expense) improved for the three and nine month periods ended September 30, 2010 as compared to the same periods of 2009, resulting primarily from the stabilization of the fair values of our auction rate securities. Additionally, we recorded a gain on sale of $0.3 million in each of the three and nine month periods ended September 30, 2010 as compared to impairment charges of $0.4 million related to our investment in auction rate securities in both of the same periods in 2009. The improvement in the other, net category for the nine month period was offset by an increase in amortization of fees related to the amended asset-based revolving credit facility entered into on August 13, 2009.

Interest income decreased during both periods reflecting a reduction in the average balance of interest-bearing investments as well as lower interest rates in 2010 as compared to 2009.

Income Taxes

Our provisions for (benefits from) income taxes were $0.7 million and $0.3 million and our effective tax rates were 4.1% and (1.4)%, respectively, for the three and nine months ended September 30, 2010. Our pretax income (loss) was $16.5 million and $(20.1) million for the same periods, respectively. Our provisions for (benefit from) income taxes were $1.1 million and $(5.1) million and our effective tax rates were and 13.1% and 13.8%, respectively, for the same periods last year. The pretax income (loss) for these time periods last year were $8.3 million and $(37.3) million. Calculation of the effective tax rates for all periods included a non-cash valuation allowance recorded against our domestic deferred tax assets.

The tax expense for 2010 is attributable to our foreign operations and amortization of the deferred tax liability for goodwill. The tax benefits for 2009 were primarily attributable to the recognition of previously unrecognized tax benefits due to expirations of statutes of limitations in the amount of $6.2 million.

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

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2010	2009	2010 vs 2009	2010	2009	2010 vs 2009

Net sales	$110.8	$89.9	23%	$192.1	$150.9	27%
Gross margin *	44%	40%	4**	40%	37%	3**
Operating expenses	37.3	33.6	11%	100.5	98.9	2%
Income (Loss) from operations	$11.4	$2.3	396%	$(23.4)	$(42.5)	45%

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Net sales for the three and nine month periods ended September 30, 2010 increased 23% and 27%, respectively, as compared to the same periods in 2009. The increase for the nine month period was driven by the launch of Leapster Explorer in June 2010, three full quarters of sales of our Scout line of learning toys, which we launched late in the second quarter of 2009, and significantly lower retail inventory levels leading into the first and second quarters of 2010 as compared to 2009. The increase for the three month period was primarily due to strong sales of Leapster Explorer, launched in 2010.

Gross margin for the three and nine month periods ended September 30, 2010 increased four and three percentage points from the same periods in 2009 due primarily to improved product mix, lower warehousing expense, and higher quality ending inventory resulting in lower inventory-related reserves, partially offset by higher discounting.

Operating expenses for the three months ended September 30, 2010 increased 11% from the same period of 2009 due primarily to an increase in advertising primarily to support the launch of Leapster Explorer and to build consumer awareness of the Tag Reading System.

Income (Loss) from operations for the three and nine month periods ended September 30, 2010 improved by 396% and 45%, respectively, as compared to the same periods in 2009. Improvements for both periods were driven primarily by strong net sales increases, offset by moderate operating expense increases for the three and nine month periods ended September 30, 2010 as compared to the same periods of 2009.

International Segment

The International segment includes the net sales and related expenses directly associated with selling our products to national and regional mass-market and specialty retailers and other outlets through our offices in the United Kingdom, France, Canada and Mexico as well as through distributors in markets such as Spain, Germany, Australia, Japan and China.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2010	2009	2010 vs 2009	2010	2009	2010 vs 2009

Net sales	$ 27.2	$ 22.0	24%	$ 50.7	$ 40.3	26%
Gross margin *	34%	54%	(20)**	32%	45%	(13)**
Operating expenses	4.4	5.1	-14%	11.7	11.8	-1%
Income (Loss) from operations	$ 4.8	$ 6.8	-29%	$ 4.4	$ 6.4	-31%
*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Net sales for the three and nine month periods ended September 30, 2010 increased 24% and 26%, respectively, as compared to the same periods in 2009. The increase for the nine month period was driven by the launch of Leapster Explorer in June 2010, three full quarters of sales of our Scout line of learning toys, which we launched late in the second quarter of 2009, and significantly lower retail inventory levels leading into the first and second quarters of 2010 as compared to 2009. The increase for the three month period was primarily due to strong sales of Leapster Explorer, learning toys and Tag reading systems. Net sales for the three months ended September 30, 2010 were unaffected by foreign currency exchange rates, while the nine months ended September 30, 2010 included a two percentage point positive impact from changes in currency exchange rates.

Gross margin for the three and nine month periods ended September 30, 2010 decreased 20 and 13 percentage points, respectively, as compared to the same period of 2009. Both 2009 periods included a benefit from an inventory-related adjustment resulting in a departure from historical gross margin levels. In addition, both 2010 periods were impacted by higher shipping costs and an increased use of discounts, offset somewhat by lower warehousing expense.

Operating expenses for the three months ended September 30, 2010 decreased 14% from the same period of 2009 due primarily to reduced head count resulting in lower employee related expenses.

Income from operations for the three month period ended September 30, 2010 decreased by 29% and 31%, respectively, as compared to the same periods in 2009. The declines for both periods were due to lower gross margins for the periods ended September 30, 2010 as compared to 2009.

Financial Condition

Cash and cash equivalents totaled $21.8 million and $29.5 million at September 30, 2010 and 2009, respectively. As of September 30, 2010 we held only cash.

As of September 30, 2010, we held $2.7 million, stated at fair value, in long-term investments in auction rate securities. Due to the illiquidity of these investments, we have not included and do not intend, for the foreseeable future, to include them as potential sources of liquidity in our future cash flow projections. Thus, we do not anticipate that future declines in value, if any, will have an adverse impact on our future ability to support operations and meet our obligations as they come due.

We have an asset-backed revolving credit facility, which is discussed in more detail below, with a potential borrowing availability of $75.0 million. There were no borrowings outstanding on this line of credit at September 30, 2010.

Our accumulated deficit of $207.7 million at September 30, 2010 is not expected to have an impact on our future ability to operate, given our anticipated cash flows from operations, and the availability of our credit facility.

Future capital expenditures are primarily planned for new product development and purchases related to the upgrading of our information technology capabilities. We expect that capital expenditures for the remainder of 2010, including those for capitalized content and website development costs, will be funded with cash flows generated by operations and will be considerably lower than in 2009. Capital expenditures were $18.7 million, including a $5.4 million purchase of intangible assets for the nine months ended September 30, 2010, and $10.0 million for the same period of 2009.

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

We had no borrowings outstanding under this agreement at September 30, 2010. However, subsequent to September 30, 2010 we borrowed a total of $35 million on the credit facility based on timing of payments due to our manufacturers for inventory to be sold during the holiday season. This borrowing was a LIBOR loan, with an interest rate per annum of 4.38% through the final repayment date. We expect to have fully paid back all borrowed funds by no later than December 31, 2010.

Cash Sources and Uses

The table below shows our sources and uses of cash for the nine month periods ended September 30, 2010 as compared to the same period in 2009.

	Nine Months Ended September 30,		% Change

(Dollars in millions)	2010	2009	2010 vs 2009

Cash flows provided by (used in):
Operating activities	$ (23.0)	$ (39.8)	42%
Investing activities	(17.7)	(10.0)	-77%
Financing activities	0.9	(0.2)	550%
Effect of exchange rate fluctuations on cash	—	0.4	100%

Decrease in cash and cash equivalents	$ (39.8)	$ (49.6)	20%

Cash flow used in operations for the nine month period ended September 30, 2010 decreased $16.8 million or 42%, as compared to the same period in 2009 due primarily to significantly higher inventory purchases to satisfy increased retailer inventory orders, offset partially by an increase in associated accounts payable and accounts receivable.

Net cash used in investing activities increased by $7.7 million or 77% for the nine months ended September 30, 2010 as compared to the same period of 2009 due primarily to a $5.4 million purchase of intangible assets related to the technology for our Tag reading system. The remaining increase is related to various computer software upgrades and maintenance as well as new software purchases to further automate processes and better support operations.

Net cash provided by financing activities increased $1.1 million or 550% for the nine months ended September 30, 2010 as compared to the same period of 2009 due primarily to an increase in employee stock option exercises in response to a higher average Company stock price during the 2010 period as compared to 2009.

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

We have made no material changes to any of our critical accounting policies through September 30, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and market our products primarily in North America and, to a lesser extent, in Europe and the rest of the world. We are billed by and pay our third-party manufacturers in U.S. dollars (“USD”). Sales to our international customers are transacted primarily in the country’s local currency. As a result, our financial results could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements but the program does not always eliminate our exposure to movements of currency exchange rates. Our net hedging activities for the three and nine month periods ended September 30, 2010 and 2009 are summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Gain (loss) on foreign exchange forward contracts	$(137)	$(314)	$93	$(74)
Gain (loss) on underlying transactions denominated in foreign currency	250	137	(298)	(383)

Net gain (loss)	$113	$(177)	$(205)	$(457)

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts outstanding as of September 30, 2010 follows:

	As of September 30, 2010
	Average Forward Exchange Rate per $1	Notional Amount in Local Currency *	Fair Value of Instruments in USD **
Currencies:
British Pound (USD/GBP)	1.571	6,526	$29
Euro (USD/Euro)	1.364	1,946	(159)
Canadian Dollar (CAD/USD)	1.028	6,429	(35)
Mexican Peso (MXP/USD)	12.605	38,096	(15)

			$(180)

*	In thousands of local currency
**	In thousands of USD

Cash equivalents and short-term and long-term investments are presented at fair value on our balance sheet. We invest our excess cash in accordance with our investment policy. At September 30, 2010 we did not hold any cash equivalents. As of December 31, 2009, our excess cash was invested only in money market funds. As of September 30, 2009, our excess cash was invested in both certificates of deposit and money market funds. Any adverse changes in interest rates or securities prices may decrease the value of our investments and operating results.

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

Based upon the controls evaluation, our CEO and CFO have concluded that our disclosure controls were effective as of September 30, 2010.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, in the normal course of business, we are party to various pending claims and lawsuits.

On April 30, 2010, NovelPoint Learning LLC (“NovelPoint”) (f/k/a Intuit Educational Ventures LLC) sued us in the United States District Court for the Eastern District of Texas alleging that our Tag and Tag Jr. products infringe U.S. Patent No. 6,330,427 (Case No. 6:10-cv-229). NovelPoint is seeking unspecified monetary damages and attorney’s fees. The court has not yet set a discovery schedule for the case. We intend to defend ourselves vigorously.

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

We do not have long-term agreements with any of our retailers. As a result, agreements with respect to pricing, shelf space, cooperative advertising or special promotions, among other things, are subject to periodic negotiation with each retailer. Retailers are continually re-evaluating shelf space allocations to optimize store traffic and financial returns. This process has placed increasing pressure on the toy aisle which in some instances has been reduced or may, in the future, be reduced in size. In addition, retailers make no binding long-term commitments to us regarding purchase volumes and make all purchases by delivering one-time purchase orders. If any of these retailers reduce their purchases from us, change the terms on which we conduct business with them or experience a future downturn in their business or constraint on their credit and ability to pay their invoices as they become due, our business and operating results could be harmed.

Our growing strategic focus on web-based products and customer relationship management may not yield the returns we expect, and may limit the adoption of our products in some international markets.

Our efforts to build a marketing and sales model that relies more on linking directly to consumers through the Internet remains in its early stages and we cannot be sure whether we will realize our expected return on investment. Many of our current and planned key products, such as the Tag reading system, Leapster2, Leapster Explorer and some of our recent learning toys, are built as web-enabled products designed to be connected to a computer that has Internet access in order to access content and features. As we focus on web-enabled products and consumer relationship management, any resistance by parents to buying children’s products requiring installation of software and connecting the product to a computer could have a more pronounced effect on our business. Also, launch or adoption of web-enabled products may be limited in regions where broadband Internet access is not widespread, such as in some international markets. If parents fail to sign up for the Learning Path or to use it at the rates we expect, or choose not to permit us to send them marketing e-mail, or if our web efforts prove ineffective at generating repeat customers, our investment in building, maintaining and improving our web-based services may not yield the return on our investment that we anticipate. See also “System failures in our web-based services or store could harm our business.”

Economic declines have had a material adverse effect on our sales, and a slow recovery could prevent us from achieving our financial goals in 2010 and beyond.

The global economic crisis and the drastic deterioration of consumer sales in late 2008 led to a severe drop-off in our sales beginning in the fourth quarter of 2008 and continuing through the third quarter of 2009. We rely heavily on sales to retailers during the third and fourth quarters of each year to achieve our overall sales goals. Also, we rely on strong consumer sales in these periods to prevent build-up of retail inventory. Any such inventory build-up can have a continuing negative effect on our sales in the first and second quarters of the next year. Our first, second and third quarter net sales declined by 49%, 28% and 43% respectively in 2009 compared to 2008. Many economists predict that economic difficulties may continue for a prolonged period and that any recovery may be weak and subject to set-backs.

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

We recently changed our CEO and CFO, with our former CEO becoming our Executive Chairman, our former CFO becoming CEO, and our former Corporate Controller becoming CFO. In addition, effective October 1, 2010, our Chief Operations Officer assumed the responsibilities of President and Chief Operating Officer. Transition associated with such changes has required and may continue to require significant management attention and consume time and resources, potentially having an adverse effect on our business. Furthermore, we cannot provide any assurances that we will retain our management and other key employees for the period necessary for us to return to significant profitability. Competition for high caliber personnel is strong in our area and industry, and the ability to retain key employees during a revitalization effort can be difficult. The unexpected future loss of services of members of our executive management team or other key employees could have an adverse effect on our business. If we are unable to retain key personnel, then it may be difficult for us to maintain a competitive position within our industry or implement our strategic priorities.

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

The high degree of seasonality of our business places stringent demands on our inventory forecasting and production planning processes. This was especially true in the last part of 2009 as we maintained lower inventory levels and produced additional inventory only as we developed greater certainty about retailer demand for our products. This inventory management approach may be particularly challenging when combined with “just-in-time” inventory management systems increasingly used by retailers as they remain cautious about future inventory levels. See also “Our business is seasonal, and our annual operating results depend, in large part, on sales relating to the brief holiday season” above. If we fail to meet tight shipping schedules, we could damage our relationships with retailers, increase our shipping costs or cause sales opportunities to be delayed or lost. In order to be able to deliver our merchandise on a timely basis, we need to maintain adequate inventory levels of the desired products. If our inventory forecasting and production planning processes result in our maintaining manufacturing inventory in excess of the levels demanded by our customers, we could be required to record inventory write-downs for excess and obsolete inventory, which would adversely affect our operating results. If the inventory of our products held by retailers is too high, they may not place or may reduce orders for additional products, which would unfavorably impact our future sales and adversely affect our operating results.

We rely on a limited number of manufacturers, virtually all of which are located in China, to produce our finished products, and our reputation and operating results could be harmed if they fail to produce quality products in a timely and cost-effective manner and in sufficient quantities.

We outsource substantially all of our finished goods assembly using several Asian manufacturers, most of which manufacture our products at facilities in the Guangdong province in the southeastern region of China. We depend on these manufacturers to produce sufficient volumes of our finished products in a timely fashion, at satisfactory quality and cost levels and in accordance with our and our customers’ terms of engagement. We believe the recent economic downtown has caused manufacturers to scale back their output capacity to match demand. Accordingly, if we determine that we need to order larger quantities of our products to meet customer demand, we may encounter delays and shortfalls in shipments based on manufacturer capacity issues. Such delays could have a particularly significant impact on our business to the extent that retailers attempt to manage their inventory levels by delaying orders, which may lead to shorter lead times to match changes in consumer demand. In addition, the costs of using contract manufacturers are subject to increase, which has had, and could continue to have, a negative impact on our cost of goods sold. Since the fourth quarter of 2009, commodity and labor costs in China have increased due to a variety of factors, including tightening Chinese labor markets, delays in ramping up production of raw materials to meet growing demand for finished goods, and the recent revaluation of Chinese currency to permit it to rise slightly in value versus the U.S. dollar, among other things, leading to increased prices for us with some of our contract manufacturers. We expect that manufacturing costs will continue to increase in 2010 and 2011. Furthermore, in the recent past, there have been product quality and safety issues for other producers of toys and other companies that manufacture goods in China. If our manufacturers fail to produce quality finished products on time, at expected cost targets and in sufficient quantities, or if any of our products are found to be tainted or otherwise raise health or safety concerns, our reputation and operating results would suffer.

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

In the course of our business, we periodically receive claims of infringement or otherwise become aware of potentially relevant patents, copyrights, trademarks or other intellectual property rights held by other parties. For example we recently settled a trademark suit and, since April 2010, we have been subject to a patent suit, relating to our Tag reading systems. Responding to any infringement claim, regardless of its validity, may be costly and time-consuming and may divert our management and key personnel from our business operations. If we, our distributors or our manufacturers are adjudged to be infringing the intellectual property rights of any third party, we or they may be required to obtain a license to use those rights, which may not be obtainable on reasonable terms, if at all. We also may be subject to significant damages or injunctions against the development and sale of some of our products or against the use of a trademark or copyright in the sale of some of our products. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all the liability that could be imposed.

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

If retailers encounter liquidity problems due to weak sales or their inability to raise sufficient capital because of credit constraints, we may not be able to collect the accounts receivable we generate based on the orders we fulfill. In 2008 and 2009, some retailers did not pay us in a timely manner and others indicated that they would be unable to pay any vendors. In addition, there were a number of bankruptcies among prominent retailers. Where retailers file for bankruptcy protection, we are likely to collect less money than we are owed, and may collect nothing, particularly when the retailer had significant secured debt ahead of our claims. If any of our retailers suspend or reduce payments to us or file for bankruptcy protection, the resulting bad debt expense we would incur would have an adverse effect on our results of operations. In our balance sheet as of September 30, 2010, our accounts receivable balance was reduced by an estimated allowance for doubtful accounts of $0.9 million, which could increase if retailers continue to struggle or more bankruptcies were filed. In addition to collection risk, we may decide not to accept orders from troubled retailers, which would further reduce sales.

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

We derived approximately 19% and 21% of our net sales from markets outside the United States during 2009 and 2008, respectively, and 20% during the nine months ended September 30, 2010. Our efforts to increase sales for our products outside the United States may not be successful and may not achieve higher sales or gross margins or contribute to profitability.

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

Our intangible assets include the excess purchase price over the cost of net assets acquired, or goodwill, capitalized website development costs, patents, trademarks and licenses. Goodwill arose from our September 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, and our acquisition of substantially all the assets of Explore Technologies in July 1998. Total intangible assets are fully allocated to our United States business segment. Goodwill and other intangibles with indefinite lives are tested for impairment at least annually. In determining the existence of impairment, we consider changes in our strategy and in market conditions, which could result in adjustments to our recorded asset balances. Specifically, if the carrying values of our intangible assets are found to exceed their estimated fair values, we might be required to record impairment charges, which would decrease the carrying value of intangible assets and increase our net loss or reduce any net income. At September 30, 2010, intangible assets, net, totaled $25.8 million, of which $19.5 million was attributable to goodwill.

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

ITEM 5. OTHER INFORMATION.

On October 13, 2010 we began drawing on our $75.0 million asset-based revolving credit facility (the “Credit Facility”) governed by the Amended and Restated Loan and Security Agreement, dated as of August 13, 2009 (as amended, the “Loan Agreement”), by and among us, certain financial institutions, and Bank of America, N.A. The Loan Agreement was filed as Exhibit 10.02 to our Quarterly Report on Form 10-Q on November 3, 2009. For a summary of the material terms of the Loan Agreement, including payment and acceleration provisions and covenants, see our Quarterly Report on Form 10-Q filed on November 3, 2009.

As previously disclosed on our Current Report on Form 8-K filed on October 25, 2010, we drew an aggregate of $20.0 million under the Credit Facility. On November 1, 2010, we drew an additional $15.0 million at an annual interest rate of 4.38%. The proceeds will be used to fund our working capital needs. Cash flow used in operations tends to be highest in the third quarter, as collections from prior accounts receivables taper off and we invest heavily in inventory in preparation for the fourth quarter holiday season. Cash flow generally turns positive again in the fourth quarter as we start to collect on holiday season accounts receivables. We anticipate repaying all draws prior to December 31, 2010.

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith

3.01		Amended and Restated Certificate of Incorporation.	S-1	333-86898	3.03	7/22/2002

3.02		Amended and Restated Bylaws.	8-K	001-31396	3.01	6/5/2009

4.01		Form of Specimen Class A Common Stock Certificate.	10-K	001-31396	4.01	3/7/2006

4.02		Fourth Amended and Restated Stockholders Agreement, dated May 30, 2004, among LeapFrog and the investors named therein.	10-Q	001-31396	4.02	8/12/2003

10.01	*	Letter Agreement with Michael J. Dodd dated September 29, 2010					X

10.02	*	Letter Agreement with Michael Y. Chai dated September 29, 2010					X

10.03	*	Letter Agreement with William K. Campbell dated September 29, 2010					X

10.04	*	Executive Management Severance and Change in Control Benefit Plan, as amended September 29, 2010					X

31.01		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	**	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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

LeapFrog Enterprises, Inc.
(Registrant)

/s/ William B. Chiasson
William B. Chiasson
Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2010

/s/ Mark A. Etnyre
Mark A. Etnyre
Chief Financial Officer
(Principal Financial Officer)

Date: November 2, 2010

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith

3.01		Amended and Restated Certificate of Incorporation.	S-1	333-86898	3.03	7/22/2002

3.02		Amended and Restated Bylaws.	8-K	001-31396	3.01	6/5/2009

4.01		Form of Specimen Class A Common Stock Certificate.	10-K	001-31396	4.01	3/7/2006

4.02		Fourth Amended and Restated Stockholders Agreement, dated May 30, 2004, among LeapFrog and the investors named therein.	10-Q	001-31396	4.02	8/12/2003

10.01	*	Letter Agreement with Michael J. Dodd dated September 29, 2010					X

10.02	*	Letter Agreement with Michael Y. Chai dated September 29, 2010					X

10.03	*	Letter Agreement with William K. Campbell dated September 29, 2010					X

10.04	*	Executive Management Severance and Change in Control Benefit Plan, as amended September 29, 2010					X

31.01		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	**	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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