Form 10-K
period 2010-12-31
LEAPFROG ENTERPRISES INC
filed 2011-02-22
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2010 calculated using the closing market price as of that day, was approximately $103.6 million. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding voting power of the registrant’s common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding voting power of the registrant’s common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of June 30, 2010. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of Class A common stock and Class B common stock, outstanding as of February 17, 2011, was 46,022,928 and 18,748,737 respectively.

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

SPECIAL NOTE ON FISCAL PERIOD DATES

This report on Form 10-K presents information regarding LeapFrog’s performance during the fiscal years ended December 31, 2006, through the fiscal year ended December 31, 2010, as well as future financial obligations for the fiscal years ending December 31, 2011 through the fiscal year ending December 31, 2017. At the beginning of each Part of this report, and in all Tables, we remind the reader that our fiscal year ends December 31. Otherwise, we refer to each fiscal year as the year, for example: “2010” refers to the fiscal year ended December 31, 2010.

SPECIAL NOTE ON FINANCIALS

Unless otherwise noted all financial information is presented in thousands except for per share data and percentages.

TRADEMARKS AND SERVICE MARKS

ALPHABET PAL, CLICKSTART, the ClickStart logo, COUNTING CANDLES, CRAMMER, DIDJ, Didj (stylized), the Didj logos, FLY, the Fly logo, FLY FUSION, the Fly Fusion logo, FRIDGE PHONICS, FRIDGE FARM, LEAP, LEAPFROG, the LeapFrog logos, the LeapFrog Connect logo, the LeapFrog Learning Path logo, the LeapFrog School logo, LEAPLET, LEAPPAD, LEAPSTER, the Leapster2 logo, LEAPSTER EXPLORER, the Leapster Explorer logo, LEAPTRACK, LEAPWORLD, the LeapWorld logo, LEARN & GROOVE, LEARNING FRIEND, LEARNING FRIEND TAD, LITTLE LEAPS, LITTLETOUCH, MY OWN LEAPTOP, ODYSSEY, SEE THE LEARNING, TAG, the Tag logo, the Tag Junior logo, the Tag School logo, and WORD WHAMMER are some of our trademarks or service marks. This report on Form 10-K also includes other trademarks and service marks, as well as trade dress and trade names of ours. Other trademarks in this report on Form 10-K are the property of their respective owners.

i

ii

PART I

ITEM 1. BUSINESS

LeapFrog (“LeapFrog” or “we”), founded in 1995 and incorporated in 1997 in the State of Delaware, designs, develops and markets a family of innovative technology-based learning platforms, related proprietary content and learning toys, primarily for infants and for children through age nine, both at home and in schools around the world. Our product portfolio consists of learning toys, interactive reading systems, mobile learning systems, and software-based book and game content. We have developed a number of learning platforms, including the Leapster family of mobile learning systems, and Tag and Tag Junior reading systems, which support a broad library of software titles. These and others of our products connect to our proprietary online LeapFrog Learning Path (the “Learning Path”), which provides parents with personalized learning feedback and children with richer interactive learning experiences. We have created more than 400 interactive software titles for our platforms, covering subjects such as phonics, reading, writing, and math. Our products are available in five languages (including Queen’s English) and are sold globally through retailers, distributors, directly to consumers via the leapfrog.com web-store, and directly to schools.

Mollusk Holdings, LLC, an entity controlled by Lawrence J. Ellison, Chief Executive Officer (“CEO”) of Oracle Corporation, holds a majority of the voting power of our outstanding stock. LeapFrog is headquartered in Emeryville, California.

Business Overview

Following the 2008 global recession, our 2009 net sales, particularly during the first three quarters, were adversely impacted by high retail inventory levels. We employed several strategies in 2009 in response to the adverse economic climate including: increased use of discount and promotion programs, tight inventory production management, the launch of several lower priced products and heightened focus on reducing our cost structure. As a result of executing these strategies, retail inventory levels were brought down to appropriate levels by the third quarter of 2009 and our financial performance reflected dramatic improvement with near profitability for the full year. We believe we entered 2010 positioned for success.

Net sales for the first three quarters of 2010 were 27% higher than the same period of 2009, growing 42%, 26% and 23%, for the first, second and third quarters, respectively. The high year-over-year growth rates were partially a result of the high 2008 retail inventory levels that reduced retailer demand for our products in 2009. In addition, we also launched several new products that contributed to the growth of net sales in 2010. Although the fourth quarter of 2010 included a strong start to the holiday season with a successful Black Friday, consumer demand in December softened relative to our expectations and net sales for the quarter ended flat as compared to the same quarter in 2009. The weaker than expected fourth quarter consumer demand resulted in higher retail inventory levels at the end of the year than we had planned, which we expect will affect net sales growth in the first half of 2011.

Overall net sales growth for 2010 was 14% over 2009, largely based on strong acceptance of our newest mobile learning platform, Leapster Explorer. Most importantly, we returned to profitability in 2010 for the first time in five years. Earnings per share improved by $0.12 per share and we believe we are positioned to achieve higher levels of profitability in 2011.

Business Segments and Operations

We organize, operate and assess our business in two primary operating segments: United States (“U.S.”) and International. See Note 20—“Segment Reporting” in our Consolidated Financial Statements included in this Form 10-K for detailed information on our segments and their financial results for the fiscal years ended December 31, 2010, 2009 and 2008.

Overview of Business Segments

The operations of our business segments are described below.

•

United States: The U.S. segment is responsible for the development, design, sales and marketing of electronic educational hardware products, related software and learning toys sold in the United States. We market and sell our products directly to national and regional mass-market and specialty retailers and other retail stores, distributors, and directly through sales representatives. We also sell our products through our online store and other Internet-based channels.

The U.S. segment represented approximately 80%, 81% and 79% of LeapFrog’s consolidated net sales in 2010, 2009 and 2008, respectively. The vast majority of this segment’s net sales are to a few large retailers. Sales invoiced to Wal-Mart, Toys “R” Us and Target in aggregate accounted for approximately 65%, 65% and 69% of the segment’s gross sales in 2010, 2009 and 2008, respectively. Each of these customers accounted for more than 10% of our consolidated and U.S. segment’s gross sales in each of 2010, 2009 and 2008. Accordingly, the loss of any of these three customers would have a material adverse effect on our business.

•

International: The International segment is responsible for the localization, sales and marketing of electronic educational hardware products, related software and learning toys originally developed for the United States that is sold outside of the United States. We have sales offices in Canada, France, Mexico and the United Kingdom. We market and sell our products directly to retailers outside the United States. We also maintain various distribution and marketing arrangements in countries such as Australia, Japan, China, Spain, and Germany among others.

Our International segment represented approximately 20%, 19% and 21% of our consolidated net sales in 2010, 2009 and 2008, respectively. No single country represented 10% or more of our consolidated net sales in any of those three years. Sales invoiced to Wal-Mart and Toys “R” Us in aggregate accounted for approximately 32%, 25% and 23% of the segment’s gross sales in 2010, 2009 and 2008, respectively.

Product Portfolio

Our product portfolio for both of our business segments includes the following:

Interactive Reading Systems:

•

Our Tag reading system, introduced worldwide in 2008 and designed for children ages four to eight, is a stylus-based reading system that leverages core technology of optical pattern reading hardware and software. The Tag reading system focuses on fundamental reading skills and offers an extensive library of over 50 interactive software-based books, games and flash cards featuring popular licensed characters such as Disney / Pixar’s Toy Story 3, Disney’s Tangled and Nickelodeon’s Dora the Explorer, as well as internally-developed characters and content including our Learn to Read Series. In 2010, we launched two Tag reading system enabled maps: Tag World Map and Tag United States of America Map. The Tag reading system is web-enabled and connects to the Learning Path.

•

Our Tag Junior reading system was introduced worldwide in 2009 and leverages the same core technology as the Tag reading system, but is designed for younger children ages two to four and is intended as an introduction to books and reading. The Tag Junior library includes over 20 titles based on both licensed content, such as Disney Princess and Sesame Street—Big Bird’s First Book of Letters, and internally-developed characters and content, including ABC Animal Orchestra and Our Birthday at the Zoo. The Tag Junior reading system is also web-enabled and connects to the Learning Path.

Mobile Learning Systems:

Our mobile learning system products are intended primarily for children ages four to nine years old. These products embed learning skills into action-packed games often featuring well-known licensed content.

•

The Leapster mobile learning system was launched in 2003 and is intended for children four to eight years old. The Leapster platform is a handheld device with a multi-directional control pad and a touch-screen enabled by a built-in stylus. During 2008, we introduced the second generation of the Leapster platform, Leapster2; a web-connected version of Leapster that is integrated with the Learning Path.

•

During 2010, we introduced Leapster Explorer, our next-generation handheld mobile learning system. Leapster Explorer is also web-connected and provides increased functionality with optional attachments such as a camera, and enables the ability to download a variety of digital content such as games, e-Books, videos and flash cards. Our library of more than 45 Leapster Explorer software titles includes licensed content such as Toy Story 3 and Scooby Doo, as well as internally developed characters and content such as Mr. Pencil and Pet Pals.

Learning Toys:

Our learning toys are products that help develop fine motor skills and color, sound and letter recognition for infants and children through age five. The products are generally more affordable and simpler to localize for foreign markets than our platform and content suites. Learning toys, because of their low price points and focus on younger children, create customer entry points to our interactive reading and mobile learning product families. Our learning toy strategy centers on products that are designed to “age up” with our child end users.

•

Launched in 2009, our Scout collection is a line of learning toys themed around our proprietary Scout puppy dog character. The line includes My Pal Scout and My Pal Violet, customizable, interactive plush puppies intended for children as young as six months old that are web-enabled and connect to the Learning Path. The line also includes Text & Learn, Scribble & Write and Chat & Count for toddlers. In 2010, we also introduced plush soother Twinkle Twinkle Little Scout and My Own Leaptop, a web-enabled customizable laptop.

•

Our Fridge Collection was introduced in 2003 and is a line of magnetic learning toys that introduce letter names, letter sounds, spelling, and songs to children ages 12 months and up. The line includes Fridge Phonics Magnetic Alphabet, Fridge Words Magnetic Word Builder, Fridge Farm Magnetic Animal Set, and Fridge Wash & Go Magnetic Vehicle Set.

•

Our Learn & Groove Collection features bilingual musical learning toys, including the Learn & Groove Musical Table, Alphabet Drum, Color Play Drum, Music Wand, Counting Maracas and Animal Sounds Guitar. The Learn & Groove Collection was introduced in 2002 and is intended for children ages six months and up.

•

We also have a line of products that address basic learning needs and milestones which includes Alphabet Pal, Sing & Spin Alphabet Zoo and Counting Candles Birthday Cake. In 2010, we introduced several new items into this line including: My First Book toy books (also compatible with the Tag Junior reading system), Count & Scan Shopper, Cook & Play Potsy, and Fix & Learn Speedy, among others.

Online Capabilities:

•	LeapFrog Learning Path:

The Learning Path is a web-based service that we introduced in the United States and Canada in 2008 and in the United Kingdom in early 2009. The Learning Path combines our proprietary curriculum and technology with the power of the web to bring new levels of engagement, customization and personalization to LeapFrog products. The Learning Path builds direct one-to-one customer relationships with parents by empowering them with personalized feedback about their children’s learning progress and by suggesting specific LeapFrog products that will further develop their children’s skills. The Learning Path is a key component of our strategy to build direct relationships with parents, keeping them engaged with us as their children grow.

The core of the Learning Path is an online tool that helps parents track what their children are learning with our web-connected products. Parents are able to “see the learning” and gain personalized insight into their child’s learning progress. The Learning Path gives our consumers access to a variety of downloadable content and to online rewards programs that encourage learning. We believe that the Learning Path adds value to all of our connected products and expands our relationships with existing customers by allowing us to provide personalized product recommendations and other relevant information. Many of our products, including the Tag and Tag Junior reading systems, the Leapster2 and Leapster Explorer mobile learning systems, My Pal Scout, My Pal Violet and My Own Leaptop are designed to connect to the Learning Path.

•	LeapWorld:

LeapWorld is an online learning environment for children that enriches the LeapFrog product experience and increases engagement with our products by allowing children to play online games, customize their mobile learning and gaming experiences, access new content, watch trailers for new games and view demonstrations. LeapWorld was introduced on a limited basis in 2009 and more broadly in 2010 and is currently accessible to all registered users of the Leapster2, Leapster Explorer, Tag and Tag Junior platforms.

For information on sales of products that constituted 10% or more of total net sales by segment, see Note 20—“Segment Reporting” in our Consolidated Financial Statements included in this Annual Report on Form 10-K.

For more information about the risks associated with our new products, see Part I, Item 1A.—Risk Factors—“Our business depends on highly changeable consumer preferences and toy trends” and “Our growing strategic focus on web-based products and customer relationship management may not yield the returns we expect, and may limit the adoption of our products in some international markets” in this Annual Report on Form 10-K. All references to risk factors throughout this Annual Report on Form 10-K are to risk factors contained herein.

Competition

Our products compete most directly in the toy industry in the preschool toy and electronic learning aids categories, both in the United States and in select international markets. The educational toy category continues to attract new entrants as well as new innovative products, and competition is significant. We believe the principal methods of competition in our industry are performance, features, quality, brand recognition, price and learning content. We believe our learning toys, interactive reading systems, mobile learning platforms, and the related games and books, online capabilities, and other software compete favorably on these bases. However, we are aware that our products are sometimes viewed by consumers as premium goods that are more expensive than our competitors’ products. We believe the LeapFrog brand is recognized for quality educational products, enabling us to compare favorably with many of our current competitors. In addition, we believe our learning toy product category is an important competitive differentiator because it introduces parents to the LeapFrog brand and provides an entry point to the Learning Path, and our associated strategy to build direct relationships with customers.

We face the challenge of competitors introducing similar products or functionality soon after we introduce our new products or product lines, and these competitors may be able to offer their products at lower prices using cheaper manufacturing processes or materials, more limited functions, or larger volume. In addition, many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than us. As our competitors seek competitive advantages and differentiation, they are increasing their investments in product research and development and advertising, focusing on global product launches and key distribution channels, expansion of retail shelf space and expansion of products sold through the web. Our principal competitors have included Mattel, Inc., primarily under its Fisher-Price brand, Hasbro, Inc. and its Playskool division, and Vtech Holdings Ltd. For information on how competition could affect our business, see Part I, Item 1A.—Risk Factors— “If we are unable to compete effectively with existing or new competitors, our sales and market share could decline.”

As our product strategy has developed, we increasingly face a broader competitive arena with a variety of products including computer products, electronic and online games, interactive gaming systems and e-book readers. Products in our mobile learning category, such as our Leapster platform and related software, compete against handheld and console-based gaming platforms from Sony, Nintendo, Apple’s iPhone, iTouch and iPad, and other mobile platforms and games and other software produced for these platforms. Online gaming and learning is also increasingly becoming a factor in our competitive environment.

Our products must also compete for the leisure time of children and the discretionary spending of parents with other forms of media and entertainment. We design our products to bring fun to learning in order to compete favorably with these outside competitive influences.

Manufacturing

We are committed to designing and manufacturing products that meet applicable safety and regulatory requirements. As is the case with most toy manufacturers and many consumer electronics companies, most of our products are manufactured in China. We actively manage our supplier base, mandating compliance with local and international safety inspections and reinforcing our product standards. These standards require meeting or exceeding all applicable regulatory requirements regarding safety in the design, manufacture, packaging, and delivery into the hands of each product’s ultimate user, a child.

Our manufacturing and operations strategy is designed to maximize the use of outsourced services, particularly with respect to the actual production and physical distribution of our products. We outsource substantially all of our manufacturing, using several Asian manufacturers, most of which manufacture our products at facilities in the Guangdong province in the southeastern region of China. These manufacturers are selected based on their technical and production capabilities and are matched to particular products to achieve cost and quality efficiencies. We depend on these manufacturers to produce sufficient volumes of our finished products in a timely fashion, at satisfactory cost and quality levels, and in accordance with our and our customers’ terms of engagement. Since the fourth quarter of 2009, commodity and labor costs in China have increased due to a variety of factors, including tightening Chinese labor markets, delays in ramping up production of raw materials to meet growing demand for finished goods, and the revaluation of Chinese currency to permit it to rise in value versus the U.S. dollar, leading to increased prices for us with some of our contract manufacturers. We expect to be able to mitigate these increases to some degree in 2011 by shifting to lower-cost contract manufacturers and pursuing cost-improvement projects, and we will be continually seeking ways to address this trend. For information on the potential business risk for us from relying on contract manufacturers, see Part I, Item 1A.—Risk Factors—“We rely on a limited number of manufacturers, virtually all of which are located in China, to produce our finished products, and our reputation and operating results could be harmed if they fail to produce quality products in a timely and cost-effective manner and in sufficient quantities.”

We have established subsidiaries in Hong Kong and Shenzhen, China to work closely with the contract manufacturing service providers. These subsidiaries manage the supply of raw materials, labor and the assembly process.

Most of our products are manufactured from basic raw materials such as plastic and paper, and the majority of our products require electronic components. These raw materials are readily available from a variety of sources, but may be subject to significant price fluctuations. Some of the electronic components used to make our products, including our application-specific integrated circuits (“ASIC”), currently come from single suppliers. We generally do not have long-term agreements with any suppliers. In addition, some of our suppliers are companies with relatively short operating histories and we cannot be sure of their long-term financial viability. For example, in 2010, a sole-source supplier of an ASIC for one of our interactive reading systems informed us that it was having financial difficulties which required us to negotiate the purchase of certain intangible assets from the supplier in order to continue production of the ASIC. If, for any reason, we were unable to make alternative arrangements, it is possible that we would have to re-design the relevant ASIC or other component and obtain it from alternative sources, which could cause delays in our ability to manufacture the relevant product or products. If our suppliers were unable to meet our demand for components and raw materials, and if no alternative sources were available at a reasonable cost, or available at all, our ability to produce our products on a timely and cost-effective basis would be impaired. For information as to how this concentration of suppliers could affect our business, see Part I, Item 1A.—Risk Factors—“We depend on our suppliers for our components and raw materials, and our production or operating margins would be harmed if these suppliers are not able to meet our demand and alternative sources are not available.”

In 2006, we implemented a world-wide quality system that supports the European Risk of Hazardous Substances directive, which banned certain substances, such as lead and mercury, in the production of consumer products. In addition, we monitor compliance with standards set by the United States Consumer Product Safety Commission (“CPSC”) and the International Council of Toy Industries.

We are subject to the Consumer Product Safety Act of 1972, as amended in August 2008 by the Consumer Product Safety Improvement Act (“CPSIA”), the Federal Hazardous Substances Act, the Flammable Fabrics Act, regulation by the CPSC, and other similar federal, state and international rules and regulatory authorities. While we believe we are currently in compliance with the CPSIA standards for lead and other substances, additional requirements under the CPSIA may become effective during 2011. Any unanticipated failure to comply with those upcoming requirements could lead to products returns or inventory write-offs. For more information about the adverse effects that could result from possible errors or defects in our products, see Part I, Item 1A.—Risk Factors—“Any errors or defects contained in our products, or our failure to comply with applicable safety standards, could result in recalls, delayed shipments, rejection of our products and damage to our reputation, and could expose us to regulatory or other legal action.”

Our quality control system processes include product testing and verification for safety and reliability, starting in the design phase of a product’s life cycle and continuing through production and field support. Our testing for safety is generally more frequent than standards require, and focused testing for special areas of interest, such as chemical compliance controls is undertaken even more frequently. We set standards for supplier performance and we make routine assessments of and take steps to verify compliance with our quality standards. We communicate those expectations to our suppliers regularly and work with them to sustain the process of consistently producing safe products. We work with a relatively small group of contract manufacturers, some of which are specialized for the consumer electronics manufacturing sector.

Research and Development

We design our hardware platforms and related software-based content using in-house research and development resources and outside consultants as necessary. Generally, once the design phase of the product is complete, the remaining development and manufacturing of the products are outsourced to third parties. Our total research and development (“R&D”) expense was $35.1 million, $35.0 million and $48.5 million in 2010, 2009 and 2008, respectively.

•

Hardware and Software Development: We believe that investment in research and development is a critical factor in strengthening our portfolio of products. We have assembled a team of specialists with backgrounds in a wide variety of fields, including education, child development, hardware engineering, software development, video games and toys. We have internally developed each of our current platforms and stand-alone products, although we use licensed technology if warranted. For example, we use a version of Macromedia’s Flash player in our Leapster handheld platform. We also use optical pattern recognition hardware and software from Anoto AB in our Tag reading system.

•

Content Development: Our content production department has developed large portions of the content for our interactive books, educational games, and stand-alone products, applying our proprietary pedagogical approach, which is based on established educational standards. Much of our content uses licensed characters, such as the Disney Princesses, Dora the Explorer, Scooby-Doo, SpongeBob and Thomas the Tank Engine, and characters from the movies Penguins of Madagascar, Toy Story 3, Tangled, Star Wars: The Clone Wars and Wolverine. We develop most of our concept designs in-house and most members of our in-house content development and production team have prior experience in the education, entertainment and educational software or video game industries.

•

Development of online web capabilities: Our web-connected products provide accessibility to the Learning Path, which is a key competitive differentiator. The Learning Path enables parents to track their children’s learning progress and provides personalized product recommendations. Additionally, the Learning Path provides children a variety of downloadable content, online rewards programs and access to an online learning experience. Our online capabilities are developed through a combination of in-house and third party resources and members of our development and production team have prior experience in the online engineering and development areas.

Some elements of our product development cycle and most of our game production are performed by third-party contractors to improve efficiency and control costs.

Advertising and Marketing

Our advertising and marketing strategy is designed to position LeapFrog as a leader in providing engaging, effective, technology-based learning solutions for children. Our strategy is designed to promote a strong brand that parents seek out to teach children in a fun and engaging way, with the goal of building their love of learning.

We strive to utilize the best practices in integrated marketing campaigns. In 2009, we shifted our strategy to leverage more efficient forms of advertisement, such as direct-to-consumer marketing programs via our Learning Path, with less dependence on traditional marketing programs such as television advertising.

We have well-established retailer relationships and communicate our messages and offers through in-store advertisements and in local newspapers. Advertisements run by our retail partners, such as Target, Toys “R” Us, and Wal-Mart, highlight promotional activities and the availability of particular LeapFrog products at these retailers’ outlets. In key retail stores, we use in-store demonstration display units to highlight LeapFrog products and demonstrate the features of our products through in-store user experience.

We leverage public relations globally as a strategy to gain additional momentum for our brand and products through media outreach focused on garnering both product-specific and corporate media coverage. We strive to utilize best practices in media outreach campaigns that target both traditional print and broadcast media with Internet/viral media outreach globally.

Distribution

Our customers generally fit into one of the following categories:

•	Retailers that resell our products to consumers, through their retail stores and their own online channels, in the United States and some international regions;

•	Distributors that purchase our products for resale to retailers, generally internationally, and also to U.S. schools and school districts as education market resellers; and

•	Direct consumers who purchase our products via our website, www.LeapFrog.com.

Retailers and distributors purchase our products either through free on board terms, in which case the products are received in China and the customer pays through pre-established letters of credit or upon payment terms, or via “domestic” terms, in which case we ship goods from our regional warehouses to the distributor or retailer. Distributors and retailers generally have payment terms based on the date of shipment. Generally we do not provide rights of return or extended payment terms to our customers, except for industry standard terms surrounding the return of defective merchandise. We direct our manufacturers to build products and we maintain inventories in our regional warehouses to meet expected short-term demand. Additional information regarding our inventory levels is included in Note 4—“Inventories” in our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

For a discussion of how our intellectual property rights may not prevent other companies from using similar or identical technology, see Part I, Item 1A.—Risk Factors—“Our intellectual property rights include licenses from third parties and may not prevent other companies from using our technologies or similar technologies to develop competing products, which could weaken our competitive position and harm our operating results.” For a discussion of how our intellectual property rights may not insulate us from claims of infringement by third parties, see Part I, Item 1A.—Risk Factors—“Third parties have claimed, and may claim in the future, that we are infringing their intellectual property rights, which may cause us to incur significant litigation or licensing expenses or to stop selling some of our products or using some of our trademarks.”

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

Seasonality

Our business is highly seasonal with a significant portion of our revenue occurring in the second half of the year. Given relatively low sales volumes in the first half of the year and the relatively fixed nature of many of our operating expenses, which occur fairly evenly throughout the year, our results of operations have historically been stronger in our third and fourth quarters relative to our first and second quarters. Conversely, our cash flow from operations tends to be highest in the first quarter of the year when we collect the majority of our accounts receivable related to the prior year’s fourth quarter sales. Cash flow from operations generally tends to be lowest in our third quarter, as accounts receivables collections taper off and we build inventory in preparation for the fourth quarter holiday season. The reduction in cash flow in the third quarter generally means that our available cash is at its lowest point for the year in the first month of the fourth quarter.

Our seasonal sales patterns for the years ended December 31, 2010, 2009 and 2008 are shown in the table below.

	Years Ended December 31,
	2010	2009	2008
Percent of total net sales:
1st quarter	10%	8%	13%
2nd quarter	14%	13%	15%
3rd quarter	32%	29%	43%
4th quarter	44%	50%	29%

Total	100%	100%	100%

Seasonal purchasing patterns and their related production lead times create risk in our business due to possible under-production of popular items and over-production of items that do not match consumer demand. In addition, our retail customers have continued to manage their inventories more stringently, a trend that began during the most recent recession, requiring us to ship products closer to the time of expected consumer demand. If this trend continues, it could increase the risk that we would be unable to meet the demand for specific products at peak demand times. Similarly, this trend could have an adverse impact on our own inventory levels, such as experienced in the fourth quarter of 2010 where we pre-built products to meet anticipated demand that did not materialize. For more information about the effects of seasonality on our business see Part I, Item 1A.—Risk Factors—“Our business is highly seasonal, and our annual operating results depend, in large part, on sales relating to the brief holiday season.”

Financial Information about Geographic Areas

Financial information regarding export sales and international operations versus United States sales and operations is included in Note 20—“Segment Reporting” in our Consolidated Financial Statements included in this Form 10-K. For information regarding risks attendant to our foreign operations upon which our international segment depends, see Part I, Item 1A.—Risk Factors—“Our international business may not succeed and subjects us to risks associated with international operations.”

Employees

As of December 31, 2010, we had 511 full-time employees. The total number of our full-time employees declined by 30, or 6%, from December 31, 2009 to December 31, 2010, primarily due to headcount reductions and natural attrition. We also retain independent contractors to provide various services, primarily in connection with our content development. Except with respect to some of our foreign subsidiaries, we are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good. Some of our foreign subsidiaries are subject to collective bargaining agreements whose benefits and terms are codified and required under local labor laws.

Executive Officers of the Registrant

The following table sets forth information with respect to our executive officers as of February 19, 2011:

Name	Age	Position Held
William B. Chiasson	58	Chief Executive Officer
Mark A. Etnyre	43	Chief Financial Officer
William K. Campbell	49	President of Americas Sales
Michael J. Dodd	51	President and Chief Operating Officer
Michael Y. Chai	48	Executive Vice President, Product Development and Engineering

William B. Chiasson has served as our CEO and as a board member since March 2010. Previously, he served as President and CEO from March 2010 to September 2010 and as Chief Financial Officer (“CFO”) from November 2004 to February 2010. Prior to joining LeapFrog, he served as Senior Vice President and CFO of Levi Strauss & Co., a marketer of apparel, from August 1998 to December 2003. From January 1988 to August 1998, Mr. Chiasson served in varying capacities with Kraft Foods, Inc., a division of Phillip Morris Companies and a manufacturer and seller of branded foods and beverages, most recently as Senior Vice President, Finance and Information Technology for Kraft Foods, Inc. From June 1979 to January 1988, Mr. Chiasson served in varying capacities with Baxter Healthcare, most recently as its Vice President and Controller for the Hospital Group. Mr. Chiasson received his B.A. from the University of Arizona and his M.B.A. from the University of Southern California.

Mark A. Etnyre has served as our CFO since March 2010. Previously, he served as Vice President, Corporate Controller and Principal Accounting Officer from December 2007 to February 2010. Prior to joining LeapFrog, Mr. Etnyre served in various financial-related capacities with Microsoft Corporation, including most recently as the Senior Controller of the OEM Division from 2001 to 2007 and from 1997 to 2001 as Financial Controller and Compliance Manager of Microsoft Licensing, Inc., a wholly owned subsidiary of Microsoft Corporation. Prior to joining Microsoft Corporation, Mr. Etnyre was a senior manager with Deloitte. Mr. Etnyre received his B.S. from Indiana University.

William K. Campbell has served as our President of Americas Sales since February 2011. Previously, he served as our President of Sales and Marketing from March 2010 to January 2011. Prior to that, he served as Senior Vice President, Global Sales from May 2006 to February 2010, as Vice President, Global Sales from December 2002 to May 2006 and as Director of Sales from January 2000 to December 2002. Prior to joining LeapFrog, he served in varying capacities at LEGO Systems, Inc., most recently as national account manager from February 1997 to December 1999. Mr. Campbell received his B.A. from Stephen F. Austin State University.

Michael J. Dodd has served as our President and Chief Operating Officer since September 2010 and as our Chief Operating Officer since March 2010. Previously, he served as Senior Vice President, Supply Chain and Operations from April 2005 to February 2010. Prior to joining LeapFrog, he co-founded Executive Technology, Inc., a value-added reseller and system integrator of information technology products, and served as its Chief Operating Officer from September 2003 through April 2005. From May 2002 to September 2003, Mr. Dodd served as Executive Vice President, Chief Marketing Officer and Chief Operating Officer at Targus Group International, Inc., a provider of mobile personal computers and wireless accessories. Mr. Dodd was a Vice President, Operations at Juniper Networks, Inc., a manufacturer of internal protocol routers from September 2000 to May 2002. From November 1989 to September 2000, Mr. Dodd served in various capacities at Compaq Computer Corporation, a manufacturer of personal computers, most recently as Managing Director of Operations and Strategic Procurement for the Presario personal computer business. Mr. Dodd received his B.B.A. from Texas A&M University.

Michael Y. Chai has served as our Executive Vice President, Product Development and Engineering since March 2010. Previously, he served as Senior Vice President, Research & Development from July 2005 to February 2010. Prior to joining LeapFrog, Mr. Chai served on the management team of EFI, a global leader in digital printing solutions, most recently as VP of Advanced Enterprise Systems from 2002 to 2005, Vice President and General Manager of Desktop Systems from 1996 to 2002 and a variety of engineering leadership roles from 1990 to 1996. Between 1986 and 1990, Mr. Chai was a Member of Technical Staff at AT&T Bell Laboratories and between 1984 and 1986 he was a Software Engineer at the NYIT Computer Graphics Lab. Mr. Chai received a B.S. in Mechanical Engineering from Yale University and an M.S. in Computer Science from Stanford University.

Available Information

We are subject to the information requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the operation of the Public Reference Room of the SEC by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, available upon request (free of charge), or through the investor relations section of our website located at www.leapfroginvestor.com under “Financial Information-SEC Filings” as soon as reasonably practicable after they are filed with or furnished to the SEC. Information contained on or accessible through our website or contained on other websites is not deemed to be part of this report on Form 10-K.

ITEM 1A. RISK FACTORS

Our business and the results of its operations are subject to many factors, some of which are beyond our control. The following is a description of all known material risks and uncertainties that we have identified that may affect our business and future financial performance.

Our business depends on highly changeable consumer preferences and toy trends.

Even our successful products typically have a relatively short period of high demand followed by a decrease in demand as the products mature. For example, net sales of the classic LeapPad platforms in our U.S. consumer business peaked in 2002 and are no longer material to our overall sales. We operate in an industry where consumer preferences can change drastically from year to year. We depend on our ability to correctly identify changing consumer sentiments well in advance and supply new products that respond to such changes on a timely basis. Consumer preferences, and particularly children’s preferences, are continually changing and are difficult to predict. Since our products typically have a long development cycle, in some cases lasting over a year, it can be difficult to predict correctly changing consumer preferences and technology, entertainment and education trends. To remain competitive, we must continue to develop new technologies and products and enhance existing technologies and product lines, as well as successfully integrate third-party technology with our own.

We continually introduce new variations on our mobile learning and reading platforms and new learning toy products. In 2009, we introduced a number of new products and services to the market. These new products represented a substantial portion of our 2009 and 2010 sales. Furthermore, in 2010, we introduced several new learning toys and new variations on our mobile learning and reading platforms. We cannot be sure that any new products or services will be widely accepted and purchased by consumers or to what extent demand for our preexisting products will continue. Failure by consumers to accept our new products or declines in sales of our existing products would adversely affect our results of operations. Some of the key products launched in recent years, including our 2010 release of the Leapster Explorer mobile learning and play system, have a high price point compared to other children’s products. Consumers may be especially resistant in the current economic climate to purchasing higher-priced products and may elect to defer or omit these discretionary purchases. This could limit or delay sales of our new products and services and create pressure to lower our prices.

We rely on three retailers that together accounted for the vast majority of the United States segment’s gross sales each year, and our dependence upon a small group of retailers may increase.

Our top three retailers in 2010 were Wal-Mart, Toys “R” Us and Target, which accounted for the vast majority of our gross sales. Sales invoiced to these three retailers, in the aggregate, accounted for approximately 65% of the U.S. segment’s gross sales in both 2010 and 2009. For the foreseeable future, we expect to continue to rely on a small number of large retailers for the majority of our sales.

We do not have long-term agreements with any of our retailers. As a result, agreements with respect to pricing, shelf space, cooperative advertising or special promotions, among other things, are subject to periodic negotiation with each retailer. Retailers are continually re-evaluating shelf space allocations to optimize store traffic and financial returns. This process has placed increasing pressure on the toy aisle, which in some instances has been or may, in the future, be reduced in size. In addition, retailers make no binding long-term commitments to us regarding purchase volumes and make all purchases by delivering one-time purchase orders. If any of these retailers reduce their purchases from us, change the terms on which we conduct business with them or experience a downturn in their business or constraint on their credit and ability to pay their invoices as they become due, our business and operating results could be harmed.

Our growing strategic focus on web-based products and customer relationship management may not yield the returns we expect, and may limit the adoption of our products in some international markets.

We continue to build a marketing and sales model that relies more on linking directly to consumers through the Internet and we cannot be sure whether we will realize our expected return on investment. Many of our current and planned key products, such as the Tag reading system, Leapster2, Leapster Explorer and some of our recent learning toys, are built as web-enabled products designed to be connected to a computer that has Internet access in order to access content and features. As we focus on web-enabled products and consumer relationship management, any resistance by parents to buying children’s products requiring installation of software and connecting the product to a computer could have a more pronounced effect on our business. Also, launch or adoption of web-enabled products may be limited in regions where broadband Internet access is not widespread, such as in some international markets. If parents fail to sign up for the Learning Path or use it at lower rates than we expect, or choose not to permit us to send them marketing email, or if our web efforts prove ineffective at generating repeat customers, our investment in building, maintaining and improving our web-based services may not yield the return on our investment that we anticipate. See also “System failures in our web-based services or store could harm our business.”

Weakness in the current economic environment could have a material adverse effect on our sales, and a slow recovery could prevent us from achieving our financial goals in 2011 and beyond.

We rely heavily on sales to retailers during the third and fourth quarters of each year to achieve our overall sales goals. Also, we rely on strong consumer sales in these periods to prevent build-up of retail inventory. Any such inventory build-up can have a continuing negative effect on our sales in the first and second quarters of the next year. The recent global economic crisis and the drastic deterioration of consumer sales in late 2008 led to a severe drop-off in our sales beginning in the fourth quarter of 2008 and continued through the third quarter of 2009. Although our net sales increased 14% in 2010, as compared to 2009, our first, second and third quarter net sales in 2010 increased 42%, 26% and 23%, respectively compared to 2009, while our fourth quarter net sales in 2010 increase only 1% compared to 2009. Further deterioration of the current economic environment would materially adversely impact our business and our financial results for 2011. Many economists predict that the current economic recovery may be weak and subject to set-backs.

To drive sales in 2010, we provided more pricing reductions, promotional incentives and other concessions in our sales terms than we have in the past, and we may need to continue offering such concessions in 2011 to drive sales. Consumers may have become used to paying lower prices for some of our products and efforts to restore normal pricing may hamper sales. Weak economic conditions in the United States or abroad, lower consumer spending (especially on discretionary items), lower consumer confidence, continued high or higher levels of unemployment, higher inflation or even deflation, higher commodity prices, such as the price of oil, political conditions, natural disaster, labor strikes or other factors could negatively impact our sales and would adversely affect our financial results for 2011 and beyond.

Our business is highly seasonal, and our annual operating results depend, in large part, on sales relating to the brief holiday season.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, causing a substantial majority of our sales to retailers to occur during the third and fourth quarters. Even though we achieved net income for the fiscal year ended December 31, 2010, we incurred losses in the first and second quarters of 2010. Approximately 76%, 79% and 72% of our total net sales occurred during the second half of fiscal years 2010, 2009 and 2008, respectively. The percentage of total net sales in the second half of the year may increase as retailers become more efficient in their control of inventory levels through just-in-time inventory management systems, particularly as they remain cautious about over-ordering products prior to the holiday season. Generally, retailers time their orders so that suppliers will fill the orders closer to the time of purchase by consumers, thereby reducing their need to maintain larger on-hand inventories throughout the year to meet demand. If a decline in the economy, or other factors, lead to a decline of net sales in the third or fourth quarter in particular, it can have a disproportionate negative impact on our results for the year. In addition, soft consumer sales in the holiday season can lead to ongoing weakness in sales to retailers well into the following year. After a strong start to the 2010 holiday season, many retailers, including our online store, leapfrog.com, experienced a decrease in demand late in the quarter relative to expectations. If this decrease in demand leads to ongoing weakness into 2011, it could adversely affect our financial results. Failure to predict accurately and respond appropriately to retailer and consumer demand on a timely basis to meet seasonal fluctuations, or any disruption of consumer buying habits during this key period (as demonstrated during and after the recent economic crisis) would harm our business and operating results.

The unexpected loss of members of our executive management team or other key employees could adversely affect our business.

We had a number of changes to our executive management team during 2010. Transition associated with such changes has required, and may continue to require, significant management attention and consumption of time and resources, potentially having an adverse effect on our business. Furthermore, we cannot provide any assurances that we will retain our management and other key employees. Competition for high caliber personnel is strong in our area and industry. The unexpected loss of services of members of our executive management team or other key employees could have an adverse effect on our business. If we are unable to retain key personnel, then it may be difficult for us to maintain a competitive position within our industry or implement our strategic priorities.

We depend on our suppliers for our components and raw materials, and our production or operating margins would be harmed if these suppliers are not able to meet our demand and alternative sources are not available.

Some of the components used to make our products, including our ASICs, currently come from single suppliers. Additionally, the demand for some components such as liquid crystal displays, integrated circuits or other electronic components is volatile, which may lead to shortages.

If our suppliers are unable to meet our demand for our components and raw materials and if we are unable to obtain an alternative source or if the price available from our current suppliers or an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products would be seriously harmed and our operating results would suffer. In addition, as we do not have long-term agreements with our major suppliers and cannot guarantee their stability, they may stop manufacturing our components at any time, with little or no notice. For example, in 2009, we learned that one of our sole-source suppliers of ASICs for one of our mobile learning platforms was winding down its operations, which required us to negotiate a license for the technology used in the ASIC and arrange to purchase it directly from the semiconductor fabrication plant. Also, in 2010, a sole-source supplier of an ASIC for one of our reading systems informed us that it was having financial difficulties, which required us to negotiate the purchase of certain intangible assets from the supplier in order to continue production of the ASIC. We may not always be successful in negotiating rights to technologies or products that threaten to become unavailable or the rights may be available only at a cost that is prohibitive. In addition, if we are required to use alternative sources, we may be required to redesign some aspects of the affected products, which may involve delays and additional expense. If there are any significant interruptions in the supply of components, we may be unable to manufacture sufficient quantities of our finished products or we may be unable to manufacture them at targeted cost levels, and our business and operating results could be harmed.

We rely on a limited number of manufacturers, virtually all of which are located in China, to produce our finished products, and our reputation and operating results could be harmed if they fail to produce quality products in a timely and cost-effective manner and in sufficient quantities or if our manufacturing process is otherwise disrupted.

We outsource substantially all of our manufacturing to several Asian manufacturers, most of which manufacture our products at facilities in the Guangdong province in the southeastern region of China. These manufacturers are selected based on their technical and production capabilities and are matched to particular products to achieve cost and quality efficiencies. We depend on these manufacturers to produce sufficient volumes of our finished products in a timely fashion, at satisfactory cost and quality levels and in accordance with our and our customers’ terms of engagement. We believe the recent economic downtown has caused manufacturers to scale back their output capacity to match demand. Accordingly, if we determine that we need to order larger quantities of our products to meet customer demand, we may encounter delays and shortfalls in shipments based on manufacturer capacity issues. Such delays could have a particularly significant impact on our business to the extent that retailers attempt to manage their inventory levels by delaying orders, which may lead to shorter lead times to match changes in consumer demand. In addition, the costs of using contract manufacturers are subject to increase, which has had, and could continue to have, a negative impact on our cost of sales. Since the fourth quarter of 2009, commodity and labor costs in China have increased due to a variety of factors, including tightening Chinese labor markets, delays in ramping up production of raw materials to meet growing demand for finished goods, and the recent revaluation of Chinese currency to permit it to rise in value versus the U.S. dollar, among other things, leading to increased prices for us with some of our contract manufacturers. Furthermore, in the recent past, there have been product quality and safety issues for other producers of toys and other companies that manufacture goods in China. In addition, the risk of political instability and civil unrest exists in China, which could temporarily or permanently damage our manufacturing operations located there. If our manufacturers fail or are unable to produce quality finished products on time, at expected cost targets and in sufficient quantities, or if any of our products are found to be tainted or otherwise raise health or safety concerns, our reputation and operating results would suffer.

See also “Political developments, including trade relations, natural disasters, the threat or occurrence of armed hostilities, terrorism, labor strikes or public health issues could have a material adverse effect on our business.” below.

If we do not maintain sufficient inventory levels or if we are unable to deliver our products to our customers in sufficient quantities, or on a timely basis, or if retail inventory levels are too high, our operating results will be adversely affected.

The high degree of seasonality of our business places stringent demands on our inventory forecasting and production planning processes. This inventory management approach may be particularly challenging when combined with “just-in-time” inventory management systems increasingly used by retailers as they remain cautious about future inventory levels. See also “Our business is highly seasonal, and our annual operating results depend, in large part, on sales relating to the brief holiday season” above. If we fail to meet tight shipping schedules, we could damage our relationships with retailers, increase our shipping costs or cause sales opportunities to be delayed or lost. In order to be able to deliver our merchandise on a timely basis, we need to maintain adequate inventory levels of the desired products. If our inventory forecasting and production planning processes result in our maintaining manufacturing inventory in excess of the levels demanded by our customers, as occurred in the fourth quarter of 2010, we could be required to record inventory write-downs for excess and obsolete inventory, which would adversely affect our operating results. If the inventory of our products held by retailers is too high, they may not place or may reduce orders for additional products, which would unfavorably impact our future sales and adversely affect our operating results. For example, the high inventory level at the end of 2008 adversely impacted our 2009 net sales, particularly during the first three quarter, which were 40% lower than the same period of 2008. Similarly, the high inventory level as of December 31, 2010 may adversely impact our net sales in the first several quarters in 2011.

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

Our success depends in large part on our proprietary technologies that are used in our learning platforms and related software. We rely, and plan to continue to rely, on a combination of patents, copyrights, trademarks, service trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. Among our rights are inbound licenses from third parties for content, such as characters, stories, illustrations and trade names, and for technologies we incorporate in our products including key technology used in our Tag and Tag Junior reading systems. Our continued use of these rights is dependent on our ability to continue to obtain these license rights and at reasonable rates. Any failure to do so could interrupt our supply chain and require us to modify our products or business plans. In addition, the contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our intellectual property or deter independent third-party development of similar technologies. The steps we have taken may not prevent unauthorized use of our intellectual property, particularly in foreign countries where we do not hold patents or trademarks or where the laws may not protect our intellectual property as fully as in the United States. Some of our products and product features have limited intellectual property protection, and, as a consequence, we may not have the legal right to prevent others from reverse engineering or otherwise copying and using these features in competitive products. In addition, monitoring the unauthorized use of our intellectual property is costly, and any dispute or other litigation, regardless of outcome, may be costly and time-consuming and may divert our management and key personnel from our business operations. However, if we fail to protect or to enforce our intellectual property rights successfully, our rights could be diminished and our competitive position could suffer, which could harm our operating results.

Third parties have claimed, and may claim in the future, that we are infringing their intellectual property rights, which may cause us to incur significant litigation or licensing expenses or to stop selling some of our products or using some of our trademarks.

In the course of our business, we periodically receive claims of infringement or otherwise become aware of potentially relevant patents, copyrights, trademarks or other intellectual property rights held by other parties. For example, we recently settled a trademark suit related to our Tag reading system and, since April 2010, we have been subject to a patent suit relating to the same system. Responding to any infringement claim, regardless of its validity, may be costly and time-consuming and may divert our management and key personnel from our business operations. If we, our distributors or our manufacturers are adjudged to be infringing the intellectual property rights of any third party, we or they may be required to obtain a license to use those rights, which may not be obtainable on reasonable terms, if at all. We also may be subject to significant damages or injunctions against the development and sale of some of our products or against the use of a trademark or copyright in the sale of some of our products. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all the liability that could be imposed.

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

By using the Internet-based Learning Path application, information captured by our web-connected products about a child’s performance and activities will be transferred and stored on our website servers. Due to privacy, confidentiality and security concerns, parents may not want us to collect information about their child’s activities and performance and may not feel comfortable uploading and storing this information on our website servers. If these concerns prevent parents from accepting or adopting our connected products, the sales of our products and our business results could suffer and our plans to expand this portion of our business could be affected. In addition, if the confidentiality of such information stored on our website servers is compromised or breached by third parties, our reputation could be tarnished, which in turn could adversely affect our operating results.

System failures in our web-based services or store could harm our business.

The Internet-based aspects of our business have grown substantially in strategic importance to our overall business. Any failure to provide a positive user experience could have a negative impact on our reputation, sales and consumer relationships. If demand for accessing our websites exceeds the capacity we have planned to handle peak periods or if other technical issues arise when customers attempt to use these systems to purchase products or to access features or content for our web-connected products, then customers could be inconvenienced or become dissatisfied with our products. Any significant disruption to our website or internal computer systems or malfunctions related to transaction processing on our e-commerce store or content management systems could result in a loss of potential or existing customers and sales. This risk has become more acute as we rely increasingly on our web-based consumer relationship management efforts to drive sales and position our business. Any significant system failures in our web-based services or store could have a significant adverse effect on our sales and operating plan.

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

If retailers encounter liquidity problems due to weak sales or their inability to raise sufficient capital because of credit constraints, we may not be able to collect the accounts receivable we generate based on the orders we fulfill. In 2009 and 2010, some retailers did not pay us in a timely manner and others indicated that they would be unable to pay any vendors. If any of our retailers suspend or reduce payments to us or file for bankruptcy protection, the resulting bad debt expense we would incur would have an adverse effect on our results of operations. In our balance sheet as of December 31, 2010, our accounts receivable balance was reduced by an estimated allowance for doubtful accounts of $0.8 million, which could increase if retailers continue to struggle or more bankruptcies were filed. In addition to collection risk, we may decide not to accept orders from troubled retailers, which would further reduce sales.

In addition to harming our results of operations, an inability to collect on accounts receivable could create serious liquidity problems for us. We generally depend on our collections in the first and second quarters of each year to fund our operations for the rest of the year. If in 2011 or beyond we are unable to collect a material portion of our accounts receivable, and other sources of financing are not available on reasonable terms, we may be unable to execute our business plan or maintain operating levels. See “Our liquidity may be insufficient to meet the long-term or periodic needs of our business” below.

Our liquidity may be insufficient to meet the long-term or periodic needs of our business.

Global credit market fluctuations could increase the cost of capital or limit our ability to raise additional capital should we need it and unforeseen events could stress or exceed our current or future liquidity. In addition to cash received from the collection of accounts receivable, from time to time, we may fund our operations and strengthen our liquidity through borrowings under our line of credit. Our line of credit has numerous financial tests and covenants that affect the amount we can borrow, and includes various events of default that could impair our ability to access credit under the credit line. In addition, the line of credit terminates in August 2013 and we cannot be sure whether we will be able to renew it on similar terms or at all. If we are unable to borrow sufficient funds in a timely manner or at an acceptable cost, we may need to alter our business practices. For example, we may be required to manufacture at levels that lag rather than anticipate future order levels, which could limit our ability to sell and ship our products as demand increases, delaying our ability to benefit from improvements in the retail sales environment.

Our international business may not succeed and subjects us to risks associated with international operations.

We derived approximately 20%, 19% and 21% of our net sales from markets outside the United States during fiscal years 2010, 2009 and 2008, respectively. Our efforts to increase sales for our products outside the United States may not be successful and may not achieve higher sales or gross margins or contribute to profitability.

Our business is, and will increasingly be, subject to risks associated with conducting business internationally, including:

•	developing successful products that appeal to the international markets;

•	difficulties managing and maintaining relationships with vendors, customers, distributors and other commercial partners;

•	greater difficulty in staffing and managing foreign operations;

•	transportation delays and interruptions;

•	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

•	complications in complying with laws in varying jurisdictions and changes in governmental policies;

•	trade protection measures and import or export licensing requirements;

•	currency conversion risks and currency fluctuations;

•	limitations, including taxes, on the repatriation of earnings;

•	public health problems, especially in locations where we manufacture or otherwise have operations;

•	natural disasters; and

•	political and economic instability, military conflicts and civil unrest.

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

We operate in a highly regulated environment with international, federal, state and local governmental entities regulating many aspects of our business, including products and the importation of products. Regulations with which we must comply include accounting standards, taxation requirements (including changes in applicable income tax rates, new tax laws and revised tax law interpretations), trade restrictions, regulations regarding financial matters, environmental regulations, privacy, advertising directed toward children, safety and other administrative and regulatory restrictions. Compliance with these and other laws and regulations could impose additional costs on the conduct of our business. For example, the “Safer Consumer Product Alternatives” draft regulations proposed by the California Department of Toxic Substances Control on June 23, 2010 as part of a California “Green Chemistry” initiative designed to reduce or eliminate the use of certain materials in consumer products, may impose additional costs on our business if enacted. In addition, numerous states have enacted, and many others are considering enacting, laws directed at manufacturers regarding recycling of electronic products. While we take steps that we believe are necessary to comply with these laws and regulations, there can be no assurance that we have achieved compliance or that we will be in compliance in the future. Failure to comply with the relevant regulations could result in monetary liabilities and other sanctions, which could have a negative impact on our business, financial condition and results of operations. In addition, changes in laws or regulations may lead to increased costs, changes in our effective tax rate, or the interruption of normal business operations that would negatively impact our financial condition and results of operations.

We are subject to the CPSIA, the Federal Hazardous Substances Act, the Flammable Fabrics Act, regulation by the CPSC, and other similar federal, state and international rules and regulatory authorities, some of which have conflicting standards and requirements. Our products could be subject to involuntary recalls and other actions by these authorities. We may also have to write off inventory and allow our customers to return products they purchased from us. In addition, any failures to comply could lead to significant negative media attention and consumer dissatisfaction, which could harm our sales and lead to widespread rejection of our products, particularly since we rely so heavily on the integrity of our brand.

If we were required to record impairment charges related to the value of our intangible assets, such charges would have a negative impact on our results of operations.

Our intangible assets include the excess purchase price over the cost of net assets acquired, or goodwill, capitalized website development costs, patents, trademarks and licenses. Goodwill arose from our September 1997 acquisition of substantially all the assets and business of our predecessor, LeapFrog RBT, and our acquisition of substantially all the assets of Explore Technologies in July 1998. Total intangible assets are fully allocated to our U.S. business segment. Goodwill and other intangibles with indefinite lives are tested for impairment at least annually. In determining the existence of impairment, we consider changes in our strategy and in market conditions, which could result in adjustments to our recorded asset balances. Specifically, if the carrying values of our intangible assets are found to exceed their estimated fair values, we might be required to record impairment charges, which would decrease the carrying value of intangible assets and increase our net loss or reduce any net income. As of December 31, 2010, intangible assets, net, totaled $25.2 million, of which $19.5 million was attributable to goodwill.

Political developments, including trade relations, natural disasters, the threat or occurrence of armed hostilities, terrorism, labor strikes or public health issues could have a material adverse effect on our business.

Our business is international in scope. The deterioration of the political situation in a country in which we have significant sales or operations, or the breakdown of trade relations between the U.S. and a foreign country in which we have significant manufacturing facilities or other operations, could adversely affect our business, financial condition, and results of operations. For example, a change in trade status for China could result in a substantial increase in the import duty of toys manufactured in China and imported into the United States. In addition , armed hostilities, terrorism, natural disasters, or public health issues, whether in the United States or abroad could cause damage and disruption to our company, our suppliers, our manufacturers, or our customers or could create political or economic instability, any of which could have a material adverse impact on our business. Although it is impossible to predict the consequences of any such events, they could result in a decrease in demand for our product or create delay or inefficiencies in our supply chain by making it difficult or impossible for us to deliver products to our customers, or for our manufacturers to deliver products to us, or suppliers to provide component parts.

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

As of December 31, 2010, Lawrence J. Ellison and entities controlled by him beneficially owned approximately 15.6 million shares of our Class B common stock and 0.2 million shares of our Class A common stock, which represents approximately 61.5% of the combined voting power of our Class A common stock and Class B common stock. As a result, Mr. Ellison controls all stockholder voting power, including with respect to:

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

In addition, two of our directors, Philip B. Simon and Paul T. Marinelli, are President and Vice President, respectively, of Lawrence Investments, LLC, an entity also controlled by Mr. Ellison. As a result, as permitted by New York Stock Exchange (“NYSE”) rules for controlled companies, our Compensation Committee and Nominating and Corporate Governance Committee are not composed entirely of independent directors.

Mr. Ellison could have interests that diverge from those of our other stockholders. This control by Mr. Ellison could depress the market price of our Class A common stock; deter, delay or prevent a change in control of LeapFrog; or affect other significant corporate transactions that otherwise might be viewed as beneficial for other stockholders.

Our stock price has been volatile over the past several years and could decline in the future, resulting in losses for our investors and harming the employee-retention and recruiting value of our equity compensation.

All the factors discussed in this section or any other material announcements could affect our stock price. Speculation in the media and analyst communities, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock and market trends unrelated to our stock can cause the price of our stock to change. A significant drop in the price of our stock could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, adversely affecting our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The table below lists our current significant properties. In addition to these properties, we have leased properties for administration, sales and operations in Canada, England, France, Mexico and China, which are primarily used by our International Segment

Location	Use	Segment	Condition	Type of Possession
Fontana, California	Distribution center	All	Satisfactory	Lease
Emeryville, California	Headquarters and operations	All	Satisfactory	Lease

ITEM 3.	LEGAL PROCEEDINGS

From time to time, in the normal course of business, we are party to various pending claims and lawsuits.

On April 30, 2010, NovelPoint Learning LLC (“NovelPoint”) (f/k/a Intuit Educational Ventures LLC) sued us and others for patent infringement in the United States District Court for the Eastern District of Texas. NovelPoint alleges that our Tag and Tag Junior products (and certain products of other companies) infringe U.S. Patent No. 6,330,427 (Case No. 6:10-cv-229). NovelPoint is seeking unspecified monetary damages and attorney’s fees. The court has set a trial date in June 2012. We intend to defend ourselves vigorously.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Holders

Our Class A common stock is listed on the NYSE, under the symbol “LF.” On February 17, 2011, there were 2,726 holders of record of our Class A common stock and seven holders of record of our Class B common stock.

The following table sets forth the high and low sales prices per share of our Class A common stock on the NYSE in each quarter during the last two years. The values stated below are actual high and low sales prices, inclusive of intra-day trading.

2010	High	Low
First quarter	$7.14	$3.05
Second quarter	$7.50	$3.76
Third quarter	$5.75	$3.72
Fourth quarter	$6.63	$5.31

2009
First quarter	$3.69	$0.84
Second quarter	$3.33	$1.28
Third quarter	$4.77	$1.91
Fourth quarter	$4.45	$2.88

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. Our current credit facility prohibits the payment of cash dividends on our capital stock. We expect to reinvest any future earnings in our business and do not anticipate paying cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following selected significant consolidated financial data for the five fiscal years from January 1, 2006 through December 31, 2010, have been derived from our audited consolidated financial statements. The following information is qualified by reference to, and should be read in conjunction with Part II, Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements (“Notes”) thereto.

	2010	2009	2008	2007	2006
	(In millions, except per share data)
Consolidated Statements of Operations Data:
Net sales	$432.6	$379.8	$459.1	$442.3	$502.3
Gross profit	179.0	158.0	181.5	173.3	147.0
Operating expenses	171.2	166.4	241.7	275.6	272.6
Income (loss) from operations	7.8	(8.4)	(60.2)	(102.3)	(125.5)
Net income (loss)	$4.9	$(2.7)	$(68.3)	$(102.5)	$(145.9)
Net income (loss) per share:
Basic and diluted	$0.08	$(0.04)	$(1.07)	$(1.62)	$(2.32)
Shares used in calculating net loss per share: *
Basic	64.4	63.9	63.6	63.4	62.8
Diluted	65.6	63.9	63.6	63.4	62.8

*	Weighted average shares outstanding of Class A and Class B common stock

	2010	2009	2008	2007	2006
	(In millions)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$19.5	$61.6	$79.1	$93.5	$148.1
Working capital **	161.6	148.3	140.0	192.1	290.0
Total assets	293.5	306.0	306.1	369.8	450.4
Total stockholders’ equity	$205.6	$192.7	$179.9	$243.5	$334.0

**	Current assets less current liabilities.

	2010	2009	2008	2007	2006
	(In millions)
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$(22.6)	$(5.0)	$12.0	$(15.4)	$90.4
Investing activities	(21.2)	(13.3)	(23.4)	41.0	(77.5)
Financing activities	1.6	(0.2)	(0.2)	1.9	4.2
Effect of exchange rate changes on cash	0.1	1.0	(2.8)	(1.3)	1.8

Increase (decrease) in cash and cash equivalents	$(42.1)	$(17.5)	$(14.4)	$26.2	$18.9

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes in Part II, Item 8 of this report.

OVERVIEW

We design, develop and market a family of innovative technology-based learning platforms, related proprietary content and learning toys primarily for infants and children through age nine, both at home and in schools around the world. We have created more than 400 interactive software titles for our platforms, covering subjects such as phonics, reading, writing and math. In addition, we have a broad line of stand-alone educational products, or learning toys, that do not require the separate purchase of software and are generally targeted at children from infancy through age five. Our products are available in five languages (including Queen’s English) and are sold globally through retailers, distributors, directly to consumers via the leapfrog.com web-store, and directly to schools.

We generate revenue from selling platform hardware, including our interactive reading systems, our mobile learning systems, and a range of learning toys. We also generate revenue from the sale of a wide range of content for our platforms that we develop based on licensed characters or using LeapFrog-owned characters.

We introduced the Learning Path, a web-based service that helps parents track what their children are learning with our web-connected products, in the United States and Canada in 2008 and in the United Kingdom in early 2009. The Learning Path gives our consumers access to a variety of downloadable content and online rewards programs that encourage learning. The Learning Path also makes it easier for our consumers to “age up” with our products. Parents are able to “see the learning” and gain personalized insight into their child’s learning progress. Many of our products, including the Tag and Tag Junior reading system, launched in 2008 and 2009, respectively, the Leapster2 and Leapster Explorer mobile learning systems, launched in 2008 and 2010, respectively, My Pal Scout and My Pal Violet, also launched in 2009, and My Own Leaptop, launched in 2010 are designed to connect to the Learning Path.

Our products compete most directly in the toy industry in the preschool toy and electronic learning aids categories, both in the United States and in selected international markets. The educational toy category continues to attract new entrants as well as new innovative products, and competition is significant.

Our business is highly seasonal with a significant portion of our revenue occurring in the second half of the year. Given relatively low sales volumes in the first half of the year and the relatively fixed nature of many of our operating expenses, which occur fairly evenly throughout the year, our results of operations have historically been stronger in our third and fourth quarters relative to our first and second quarters. Conversely, our cash flow from operations tends to be highest in the first quarter of the year when we collect the majority of our accounts receivable related to the prior year’s fourth quarter sales. Cash flow from operations generally tends to be lowest in our third quarter, as accounts receivables collections taper off and we build inventory in preparation for the fourth quarter holiday season. The reduction in cash flow in the third quarter generally means that our available cash is at its lowest point for the year in the first month of the fourth quarter.

Although sales in the fourth quarter have historically been higher than any other quarter, this pattern differed in 2008 as a result of the global economic crisis. As retailers reacted to sharply declining consumer spending, our sales for the fourth quarter of 2008 were significantly below our expectations and constituted a substantially smaller percentage of our annual sales than fourth quarter sales had in previous years. Fourth quarter net sales in 2008 made up only 29% of total net sales for the year. In 2010 and 2009, we returned to our normal seasonal pattern with fourth quarter net sales making up 44% and 50% of total net sales for the years, respectively.

In addition, weak retail consumer spending in the fourth quarter of 2008 generated unusually high retail inventory levels, which had an adverse impact on net sales for the first three quarters of 2009. Given the seasonality of our business, declines in sales in the third and fourth quarters generally have a disproportionate impact on our annual operating results for that year and for cash flows from operations at the beginning of the following year due to higher than anticipated retailer inventory levels. Stronger consumer demand during the fourth quarter of 2009 resulted in low retail inventory levels at the end of 2009. We believe that these low inventory levels had a positive effect on the year over year growth in net sales in 2010. However, despite some signs of modest economic recovery, we still face significant risk associated with reduced consumer spending, especially in light of a sustained decline in consumer confidence. Retailers continued to exhibit conservative ordering patterns in 2010, particularly in light of the relatively low retail inventory levels at the beginning of 2010, and we have continued to offer discounts and coupons to help drive consumer sales (and may have to continue to offer such incentives for 2011, which could negatively impact our gross margin). The potential business risk for us from potential macroeconomic conditions in 2011 on our financial results and operations is discussed further in Part I. Item 1A.—Risk Factors—“Weakness in the current economic environment could have a material adverse effect on our sales, and a slow recovery could prevent us from achieving our financial goals in 2011 and beyond,” “Retailer liquidity problems could harm our liquidity and financial results,” and “Our liquidity may be insufficient to meet the long-term or periodic needs of our business.”

We significantly reduced our cost structure to remain competitive in a historically severe economic environment in 2009. For example, during the second quarter of 2009, we sublet a portion of our headquarter facilities in Emeryville, California, and during the fourth quarter of 2009, we consolidated the administrative operations and terminated several senior-level employees in the United States, France and the United Kingdom. In 2010, we have benefitted from reduced selling, general, and administrative (“SG&A”) expenses as a result of the actions taken in 2009 and 2010. During the fourth quarter of 2010, we terminated several employees in the United States and we entered into a lease amendment with our landlord and terminated the lease of a portion of our headquarter facilities in Emeryville, California prior to the end of the contracted term. As a result, we expect to benefit from a further decline in SG&A expenses beginning in 2011.

We intend to continue to focus our spending resources on building out our core product lines and improving the marketability and scope of our content library. We invest in research and development of existing and new lines of business that we believe will contribute to our long-term growth and profitability. For example, we continue to invest in developing new hardware platforms and content based on the latest relevant technologies that impact both offline and online play experiences. We believe delivering innovative and high-value experiences that are fun and that facilitate learning in children who play with our products is the key to our future growth.

Our strategic priorities for 2011 are to invest in the core categories of interactive reading, mobile learning and our learning toy lines as well as in our growing online capabilities. In this regard, we expect to continue to develop downloadable leaning applications across multiple platforms and further expand and leverage the Learning Path. We plan to focus our marketing on increasing consumer sales in each of our core product lines, platforms and contents, and building growth in the children’s learning toy category.

We organize, operate and assess our business in two primary operating segments: U.S. and International. See Note 20—“Segment Reporting” in our Consolidated Financial Statements included in this Form 10-K for certain detailed information on our segments and their financial results for the fiscal years ended December 31, 2010, 2009 and 2008.

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS FOR FISCAL YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

	2010	2009	2008	% Change 2010 vs. 2009	% Change 2009 vs. 2008
	(Dollars in millions)
Net sales	$432.6	$379.8	$459.1	14%	(17%)
Gross margin *	41%	42%	40%	(1)**	2 **
Operating expenses	171.2	166.4	241.7	3%	(31%)
Income (loss) from operations	7.8	(8.4)	(60.2)	193%	86%
Net income (loss) per share—basic and diluted	$0.08	$(0.04)	$(1.07)	300%	96%

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Fiscal Year 2010 Compared to Fiscal Year 2009

Net sales for 2010 increased 14% as compared to 2009. The increase was primarily driven by the launch of Leapster Explorer in June 2010, a full year of sales of our Scout line of learning toys, which we launched late in the second quarter of 2009, and significantly lower retail inventory levels leading into the first and second quarters of 2010 as compared to 2009. Net sales for 2010 were not materially affected by foreign currency exchange rates.

Gross margin for 2010 declined 1% as compared to 2009 as a result of the decrease of five percentage points in the international segment, which was offset by the increase of one percentage point in the U.S. segment.

Operating expenses for 2010 increased 3% as compared to 2009, primarily due to an increase in advertising to support the launch of Leapster Explorer and to build consumer awareness of the Tag reading system. The increase was partially offset by a decrease in SG&A expenses driven by lower compensation related costs as a result of lower average headcount in 2010.

Income from operations of $7.8 million for 2010 increased by $16.2 million as compared to 2009. The improvement was primarily driven by an increase in net sales and offset by modest operating expense increases in 2010 as compared to 2009.

Our basic and diluted net income per share of $0.08 for 2010 increased by $0.12 per share as compared to 2009. The net loss in 2009 included a one-time favorable tax benefit of $7.8 million, or $0.12 per share, in connection with the release of tax reserves based on expired statutes of limitations.

Fiscal Year 2009 Compared to Fiscal Year 2008

Net sales for 2009 declined 17% as compared to 2008. The decline was driven primarily by the high 2008 year-end retail inventory levels and depressed consumer spending due to the weakened economy, which led to lower shipments for the first three quarters of 2009. The 2008 year-end retail inventory levels impacted all business lines, but had the most profound impact on the mobile learning business, including both platforms and software-related content. Net sales for 2009 included a negative impact from changes in currency exchanges rates of one percentage point.

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

Operating expenses decreased 31% in 2009 as compared to 2008, primarily due to reduced headcount, reductions in advertising, and lower bad debt expense. The number of total fulltime employees declined 85, or 14%, from December 31, 2008 to December 31, 2009, due to a combination of reductions in force and the migration of certain aspects of our product development cycle to external parties. Advertising expense declined 42%, driven by a reduction in the amount of television-based advertising and fewer new platform launches as compared to 2008. Finally, bad debt expense declined $6.2 million, as the economy continued to stabilize and fewer retailers declared bankruptcy as compared to 2008.

Basic and diluted net loss per share improved $1.03 or 96% in 2009 as compared to 2008, reflecting primarily the decrease in our total net loss as well as a favorable tax benefit of $7.8 million in connection with the release of tax reserves based on expired statutes of limitations. The weighted average of basic and diluted common shares outstanding remained relatively level.

2011 Outlook

We expect continued modest economic improvement in 2011. However, high retail inventory levels as of December 31, 2010 may adversely impact sales to our retailers, thereby reducing our net sales in the first half of 2011 as compared to 2010. Offsetting the affect of high beginning retail inventory, we believe additional factors, such as our ability to leverage and grow our Learning Path, new product introductions across all categories, international expansion opportunities, and development and distribution of Leapfrog-branded digital content should positively impact our operating income in 2011. Further, we expect to continue operating at our lower cost structure, which should also contribute to improved operating income in 2011. Further, our expectations for 2011 operating income are subject to many uncertainties, including the timing and strength of any economic recovery and many other factors described in the risk factors set forth in Part I “Risk Factors” in Item 1A of this Form 10-K, there can be no assurance that consumer demand for our products will improve in 2011 compared to 2010.

OPERATING EXPENSES

Selling, General and Administrative Expenses

SG&A expenses consist primarily of salaries and related employee benefits, including stock-based compensation expense and other headcount-related expenses associated with executive management, finance, information technology, supply chain, facilities, human resources, other administrative headcount, legal and other professional fees, indirect selling expenses, systems costs, rent, office equipment and supplies.

	2010	2009	2008	% Change 2010 vs. 2009		% Change 2009 vs. 2008
	(Dollars in millions)
SG&A expense	$75.6	$81.7	$114.8	(7%)		(29%)
As a percent of net sales	17%	22%	25%	(5	)*	(3	)*

*	Percentage point increase (decrease)

Fiscal Year 2010 Compared to Fiscal Year 2009

SG&A expenses declined 7% during 2010 as compared to 2009. The decrease was primarily driven by lower compensation related expenses, including stock-based compensation, as a result of a lower average headcount in 2010.

Fiscal Year 2009 Compared to Fiscal Year 2008

SG&A expenses declined 29% during 2009 as compared to 2008, reflecting decreased headcount-related expenses and lower bad debt expense, partially offset by slightly higher severance expense than in 2008. Attrition and workforce reductions implemented during 2009 resulted in a 14% year-over-year decline in full time headcount, contributing to lower salary and bonus expenses. Bad debt expense declined $6.2 million as the economy began to stabilize and fewer retailers declared bankruptcy in 2009.

Research and Development Expenses

R&D expenses consist primarily of salaries, employee benefits, stock-based compensation and other headcount-related expenses associated with content development, product development, product engineering, third-party development and programming and localization costs to translate content for international markets. We capitalize external third-party costs related to content development, which are subsequently amortized into cost of sales in the statements of operations.

	2010	2009	2008	% Change 2010 vs. 2009		% Change 2009 vs. 2008
	(Dollars in millions)
R&D expense	$35.1	$35.0	$48.5	—%		(28%)
As a percent of net sales	8%	9%	11%	(1	)*	(2	)*

*	Percentage point increase (decrease)

Fiscal Year 2010 Compared to Fiscal Year 2009

R&D expenses for 2010 remained relatively level as compared to 2009 with no significant offsetting items.

Fiscal Year 2009 Compared to Fiscal Year 2008

R&D expenses declined 28% in 2009 as compared to 2008, reflecting lower headcount-related expenses, lower web development and lower product development costs. Workforce reductions implemented in 2009 resulted in a 13% year-over-year decline in full time headcount contributing to lower salary and bonus expenses. Web development costs decreased in 2009 as compared to 2008; in 2008, we made significant investments to build out web capabilities supporting our connected product strategy. Finally, product development costs declined as our largest platform launch in 2009, Tag Junior, leveraged much of the underlying Tag platform technology developed in prior years.

Advertising Expenses

Advertising expense consists of costs associated with marketing, advertising and promoting our products, including customer-related discounts and promotional allowances.

	2010	2009	2008	% Change 2010 vs. 2009		% Change 2009 vs. 2008
	(Dollars in millions)
Advertising expense	$49.3	$39.3	$67.4	25%		(42%)
As a percent of net sales	11%	10%	15%	1	*	(5	)*

*	Percentage point increase (decrease)

Fiscal Year 2010 Compared to Fiscal Year 2009

Advertising expenses for 2010 increased 25% as compared to 2009. The increase was primarily driven by increased costs to support the launch of Leapster Explorer and to build consumer awareness of the Tag reading system.

Fiscal Year 2009 Compared to Fiscal Year 2008

Advertising expenses declined 42% in 2009 as compared to 2008. The decrease was primarily as a result of our continued focus on efficient spending, given the expected net sales decline and fewer key product launches. More specifically, our marketing strategy leveraged more efficient alternatives, such as direct-to-consumer marketing programs through the Learning Path, instead of traditional marketing programs.

OTHER INCOME (EXPENSE)

The components of other income (expense) were as follows:

	2010	2009	2008	% Change 2010 vs. 2009	% Change 2009 vs. 2008
	(Dollars in millions)
Other income (expense):
Interest income	$0.2	$0.6	$2.3	(67%)	(74%)
Interest expense	(0.2)	(0.1)	(0.4)	(100%)	75%
Other, net	(1.8)	(2.0)	(8.2)	10%	76%

Total	$(1.8)	$(1.5)	$(6.3)	(20%)	76%

Fiscal Year 2010 Compared to Fiscal Year 2009

Interest income decreased during 2010 as compared to 2009 reflecting a reduction in the average balance of interest-bearing investments as well as lower interest rates in 2010 as compared to 2009.

The improvement in the other, net category was primarily due to the stabilization of the fair values of our investment in auction rate securities (“ ARS”); we recorded a gain on sale of $0.5 million in 2010 as compared to a net impairment charge of $0.3 million in 2009. This improvement was offset by an increase in the amortization of fees related to the amended asset-based revolving credit facility entered into on August 13, 2009.

Fiscal Year 2009 Compared to Fiscal Year 2008

Interest income declined in 2009 compared with 2008, primarily due to lower average excess cash balances available for investment as well as lower interest rates in general.

The other, net category improved considerably as the fair value of our investment in ARS stabilized during the year, resulting in significantly lower impairment charges. This improvement was partially offset by higher bank commitment fee expense amortization associated with the renewal of our credit facility in August 2009.

INCOME TAXES

Our income tax provision (benefit) and effective tax rate were as follows:

	2010	2009	2008
	(Dollars in millions)
Income tax provision (benefit)	$1.0	$(7.2)	$1.9
Income (loss) before income taxes	6.0	(9.9)	(66.5)
Effective tax rate	17.2%	72.8%	(2.8%)

Calculation of the effective tax rate for all periods included a non-cash valuation allowance recorded against our domestic deferred tax assets.

The income tax expense for 2010 was primarily attributable to our foreign operations and amortization of the deferred tax liability for goodwill, and included $2.0 million of income tax benefit attributable to our domestic operations from the utilization of previously unrecognized net operating loss and tax credit carryforwards. The income tax benefit for 2009 was primarily attributable to the recognition of previously unrecognized tax benefits due to expirations of statutes of limitations in the amount of $7.8 million. The income tax expense in 2008 was primarily attributable to our foreign operations, which were offset partially by a U.S. federal income tax refund. In 2008, we received an income tax refund from the Internal Revenue Service (“IRS”) in settlement of an audit related to our research and development carry-back claims for the years 2001 through 2003. The total 2008 income tax benefit attributable to this refund was $1.9 million, including interest paid by the IRS.

SUMMARY OF RESULTS BY SEGMENT FOR FISCAL YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

We organize, operate and assess our business in two primary operating segments: United States and International. This presentation is consistent with how our chief operating decision maker reviews performance, allocates resources and manages the business.

Certain corporate-level operating expenses associated with sales and marketing, product support, human resources, legal, finance, information technology, corporate development, procurement activities, research and development, legal settlements and other corporate costs are charged entirely to our U.S. Segment, rather than being allocated between the U.S. and International segments. All related prior period financial data has been recast to conform to the current presentation.

The net sales, gross margin, total operating expenses and operating loss amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States (“GAAP”) and on an operating segment basis consistent with our internal management reporting structure.

United States Segment

The U.S. Segment includes net sales and related expenses directly associated with selling our products to national and regional mass-market and specialty retailers, other retail stores and distributors, school-related distributors and resellers, and online store and other Internet-based channels. Certain corporate-level operating expenses associated with sales and marketing, product support, human resources, legal, finance, information technology, corporate development, procurement activities, research and development, legal settlements and other corporate costs are charged entirely to our U.S. Segment.

	2010	2009	2008	% Change 2010 vs. 2009	% Change 2009 vs. 2008
	(Dollars in millions)
Net sales	$344.3	$306.5	$363.4	12%	(16%)
Gross margin *	43%	42%	40%	1 **	2 **
Operating expenses	150.4	146.2	202.9	3%	(28%)
Loss from operations	$(3.0)	$(18.5)	$(55.9)	84%	67%

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Fiscal Year 2010 Compared to Fiscal Year 2009

Net sales for 2010 increased 12% as compared to 2009. The increase was primarily driven by the launch of Leapster Explorer in June 2010, full year of sales of our Scout line of learning toys, which we launched late in the second quarter of 2009, and significantly lower retail inventory levels leading into the first and second quarters of 2010 as compared to 2009.

Gross margin for 2010 increased one percentage point as compared to 2009, primarily due to an improved product mix, higher sales relative to fixed warehousing expense, and higher quality ending inventory resulting in lower inventory write-downs. This increase was partially offset by higher trade allowances.

Operating expenses for 2010 increased 3% as compared to 2009 primarily due to an increase in advertising mainly to support the launch of Leapster Explorer and to build consumer awareness of the Tag reading system.

Loss from operations of $3.0 million for 2010 was improved by $15.5 million as compared to 2009. The improvement was primarily driven by an increase in net sales increases, partially offset by moderate operating expense increases for 2010 as compared to 2009.

Fiscal Year 2009 Compared to Fiscal Year 2008

Net sales decreased 16% in 2009 as compared with 2008, primarily due to the impact of high 2008 year-end retail inventory levels and suppressed consumer spending due to the weakened economy, as well as continued contraction of the education channel, offset by lower return-related expenses. The 2008 year-end retail inventory levels impacted all business lines, but had the most profound impact on the mobile learning business, including both platforms and software-related content.

Gross margin improved two percentage point in 2009 to 42% as a result of a higher proportion of sales of high-margin products and reductions in sales returns allowances due to lower retail inventory levels and the fact that we had no charges in 2009 related to the Consumer Product Safety Improvement Act as compared to 2008. In addition, we reduced our allowance for defective products, as claims have trended lower than expected.

Operating expense decreased 28% in 2009 as compared to 2008, primarily as a result of reduced headcount-related expenses in line with the continued focus on reducing our cost structure, significantly reduced television-based advertising in 2009 as compared to 2008, reduced advertising-related costs driven by fewer new platform launches in the year as compared to the prior year and lower bad debt expense. The total number of fulltime employees declined 14% from December 31, 2008 to December 31, 2009, due to a combination of reductions in force and the migration of certain aspects of our product development cycle to external parties. Bad debt expense declined $3.4 million as the economy began to stabilize and fewer retailers that sell our products declared bankruptcy compared to 2008.

Loss from operations improved 67% in 2009 as the net sales decline was largely offset by the significant decrease in operating expenses.

International Segment

The International segment includes the net sales and related expenses directly associated with selling our products to national and regional mass-market and specialty retailers and other outlets through our offices in the United Kingdom, France, Canada and Mexico as well as through distributors in markets such as Spain, Germany, Australia, Japan and China. Certain corporate-level operating expenses associated with sales and marketing, product support, human resources, legal, finance, information technology, corporate development, procurement activities, research and development, legal settlements and other corporate costs are not allocated to our International segments.

	2010	2009	2008	% Change 2010 vs. 2009	% Change 2009 vs. 2008
	(Dollars in millions)
Net sales	$88.3	$73.3	$95.7	20%	(23%)
Gross margin *	36%	41%	36%	(5)**	5 **
Operating expenses	20.8	20.2	38.8	3%	(48%)
Income (loss) from operations	$10.8	$10.1	$(4.3)	7%	335%

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Fiscal Year 2010 Compared to Fiscal Year 2009

Net sales for 2010 increased 20% as compared to 2009. The increase was primarily driven by the launch of Leapster Explorer in June 2010, full year of sales of our Scout line of learning toys, which we launched late in the second quarter of 2009, and significantly lower retail inventory levels leading into the first and second quarters of 2010 as compared to 2009. Net sales for 2010 included a 1% positive impact from changes in currency exchange rates.

Gross margin for 2010 decreased five percentage points as compared to 2009. The decrease was primarily driven by higher shipping costs and an increased use of discounts, partially offset by higher sales relative to fixed warehousing expense. In addition, the gross margin in 2009 benefited from an inventory-related adjustment resulting in a higher than usual gross margin.

Income from operations for 2010 increased 7% as compared to 2009. The increase was primarily driven by an increase in net sales, partially offset by lower gross margin for 2010 as compared to 2009.

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

Gross margin improved five percentage points during 2009 due to a higher proportion of sales of high-margin products, a reduction in our allowance for defective products, as claims have trended lower than expected, and an inventory-related adjustment resulting in a high than usual gross margin, partially offset by increased discounting and promotions.

Operating expense decreased 48% in 2009 as compared to 2008, primarily driven by reduced headcount, reductions in advertising, and lower bad debt expense. The total number of fulltime international employees declined 16% from December 31, 2008 to December 31, 2009, primarily due to a combination of reductions in force and the consolidation of the administrative operations of our subsidiaries in France and the United

Kingdom. The decline in advertising expense was driven by a reduction in television-based advertising and fewer new platform launches as compared to 2008. Bad debt expense declined $2.8 million as the worldwide economy began to stabilize and fewer international retailers encountered liquidity problems or declared bankruptcy compared to 2008.

Income (loss) from operations improved significantly in 2009 as compared to 2008 as the gross margin improvement and significant decrease in operating expenses offset the decrease in net sales.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash and cash equivalents totaled $19.5 million and $61.6 million at December 31, 2010 and 2009, respectively. The decrease in cash balance was due to inventory purchasing to support expected sales demand as well as timelier payments to our suppliers resulting in a significantly lower accounts payable balance. As of December 31, 2010, we did not have any cash equivalents.

As of December 31, 2010, we held $2.7 million, stated at fair value, in long-term investments in ARS. Due to the illiquidity of these investments, we have not included and do not intend, for the foreseeable future, to include them as potential sources of liquidity in our future cash flow projections. Thus, we do not anticipate that future declines in value, if any, will have an adverse impact on our future ability to support operations and meet our obligations as they come due.

We have an asset-backed revolving credit facility, which is discussed in more detail below, with a potential borrowing availability of $75.0 million. There were no borrowings outstanding on this line of credit at December 31, 2010.

Our accumulated deficit of $182.4 million at December 31, 2010 is not expected to have an impact on our future ability to operate, given our anticipated cash flows from operations and the availability of our credit facility.

Future capital expenditures are primarily planned for new product development and purchases related to the upgrading of our information technology capabilities. We expect that capital expenditures in 2011, including those for capitalized content and website development costs, will be funded with cash flows generated by operations. Capital expenditures were $22.5 million, including a $5.3 million purchase of intangible assets, $14.6 million, including a $0.2 million purchase of intangible assets, and $23.4 million in 2010, 2009 and 2008, respectively.

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

Cash Sources and Uses

The table below shows our sources and uses of cash for the three fiscal years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008	% Change 2010 vs. 2009	% Change 2009 vs. 2008
	(Dollars in millions)
Cash flows provided by (used in):
Operating activities	$(22.6)	$(5.0)	$12.0	(352%)	(142%)
Investing activities	(21.2)	(13.3)	(23.4)	(59%)	43%
Financing activities	1.6	(0.2)	(0.2)	900%	—%
Effect of exchange rate fluctuations on cash	0.1	1.0	(2.8)	(90%)	136%

Increase (decrease) in cash and cash equivalents	$(42.1)	$(17.5)	$(14.4)	(141%)	(22%)

Fiscal Year 2010 Compared to Fiscal Year 2009

Net cash used in operating activities for 2010 increased $17.6 million, as compared to 2009, primarily due to a significantly higher inventory level purchased to support expected sales demand, and a decrease in associated accounts payable due to timelier payments, offset partially by increased cash collected from our accounts receivable.

Net cash used in investing activities increased $7.9 million, or 59%, for 2010 as compared to 2009, primarily due to a $5.3 million purchase of intangible assets related to the technology used in our Tag reading system. The remaining increase is primarily related to various computer hardware and software upgrades and maintenance, as well as new software purchases to further automate processes and better support operations.

Net cash provided by financing activities improved $1.8 million for 2010 as compared to 2009, primarily due to an increase in employee stock option exercises in response to a higher average company stock price during 2010 as compared to 2009.

Fiscal Year 2009 Compared to Fiscal Year 2008

Net cash flow from operations in 2009 declined $17.0 million from 2008 as a result of a higher proportion of net sales in the fourth quarter of 2009, and the relative timing of sales within the fourth quarter. Net sales in the fourth quarter of 2009 increased 37% over the same period of 2008, with a significant portion of the sales occurring later in the quarter compared to the same period of 2008. While net inventory declined $29.0 million as a result of the stronger 2009 fourth quarter sales and effective production management, net accounts receivable increased $57.5 million. Given that a majority of the sales occurred later in the quarter, a larger proportion of 2009 sales were not due until 2010 as compared to sales at the end of 2008.

Net cash flow used in investing activities decreased $10 million in 2009 driven by reductions in capital expenditures, principally property and equipment and capitalized content, as well as proceeds received from the sale of part of our investment in ARS.

Seasonal Patterns of Cash Provided By (Used in) Operations

The table below shows our seasonal patterns of cash flow provided by (used in) operations by quarter for the fiscal years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008
	(Dollars in millions)
1st quarter	$34.5	$10.1	$18.1
2nd quarter	(27.2)	(20.6)	(30.7)
3rd quarter	(30.3)	(39.8)	(35.4)
4th quarter	0.4	45.3	60.0

Total, net for fiscal year	$(22.6)	$(5.0)	$12.0

With the exception of 2008 and 2009, our cash flow from operations have generally been highest in the first quarter of the year when we collected the majority of our accounts receivable booked in the fourth quarter of the prior year. In 2008 and 2009, quarterly cash flows did not conform to this general pattern as a result of our tightened cash management practices in response to the economic crisis, leading to higher accounts payable balances. Thus, cash flow provided by operations was higher in the fourth quarter of 2008 and 2009 than in the first quarter of 2009 and 2010, respectively.

Cash flow used in operations tends to be highest in our third quarter, as collections from prior accounts receivables taper off and we invest heavily in inventory in preparation for the fourth quarter holiday season. Historically, cash flow generally turned positive again in the fourth quarter as we start to collect on the accounts receivables associated with the holiday season. Based on the shift in ordering patterns by retailers beginning in 2009, which resulted in orders being placed significantly later in the year, cash flows from operations in the fourth quarter of 2010 were significantly lower than has historically been the case in the fourth quarter of our fiscal year. As a result, we expect cash flows from operations in the first quarter of 2011 to be higher than previous years.

These seasonal patterns may vary depending upon general economic conditions and other factors.

Line of Credit and Borrowing Availability

On August 13, 2009, we entered into an amended and restated loan and security agreement for a $75.0 million asset-based revolving credit facility with Bank of America, N.A. and certain other financial institutions. We have granted a security interest in substantially all of our assets to the lenders as security for our obligations under the facility. Provided there is no default under the loan agreement and subject to availability of additional credit, we may elect, without the consent of any of the lenders, to increase the size of the credit facility under the loan agreement up to an aggregate of $150.0 million.

This credit facility superseded and replaced our previous $100.0 million credit facility, dated November 8, 2005, which would have otherwise expired in November 2010 and was terminated as of August 13, 2009 in connection with signing the amended and restated loan and security agreement.

The borrowing availability varies according to the levels of our accounts receivable and cash and investment securities deposited in secured accounts with the lenders. Subject to the level of this borrowing base, we may make and repay borrowings from time to time until the maturity of the facility. The interest rate is, at our election, Bank of America, N.A.’s prime rate (or base rate) or a LIBOR rate defined in the loan agreement, plus, in each case, an applicable margin. The applicable margin for a loan depends on the average daily availability for the most recent fiscal quarter and the type of loan. Availability under this agreement was $75.0 million as of December 31, 2010.

The loan agreement contains customary events of default, including for payment failures; failure to comply with covenants; failure to satisfy other obligations under the credit agreement or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; change-in-control provisions; and the invalidity of guaranty or security agreements. If any event of default under the loan agreement occurs, the lenders may terminate their respective commitments, declare immediately due all borrowings under the facility and foreclose on the collateral. A cross-default provision applies if a default occurs on other indebtedness in excess of $5.0 million and the applicable grace period in respect of the indebtedness has expired, such that the lender of, or trustee for, the defaulted indebtedness has the right to accelerate. We are also required to maintain a ratio of Earnings Before Interest, Taxes, Depreciation and Amortization to fixed charges, or EBITDA, as defined in the loan agreement, of at least 1.1 to 1.0 when the covenant is required to be tested. The ratio is measured only if certain borrowing-availability thresholds are not met.

During the fourth quarter of 2010, we borrowed a total of $42.0 million on the line with an interest rate per annum of 4.38% through the final repayment date, and repaid the full amount during the same quarter from cash provided by operations. We had no borrowings outstanding under this agreement at December 31, 2010.

On January 31, 2011, we entered into an amendment to the agreement that, among other things: (i) extends the maturity date of the agreement to August 13, 2013, (ii) reduces, starting January 1, 2011, the applicable interest rate margins to a range of 0.50% to 1.00% above the applicable base rate for base rate loans, as compared to 3.00% above the applicable base rate in the original agreement, and 2.25% to 2.75% above the applicable LIBOR rate for LIBOR rate loans, as compared to 4.00% above the applicable LIBOR rate in the original agreement, in each case depending on our borrowing availability, and (iii) reduces, starting January 1, 2011, the unused line fee to 0.375% per year if utilization of the line is greater than or equal to 50%, and to 0.50% per year if utilization of the line is less than 50%, as compared to 1.00% per year in the original agreement.

Contractual Obligations and Commitments

We have no off-balance sheet arrangements.

We conduct our corporate operations from leased facilities under operating leases. Generally, these have initial lease periods of three to twelve years and contain provisions for renewal options of five years at market rates. We account for rent expense on a straight-line basis over the term of the lease. The following table summarizes our outstanding contractual obligations at December 31, 2010.

		Payments Due In
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(Dollars in millions)
Operating leases	$22.3	$4.8	$9.3	$7.5	$0.7
Royalty guarantees	13.3	11.9	1.4	—	—

Total	$35.6	$16.7	$10.7	$7.5	$0.7

At December 31, 2010, we had no outstanding borrowings or letters of credit under our asset-backed line of credit facility with Bank of America, N.A. At December 31, 2010, we had $75.0 million of potential availability on the line. In addition, we had commitments to purchase inventory totaling approximately $36.1 million at December 31, 2010.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

Our financial statements and accompanying notes are prepared in accordance with GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. We believe that certain accounting policies, which we refer to as critical accounting policies, are particularly important to the portrayal of our financial position and results of operations and require the use of significant estimates and the application of significant judgment by our management. On an on-going basis, we evaluate our estimates, particularly those related to our critical accounting policies.

The following discussion highlights those policies and the underlying estimates and assumptions, which we consider critical to an understanding of the financial information in this report.

Revenue Recognition, Allowance for Doubtful Accounts, and Other Accounts Receivables and Revenue Reserves

We derived the majority of our revenue from sales of our technology-based learning products and related proprietary content. Revenue is recognized when products are shipped and title passes to the customer, provided that there is evidence of a commercial arrangement, delivery has occurred, there is a fixed or determinable fee and collection is reasonably assured. For online content downloads, delivery is considered to occur when the download occurs. For professional training services, delivery is considered to occur when the training is performed. Amounts billed to customers for shipping and handling costs are recognized as revenue. Costs incurred to ship merchandise from warehouse facilities are recorded in cost of sales.

Net sales represent gross sales less estimated sales returns, allowances for defective products, promotional markdowns, charge-backs and price changes, and cooperative promotional arrangements. Correspondingly, these allowances are recorded as reductions of gross accounts receivable.

We reduce gross accounts receivable balance by an allowance for amounts we believe may become uncollectible. This allowance is an estimate based primarily on management’s evaluation of the customer’s financial condition in the context of current economic conditions, past collection history and aging of the accounts receivable balances. Determining such allowance requires judgment, the result of which may have a significant effect on the amounts reported in accounts receivable. If changes in the economic climate or in the financial condition of any of our customers impair or improve their ability to make payments, adjustments to the allowances may be required.

We also provide estimated allowances against revenue and accounts receivable for sales returns, defective products, promotional markdowns, charge-backs and price changes, and cooperative promotional arrangements in the same period that the related revenue is recorded. The allowances are estimated utilizing historical information, maximum known exposures and other available information including current retailer inventory levels, sell-through of its retailers and distributors, current trends in retail for its products, changes in customer demand for its products and other related factors.

Accounts receivable are reported on the balance sheet net of all provided allowances, which included the allowances for doubtful accounts of $0.8 million and $1.1 million as of December 31, 2010 and 2009, respectively.

Inventory Valuation

Inventories are stated at the lower of cost or market value, on a first-in, first-out basis. We record inventory costs on the balance sheet based on third-party contract manufacturer invoices, which include the contract manufacturers’ costs for materials, labor and manufacturing overhead related to our products. Inventory valuation primarily requires estimation of slow-moving, obsolete or excess products. Our estimate of the write-downs for slow-moving, excess and obsolete inventories is based on management’s review of on-hand inventories compared to their estimated future usage, product demand forecast, anticipated product selling prices, the expected product lifecycle, and products planned for discontinuation. If actual future usage, demand for our products and anticipated product selling prices were less favorable than those projected by our management, additional inventory write-downs would be required resulting in a negative impact on our gross margin. We monitor the estimates of inventory write-downs on a quarterly basis. When considered necessary, we make additional adjustments to reduce inventory to its net realizable value, with corresponding increases to cost of sales. Inventories included write-downs for slow-moving, excess and obsolete inventories of $2.0 million and $4.0 million at December 31, 2010 and 2009, respectively.

Capitalization of Product Costs

We capitalize certain external costs related to the development of content for our learning products, including design, artwork, animation, layout, editing, voice, audio and software included in the learning products. Such costs are capitalized once the technological feasibility of the product is established and costs are determined to be recoverable. Amortization of these costs begins when the products are initially released for sale and continues over a two-year life using the straight-line method, and is included in cost of sales. We evaluate the future recoverability of capitalized amounts periodically and recognize write-downs of these amounts in the statements of operations as needed. Capitalized content costs that are cancelled, abandoned or otherwise deemed impaired are charged to cost of sales in the period of cancellation. Our evaluation in identified capitalized costs related to several platforms that had been discontinued, while the 2009 evaluation resulted in minor impairments and 2008 evaluation identified capitalized costs related to several platforms that had been retired or discontinued. Accordingly, we accelerated the amortization of these costs, resulting in an increase in cost of sales in the U.S. segment of $0.7 million, $0.3 million and $2.2 million in 2010, 2009 and 2008, respectively.

We also capitalize external website development costs (“website costs”), which primarily include third-party costs related to developing applications that are an integral component of certain products we market, as well as costs incurred to develop or acquire and customize code for web applications, costs to develop HTML web pages or develop templates, and costs to create initial graphics for the website that included the design or layout of each page. Website costs are amortized on a straight-line basis over two years. We evaluate the future recoverability of capitalized website costs periodically and if an impairment loss is considered to have occurred during the period, we accelerate the amortization and record it in “depreciation and amortization” in the statement of operations in the same period.

Our evaluations of capitalized content development costs and website costs require us to make complex and subjective judgments, using currently available data as well as projections about the potential impact of possible future events and conditions, which judgments and projections are inherently uncertain. If future events and conditions do not meet expectations, we make additional adjustments to reduce the expected realizable value of the assets, with corresponding increases to cost of sales. Capitalized content development costs and website costs are both included in “Capitalized product costs” on the balance sheet, net of accumulated amortization.

Goodwill and Other Intangible Assets

We review goodwill for impairment at least annually, and between annual tests if events occur or circumstances change that warrant a review. These events or circumstances could include a significant change in the business climate, legal factors or operating performance indicators. Application of the goodwill impairment test requires significant judgment, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, determination of the fair value of each reporting unit, and projections of future net cash flows, which projections are inherently uncertain. The fair value of each reporting unit is estimated using a combination of a market approach and a discounted cash flow methodology. The market approach requires considerable judgment in selecting comparable companies and estimating the multiples of revenue implied by their market values. The discounted cash flow methodology requires management to exercise judgment in selecting an appropriate discount rate and to make numerous assumptions in order to develop future business and financial forecasts and the related estimates of future net cash flows. Future net cash flows depend primarily on future sales of our products, which are inherently difficult to predict. This is especially true when a significant portion of our future net sales is expected to be generated by both mature products as well as products introduced in 2010 and planned to be introduced in 2011. After analyzing our goodwill at December 31, 2010 and 2009, we concluded no impairment charge was required in either period. At December 31, 2010 and 2009 we had $25.2 million and $22.2 million of goodwill and other intangible assets, respectively.

Income Taxes

We account for income taxes using the asset and liability method. We calculate our deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The determination of our income tax assets, liabilities and expense requires us to make certain estimates and judgments in the calculation of tax benefits, tax credits and deductions. Significant changes in these estimates or variations in the actual outcome of expected future tax consequences may result in material increases or decreases in the tax provision or benefit in subsequent periods. We provide valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Determination of whether or not a valuation allowance is warranted requires consideration of many factors, including prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

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

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements, but the program does not always eliminate our exposure to movements of currency exchange rates. Our net hedging activities for the fiscal years ended December 31, 2010, 2009 and 2008 are summarized in the table below:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Gains (losses) on foreign exchange forward contracts	$(204)	$(55)	$874
Losses on underlying transactions denomincated in foreign currency	(146)	(404)	(2,092)

Net losses	$(350)	$(459)	$(1,218)

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts that were outstanding as of December 31, 2010 and 2009 is as follows:

	2010			2009
	Average Forward Exchange Rate per $1	Notional Amount in Local Currency	Fair Value of Instruments in USD	Average Forward Exchange Rate per $1	Notional Amount in Local Currency	Fair Value of Instruments in USD
		(1)	(2)		(1)	(2)
Currencies:
British Pound (USD/GBP)	1.590	11,125	$(62)	1.615	628	$(11)
Euro (USD/Euro)	1.336	3,748	(22)	1.435	4,113	171
Canadian Dollar (CAD/USD)	1.004	3,274	(31)	1.048	5,586	(4)
Mexican Peso (MXP/USD)	12.498	29,176	(17)	13.065	11,115	4

Total fair value of instruments in USD			$(132)			$160

(1)	In thousands of local currency
(2)	In thousands of USD

Cash equivalents and short-term and long-term investments are presented at fair value on our balance sheet. We invest our excess cash in accordance with our investment policy. At December 31, 2010, we did not hold any cash equivalents. As of December 31, 2009, our excess cash was invested only in money market funds. Any adverse changes in interest rates or securities prices may decrease the value of our investments and operating results.

We experience interest rate risk and impairment risk only on our long-term investment in ARS, as we have no long-term borrowings. We evaluate this investment on a quarterly basis and will continue to recognize impairment losses in the statements of operations, if and when they occur.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEAPFROG ENTERPRISES, INC.

FORM 10-K

Index to Consolidated Financial Statements

For the Fiscal Year Ended December 31, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LeapFrog Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of LeapFrog Enterprises, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LeapFrog Enterprises, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LeapFrog Enterprises, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

February 22, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LeapFrog Enterprises, Inc.

We have audited LeapFrog Enterprises, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LeapFrog Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, LeapFrog Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets, as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of LeapFrog Enterprises, Inc. and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

February 22, 2011

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$19,479	$61,612
Accounts receivable, net of allowances for doubtful accounts of $776 and $1,119, respectively	157,646	147,378
Inventories	47,455	28,180
Prepaid expenses and other current assets	8,321	7,378
Deferred income taxes	1,678	2,066

Total current assets	234,579	246,614
Long-term investments	2,681	3,685
Deferred income taxes	989	1,263
Property and equipment, net	15,059	14,268
Capitalized product costs, net	13,184	14,917
Intangible assets, net	25,202	22,214
Other assets	1,786	3,034

Total assets	$293,480	$305,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,390	$58,263
Accrued liabilities	41,425	39,821
Income taxes payable	167	242

Total current liabilities	72,982	98,326
Long-term deferred income taxes	3,199	2,937
Other long-term liabilities	11,734	12,039
Stockholders’ equity:
Class A Common Stock, par value $0.0001;
Authorized—139,500 shares; Issued and outstanding: 43,783 and 36,894, respectively	5	4
Class B Common Stock, par value $0.0001;
Authorized—40,500 shares; Issued and outstanding: 20,961 and 27,141, respectively	2	3
Treasury stock	(185)	(185)
Additional paid-in capital	387,833	380,040
Accumulated other comprehensive income	292	158
Accumulated deficit	(182,382)	(187,327)

Total stockholders’ equity	205,565	192,693

Total liabilities and stockholders’ equity	$293,480	$305,995

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Net sales	$432,564	$379,834	$459,059
Cost of sales	253,590	221,827	277,574

Gross profit	178,974	158,007	181,485
Operating expenses:
Selling, general and administrative	75,566	81,702	114,811
Research and development	35,106	34,981	48,473
Advertising	49,314	39,331	67,361
Depreciation and amortization	11,183	10,406	11,044

Total operating expenses	171,169	166,420	241,689

Income (loss) from operations	7,805	(8,413)	(60,204)
Other income (expense):
Interest income	203	556	2,294
Interest expense	(243)	(60)	(349)
Other, net	(1,790)	(1,959)	(8,221)

Total other expense	(1,830)	(1,463)	(6,276)

Income (loss) before income taxes	5,975	(9,876)	(66,480)
Provision for (benefit from) income taxes	1,030	(7,188)	1,874

Net income (loss)	$4,945	$(2,688)	$(68,354)

Net income (loss) per share:
Class A and B—basic and diluted	$0.08	$(0.04)	$(1.07)
Weighted average shares used to calculate net income (loss) per share:
Class A and B—basic	64,368	63,914	63,641
Class A and B—diluted	65,627	63,914	63,641

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Years Ended December 31,
	2010	2009	2008
Common stock and paid-in capital:
Balance, beginning of year:
Class A shares	$4	$4	$4
Class B shares	3	3	3
Treasury stock	(185)	(185)	(185)
Paid-in capital	380,040	366,798	355,900

Total, beginning of year	379,862	366,620	355,722
Class A common shares issued upon exercise of employee stock-based awards and purchases made under the employee purchase plan	1,883	77	624
Net cash paid for payroll taxes on restricted stock unit releases	(262)	(275)	(840)
Stock-based compensation expense	6,172	10,696	11,109
Recognition of previously unrecognized tax benefits	—	2,744	—
Other	—	—	5

Balance, end of year	387,655	379,862	366,620

Accumulated other comprehensive income (loss):
Balance, beginning of year	158	(2,055)	4,036
Cumulative translation adjustment	251	2,006	(6,689)
Temporary gain (loss) on investment in auction rate securities, net of tax	(117)	207	598

Balance, end of year	292	158	(2,055)

Accumulated deficit:
Balance, beginning of year	(187,327)	(184,639)	(116,285)
Net income (loss)	4,945	(2,688)	(68,354)

Balance, end of year	(182,382)	(187,327)	(184,639)

Total stockholders’ equity, end of year	$205,565	$192,693	$179,926

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2010	2009	2008
Operating activities:
Net income (loss)	$4,945	$(2,688)	$(68,354)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,337	20,495	22,954
Deferred income taxes	662	(7,351)	(68)
Stock-based compensation expense	6,172	10,696	11,109
Impairment of investment in auction rate securities	—	431	6,561
Gain on sale of long-term investments	(454)	—	—
Loss on disposal of long-term assets	117	1,100	434
Allowance for doubtful accounts	355	(1,194)	5,045
Other changes in operating assets and liabilities:
Accounts receivable, net	(10,334)	(54,745)	27,750
Inventories	(19,178)	29,328	(7,919)
Prepaid expenses and other current assets	(924)	3,605	8,950
Other assets	1,248	(824)	1,866
Accounts payable	(26,980)	2,496	11,463
Accrued liabilities	1,512	(5,368)	(11,773)
Long-term liabilities	(38)	(988)	3,785
Income taxes payable	(75)	13	155

Net cash provided by (used in) operating activities	(22,635)	(4,994)	11,958

Investing activities:
Purchases of property and equipment	(9,547)	(6,345)	(11,434)
Capitalization of product costs	(7,617)	(7,977)	(11,863)
Purchases of intangible assets	(5,335)	(235)	—
Sales of investments	1,263	1,282	—

Net cash used in investing activities	(21,236)	(13,275)	(23,297)

Financing activities:
Proceeds from stock option exercises and employee stock purchase plans	1,883	77	624
Net cash paid for payroll taxes on restricted stock unit releases	(262)	(275)	(840)
Borrowing on line of credit	42,000	—	30,000
Paydown on line of credit	(42,000)	—	(30,000)

Net cash provided by (used in) financing activities	1,621	(198)	(216)

Effect of exchange rate changes on cash	117	978	(2,804)

Net change in cash and cash equivalents	(42,133)	(17,489)	(14,359)
Cash and cash equivalents, beginning of period	61,612	79,101	93,460

Cash and cash equivalents, end of period	$19,479	$61,612	$79,101

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$(222)	$(117)	$(247)
Cash (paid) refunded for income taxes, net	$281	$(164)	$(5,654)
Non-cash investing and financing activities:
Temporary gains on auction rate securities, net	$194	$435	$598

See accompanying notes

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.	Ownership and Business

LeapFrog Enterprises, Inc. (collectively, the “Company” or “LeapFrog” unless the context indicates otherwise) designs, develops and markets a family of innovative technology-based learning platforms and related proprietary content primarily for infants and for children through age nine, both at home and in schools around the world. LeapFrog has developed a number of learning platforms that support a broad library of software titles covering subjects such as phonics, reading, writing, and math. In addition, LeapFrog has a broad line of stand-alone educational products, or learning toys, that do not require the separate purchase of software and are generally targeted at children from infancy through age five. The Company’s products are sold through retailers, distributors, directly to consumers at its web store and directly to schools. LeapFrog products are available in five languages (including Queen’s English).

Mollusk Holdings, LLC, an entity controlled by Lawrence J. Ellison, Chief Executive Officer (“CEO”) of Oracle Corporation, holds a majority of the voting power of the Company’s outstanding stock.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult, and subjective judgments include the evaluation of the Company’s accounts receivable-related allowances for doubtful accounts receivable, sales returns, defective products, promotional markdowns, charge-backs and price changes, and cooperative promotional arrangements, the valuation and nature of impairments of financial instruments, valuation and amortization of capitalized product costs, inventory valuation, the recognition, measurement and valuation of current and deferred income tax assets and liabilities, valuation of goodwill and stock-based compensation assumptions. These estimates involve the consideration of complex factors and require management to make judgments. The analysis of historical and future trends can require extended periods of time to resolve, and are subject to change from period to period. The actual results experienced may differ from management’s estimates.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

Revenue Recognition

The Company derives the majority of its revenue from sales of its technology-based learning products and related proprietary content. Revenue is recognized when products are shipped and title passes to the customer, provided that there is evidence of a commercial arrangement, delivery has occurred, there is a fixed or determinable fee and collection is reasonably assured. For online content downloads, delivery is considered to occur when the download occurs. For professional training services, delivery is considered to occur when the training is performed. Amounts billed to customers for shipping and handling costs are recognized as revenue. Costs incurred to ship merchandise from warehouse facilities are recorded in cost of sales.

Net sales consist of gross sales less negotiated price allowances based primarily on volume purchasing levels, estimated sales returns, allowances for defective products, promotional markdowns, charge-backs and price changes, and cooperative promotional arrangements. Correspondingly, these allowances are recorded as reductions of gross accounts receivable.

Allowances for Doubtful Accounts, Sales Returns, Defective Products and Promotions

The Company reduces gross accounts receivable by an allowance for amounts it believes may become uncollectible. This allowance is an estimate based primarily on management’s evaluation of the customer’s financial condition in the context of current economic conditions, past collection history and aging of the accounts receivable balances. The provision for uncollectible accounts is included in selling, general and administrative (“SG&A”) expense in the statements of operations.

The Company also provides estimated allowances against revenue and accounts receivable for sales returns, defective products, promotional markdowns, charge-backs and price changes, and cooperative promotional arrangements in the same period that the related revenue is recorded. The allowances are estimated utilizing historical information, maximum known exposures and other available information including current retailer inventory levels, sell-through of its retailers and distributors, current trends in retail for its products, changes in customer demand for its products and other related factors.

Accounts receivable are reported on the balance sheet net of all provided allowances.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market funds with original maturities of three months or less.

Fair Value of Financial Instruments

Fair values of the Company’s financial instruments, consisting of short-term money market funds and long-term investments in auction rate securities (“ARS”), reflect the estimates of exit price, or the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.

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

The Company bifurcates other-than-temporary impairments based on the portion of the loss related to credit factors and the portion of the loss that is not related to credit factors. The credit loss portion is the difference between the amortized cost of the security and the Company’s best estimate of the present value of the cash flows expected to be collected from the debt security. The noncredit loss portion is the residual amount of the other-than-temporary impairment. The credit loss portion is recorded as a charge to investment income, and the noncredit loss portion is recorded as a separate component of other comprehensive income. Prior to the second quarter of fiscal year 2009, the entire other-than-temporary impairment charge was recognized in earnings for all debt securities. Subsequent recoveries in value are recorded to the accumulated other comprehensive income.

Inventory Valuation

Inventories are stated at the lower of cost or market value, on a first-in, first-out basis. The Company records inventory costs on the balance sheet based on third-party contract manufacturer invoices, which include the contract manufacturers’ costs for materials, labor and manufacturing overhead related to its products. Inventory valuation primarily requires estimation of slow-moving, obsolete or excess products. The Company’s estimate of write-downs for slow-moving, excess and obsolete inventories is based on management’s review of on-hand inventories compared to their estimated future usage, product demand forecast, anticipated product selling prices, the expected product lifecycle, and products planned for discontinuation. If actual future usage, demand for the Company’s products and anticipated product selling prices were less favorable than those projected by management, additional inventory write-downs would be required, resulting in a negative impact on the gross margin.

The Company monitors the estimates of inventory write-downs on a quarterly basis. When considered necessary, the Company makes additional adjustments to reduce inventory to its net realizable value, with corresponding increases to cost of sales.

Capitalized Product Costs

The Company capitalizes certain external costs related to the development of content for its learning products, including design, artwork, animation, layout, editing, voice, audio and software included in the learning products. Such costs are capitalized once the technological feasibility of the product is established and costs are determined to be recoverable. Amortization of these costs begins when the products are initially released for sale and continues over a two-year life using the straight-line method, and is included in cost of sales. The Company evaluates the future recoverability of capitalized amounts periodically and recognizes write-downs of these amounts in cost of sales as needed. Capitalized content costs that are cancelled, abandoned or otherwise deemed impaired are charged to cost of sales in the period of cancellation.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The Company also capitalizes external website development costs (“website costs”), which primarily include third-party costs related to developing applications that are an integral component of certain products the Company markets, as well as costs incurred to develop or acquire and customize code for web applications, costs to develop HTML web pages or develop templates, and costs to create initial graphics for the website that included the design or layout of each page. Website costs are amortized on a straight-line basis over two years. The Company evaluates the future recoverability of capitalized website costs periodically and if an impairment loss is considered to have occurred during the period, accelerates the amortization and records it in “depreciation and amortization” in the statement of operations in the same period.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation expense is calculated using the straight-line method over the estimated useful life of the assets, generally between two and three years, except for leasehold improvements, which are depreciated over the shorter of the estimated related useful life of the asset or the remaining term of the lease. Amortization of equipment under capital leases, if any, is included in depreciation expense. Depreciation expense for manufacturing tools is included in cost of sales.

Goodwill

The Company reviews its goodwill for impairment using a two step test at least annually on December 31, and between annual tests if events occur or circumstances change that warrant a review. When evaluating goodwill for impairment, the Company first compares the fair value of the reporting unit(s) to which the goodwill is allocated, to the carrying value of the unit(s) to determine if there is an impairment loss. If the fair value of the reporting unit exceeds its carrying value, goodwill allocated to that unit is considered not impaired. If the inverse is true, the unit is considered to be impaired and the Company must then complete the second step of the test which calls for a fair value analysis of the individual assets and liabilities assigned to the reporting unit to determine the amount of impairment to record. Application of the goodwill impairment test requires significant judgment by management, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, determination of the fair value of each reporting unit and projections of future net cash flows, which projections are inherently uncertain.

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

The determination of whether goodwill is impaired involves numerous assumptions, estimates and the application of significant judgment. For the market approach, considerable judgment is required to select comparable companies and to estimate the multiples of revenue implied by their market values. For the DCF methodology, management must exercise judgment in selecting an appropriate discount rate and must also make

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

numerous assumptions in order to develop future business and financial forecasts and the related estimates of future net cash flows. Future net cash flows depend primarily on future sales of the Company’s products, which are inherently difficult to predict.

Research and Development Costs

Internal and external research and development costs incurred before a project reaches technological feasibility are expensed as incurred. External costs incurred after a project reaches technological feasibility are capitalized. Capitalized costs are amortized into cost of sales when the product is released to the market, over two years using the straight-line method. Capitalized research and development costs are reviewed for future recoverability periodically. Impairment losses are charged to cost of sales in the period in which they occur.

Advertising Expense

Production costs of commercials and programming are expensed when the production is first aired. The Company’s direct costs of advertising, in-store displays and promotion programs are expensed as incurred.

Under arrangements with certain of its customers, the Company reduces the net selling price of its products as an incentive (sales allowances) for the customers to independently promote LeapFrog products for resale. If the benefits LeapFrog receives from the customer in these cooperative sales or advertising arrangements are not specifically identifiable, the Company recognizes the costs as a direct reduction of revenue earned from the customer during the period, with a corresponding reduction in accounts receivable. In those cases where the benefits received from the customer are sufficiently separable and can be specifically identified, these costs are included as advertising expense during the fiscal period in which the advertisements are run.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The determination of the Company’s income tax assets, liabilities and expense requires management to make certain estimates and judgments in the calculation of tax benefits, tax credits and deductions. Significant changes in these estimates or variations in the actual outcome of expected future tax consequences may result in material increases or decreases in the tax provision or benefit in subsequent periods.

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

Stock-Based Compensation

Pursuant to the Company’s 2002 Equity Incentive Plan and its 2002 Non-Employee Directors’ Stock Award Plan, the Company issues stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to its employees, directors and occasionally to non-employee service providers, to purchase shares of the Company’s Class A common stock. Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally four years) using the straight-line method.

The Company’s management reviews and updates its estimates of the variables used to calculate grant date fair values of the awards quarterly and adjusts its valuation model as necessary.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of the Company’s net loss, gains and losses on the translation of foreign currency denominated financial statements and temporary gains and non-credit losses on investments.

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

3.	Fair Value of Financial Instruments and Investments

Fair value is defined by authoritative guidance as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

•	Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. As of December 31, 2010, the Company’s did not hold any Level 1 assets.

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

The Company’s Level 2 assets and liabilities consist of outstanding foreign exchange forward contracts used to hedge its exposure to certain foreign currencies, including the British Pound, Canadian Dollar, Euro, and Mexican Peso. The Company’s outstanding foreign exchange forward contracts, all with maturities of approximately one month, had notional values of $28,293 and $13,277 at December 31, 2010 and 2009, respectively. The fair market values of these instruments as of the same periods were $(132) and $160, respectively. The fair value of these contracts was recorded in prepaid expenses and other current assets for all periods presented.

•

Level 3 includes financial instruments for which fair value is derived from valuation techniques, including pricing models and discounted cash flow models, in which one or more significant inputs, including the Company’s own assumptions, are unobservable.

The Company’s Level 3 assets consist of investments in ARS. Currently, there is no active market for these securities; therefore, they do not have readily determinable market values. The Company has engaged a third-party valuation firm to estimate the fair value of the ARS investments using a discounted cash flow approach. Based on this valuation, the ARS investments were valued at $2,681 at

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

December 31, 2010, which represents an overall decline in value of $1,319 from par. The assumptions used in preparing the discounted cash flow model are based on data available as of December 31, 2010 and include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. Given the current market environment, these assumptions are volatile and subject to change. Contractual maturity for the Company’s ARS investments ranges from 2033 to 2050.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010:
Financial Assets:
Long-term investments	$2,681	$—	$—	$2,681

Financial Liabilities:
Forward currency contracts	$(132)	$—	$(132)	$—

December 31, 2009:
Financial Assets:
Money market funds	$42,801	$42,801	$—	$—
Long-term investments	3,685	—	—	3,685
Forward currency contracts	160	—	160	—

Total financial assets	$46,646	$42,801	$160	$3,685

For the years ended December 31, 2010 and 2009, the Company accounted for the sale of ARS investments during the quarter as follows:

	Long-term Investments	Accumulated Other Comprehensive Income	Accumulated Losses on Investments
	(Balance Sheets)	(Balance Sheets)	(Statements of Operations)
Balance at December 31, 2008	$4,962	$—	$(9,038)
Gain (loss) for the year ended December 31, 2009	143	574	(431)
Sale of ARS investments	(1,420)	(139)	143

Balance at December 31, 2009	3,685	435	(9,326)
Sale of ARS investments	(1,004)	(194)	454

Balance at December 31, 2010	$2,681	$241	$(8,872)

During the year ended December 31, 2010, the Company tendered for sale four of its ARS investments resulting in a cumulative realized gain of $454. The tendered holdings had been written down in previous years by $7,191. In addition, the Company did not incur any unrealized gains or losses on its remaining ARS investments for the year ended December 31, 2010.

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

4.	Inventories

The Company’s inventories, stated on a first-in, first-out basis at the lower of cost or market as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Raw materials	$3,277	$1,739
Finished goods	44,178	26,441

Total	$47,455	$28,180

During 2010, 2009 and 2008, the Company recorded net sales of inventory written down in the previous year resulting in a benefit to gross margin of $1,997, $2,899 and $1,016, respectively.

At December 31, 2010 and 2009, there were no accrued liabilities for cancelled purchase orders.

5.	Property and Equipment

As of December 31, 2010 and 2009, property and equipment consisted of the following:

	December 31,
	2010	2009
Tooling, cards, dies and plates	$16,250	$14,053
Computers and software	36,729	30,920
Equipment, furniture and fixtures	3,650	3,939
Leasehold improvements	4,347	4,226

	60,976	53,138
Less: accumulated depreciation	(45,917)	(38,870)

Total	$15,059	$14,268

Property and equipment, with the exception of leasehold improvements is depreciated on a straight-line basis over a period of two to three years. Leasehold improvements are depreciated over the shorter of their useful life or the term of the lease. Depreciation expense for tooling cards, dies and plates is charged to cost of sales in the statement of operations as the expense relates directly to the product manufacturing process. The expense charged to cost of sales was $2,238, $3,193 and $2,486 for the three years ended December 31, 2010, 2009 and 2008, respectively.

Depreciation expense related to the remainder of property and equipment included in depreciation and amortization expense in the statements of operations was $6,401, $7,395 and $7,631 for the three years ended December 31, 2010, 2009 and 2008, respectively.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

At December 31, 2010 and 2009, equipment, furniture and fixtures included $22 and $10, respectively, of assets acquired under capital leases. The depreciation expense on these assets was $31 and $23 for the years ended December 31, 2010 and 2009, respectively. The related capital lease obligation was reflected on the balance sheet in accrued liabilities.

6.	Capitalized Product Costs

The Company’s capitalized product costs include external costs related to the development of content for its learning products and external website development costs for its website. The Company’s capitalized product costs as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Content costs	$31,603	$28,309
Website development costs	8,613	4,945
Less: accumulated amortization	(27,032)	(18,337)

Total	$13,184	$14,917

The amortization expense related to content development is charged to cost of sales in the statement of operations and totaled $6,916, $6,896 and $8,674 for the three years ended December 31, 2010, 2009 and 2008, respectively. Amortization expense related to website development is included in depreciation and amortization expense and totaled $2,434, $2,391 and $1,333 for the three years ended December 31, 2010, 2009 and 2008, respectively.

The Company performs a periodical impairment evaluation of capitalized product development costs. The Company’s evaluation in 2010 identified capitalized costs related to platforms that were in the process of being discontinued or non-performing titles, while the 2009 evaluation resulted in minor impairments and 2008 evaluation identified capitalized costs related to several platforms that had been retired or discontinued. Accordingly, the Company accelerated the amortization of these costs, resulting in an increase in cost of sales in the United States segment of $720, $279 and $2,197 in 2010, 2009 and 2008, respectively. The fully amortized assets no longer in use, which were written off in 2010 was immaterial.

7.	Intangible Assets, net

The Company’s intangible assets, net, as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Intellectual property, license agreements and other intangibles	$16,690	$11,355
Less: accumulated amortization	(11,037)	(8,690)

	5,653	2,665
Goodwill	19,549	19,549

Total	$25,202	$22,214

In February 2010, the Company acquired, for $5,335, intangible assets related to the rights to use an application- specific integrated circuit technology included in its Tag and Tag Junior reading systems. The purchased intangible assets are being amortized to operating expense on a straight-line basis over three years.

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

The estimated future amortization expense of the Company’s intangible assets other than goodwill as of December 31, 2010 is as follows:

Amount
Fiscal Year
2011	$2,476
2012	2,379
2013	748
2014	50

Total	$5,653

The Company’s goodwill is related to its 1997 acquisition of substantially all the assets and business of its predecessor, LeapFrog RBT, and its 1998 acquisition of substantially all the assets of Explore Technologies. All of its goodwill is allocated to the Company’s United States segment.

The Company performed the annual test for impairment as of December 31, 2010 and 2009, and concluded that its goodwill balance of $19,549 had not been impaired.

8.	Accrued Liabilities

The Company’s accrued liabilities as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Advertising and promotion	$9,995	$9,549
Royalties payable	9,145	10,581
Employee-related expenses	8,251	4,210
Deferred revenue	2,788	1,770
Manufacturing and warehousing	2,457	3,968
Marketing, consulting and web-related	2,243	2,746
Facilities-related closure costs	708	234
One-time termination benefits	376	1,587
Other	5,462	5,176

Total	$41,425	$39,821

During the fourth quarter of 2008, the Company implemented a company-wide reduction in force resulting in a significant reduction in employee-related expenses accrued at December 31, 2009. In addition, the bonus accrual for 2010 was significantly higher than for 2009 as performance targets were not met in 2009.

One-time termination benefits accrued at December 31, 2010 were primarily as a result of the headcount reduction during the fourth quarter of 2010 in the United States. One-time termination benefits accrued at

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

December 31, 2009 were as a result of consolidation of the Company’s administrative operations and the termination of several senior-level employees in the United States, France and United Kingdom. The liabilities were recorded at fair value, which equaled the stated value of the benefits.

In December 2010, the Company terminated its lease in one of the remaining three suites in its Emeryville, California headquarters and vacated the site in early January 2011. As a result, the Company incurred $477 of termination fees, which was fully accrued as of December 31, 2010.

In the fourth quarter of 2008, the Company ceased using its school-related facility in Austin, Texas related to its former School segment and one of four suites in its Emeryville, California headquarters and vacated both office sites. The fair values of future lease expenses were calculated based on the net of the remaining contractual lease rental payments reduced by estimated sublease rentals that management believes could be reasonably obtained for the facilities, discounted to present value using the Company’s credit-adjusted risk-free rate of 5.37%, and then offset by deferred rent credits. During the second quarter of 2009, the Company sublet the vacated suite at its headquarters to a third party. As of December 31, 2010 and 2009, the facilities closure liabilities were $423 and $495, respectively, of which, $231 and $234 were included in current liabilities and $192 and $261were included in other long-term liabilities.

9.	Income Taxes

The Company’s income (loss) before taxes included the following components:

	Years Ended December 31,
	2010	2009	2008
United States	$3,367	$(10,399)	$(63,509)
Foreign	2,608	523	(2,971)

Total	$5,975	$(9,876)	$(66,480)

The components of the provision for (benefit from) income taxes were as follows:

	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$(79)	$(7,969)	$(372)
State	(88)	(219)	240
Foreign	404	461	1,983

Total current	237	(7,727)	1,851
Deferred:
Federal	314	85	854
State	29	43	43
Foreign	450	411	(874)

Total deferred	793	539	23

Grand total	$1,030	$(7,188)	$1,874

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The differences between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% were as follows:

	Years Ended December 31,
	2010	2009	2008
Income tax (benefit) at the statutory rate	$2,091	$(3,456)	$(23,268)
State income taxes	(49)	(219)	283
Foreign tax rate differential	(265)	(137)	588
Interest and penalties	285	926	1,288
Nondeductible items	110	320	1,534
Release of unrecognized tax benefit	(453)	(7,804)	—
IRS refunds	—	—	(1,918)
Other	347	(32)	1,966
Change in federal valuation allowance	(1,036)	3,214	21,402

Income tax provision (benefit)	$1,030	$(7,188)	$1,874

State income tax expense above included a valuation allowance of $1,209, $1,080 and $3,225 for 2010, 2009 and 2008, respectively. State income tax expense also included interest and penalties of $0, $51 and $157 for 2010, 2009 and 2008, respectively. The tax benefit for 2009 includes a $7,804 benefit from the recognition of previously unrecognized tax benefits, including $3,143 of accrued interest, due to expiring statute of limitations.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $18,677 at December 31, 2010. The earnings are considered to be permanently reinvested and, accordingly, no deferred United States income taxes have been provided thereon. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

Deferred income taxes reflect the impact of “temporary differences” between asset and liability amounts for financial reporting purposes and such amounts as determined based on existing tax laws. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
Deferred tax assets:
NOL and credits carryover	$100,233	$96,747
Inventory and other reserves	4,574	5,981
Depreciation and amortization	6,545	14,699
Other	20,322	17,993
Less: valuation allowance	(128,969)	(132,018)

Total deferred tax assets	$2,705	$3,402

Deferred tax liabilities:
Goodwill	3,223	2,993

Total deferred tax liabilities	$3,223	$2,993

Starting in 2006, the Company recorded a non-cash charge to establish a valuation allowance against all of its gross domestic deferred tax assets. Due to the Company’s domestic cumulative net operating losses for the most

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

recent three year period, the Company continues to have a full valuation allowance established against its domestic deferred tax assets. The valuation allowance in both 2010 and 2009 includes $8,503 related to excess tax benefits of stock option deductions prior to the adoption of the authoritative guidance regarding stock-based compensation. The benefits will increase additional paid-in capital when realized. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Should the Company determine that it would be able to realize all or part of its deferred tax asset in the future, an adjustment to the valuation allowance would be recorded in the period such determination was made. The majority of the Company’s domestic deferred tax assets generally have 10 to 20 years until expiration or indefinite lives.

As of December 31, 2010, the Company had federal net operating loss carryforwards of $221,998 which will expire between 2025 through 2029. State net operating loss carryforwards totaling $232,999 as of December 31, 2010, will expire in years 2011 through 2031. The valuation allowance was reduced in the current year due to the utilization of certain net operating loss and state tax credit balances. In addition, the Company had $2,908 related to excess tax benefits of stock option deductions which are not included in the net operating loss carryforward amounts above since they have not met the required realization criteria. The Company follows the tax law ordering rules and the tax benefits from these deductions will increase additional paid-in capital when realized. As of December 31, 2010, the Company also had federal and California research and development credit carryforwards of $4,162 and $6,372, respectively. The federal research carryforwards will begin to expire in 2023, while the California research credits can be carried forward indefinitely. In addition, the Company has $4,007 in federal foreign tax credits that will begin expiring in 2017.

The changes in the balance of gross unrecognized tax benefits, during the years ended December 31, 2010 and 2009 were as follows:

	Years Ended December 31,
	2010	2009	2008
Balance at beginning of year	$22,080	$28,991	$30,727
Gross increase—tax positions taken during a prior period	310	978	1,365
Gross decrease—tax positions taken during a prior period	(996)	(1,214)	(3,591)
Increases due to tax positions taken during the current period	440	633	1,415
Decreases in the unrecognized tax benefits relating to statute of limitations expiration	(226)	(7,308)	—
Decreases in the unrecognized tax benefits relating to settlements with taxing authorities	—	—	(925)

Balance at end of year	$21,608	$22,080	$28,991

The balances of gross unrecognized tax benefits at December 31, 2010, 2009 and 2008 are $21,608, $22,080 and $28,991, respectively, of which $7,226, $8,044 and $15,769 would affect the Company’s effective tax rate if recognized. However, an additional $14,382, $14,036 and $13,222 would impact the Company’s effective rate if the valuation allowance currently established against the Company’s domestic deferred tax assets were to reverse.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the years ended December 31, 2010, 2009 and 2008 included interest and penalties of $285, $926 and $1,821, respectively. As of December 31, 2010, 2009 and 2008, the Company had approximately $2,898, $2,648 and $4,964, respectively, of accrued interest and penalties related to uncertain tax positions.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The Company is subject to exam for years 2000 and forward. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits in the future could decrease by up to $1,957 related to its foreign operations over the course of the next twelve months due to expiring statutes of limitations, which could be recognized as a tax benefit and affect the effective tax rate.

Open and Resolved Tax Matters

The Company files income tax returns in the U.S. federal, various states and foreign jurisdictions. The Company has substantially concluded all U.S. federal and state income tax matters through 1999. During the quarter ended June 30, 2008, the Internal Revenue Service (“IRS”) completed its audit of the Company’s research and development carryback claims for the period of 2001 through 2003. As a result of the settlement, the Company received a $5,238 refund from the IRS in July 2008 and recognized $925 of previously unrecognized tax benefit. The total 2008 tax benefit attributable to this refund was $1,918, including interest paid by the IRS.

In 2009, the Mexico taxing authority notified the Company of an income tax audit for the 2007 tax year. This audit concluded in 2010 with no material effect. The state of California has notified the Company of a pending examination related to its research and experimentation credits claimed for the tax years 2002 and 2003; however, the Company has not been notified when the audit will commence. In 2010, the state of Illinois notified the Company of an income tax audit for the 2006 and 2007 tax year. The outcomes of these state audits are not yet determinable.

With respect to the open matters, the outcomes are not yet determinable. However, management does not anticipate that any adjustments would result in a material change to the Company’s results of operations, financial conditions or liquidity.

10.	Borrowings Under Credit Agreements

On August 13, 2009, the Company, certain financial institutions and Bank of America, N.A., entered into an amended and restated loan and security agreement for a $75,000 asset-based revolving credit facility. The Company has granted a security interest in substantially all of its assets to the lenders as security for its obligations under the facility. Provided there is no default under the loan agreement and subject to availability of additional credit, the Company may elect, without the consent of any of the lenders, to increase the size of the credit facility under the loan agreement up to an aggregate of $150,000.

This credit facility superseded and replaced the Company’s previous $100,000 credit facility dated November 8, 2005, which would have otherwise expired in November 2010 and was terminated as of August 13, 2009.

The borrowing availability varies according to the levels of the Company’s accounts receivable, and cash and investment securities deposited in secured accounts with the lenders. Subject to the level of this borrowing base, the Company may make and repay borrowings from time to time until the maturity of the facility. The interest rate is, at the Company’s election, Bank of America, N.A.’s prime rate (or base rate) or a LIBOR rate defined in the loan agreement, plus, in each case, an applicable margin. The applicable margin for a loan depends on the average daily availability for the most recent fiscal quarter and the type of loan. Availability under this agreement was $75,000 as of December 31, 2010.

The loan agreement contains customary events of default. If any event of default under the loan agreement occurs, the lenders may terminate their respective commitments, declare immediately due all borrowings under

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

the facility and foreclose on the collateral. A cross-default provision applies if a default occurs on other indebtedness in excess of $5,000 and the applicable grace period in respect of the indebtedness has expired, such that the lender of, or trustee for, the defaulted indebtedness has the right to accelerate. The Company is also required to maintain a ratio of Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, to fixed charges, as defined in the loan agreement, of at least 1.1 to 1.0 when the covenant is required to be tested. The ratio is measured only if certain borrowing-availability thresholds are not met.

During the fourth quarter of 2010, the Company borrowed a total of $42.0 million on the line with an interest rate per annum of 4.38% through the final repayment date, and repaid the full amount during the same quarter from cash provided by operations. The Company had no borrowings outstanding under this agreement at December 31, 2010.

On January 31, 2011, the Company entered into an amendment to the agreement that, among other things, (i) extends the maturity date of the agreement to August 13, 2013, (ii) reduces, starting January 1, 2011, the applicable interest rate margins to a range of 0.50% to 1.00% above the applicable base rate for base rate loans as compared to 3.00% above the applicable base rate in the original agreement, and 2.25% to 2.75% above the applicable LIBOR rate for LIBOR rate loans as compared to 4.00% above the applicable LIBOR rate in the original agreement, in each case depending on the Company’s borrowing availability, and (iii) reduces, starting January 1, 2011, the unused line fee to 0.375% per year if utilization of the line is greater than or equal to 50%, and to 0.50% per year if utilization of the line is less than 50% as compared to 1.00% per year in the original agreement.

11.	Employee Benefit Plan

LeapFrog sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code. Effective September 1, 2005, the 401(k) plan provides that employees may defer up to 100% of their annual compensation, not to exceed the IRS maximum contribution limit. In 2009 and 2008, LeapFrog matched 50% of employee contributions up to the lesser of $2 or 6% of the participant’s compensation per plan year, which vests over three years. During 2009 and 2008, the Company recorded total compensation expense of $578 and $799, respectively, related to the defined contribution plan. The Company discontinued its matching program in 2010 and therefore did not incur any related compensation expense.

12.	Stock-Based Compensation

Stock-based compensation arrangements

Pursuant to the Company’s 2002 Equity Incentive Plan and its 2002 Non-Employee Directors’ Stock Award Plan, (collectively, the “Plans”), the Company offers three types of stock-based compensation awards to its employees, directors and certain consultants: stock options, RSUs and RSAs. Both stock options and RSUs can be used to purchase shares of the Company’s Class A common stock, are exercisable over a period not to exceed ten years, and are most commonly assigned four-year vesting periods. The Company does not currently have any outstanding RSAs. Effective February 28, 2007, the Company terminated its performance share program after conducting a full review of the total compensation components for key executives. There were no performance shares outstanding at December 31, 2010 and 2009. The Company also has an employee stock purchase plan (“ESPP”).

On August 26, 2009, the stockholders of the Company approved a stock option exchange program, as described in the Company’s definitive proxy statement filed with the Securities and Exchange Commission (“SEC”) on July 15, 2009. Under the option exchange program (the “Offer”), the Company offered to exchange, for new lower-priced options, certain outstanding options previously granted under either its 2002 Equity Incentive Plan or 2002 Non-Employee Director Stock Award Plan or under two non-plan options held by its CEO. Option

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

holders eligible to participate in the Offer to exchange tendered, and the Company accepted for cancellation, options to purchase an aggregate of 6,372 shares of the Company’s Class A common stock from 214 participants, representing 96.5% of the total shares of Class A common stock underlying options eligible for exchange in the Offer.

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

The exchange ratios were calculated using a Monte-Carlo simulation based on the closing price of the Class A common stock as reported on the New York Stock Exchange (“NYSE”) for the business day prior to the expiration date of the Offer on August 26, 2009, which was $3.79 (the “Market Price”), as well as other valuation assumptions such as expected term, volatility, risk-free interest rate, and probabilities of exercise and forfeiture. The exercise price per share of the new options other than those granted to the CEO and directors was the Market Price. In the case of any new option grants issued to the Company’s CEO and directors, while the exercise price of such options was $6.25, the exchange ratio was determined using the Market Price to calculate the value of the new option grants, with the result that these individuals received grants covering fewer shares than they would have received had the value of the new option grants been calculated using $6.25. The exchange was designed to result in no additional compensation expense.

During the second quarter of 2009, the Company granted options to certain executives and board members to purchase an aggregate of 2,705 shares of its Class A common stock that vest based upon a service condition and a market condition. Based on the existence of the market condition requirement for vesting, the fair value of these stock options was estimated on the date of the grant using a Monte-Carlo simulation. The simulation generates a defined number of stock price paths to develop a reasonable estimate of future expected stock price ranges based on vesting requirements and the assumed exercise behavior of the grants. The model assumes options will be exercised uniformly over the remaining life if and when the vesting and market conditions are met. All other assumptions are consistent with option grants that vest solely upon a service condition.

There were no stock options grants valued using a Monte-Carlo simulation during the fiscal year ended December 31, 2010.

On June 5, 2008, the stockholders of the Company approved a stock option exchange program, as described in the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders, filed with the SEC on April 21, 2008. Under the option exchange program (“Program”) the Company offered to exchange, for new lower-priced options, certain outstanding options previously granted under the Company’s Plans and under two special inducement grants awarded to the Company’s CEO outside of the Company’s Plans upon his joining the Company. Option holders eligible to participate in the Program tendered, and the Company accepted for cancellation, eligible options to purchase an aggregate of 4,936 shares of the Company’s Class A common stock, and issued stock options to purchase 3,669 shares of the Company’s Class A common stock in exchange. In accordance with the terms of the Program, the number of shares subject to each new option grant was determined using an exchange ratio designed to result in the fair value of the new option grant (at the time of grant) being equal to the fair value of the eligible option grant tendered for exchange (at the time immediately prior to cancellation of the eligible option). Accordingly, the Company did not incur any additional stock-based compensation expense related to the Program.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The Company is authorized to issue up to a total of 24,000 shares of Class A common stock for any of the types of awards authorized under the Plans. At December 31, 2010, the remaining available for future grants was 3,558 for stock-based awards and 1,391 for the ESPP.

Valuation of Stock-based compensation

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

The assumptions underlying the calculation of grant date fair value of the stock options using the Black-Sholes option pricing model comprise:

•	Volatility: Expected stock price volatility is based on the Company’s historical stock prices over the most recent period commensurate with the estimated expected term of the stock options.

•	Risk-Free Interest Rate: The risk-free interest rate is based on the yield of the treasury security at grant date with a maturity closest to the expected term of the stock option.

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

•

Annual Forfeiture Rate: When estimating pre-vesting forfeitures, the Company considers voluntary termination behavior as well as potential future workforce reduction programs. Through August 2010, the Company reflected the impact of forfeitures for stock options in expense only when they actually occurred based on analyses showing that the majority of all stock options vested on a monthly basis. Beginning September 2010, based on a shift in granting practice toward more options with longer vesting periods, the Company applied a forfeiture rate of 11% based on historical experience.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The assumptions used in the Black-Scholes option valuation model and the weighted average grant date fair value per share for the three years ended December, 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Estimate of fair value for total awards using Black-Scholes	$2,169	$2,497	$50,336 *
Expected term (years)	5.64	6.12	4.95
Volatility	56.5%	51.8%	41.1%
Risk-free interest rate	2.3%	2.5%	3.1%
Expected dividend yield	—%	—%	—%

*	Fair value in 2008 includes $33,433 for options granted in June 2008 pursuant to the stock option exchange program.

There were no stock options grants valued using a Monte-Carlo simulation during the fiscal year ended December 31, 2010 and 2008. During the second quarter of 2009, the Company granted options to certain executives and board members to purchase an aggregate of 2,705 shares of its Class A common stock that vest based upon a service condition and a market condition, the fair value of which was $12,955, estimated using the Monte-Carlo simulation with the expected term of 3.25 years, volatility of 55.0%, risk-free interest rate of 1.52% and zero expected dividend yield.

RSUs and RSAs:

RSAs and RSUs are payable in shares of the Company’s Class A common stock. The fair value of these stock-based awards is equal to the closing market price of the Company’s stock on the date of grant. The grant date fair value is recognized on a straight-line basis in compensation expense over the vesting period of these stock-based awards, which is generally four years.

With regard to RSUs, a forfeiture assumption of approximately 20% is currently being used. A zero forfeiture rate is used for RSAs. These assumptions reflect historical and expected future forfeiture rates.

Non-Employee Stock-Based Awards:

Stock-based compensation arrangements to non-employees are accounted for using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Impact of Stock-based compensation

The following table summarizes stock-based compensation expense charged to SG&A and research and development (“R&D”) expense for the three years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
	2010	2009	2008
SG&A:
Stock options	$2,723	$7,952	$7,069
RSUs/RSAs	2,164	1,316	2,498

Total SG&A	4,887	9,268	9,567
R&D:
Stock options	741	769	721
RSUs/RSAs	544	659	821

Total R&D	1,285	1,428	1,542

Total expense	$6,172	$10,696	$11,109

Stock-based compensation expense related to RSUs and RSAs is calculated based on the market price of The Company’s common stock on the grant date. The total market value of restricted stock unit and stock awards granted in 2010, 2009 and 2008 as measured on the grant date was $7,989, $147, and $2,666, respectively.

Stock plan activity

Stock Options:

The activity in the Company’s stock option plan for the years ended December 31, 2010 and 2009 was as follows:

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Stock options:
Outstanding at December 31, 2007	9,093	$12.92
Grants	4,973	$10.12
Exercises	(77)	$5.34
Retired or forfeited	(5,870)	$13.36

Outstanding at December 31, 2008	8,119	$10.96	7.55	$—
Grants	7,805	$3.82
Retired or forfeited	(7,921)	$10.99

Outstanding at December 31, 2009	8,003	$3.97	8.23	$258
Grants	763	$5.36
Exercises	(583)	$3.13
Retired or forfeited	(1,929)	$3.95

Outstanding at December 31, 2010	6,254	$4.22	6.11	$9,870

Vested and exercisable at December 31, 2010	3,870	$4.42	4.57	$5,681

Vested and exercisable at December 31, 2009	2,556	$5.04	6.62	$—

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Stock options outstanding that are expected to vest are shown net of estimated future option forfeitures. The price of a share of the Company’s Class A common stock was $5.55 and $3.91 as of December 31, 2010 and 2009, respectively. As of December 31, 2010, options to purchase 3,870 shares of Class A common stock with an intrinsic value of $5,681 were fully vested. As of December 31, 2010, there was a total of $4,166 of unrecognized compensation cost related to stock options granted under the Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.12 years.

The table below shows information by range of exercise prices for the Company’s outstanding stock options as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Life in Years	Number of Shares	Weighted Average Exercise Price
$1.41 - $2.75	1,971	$2.53	7.28	1,043	$2.44
$2.76 - $3.92	1,548	$3.80	6.27	1,197	$3.79
$3.93 - $5.96	1,169	$4.56	8.34	294	$4.40
$5.97 - $6.92	1,450	$6.26	2.58	1,239	$6.25
$6.93 - $19.74	116	$9.72	5.36	97	$9.90

Total	6,254	$4.22	6.11	3,870	$4.42

These options will expire if not exercised by specific dates through December, 2017. During the year ended December 31, 2010, 54 stock options expired and were cancelled.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

RSUs and RSAs:

The activity in the Company’s RSUs and RSAs for the years ended December 31, 2010 and 2009 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units and awards:
Nonvested at December 31, 2007	1,117	$9.31
Grants	319	$8.37
Vested	(286)	$10.14
Retired or forfeited	(232)	$9.33

Nonvested at December 31, 2008	918	$8.72
Grants	59	$2.47
Vested	(314)	$9.51
Retired or forfeited	(142)	$8.39

Nonvested at December 31, 2009	521	$8.16
Grants	1,313	$6.08
Vested	(167)	$8.06
Retired or forfeited	(136)	$6.21

Nonvested at December 31, 2010	1,531	$6.54

Vested and deferred at December 31, 2010	85	$10.78

Vested and deferred at December 31, 2009	80	$10.78

As of December 31, 2010, there was a total of $5,419 of unrecognized compensation cost related to RSUs and RSAs granted under the Plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.68 years.

13.	Derivative Financial Instruments

At December 31, 2010 and 2009, the Company had outstanding foreign exchange forward contracts with notional values of $28,293 and $13,277, respectively. The gains and losses on these instruments are recorded in “other income (expense)” in the consolidated statements of operations. Gains and losses from foreign exchange forward contracts, net of gains and losses on the underlying transactions denominated in foreign currency, for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Years Ended December 31,
	2010	2009	2008
Gains (losses) on foreign exchange forward contracts	$(204)	$(55)	$874
Losses on underlying transactions denominated in foreign currency	(146)	(404)	(2,092)

Net losses	$(350)	$(459)	$(1,218)

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

14.	Comprehensive Net Income (Loss)

The Company’s comprehensive net income (loss) for the three years ended December 31, 2010, 2009 and 2008 was as follows:

	Years Ended December 31,
	2010	2009	2008
Net income (loss)	$4,945	$(2,688)	$(68,354)
Currency translation adjustments	251	2,006	(6,689)
Temporary impairment gain (loss) on investments	(194)	435	598
Tax expense allocated to temporary gain (loss) on investments	77	(228)	—

Comprehensive net income (loss)	$5,079	$(475)	$(74,445)

15.	Stockholders’ Equity

The Company is authorized to issue 180,000 shares of common stock at a par value of $0.0001 per share, of which 139,500 shares are designated as Class A and 40,500 shares are designated as Class B. Class A shares outstanding at December 31, 2010 and 2009 were 43,783 and 36,894, respectively. Class B shares outstanding at December 31, 2010 and 2009 were 20,961 and 27,141, respectively.

Class A stockholders are entitled to one vote per share and Class B stockholders are entitled to ten votes per share. The Class B stockholders have the right to convert their Class B shares into an equal number of Class A shares. In 2010, 2009 and 2008, certain Class B stockholders elected to convert 6,179, 0 and 473 shares, respectively, of their Class B common stock into the same number of shares of Class A common stock at par value. The transactions had no impact on the Company’s financial statements and did not have an effect on our status as a “controlled company” within the meaning of the NYSE corporate governance standards.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

16.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods presented.

	Years Ended December 31,
	2010	2009	2008
(Numerator)
Net Income (loss)	$4,945	$(2,688)	$(68,354)
(Denominator)
Weighted average shares outstanding during period:
Class A and B—basic	64,368	63,914	63,641
Common share equivalents	1,259	—	—

Class A and B—diluted	65,627	63,914	63,641

Net loss per share:
Class A and B—basic and diluted	$0.08	$(0.04)	$(1.07)

For 2009 and 2008, common share equivalents were excluded from the calculations of net loss per share, as their effect on net loss per share would be antidilutive. Outstanding weighted average common stock equivalents of Class A common stock excluded from the calculations were 168 and 247 for the years ended December 31, 2009 and 2008, respectively.

17.	Related Party Transactions

Mollusk Holdings, LLC, an entity controlled by Lawrence J. Ellison, CEO of Oracle Corporation, holds a majority of the voting power of the Company’s outstanding stock. As of December 31, 2010, Mr. Ellison may be deemed to have or share the power to direct the voting and disposition, and therefore to have beneficial ownership, of approximately 15.6 million shares of the Company’s Class B common stock and 0.2 million shares of the Company’s Class A common stock, which represents approximately 61.5% of the combined voting power of the Company’s Class A common stock and Class B common stock.

In 2010, 2009 and 2008, the Company purchased software products and support services totaling $1,138, $856 and $1,095, respectively, from Oracle Corporation on terms the Company believes are comparable to those it would obtain in an arm’s-length agreement.

In 2010, 2009 and 2008, the Company paid Pillar Data Systems, Inc. a total of $61, $368 and $261, respectively, in arm’s-length transactions for equipment fees. Mr. Ellison is the majority stockholder of Pillar Data Systems, Inc.

The Company was previously involved in a dispute with Mounte LLC arising out of a 2002 tax sharing agreement between the Company and Knowledge Universe, Inc., the predecessor in interest of Mounte LLC. At the time, Mounte LLC was indirectly controlled by Michael R. Milken, Lowell J. Milken and Lawrence J. Ellison, who also beneficially own shares which represented, and continue to represent, a majority of the voting interest in our stock. Following discussions between the parties, the Company and Mounte LLC entered into a written agreement effective July 9, 2009, settling the dispute. Pursuant to the agreement, Mounte LLC paid LeapFrog $295 in 2009, in settlement of all claims by either party under the agreement, including Mounte LLC’s counter-claim for $1,479.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

18.	Concentrations of Credit Risk and Certain Other Risks

Financial instruments that subject the Company to concentrations of credit risk include cash equivalents, foreign exchange transactions, long-term investments and trade receivables. Cash and cash equivalents consist principally of cash and money market funds. Long-term investments consist of ARS, which are generally illiquid and experienced significant impairment losses beginning in the fourth quarter of 2007 due to the adverse credit and financial markets conditions that prevailed at the time. The carrying value of the Company’s investment in ARS has declined 67% from its original book value, or par, as of December 31, 2010. Although beginning in 2009, the value of these investments stabilized significantly, further impairment losses may be incurred. Foreign exchange transactions consist primarily of short-term foreign currency transactions with highly rated financial institutions.

LeapFrog manufactures and sells its products primarily to national and regional mass-market retailers in the United States. Credit is extended based on an evaluation of the customers’ financial condition; generally, collateral is not required. Allowances for credit losses are provided for in the consolidated financial statements at the time of sale. Three major retailers account for 67% and 61% of total accounts receivable at December 31, 2010 and 2009, respectively. Should any of these three retailers experience difficulties paying their debts to LeapFrog, this could have a significant negative impact on the Company’s statement of operations and cash flows.

Seasonality of Sales

Sales of LeapFrog’s products have historically been highly seasonal with a substantial majority of the sales occurring during the third and fourth quarters. Failure to predict accurately and respond appropriately to retailer and consumer demand may cause LeapFrog to produce excess inventory, which could adversely affect operating results and financial condition. Conversely, if a product achieves greater success than anticipated, the Company may not have sufficient inventory to meet customer demand, which could adversely impact LeapFrog’s relations with its customers.

Manufacturing Vendor Concentration

LeapFrog’s manufacturing and operations strategy is designed to maximize the use of outsourced services, particularly with respect to the actual production and physical distribution of its products. The Company believes that its outsourcing strategy enhances the scalability of the manufacturing process. Since the Company does not have its own manufacturing facilities, it is dependent on close working relationships with its contract manufacturers for the supply and quality of its products and the computer chips contained in these products. LeapFrog uses contract manufacturers located in Asia, primarily in China, to build its finished products. Given the highly seasonal nature of its business, any unusual delays or quality control problems could have a material adverse effect on LeapFrog’s operating results and financial condition. LeapFrog’s top three vendors supplied a total of 57%, 64% and 49% of LeapFrog’s products in 2010, 2009 and 2008, respectively. In 2010 and 2009, LeapFrog’s largest individual vendor, WKK Technology Limited, located in China, supplied 24% and 26%, respectively, of its products. In 2008, Askey Computer Corporation, located in China, supplied 20% of LeapFrog’s products. The Company expects to continue to use a limited number of contract manufacturers and fabricators.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Customer Concentration

A limited number of customers historically have accounted for a substantial portion of the Company’s gross sales. For the last three fiscal years, the Company’s top three customers have been Target, Toys “R” Us and Wal-Mart. The relative percentage of gross sales to the top three customers to total Company sales were as follows for the three years shown below:

	Years Ended December 31,
	2010	2009	2008
Gross sales:
Wal-Mart	21%	22%	25%
Toys “R” Us	20%	19%	18%
Target	17%	16%	17%

Total	58%	57%	60%

Wal-Mart, Target and Toys “R” Us accounted for 23%, 21% and 23% of total gross accounts receivable, respectively at December 31, 2010, as compared to 28%, 14% and 19%, respectively at December 31, 2009.

19.	Commitments and Contingencies

Leases and Royalties

The Company is obligated to pay certain minimum royalties in connection with license agreements to which it is a party. Royalty expense was $18,625, $15,711 and $19,315 in 2010, 2009 and 2008, respectively.

The Company leases its facilities under operating leases that expire at various dates through 2016. Rent expense, net of sublease income, was $2,480, $2,497 and $5,827 in 2010, 2009 and 2008, respectively.

Minimum rent commitments under all non-cancelable operating leases and minimum royalty commitments are set forth in the following table:

Years Ended December 31,	Operating Leases	Royalties	Total
2011	4,829	11,959	16,788
2012	4,801	881	5,682
2013	4,499	477	4,976
2014	4,526	—	4,526
2015	2,962	—	2,962
Thereafter	717	—	717

Total	$22,334	$13,317	$35,651

The Company accounts for total rent expense under the leases on a straight-line basis over the lease terms. The Company had a deferred rent liability relating to rent escalation costs net of tenant incentives for its Emeryville, California headquarters. In December 2010, the Company early terminated its lease of one of the remaining three suites in its Emeryville, California headquarters. As a result, the Company reduced its deferred rent liability by $428 and credited against its rent expenses. At December 31, 2010 and 2009, the deferred rent liability was $1,571 and $1,908, respectively. Deferred rent is included in long-term liabilities.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Legal Proceedings

From time to time, in the normal course of business, the Company is party to various pending claims and lawsuits.

On April 30, 2010, NovelPoint Learning LLC (“NovelPoint”) (f/k/a Intuit Educational Ventures LLC) sued the Company in the United States District Court for the Eastern District of Texas alleging that its Tag and Tag Junior products infringe U.S. Patent No. 6,330,427 (Case No. 6:10-cv-229). NovelPoint is seeking unspecified monetary damages and attorney’s fees. The court has set a trial date in June 2012. The Company intends to defend ourselves vigorously. The Company is unable to predict the likelihood of an unfavorable outcome or estimate its potential liability, if any, and no provision has been made in its financial statements for this matter.

20.	Segment Reporting

The Company’s business is organized, operated and assessed in two geographic segments; United States (“U.S”) and International.

The Company charges all of its indirect operating expenses and general corporate overhead to the U.S. segment and do not allocate any of these expenses to the International segment.

The accounting policies of the segments are the same as those described in Note 2 of these Notes to the Consolidated Financial Statements.

The primary business of the two operating segments is as follows:

•

The U.S. segment is responsible for the development, design, sales and marketing of electronic educational hardware products and related software, and learning toys, sold primarily through retail channels and through the Company’s website in the United States.

•

The International segment is responsible for the localization, sales and marketing of electronic educational hardware products and related software, and learning toys, originally developed for the United States, sold primarily in retail channels outside of the United States.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The table below shows certain information by segment for the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
	2010	2009	2008
Net sales:
United States	$344,296	$306,472	$363,396
International	88,268	73,362	95,663

Totals	$432,564	$379,834	$459,059

Income (Loss) from operations:
United States	$(3,022)	$(18,506)	$(55,854)
International	10,827	10,093	(4,350)

Totals	$7,805	$(8,413)	$(60,204)

Total assets:
United States	$231,593	$251,221	$245,885
International	61,887	54,774	60,188

Totals	$293,480	$305,995	$306,073

In 2010, 2009 and 2008, no countries other than the United States accounted for 10% or more of LeapFrog’s consolidated net sales. LeapFrog attributes sales to non-United States countries on the basis of sales billed by each of its foreign subsidiaries to its customers. For example, the Company attributes sales to the United Kingdom based on the sales billed by its United Kingdom-based foreign subsidiary, LeapFrog Toys (UK) Limited, to its customers. Additionally, the Company attributes sales to non-United States countries if the product is shipped from Asia or one of its leased warehouses in the United States to a distributor in a foreign country.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The table below shows the sales of the Company’s product portfolio by segment for the years ended December 31, 2010, 2009 and 2008.

	2010		2009		2008
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
	(Dollars in millions)
SEGMENTS
United States:
Mobile learning	$177.2	52%	$128.2	42%	$201.3	55%
Learning toys	88.9	26%	96.2	31%	83.1	23%
Interactive reading	73.8	21%	74.6	24%	67.1	19%
All other	4.4	1%	7.5	3%	11.9	3%

Total	$344.3	100%	$306.5	100%	$363.4	100%

International:
Mobile learning	$29.4	33%	$22.1	30%	$32.1	34%
Learning toys	41.6	47%	32.2	44%	37.7	39%
Interactive reading	16.3	19%	19.0	26%	23.4	24%
All other	1.0	1%	—	—%	2.5	3%

Total	$88.3	100%	$73.3	100%	$95.7	100%

CONSOLIDATED LEAPFROG
Mobile learning	$206.6	48%	$150.3	40%	$233.4	51%
Learning toys	130.5	30%	128.4	34%	120.8	26%
Interactive reading	90.1	21%	93.6	24%	90.5	20%
All other	5.4	1%	7.5	2%	14.4	3%

Total net sales	$432.6	100%	$379.8	100%	$459.1	100%

21.	Selected Quarterly Financial Information-Unaudited

Unaudited selected financial information by quarter for the years ended December 31, 2010 and 2009 is presented below.

	For 2010 Quarters Ended				Full Year 2010
	March 31	June 30	September 30	December 31
Net sales	$42,406	$62,413	$137,955	$189,790	$432,564
Gross profit	12,432	22,747	57,986	85,809	178,974
Total operating expenses	35,487	34,926	41,744	59,012	171,169
Income (loss) from operations	(23,055)	(12,179)	16,242	26,797	7,805
Net income (loss)	$(23,558)	$(12,581)	$15,789	$25,295	$4,945
Net income (loss) per common share:
Basic	$(0.37)	$(0.20)	$0.25	$0.40	$0.08
Diluted	$(0.37)	$(0.20)	$0.24	$0.41	$0.08
Market price range common stock:
High	$7.14	$7.50	$5.75	$6.63	$7.50
Low	$3.05	$3.76	$3.72	$5.31	$3.05

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

	For 2009 Quarters Ended				Full Year 2009
	March 31	June 30	September 30	December 31
Net sales	$29,879	$49,412	$111,906	$188,637	$379,834
Gross profit	8,086	18,741	47,787	83,393	158,007
Total operating expenses	34,978	36,969	38,717	55,756	166,420
Income (loss) from operations	(26,892)	(18,228)	9,070	27,637	(8,413)
Net income (loss)	$(27,121)	$(12,217)	$7,218	$29,432	$(2,688)
Net income (loss) per common share:
Basic and Diluted	$(0.43)	$(0.19)	$0.11	$0.47	$(0.04)
Market price range common stock:
High	$3.69	$3.33	$4.77	$4.45	$4.77
Low	$0.84	$1.28	$1.91	$2.88	$0.84

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of our CEO and the CFO required by Rule 13a-14(a) of the Securities Exchange Act of 1934 or the Rule 13a-14(a) Certifications. This Controls and Procedures section of the annual report on Form 10-K includes the information concerning the controls evaluation referred to in Rule 13a-14(a) Certifications.

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. This controls evaluation was performed under the supervision and with the participation of management, including our CEO, and CFO. Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed or submitted in our reports filed under the Exchange Act, such as this Form 10-K, are recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in our reports. In the course of the controls evaluation, we reviewed and identified data errors and control problems and sought to confirm that appropriate corrective actions, including process improvements, were undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our CEO and CFO, concerning the effectiveness of the disclosure controls and procedures can be reported in our periodic reports filed with the Securities and Exchange Commission on Forms 10-Q, 10-K, and others as may be required from time to time.

Based upon the controls evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Management assessed our internal control over financial reporting as of December 31, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

Based on management’s assessment of our internal control over financial reporting, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited our internal control over financial reporting as of December 31, 2010, as stated in its attestation report appearing herein.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2011 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Form 10-K as our 2011 Proxy Statement, which we expect to file with the SEC no later than April 30, 2011.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing in our 2011 Proxy Statement under the following headings is incorporated herein by reference:

•	“Proposal One: Election of Directors”

•	“Board of Directors and Corporate Governance-Committees of the Board”

•	“Section 16(a) Beneficial Ownership Reporting Compliance”

The information under the heading “Executive Officers of the Registrant” in Item 1 of this Form 10-K is also incorporated by reference in this section.

In April 2005, our Board of Directors adopted the LeapFrog Code of Business Conduct and Ethics, which applies to all of our employees and directors, including our CEO, CFO, who is our principal financial officer, and our Vice President, Corporate Controller, who is our principal accounting officer. In August 2006, our Board adopted a number of versions of our Code of Business Conduct and Ethics that are specifically tailored to the various international locations in which we have operations. The United States and international versions of our Code of Business Conduct and Ethics are posted in the corporate governance section of our website located at www.leapfroginvestor.com. To date, there have been no waivers under our Code of Business Conduct and Ethics. We will disclose any reportable waivers, if and when granted, of our Code of Business Conduct and Ethics in the corporate governance section of our website located at www.leapfroginvestor.com.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing in our 2011 Proxy Statement under the following headings is incorporated herein by reference:

•	“Board of Directors and Corporate Governance-Compensation of Directors”

•

“Board of Directors and Corporate Governance-Committees of the Board-Compensation Committee-Compensation Committee Interlocks and Insider Participation” and “-Report of the Compensation Committee,” which report shall be deemed to be “furnished,” not “filed” with the SEC.

•	“Executive Compensation”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2011 Proxy Statement under the following headings is incorporated herein by reference:

•	“Security Ownership of Certain Beneficial Owners and Management”

Equity Compensation Plan Information

The following table shows certain information concerning our Class A common stock reserved for issuance in connection with our 2002 Equity Incentive Plan and our 2002 Non-Employee Directors’ Stock Award Plan as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,784,600	$4.22	4,949,572	(1)
Equity compensation plans not approved by security holders	—	—	—

TOTAL	7,784,600	$4.22	4,949,572

(1)	Includes 1,391,409 shares reserved for issuance under our 2002 Employee Stock Purchase Plan, 3,097,133 shares reserved for issuance under our 2002 Equity Incentive Plan, and 461,030 shares reserved for issuance under our 2002 Non-Employee Directors’ Stock Award Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in our 2011 Proxy Statement under the following headings is incorporated herein by reference:

•	“Transactions with Related Persons”

•	“Board of Directors and Corporate Governance-Independence of the Board of Directors”

•	“Board of Directors and Corporate Governance-Committees of the Board”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in our 2011 Proxy Statement under the heading “Proposal Two: Ratification of Selection of Independent Registered Public Accounting Firm-Independent Registered Public Accounting Firm Fee Information” and “Pre-Approval Procedures of Audit and Non-Audit Services by the Independent Registered Accounting Firm” is incorporated herein by reference.

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

LEAPFROG ENTERPRISES, INC

By:	/s/ Mark A. Etnyre
Mark A. Etnyre Chief Financial Officer and Principal Financial Officer

Date:	February 22, 2011

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints William B. Chiasson and Mark A. Etnyre and, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ WILLIAM B. CHIASSON William B. Chiasson	Chief Executive Officer (Principal Executive Officer)	February 22, 2011

/s/ MARK A. ETNYRE Mark A. Etnyre	Chief Financial Officer (Principal Financial Officer)	February 22, 2011

/s/ SARAH A. MASON Sarah A. Mason	Corporate Controller (Principal Accounting Officer)	February 22, 2011

/s/ JEFFREY G. KATZ Jeffrey G. Katz	Executive Chairman	February 22, 2011

/s/ THOMAS J. KALINSKE Thomas Kalinske	Vice Chairman and Director	February 22, 2011

/s/ PHILIP B. SIMON Philip B. Simon	Director	February 22, 2011

/s/ PAUL T. MARINELLI Paul T. Marinelli	Director	February 22, 2011

/s/ STANLEY E. MARON Stanley E. Maron	Director	February 22, 2011

/s/ E. STANTON MCKEE, JR. E. Stanton McKee, Jr.	Director	February 22, 2011

/s/ DAVID C. NAGEL David C. Nagel	Director	February 22, 2011

/s/ CADEN WANG Caden Wang	Director	February 22, 2011

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1	333-86898	3.03	7/22/2002

3.02	Amended and Restated Bylaws	8-K	001-31396	3.04	11/2/2007

4.01	Form of Specimen Class A Common Stock Certificate	10-K	001-31396	4.01	3/7/2006

4.02	Fourth Amended and Restated Stockholders Agreement, dated May 30, 2003, among LeapFrog and the investors named therein	10-Q	001-31396	4.02	8/12/2003

10.01	Form of Indemnification Agreement entered into by LeapFrog with certain of its directors and executive officers	10-Q	001-31396	10.01	5/4/2007

10.02	Net Lease, dated November 14, 2000, between Hollis Street Investors, LLC and LeapFrog, as amended	S-1	333-86898	10.02	4/24/2002

10.03	Sixth Amendment, dated March 22, 2006, to Net Lease, dated November 14, 2000, between Hollis Street Investors, LLC and LeapFrog	10-Q	001-31396	10.42	5/9/2006

10.04	Industrial Lease by and between SP Kaiser Gateway I, LLC and LeapFrog dated March 31, 2004	10-Q	001-31396	10.29	5/10/2004

10.05	Amendment No. 1 to Industrial Lease by and between Campbell Hawaii Investor LLC, and LeapFrog dated March 29, 2010					X

10.06*	Amended and Restated Employee Equity Participation Plan	S-1	333-86898	10.05	4/24/2002

10.07*	Amended and Restated 2002 Equity Incentive Plan	10-Q	001-31396	10.01	7/28/2010

10.08*	Form of Stock Option Agreement under the 2002 Equity Incentive Plan	10-Q	001-31396	10.01	11/9/2007

10.09*	Form of Stock Bonus Agreement under the 2002 Equity Incentive Plan	10-Q	001-31396	10.32	11/9/2004

10.10*	Form of Restricted Stock Unit Award Agreement under the 2002 Equity Incentive Plan	10-Q	001-31396	10.02	11/9/2007

10.11*	Form of Performance Share Award Agreement under the 2002 Equity Incentive Plan	10-K	001-31396	10.40	3/7/2006

10.12*	Amended and Restated 2002 Non-Employee Directors Stock Award Plan	10-Q	001-31396	10.02	7/28/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
10.13*	Form of Nonstatutory Stock Option Agreement under the 2002 Non-Employee Directors’ Stock Award Plan	S-1	333-86898	10.09	7/5/2002

10.14*	Compensation Arrangements between LeapFrog and its Board of Directors†					†

10.15*	Executive Management Severance and Change in Control Benefit Plan					X

10.16*	Certain Compensation Arrangements with Named Executive Officers††					††

10.17*	Employment Agreement, effective as of July 3, 2006, between Jeffrey G. Katz and LeapFrog	8-K	001-31396	10.1	7/10/2006

10.18*	Release Agreement, dated January 31, 2010, between LeapFrog and Peter M. O. Wong	10-Q	001-31396	10.01	5/4/2010

10.19*	Release Agreement, dated February 5, 2010, between LeapFrog and Nancy G. MacIntyre	10-Q	001-31396	10.02	5/4/2010

10.20*	Employment Resignation and Transition Agreement, dated February 24, 2010, between Jeffrey G. Katz and LeapFrog	10-Q	001-31396	10.03	5/4/2010

10.21*	Employment Agreement, dated March 1, 2010, between Leapfrog and William B. Chiasson	10-Q	001-31396	10.04	5/4/2010

10.22*	Amendment to Executive Management Severance and Change in Control Benefit Plan dated March 30, 2010 between Michael J. Dodd and LeapFrog	10-Q	001-31396	10.05	5/4/2010

10.23*	Amendment to Executive Management Severance and Change in Control Benefit Plan dated March 30, 2010 between Michael Y. Chai and LeapFrog	10-Q	001-31396	10.06	5/4/2010

10.24*	Letter Agreement with Michael J. Dodd dated September 29, 2010	10-Q	001-31396	10.01	11/2/2010

10.25*	Letter Agreement with Michael Y. Chai dated September 29, 2010	10-Q	001-31396	10.02	11/2/2010

10.26*	Letter Agreement with William K. Campbell dated September 29, 2010	10-Q	001-31396	10.03	11/2/2010

10.27	Technology License Agreement between LeapFrog and Anoto A.B., among other parties, dated January 25, 2004 ***	10-K	001-31396	10.27	2/22/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
10.28	Amendment No. 1 to Technology License Agreement between LeapFrog and Anoto A.B., among other parties, dated December 7, 2004	10-K	001-31396	10.28	2/22/2010

10.29	Amendment No. 2 to Technology License Agreement between LeapFrog and Anoto A.B., among other parties, dated March 25, 2005 ***	10-K	001-31396	10.29	2/22/2010

10.30	Amendment No. 3 to Technology License Agreement between LeapFrog and Anoto A.B., among other parties, dated June 29, 2005 ***	10-K	001-31396	10.30	2/22/2010

10.31	Amendment No. 4 to Technology License Agreement between LeapFrog and Anoto A.B., among other parties, dated August 19, 2005 ***	10-K	001-31396	10.31	2/22/2010

10.32	Amendment No. 5 to Technology License Agreement between LeapFrog and Anoto A.B., among other parties, dated July 27, 2006 ***	10-K	001-31396	10.32	2/22/2010

10.33	Amendment No. 2 to Amended and Restated Loan and Security Agreement dated January 31, 2011 by and among LeapFrog, certain financial institutions and Bank of America, N.A.	8-K	001-31396	10.1	2/3/2011

21.01	List of Subsidiaries					X

23.01	Consent of Independent Registered Public Accounting Firm					X

24.01	Power of Attorney (see signature page to this Form 10-K)					X

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01**	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	Indicates management contract or compensatory plan or arrangement.
**

These certifications accompany LeapFrog’s Annual Report on Form 10-K; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of

LeapFrog under the Securities Act of 1933, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
***	Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.
†	Description contained under the heading “Compensation of Directors” in LeapFrog’s definitive proxy materials filed with the Securities and Exchange Commission on April 21, 2010 and incorporated herein by reference.
††	Description contained under the heading “Executive Compensation” in LeapFrog’s definitive proxy materials filed with the Securities and Exchange Commission on April 21, 2010 and incorporated herein by reference.

APPENDIX A

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES.

(In thousands)

	Balance at Beginning of Year	Charged (Credited) to Operating Expenses	Deductions, net	Balance at End of Year
Allowance for doubtful accounts receivable
2010	$1,119	$355	$(698)	$776
2009	$3,872	$(1,176)	$(1,577)	$1,119
2008	$97	$5,045	$(1,270)	$3,872

Allowance for sales returns
2010	$4,775	$1,865	$(3,738)	$2,902
2009	$15,166	$7,608	$(17,999)	$4,775
2008	$7,030	$15,798	$(7,662)	$15,166

Allowance for defective products
2010	$3,350	$6,150	$(6,598)	$2,902
2009	$10,768	$5,256	$(12,674)	$3,350
2008	$8,583	$10,825	$(8,640)	$10,768

Allowance for promotional markdowns
2010	$9,463	$22,588	$(18,359)	$13,692
2009	$16,215	$16,043	$(22,795)	$9,463
2008	$9,904	$20,027	$(13,716)	$16,215

Allowance for chargebacks and price changes
2010	$1,572	$1,168	$(1,622)	$1,118
2009	$2,813	$989	$(2,230)	$1,572
2008	$2,166	$3,450	$(2,803)	$2,813

Allowance for cooperative advertising
2010	$5,531	$6,473	$(7,250)	$4,754
2009	$6,455	$9,413	$(10,337)	$5,531
2008	$12,175	$5,490	$(11,210)	$6,455

A-1