Form 10-Q
period 2011-03-31
LEAPFROG ENTERPRISES INC
filed 2011-05-06
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-31396

LeapFrog Enterprises, Inc. (Exact name of registrant as specified in its charter)

DELAWARE	95-4652013
(State of incorporation)	(I.R.S. Employer Identification No.)

6401 Hollis Street, Suite 100, Emeryville, California	94608-1089
(Address of principal executive offices)	(Zip code)

510-420-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 29, 2011, 46,305,649 shares of Class A common stock, par value $0.0001 per share, and 18,748,737 shares of Class B common stock, par value $0.0001 per share, of the registrant were outstanding.

LEAPFROG ENTERPRISES, INC.

PART I.

ITEM 1. FINANCIAL STATEMENTS

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,		December 31,
	2011	2010	2010
ASSETS	(Unaudited)		(See Note 1)
Current assets:
Cash and cash equivalents	$77,494	$86,146	$19,479
Accounts receivable, net of allowances for doubtful accounts of $1,069, $1,164 and $776, respectively	37,611	40,170	157,646
Inventories	54,667	35,595	47,455
Prepaid expenses and other current assets	11,021	10,475	8,321
Deferred income taxes	1,741	2,112	1,678

Total current assets	182,534	174,498	234,579
Long-term investments	2,681	3,685	2,681
Deferred income taxes	1,059	1,295	989
Property and equipment, net	17,619	14,618	15,059
Capitalized product costs, net	13,276	15,734	13,184
Goodwill	19,549	19,549	19,549
Other intangible assets, net	5,219	7,673	5,653
Other assets	2,174	2,370	1,786

Total assets	$244,111	$239,422	$293,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,136	$27,851	$31,390
Accrued liabilities	21,334	23,734	41,425
Income taxes payable	45	262	167

Total current liabilities	43,515	51,847	72,982
Long-term deferred income taxes	3,311	3,026	3,199
Other long-term liabilities	11,810	12,301	11,734
Stockholders’ equity:
Class A Common Stock, par value $0.0001; Authorized - 139,500 shares; Issued and outstanding: 46,277, 37,069 and 43,783, respectively	5	4	5
Class B Common Stock, par value $0.0001; Authorized - 40,500 shares; Issued and outstanding: 18,749, 27,141 and 20,961, respectively	2	3	2
Treasury stock	(185)	(185)	(185)
Additional paid-in capital	388,787	383,008	387,833
Accumulated other comprehensive income	1,434	303	292
Accumulated deficit	(204,568)	(210,885)	(182,382)

Total stockholders’ equity	185,475	172,248	205,565

Total liabilities and stockholders’ equity	$244,111	$239,422	$293,480

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010

Net sales	$39,678	$42,406
Cost of sales	27,922	29,974

Gross profit	11,756	12,432

Operating expenses:
Selling, general and administrative	20,487	21,121
Research and development	8,231	8,596
Advertising	2,335	3,343
Depreciation and amortization	2,553	2,427

Total operating expenses	33,606	35,487

Loss from operations	(21,850)	(23,055)

Other income (expense):

Interest income	33	60
Interest expense	(36)	(3)
Other, net	(560)	(731)

Total other expense, net	(563)	(674)

Loss before income taxes	(22,413)	(23,729)
Benefit from income taxes	(227)	(171)

Net loss	$(22,186)	$(23,558)

Net loss per share:
Class A and B - basic and diluted	$(0.34)	$(0.37)

Weighted average shares used to calculate net loss per share:
Class A and B - basic and diluted	64,822	64,073

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net loss	$(22,186)	$(23,558)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,526	4,340
Deferred income taxes	(133)	(80)
Stock-based compensation expense	1,228	2,458
Loss on disposal of long-term assets	53	—
Allowance for doubtful accounts	411	231
Other changes in operating assets and liabilities:
Accounts receivable, net	119,888	107,008
Inventories	(6,807)	(7,361)
Prepaid expenses and other current assets	(2,571)	(3,078)
Other assets	(388)	758
Accounts payable	(9,307)	(30,440)
Accrued liabilities	(20,220)	(16,117)
Long-term liabilities	262	354
Income taxes payable	(122)	20
Other	—	(26)

Net cash provided by operating activities	64,634	34,509

Investing activities:
Purchases of property and equipment	(4,622)	(2,440)
Capitalization of product costs	(2,169)	(2,716)
Purchases of intangible assets	—	(5,335)
Disposal of property and equipment	67	—
Other	(65)	—

Net cash used in investing activities	(6,789)	(10,491)

Financing activities:
Proceeds from stock option exercises and employee stock purchase plans	262	446
Net cash paid for payroll taxes on restricted stock unit releases	(536)	(29)

Net cash provided by (used in) financing activities	(274)	417

Effect of exchange rate changes on cash	444	99

Net change in cash and cash equivalents	58,015	24,534
Cash and cash equivalents, beginning of period	19,479	61,612

Cash and cash equivalents, end of period	$77,494	$86,146

See accompanying notes

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

1.	Basis of Presentation

In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of the financial position and interim results of LeapFrog Enterprises, Inc. and its consolidated subsidiaries (collectively, the “Company” or “LeapFrog” unless the context indicates otherwise) as of and for the periods presented have been included. The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements include the accounts of LeapFrog and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial information included herein should be read in conjunction with LeapFrog’s consolidated financial statements and related notes in the Company’s 2010 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on February 22, 2011 (the “2010 Form 10-K”).

The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 2 to the consolidated financial statements included in the Company’s 2010 Form 10-K.

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

2.	Fair Values of Financial Instruments and Investments

Fair value is defined by authoritative guidance as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

•

Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. As of March 31, 2011, the Company’s Level 1 assets consist of money market funds and certificates of deposit with original maturities of three months or less. These assets are considered highly liquid and are stated at cost, which approximates market value.

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

The Company’s Level 2 assets and liabilities consist of outstanding foreign exchange forward contracts used to hedge its exposure to certain foreign currencies, including the British Pound, Canadian Dollar, Euro, and

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Mexican Peso. The Company’s outstanding foreign exchange forward contracts, all with maturities of approximately one month, had notional values of $11,665, $28,293 and $8,187 at March 31, 2011, December 31, 2010 and March 31, 2010, respectively. The fair market values of these instruments as of the same periods were $(2), $(132) and $(1), respectively. The fair value of these contracts was recorded in accrued liabilities for all periods presented.

•

Level 3 includes financial instruments for which fair value is derived from valuation techniques, including pricing models and discounted cash flow models, in which one or more significant inputs, including the Company’s own assumptions, are unobservable.

The Company’s Level 3 assets consist of investments in auction rate securities (“ARS”). Currently, there is no active market for these securities; therefore, they do not have readily determinable market values. The Company engaged a third-party valuation firm to estimate the fair value of the ARS investments using a discounted cash flow approach. Based on this valuation, the ARS investments were valued at $2,681 at March 31, 2011, which represents an overall decline in value of $1,319 from par. The decline was recorded as other-than-temporary impairment loss in prior years when the initial decline occurred. The assumptions used in preparing the discounted cash flow model are based on data available as of March 31, 2011 and include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. Given the current market environment, these assumptions are volatile and subject to change. Contractual maturity for the Company’s ARS investments ranges from 2033 to 2050.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2011, December 31, 2010 and March 31, 2010:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011:
Financial Assets:
Money market funds and certificates of deposit	$46,000	$46,000	$-	$-
Long-term investments	2,681	-	-	2,681

Total financial assets	$48,681	$46,000	$-	$2,681

Financial Liabilities:
Forward currency contracts	$(2)	$-	$(2)	$-

December 31, 2010:
Financial Assets:
Long-term investments	$2,681	$-	$-	$2,681

Financial Liabilities:
Forward currency contracts	$(132)	$-	$(132)	$-

March 31, 2010:
Financial Assets:
Money market funds and certificates of deposit	$58,002	$58,002	$-	$-
Long-term investments	3,685	-	-	3,685

Total financial assets	$61,687	$58,002	$-	$3,685

Financial Liabilities:
Forward currency contracts	$(1)	$-	$(1)	$-

For the three months ended March 31, 2011, the Company did not incur any gains or losses on its ARS investments.

3.	Inventories

Inventories consisted of the following as of March 31, 2011 and 2010, and December 31, 2010:

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

	March 31,		December 31,
	2011	2010	2010
Raw materials	$7,609	$3,537	$3,277
Finished goods	47,058	32,058	44,178

Total	$54,667	$35,595	$47,455

4.	Other Intangible Assets, Net

The Company’s other intangible assets, net, were as follows as of March 31, 2011 and 2010, and December 31, 2010:

	March 31,		December 31,
	2011	2010	2010
Intellectual property, license agreements and other intangibles	$16,755	$11,570	$16,690
Less: accumulated amortization	(11,536)	(3,897)	(11,037)

Total	$5,219	$7,673	$5,653

In February 2010, the Company acquired, for $5,400, intangible assets related to the rights to use an application-specific integrated circuit technology included in its Tag and Tag Junior reading systems. The purchased intangible assets are being amortized to operating expense on a straight-line basis over three years.

5.	Income Taxes

The Company’s income tax benefits were $227 and $171 for the three months ended March 31, 2011 and 2010, respectively. The tax benefits for 2011 and 2010 were primarily attributable to our foreign operations, offset by certain discrete tax items including amortization of tax goodwill and an accrual for potential interest and penalties on certain tax positions.

The Company’s effective income tax rates were 1.0% and 0.7% for the three months ended March 31, 2011 and 2010, respectively. Calculation of the effective tax rates for all periods included a non-cash valuation allowance recorded against the Company’s domestic deferred tax assets. Accordingly, no federal or state tax benefit has been recorded on the Company’s domestic operating loss for the three months ended March 31, 2011 and 2010, respectively. Deferred tax liabilities of $3,311 and other long-term tax liabilities of $10,074 are reported as long-term liabilities on the balance sheet.

The Company believes it is reasonably possible that the total amount of unrecognized income tax benefits in the future could decrease by up to $2,037 related to its foreign operations over the course of the next twelve months ending March 31, 2012 due to expiring statutes of limitations, which could be recognized as a tax benefit and affect the effective tax rate.

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

Stock plan activity

The table below summarizes award activity for the three months ended March 31, 2011:

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Stock Options	RSUs	Total Awards
Outstanding at December 31, 2010	6,254	1,531	7,785
Grants	867	155	1,022	*
Stock option exercises/vesting RSUs	(69)	(325)	(394)
Retired or forfeited	(577)	(368)	(945)	**

Outstanding at March 31, 2011	6,475	993	7,468

Total stock-based compensation awards available for grant at March 31, 2011			3,817

*	Amount includes 850 option shares and 150 RSUs granted to the Chief Executive Officer in connection with his hiring as an officer and employee of the Company
**	Amount includes 264 option shares and 78 RSUs forfeited by the former Chief Executive Officer in connection with his resignation as an officer and employee of the Company

Impact of stock-based compensation

The table below summarizes stock-based compensation expense for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
SG&A:
Stock options	$356*	$1,842
RSUs/RSAs	748	278

Total SG&A	1,104	2,120
R&D:
Stock options	83	239
RSUs/RSAs	41	99

Total R&D	124	338

Total expense	$1,228	$2,458

*	Amount includes $950 reversal of stock options compensation expense in connection with the departure of certain senior level employees including the former Chief Executive Officer

Valuation of stock-based compensation

Stock-based compensation expense related to stock options is calculated based on the fair value of each award on the grant date. In general, the fair value for stock option grants with only a service condition is estimated using the Black-Sholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2011	2010
Expected term (years)	4.86	6.25
Volatility	58.5%	55.0%
Risk-free interest rate	2.0%	2.9%
Expected dividend yield	-%	-%

RSAs and RSUs are payable in shares of the Company’s Class A common stock. The fair value of these stock-based awards is equal to the closing market price of the Company’s common stock on the date of grant. The grant date fair value is recognized on a straight-line basis in stock-based compensation expense over the vesting period of these stock-based awards, which generally ranges between two to four years.

Forfeiture assumptions of approximately 11%, 20% and 0% are currently being used for stock options, RSUs and RSAs, respectively. These assumptions reflect historical and expected future forfeiture rates.

7.	Derivative Financial Instruments

At March 31, 2011, December 31, 2010 and March 31, 2010, the Company had outstanding foreign exchange forward contracts with notional values of $11,665, $28,293 and $8,187, respectively. The gains and losses on these

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

instruments are recorded in “other income (expense)” in the consolidated statements of operations. Gains and losses from foreign exchange forward contracts, net of gains and losses on the underlying transactions denominated in foreign currency, for the three months ended March 31, 2011 and 2010 are shown in the table below:

	Three Months Ended March 31,
	2011	2010
Gains (losses) on foreign exchange forward contracts	$(149)	$61
Losses on underlying transactions denominated in foreign currency	(104)	(289)

Net losses	$(253)	$(228)

8.	Comprehensive Net Loss

Comprehensive net loss is comprised of the Company’s net loss, gains and losses on the translation of foreign currency denominated financial statements and temporary gains and non-credit losses on investments, as follows:

	Three Months Ended March 31,
	2011	2010
Net loss	$(22,186)	$(23,558)
Currency translation adjustments	1,142	146

Comprehensive net loss	$(21,044)	$(23,412)

9.	Net Loss Per Share

For all periods presented, common share equivalents were excluded from the calculations of net loss per share, as their effect on net loss per share would be antidilutive. Outstanding weighted average common stock equivalents of Class A common stock excluded from the calculations were 913 and 795 for the three months ended March 31, 2011 and 2010, respectively.

The following table sets forth the computation of basic and diluted net loss per share for three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
(Numerator)
Net loss	$(22,186)	$(23,558)
(Denominator)
Weighted average shares outstanding during period:
Class A and B - basic and diluted	64,822	64,073
Net loss per share:
Class A and B - basic and diluted	$(0.34)	$(0.37)

10.	Borrowings Under Credit Agreements

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

The borrowing availability varies according to the levels of the Company’s accounts receivable and cash and investment securities deposited in secured accounts with the lenders. Subject to the level of this borrowing base, the Company may make and repay borrowings from time to time until the maturity of the facility. The interest rate is, at the Company’s election, Bank of America, N.A.’s prime rate (or base rate) or a LIBOR rate defined in the loan agreement, plus, in each case, an applicable margin. The applicable margin for a loan depends on the average daily availability for the most recent fiscal quarter and the type of loan. Availability under this agreement was $32,925 as

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

of March 31, 2011.

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

The Company had no borrowings outstanding under this agreement at March 31, 2011.

11.	Segment Reporting

The Company’s business is organized, operated and assessed in two geographic segments: United States (“U.S.”) and International.

The Company attributes sales to non-U.S. countries on the basis of sales billed by each of its foreign subsidiaries to its customers. Additionally, the Company attributes sales to non-U.S. countries if the product is shipped from Asia or one of its leased warehouses in the U.S. to a distributor in a foreign country. The Company charges all of its indirect operating expenses and general corporate overhead to the U.S. segment and does not allocate any of these expenses to the International segment.

The primary business of the two operating segments is as follows:

•

The U.S. segment is responsible for the development, design, sales and marketing of electronic educational hardware products and related software, and learning toys, sold primarily through retail channels and through the Company’s website in the U.S.

•

The International segment is responsible for the localization, sales and marketing of electronic educational hardware products and related software, and learning toys, originally developed for the U.S., sold primarily in retail channels outside of the U.S.

The table below shows certain information by segment for the three months ended March 31, 2011 and 2010:

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net sales:
United States	$26,352	$32,654
International	13,326	9,752

Totals	$39,678	$42,406

Loss from operations:
United States	$(21,274)	$(21,892)
International	(576)	(1,163)

Totals	$(21,850)	$(23,055)

For the three months ended March 31, 2011, the U.S. and the United Kingdom individually accounted for more than 10% of the Company’s consolidated net sales. For three months ended March 31, 2010, no country other than the U.S. accounted for 10% or more of the Company’s consolidated net sales.

12.	Contingencies

From time to time, third parties assert patent infringement claims against the Company. Currently, the Company is engaged in lawsuits regarding patent issues and has been notified of other potential patent disputes. In addition, from time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of other intellectual property rights, claims related to breach of contract, employment matters and a variety of other claims. Although all unsettled matters are in the early stages of litigation and their outcome is currently not determinable, the Company does not believe, based on current knowledge, that any of the foregoing legal proceedings or claims is likely to have a material adverse effect on its financial position, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect the Company’s financial position or results of operations in a particular period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements about management’s expectations, including regarding our existing and future products, our results of operations and other measures of financial performance, our strategic priorities, our marketing efforts, our research and development and other matters. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our actual results, levels of activity, performance, achievements or the timing of events may differ materially from those expressed or implied by such forward-looking statements. The risks that could cause our results to differ include highly changeable consumer preferences and toy trends, our reliance on a small group of retailers for the majority of our gross sales, our growing focus on web-based products, weakness in the economic environment, the seasonality of our business, the unexpected loss of members of our executive management team, our dependence on our suppliers for our components and raw materials, our reliance on a limited number of manufacturers, our ability to maintain sufficient inventory levels, our ability to compete effectively with competitors, our ability to prevent other companies from using our intellectual property rights to develop competing products, third parties who claim we are infringing on their intellectual property rights, errors or defects in our products, privacy concerns about our web based products, system failures in our web-based services, retailer liquidity problems, the sufficiency of our liquidity, the risk associated with international operations, laws and regulations, obligations to record impairment charges related to our intangible assets, political developments, natural disaster, armed hostilities, terrorism, labor strikes or public health issues, the ownership of a majority of our voting power by one stockholder and the volatility of our stock price. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or the timing of any events. We make these statements as of the date of this report on Form 10-Q and undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report, except as required by law.

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of LeapFrog Enterprises, Inc. (“LeapFrog” or “we”). This MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements in Part I, Item 1 of this report.

Our Business

LeapFrog, founded in 1995 and incorporated in 1997 in the State of Delaware, is a leading developer of fun learning solutions for children. Our product portfolio consists of learning toys, interactive reading systems, mobile learning systems, and software-based book and game content. We have developed a number of learning platforms, including the Leapster family of mobile learning systems, and the Tag and Tag Junior reading systems, which support a broad library of software titles. These and others of our products connect to our proprietary online LeapFrog Learning Path (the “Learning Path”), which provides parents with personalized learning feedback and children with richer interactive learning experiences. We have created hundreds of interactive software titles for our platforms, covering subjects such as phonics, reading, writing and math. Our products are available in five languages (including Queen’s English) and are sold globally through retailers, distributors and directly to consumers via the leapfrog.com web-store.

First Quarter 2011 Overview

Our results for the first quarter of 2011 include a net sales decrease of 6% as compared to the first quarter of 2010. Net sales for the first quarter were negatively impacted by higher than desired retailer inventory levels at the end of 2010 in the United States (“U.S.”). Consolidated gross margin was flat year over year while operating expenses decreased moderately over the same period of 2010, and consolidated loss from operations improved and net loss per share improved by $0.03 per share as compared to the same period of 2010 as a result of our continued tight cost control and the improved efficiency of our business.

Due to the seasonality of our business, our results of operations for interim periods are not necessarily indicative of the operating results for a full year.

Consolidated Results of Operations

	Three Months Ended March 31,		% Change
(Dollars in millions)	2011	2010	2011 vs. 2010

Net sales	$39.7	$42.4	(6%)
Gross margin *	29.6%	29.3%	0.3**
Operating expenses	33.6	35.5	(5%)
Loss from operations	(21.8)	(23.1)	(6%)
Net loss per share - basic and diluted	$(0.34)	$(0.37)	(8%)

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Net sales for the three months ended March 31, 2011 decreased 6% as compared to the same period in 2010. Net sales in the first quarter of 2011 were negatively impacted by higher than desired U.S. retail inventory levels at the end of 2010, partially offset by strong international growth. Net sales for the three months ended March 31, 2011 were not materially affected by foreign currency exchange rates.

Consolidated gross margin for the three months ended March 31, 2011 was 29.6%, an improvement of 30 basis points over the same period of 2010, driven primarily by sales efficiencies in the U.S. segment.

Operating expenses for the three months ended March 31, 2011 decreased moderately over the same period of 2010 primarily due to lower average headcount, offset by severance costs related to certain senior level employees. Additionally, advertising expense decreased over the same period of 2010 as a result of timing of planned advertising spend for 2011, which is allocated more to the second half of the year.

Loss from operations for the three months ended March 31, 2011 improved by 6% as compared to the same period in 2010, driven primarily by the decrease in operating expense and moderately improved gross margin percentage.

Our basic and diluted net loss per share for the three months ended March 31, 2011 improved by $0.03 per share as compared to the same period of 2010, in line with improved loss from operations.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related employee benefits, including stock-based compensation expense and other headcount-related expenses associated with executive management, finance, information technology, supply chain, facilities, human resources, other administrative headcount, legal and other professional fees, indirect selling expenses, systems costs, rent, office equipment and supplies.

	Three Months Ended March 31,		% Change
(Dollars in millions)	2011	2010	2011 vs. 2010

SG&A expenses	$ 20.5	$21.1	(3%)
As a percent of net sales	52%	50%	2*

*	Percentage point increase (decrease)

SG&A expenses for the three months ended March 31, 2011 decreased 3%, as compared to the same period in 2010. The decrease was primarily driven by our lower employee-related expenses due to lower average headcount, offset by severance costs related to certain senior level employees, including our former Chief Executive Officer.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries, employee benefits, stock-based compensation and other headcount-related expenses associated with content development, product development, product engineering, third-party development and programming and localization costs to translate content for international markets. We capitalize external third-party costs related to content development, which are subsequently amortized into cost of sales in the statements of operations.

	Three Months Ended March 31,		% Change
(Dollars in millions)	2011	2010	2011 vs. 2010

R&D expenses	$8.2	$8.6	(5%)
As a percent of net sales	21%	20%	1*

*	Percentage point increase (decrease)

R&D expenses for the three months ended March 31, 2011 decreased 5% as compared to the same period in 2010 primarily driven by our lower employee-related expenses due to a reduction in headcount.

Advertising Expenses

Advertising expense consists of costs associated with marketing, advertising and promoting our products, including customer-related discounts and promotional allowances.

	Three Months Ended March 31,		% Change
(Dollars in millions)	2011	2010	2011 vs. 2010

Advertising expenses	$2.3	$3.3	(30%)
As a percent of net sales	6%	8%	(2)*

*	Percentage point increase (decrease)

Advertising expenses for the three months ended March 31, 2011 declined 30%, as compared to the same period in 2010. The decrease was primarily driven by timing of planned advertising spend for 2011, which is allocated more to the second half of the year, as compared to the same period in 2010.

Income Taxes

Our benefits from income taxes and effective tax rates were as follows:

	Three Months Ended March 31,
(Dollars in millions)	2011	2010

Income tax benefit	(0.2)	(0.2)
Loss before income taxes	(22.4)	(23.7)
Effective tax rate	1.0%	0.7%

Calculation of the effective tax rates for all periods included a non-cash valuation allowance recorded against our domestic deferred tax assets.

The tax benefits for 2011 and 2010 were primarily attributable to our foreign operations, offset by certain discrete tax items including amortization of the deferred tax liabilities for goodwill and an accrual for potential interest and penalties on certain tax positions.

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

	Three Months Ended March 31,		% Change
(Dollars in millions)	2011	2010	2011 vs. 2010

Net sales	$26.4	$32.7	(19%)
Gross margin *	30.2%	29.0%	1.2**
Operating expenses	29.2	31.4	(7%)
Loss from operations	$(21.2)	$(21.9)	(3%)

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Net sales for the three months ended March 31, 2011 decreased 19% as compared to the same period in 2010. The decrease was driven by higher than desired retail inventory levels at the end of 2010, which negatively impacted net sales in the first quarter of 2011.

Gross margin for the three months ended March 31, 2011 increased 1.2 percentage points from the same period in 2010 primarily due to a reduction in discounting and lower inventory reserves, partially offset by an increase in sales of lower margin learning toy products.

Operating expenses for the three months ended March 31, 2011 decreased 7% from the same period of 2010 primarily due to lower average headcount, offset by severance costs related to certain senior level employees. Additionally, advertising expense decreased over the same period of 2010 as a result of timing.

Loss from operations for the three months ended March 31, 2011 improved by 3% as compared to the same period in 2010 as gross margin expansion and lower operating expense offset the net sales contraction during the 2011 period as compared to 2010.

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

	Three Months Ended March 31,		% Change
(Dollars in millions)	2011	2010	2011 vs. 2010

Net sales	$13.3	$9.7	37%
Gross margin *	28.6%	30.3%	(1.7)**
Operating expenses	4.4	4.1	7%
Loss from operations	$(0.6)	$(1.2)	(50%)

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Net sales for the three months ended March 31, 2011 increased 37% as compared to the same period in 2010. The increase was driven primarily by strong sales through our distributor network. Net sales for the three months ended March 31, 2011 included a 2% positive impact from changes in currency exchange rates.

Gross margin for the three months ended March 31, 2011 decreased 1.7 percentage points as compared to the same period of 2010 due primarily to an increase in discounts extended in the 2011 period as compared to 2010.

Operating expenses for the three months ended March 31, 2011 increased 7% as compared to the same period of 2010 primarily due to an increase in employee-related costs associated with higher average headcount in 2011, which is in line with our strategic focus on increasing our international share.

Loss from operations for the three months ended March 31, 2011 improved by 50% as compared to the same period in 2010 primarily due to significantly increased net sales, offset by a slightly lower gross margin percentage and higher operating expenses.

Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents totaled $77.5 million and $86.1 million at March 31, 2011 and 2010, respectively. In line with our investment policy, all cash equivalents were invested in certificates of deposit and money market funds as of March 31, 2011.

As of March 31, 2011, we held $2.7 million, stated at fair value, in long-term investments in auction rate securities. Due to the illiquidity of these investments, we have not included and do not intend, for the foreseeable future, to include them as potential sources of liquidity in our future cash flow projections. Thus, we do not anticipate that future declines in value, if any, will have an adverse impact on our future ability to support operations and meet our obligations as they come due.

We have an asset-backed revolving credit facility, which is discussed in more detail below, with a potential borrowing availability of $75.0 million. There were no borrowings outstanding on this line of credit at March 31, 2011. Borrowing availability under this agreement was $32.9 million as of March 31, 2011.

Our accumulated deficit of $204.6 million at March 31, 2011 is not expected to have an impact on our future ability to operate, given our anticipated cash flows from operations and the availability of our credit facility.

Future capital expenditures are primarily planned for new product development and purchases related to the upgrading of our information technology capabilities. We expect that capital expenditures for the remainder of 2011, including those for capitalized content and website development costs, will be funded with cash flows generated by operations. Capital expenditures were $6.8 million for the three months ended March 31, 2011, and $10.5 million for the same period of 2010, which included a $5.4 million purchase of intangible assets.

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

Cash Sources and Uses

The table below shows our sources and uses of cash for the three months ended March 31, 2011 as compared to the same period in 2010:

	Three Months Ended March 31,		% Change
(Dollars in millions)	2011	2010	2011 vs. 2010

Cash flows provided by (used in):
Operating activities	$64.6	$34.5	87%
Investing activities	(6.8)	(10.5)	35%
Financing activities	(0.3)	0.4	(175%)
Effect of exchange rate fluctuations on cash	0.5	0.1	(400%)

Increase in cash and cash equivalents	$58.0	$24.5	(137%)

Cash flow provided by operations for the three months ended March 31, 2011 increased $30.1 million or 87%, as compared to the same period in 2010 primarily due to cash collections of the higher accounts receivables at the end of 2010 as well as a significantly lower accounts payable balance entering 2011.

Net cash used in investing activities for the three months ended March 31, 2011 decreased $3.7 million or 35% as compared to the same period of 2010 primarily due to a $5.4 million purchase of intangible assets related to the technology for our Tag reading system in the first quarter of 2010, partially offset by an increase in purchases during the 2011 period of software, hardware and related maintenance.

Net cash provided by (used in) financing activities for the three months ended March 31, 2011 decreased $0.7 million as compared to the same period of 2010 primarily due to an increase in employee restricted stock units released resulting in higher payroll taxes in the 2011 period as compared to 2010.

Seasonal Patterns of Cash Provided By or Used in Operations

Generally, our cash flow provided by operations is highest in the first quarter of the year when we collect the majority of our accounts receivable booked in the fourth quarter of the prior year. Cash flow used in operations tends to be highest in our third quarter, as collections from prior accounts receivables taper off and we invest heavily in inventory in preparation for the fourth quarter holiday season. Cash flow generally turns positive again in the fourth quarter as we start to collect on the accounts receivables associated with the holiday season. However, as occurred in 2008 and 2009, these seasonal patterns may vary depending upon general economic conditions and other factors.

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

The borrowing availability varies according to the levels of our accounts receivable and cash and investment securities deposited in secured accounts with the lenders. Subject to the level of this borrowing base, we may make and repay borrowings from time to time until the maturity of the facility. The interest rate is, at our election, Bank of America, N.A.’s prime rate (or base rate) or a LIBOR rate defined in the loan agreement, plus, in each case, an applicable margin. The applicable margin for a loan depends on the average daily availability for the most recent fiscal quarter and the type of loan. Borrowing availability under this agreement was $32.9 million as of March 31, 2011.

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

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We included in our Annual Report on Form 10-K for the year ended December 31, 2010 a discussion of our critical accounting policies that are particularly important to the portrayal of our financial position and results of operations and that require the use of our management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We have made no material changes to any of our critical accounting policies through March 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and market our products primarily in North America and, to a lesser extent, in Europe and the rest of the world. We are billed by and pay our third-party manufacturers in United States dollars. Sales to our international customers are transacted primarily in the country’s local currency. As a result, our financial results could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets.

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements, but the program does not always eliminate our exposure to movements of currency exchange rates. Our net hedging activities for the three months ended March 31, 2011 and 2010 are summarized in the table below:

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Gains (losses) on foreign exchange forward contracts	$(149)	$61
Losses on underlying transactions denomincated in foreign currency	(104)	(289)

Net losses	$(253)	$(228)

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts outstanding as of March 31, 2011 is as follows:

	As of March 31, 2011
	Average Forward Exchange Rate	Notional Amount in Local Currency	Fair Value of Instruments in USD
		(1)	(2)
Currencies:
British Pound (GBP/USD)	1.610	5,874	$(20)
Euro (Euro/USD)	1.390	322	10
Canadian Dollar (USD/CAD)	0.972	1,208	3
Mexican Peso (USD/MXP)	12.015	6,223	5

Total fair value of instruments in USD			$(2)

(1)	In thousands of local currency
(2)	In thousands of USD

Cash equivalents and short-term and long-term investments are presented at fair value on our balance sheet. We invest our excess cash in accordance with our investment policy. As of March 31, 2011 and 2010, our excess cash was invested only in money market funds and certificates of deposit. As of December 31, 2010, we did not hold any cash equivalents. Any adverse changes in interest rates or securities prices may decrease the value of our investments and operating results.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. This controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”). Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed or submitted in our reports filed under the Exchange Act, as amended, such as this Form 10-Q, are recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in our reports. In the course of the controls evaluation, we reviewed any identified data errors and control problems and sought to confirm that appropriate corrective actions, including process improvements, were undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our CEO and CFO, concerning the effectiveness of the disclosure controls and procedures can be reported in our periodic reports filed with the United States Securities and Exchange Commission on Forms 10-Q, 10-K, and others as may be required from time to time.

Based upon the controls evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, third parties assert patent infringement claims against us. Currently, we are engaged in lawsuits regarding patent issues and have been notified of other potential patent disputes. In addition, from time to time, we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of other intellectual property rights, claims related to breach of contract, employment matters and a variety of other claims. Although all unsettled matters are in the early stages of litigation and their outcome is currently not determinable, we do not believe, based on current knowledge, that any of the foregoing legal proceedings or claims is likely to have a material adverse effect on our financial position, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position or results of operations in a particular period.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” in our 2010 Annual Report on Form 10-K.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith

3.01		Amended and Restated Certificate of Incorporation	S-1	333-86898	3.03	7/22/2002

3.02		Amended and Restated Bylaws	8-K	001-31396	3.04	11/2/2007

4.01		Form of Specimen Class A Common Stock Certificate	10-K	001-31396	4.01	3/7/2006

4.02		Fourth Amended and Restated Stockholders Agreement, dated May 30, 2003, among LeapFrog and the investors named therein	10-Q	001-31396	4.02	8/12/2003

10.01		Amendment No. 2 to Amended and Restated Loan and Security Agreement dated January 31, 2011 by and among LeapFrog, certain financial institutions and Bank of America, N.A.	8-K	001-31396	10.1	2/3/2011

10.02	*	Employment Agreement, dated as of February 27, 2011, between LeapFrog and John Barbour	8-K	001-31396	10.2	2/28/2011

31.01		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01		Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc.
(Registrant)

/s/ John Barbour
John Barbour
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2011

/s/ Mark A. Etnyre
Mark A. Etnyre
Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2011