Form 10-Q
period 2011-06-30
LEAPFROG ENTERPRISES INC
filed 2011-08-04
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

As of July 29, 2011, 49,786,845 shares of Class A common stock, par value $0.0001 per share, and 15,816,904 shares of Class B common stock, par value $0.0001 per share, of the registrant were outstanding.

LEAPFROG ENTERPRISES, INC.

PART I.

ITEM 1. FINANCIAL STATEMENTS

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,		December 31,
	2011	2010	2010
ASSETS	(Unaudited)		(See Note 1)
Current assets:
Cash and cash equivalents	$57,733	$55,662	$19,479
Accounts receivable, net of allowances for doubtful accounts of $840, $908 and $776, respectively	48,964	57,479	157,646
Inventories	63,398	46,330	47,455
Prepaid expenses and other current assets	9,266	10,185	8,321
Deferred income taxes	1,771	2,028	1,678

Total current assets	181,132	171,684	234,579
Long-term investments	2,681	3,685	2,681
Deferred income taxes	980	1,240	989
Property and equipment, net	18,184	14,293	15,059
Capitalized product costs, net	13,253	14,864	13,184
Goodwill	19,549	19,549	19,549
Other intangible assets, net	4,589	6,901	5,653
Other assets	2,023	2,118	1,786

Total assets	$242,391	$234,334	$293,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,127	$38,048	$31,390
Accrued liabilities	23,527	21,152	41,425
Income taxes payable	229	539	167

Total current liabilities	51,883	59,739	72,982
Long-term deferred income taxes	3,394	3,099	3,199
Other long-term liabilities	12,013	11,962	11,734
Stockholders’ equity:
Class A Common Stock, par value $0.0001; Authorized - 139,500 shares; Issued and outstanding: 49,758, 37,234 and 43,783, respectively	5	4	5
Class B Common Stock, par value $0.0001; Authorized - 40,500 shares; Issued and outstanding: 15,817, 27,141 and 20,961, respectively	2	3	2
Treasury stock	(185)	(185)	(185)
Additional paid-in capital	391,592	383,804	387,833
Accumulated other comprehensive income	2,025	(626)	292
Accumulated deficit	(218,338)	(223,466)	(182,382)

Total stockholders’ equity	175,101	159,534	205,565

Total liabilities and stockholders’ equity	$242,391	$234,334	$293,480

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$54,420	$62,413	$94,098	$104,819
Cost of sales	35,438	39,666	63,360	69,640

Gross profit	18,982	22,747	30,738	35,179

Operating expenses:
Selling, general and administrative	17,650	17,737	38,137	38,858
Research and development	8,141	9,361	16,372	17,957
Advertising	3,492	4,710	5,827	8,054
Depreciation and amortization	2,791	3,118	5,344	5,544

Total operating expenses	32,074	34,926	65,680	70,413

Loss from operations	(13,092)	(12,179)	(34,942)	(35,234)

Other income (expense):

Interest income	36	54	69	114
Interest expense	(44)	(22)	(80)	(25)
Other, net	(283)	(654)	(843)	(1,384)

Total other expense, net	(291)	(622)	(854)	(1,295)

Loss before income taxes	(13,383)	(12,801)	(35,796)	(36,529)
Provision for (benefit from) income taxes	387	(220)	160	(390)

Net loss	$(13,770)	$(12,581)	$(35,956)	$(36,139)

Net loss per share:
Class A and B - basic and diluted	$(0.21)	$(0.20)	$(0.55)	$(0.56)

Weighted average shares used to calculate net loss per share:
Class A and B - basic and diluted	65,293	64,303	65,027	64,189

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net loss	$(35,956)	$(36,139)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,447	9,434
Deferred income taxes	(84)	61
Stock-based compensation expense	2,424	2,907
Loss on disposal of long-term assets	53	—
Allowance for doubtful accounts	279	330
Other changes in operating assets and liabilities:
Accounts receivable, net	108,835	89,265
Inventories	(15,191)	(18,574)
Prepaid expenses and other current assets	(821)	(2,896)
Other assets	(236)	1,041
Accounts payable	(3,312)	(19,943)
Accrued liabilities	(18,100)	(18,500)
Long-term liabilities	583	68
Income taxes payable	62	297
Other	—	3

Net cash provided by operating activities	47,983	7,354

Investing activities:
Purchases of property and equipment	(7,284)	(4,363)
Capitalization of product costs	(4,340)	(3,947)
Purchases of intangible assets	—	(5,335)
Disposal of property and equipment	67	—
Other	(65)	—

Net cash used in investing activities	(11,622)	(13,645)

Financing activities:
Proceeds from stock option exercises and employee stock purchase plans	1,944	833
Net cash paid for payroll taxes on restricted stock unit releases	(610)	(112)

Net cash provided by financing activities	1,334	721

Effect of exchange rate changes on cash	559	(380)

Net change in cash and cash equivalents	38,254	(5,950)
Cash and cash equivalents, beginning of period	19,479	61,612

Cash and cash equivalents, end of period	$57,733	$55,662

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

2.	Fair Values of Financial Instruments and Investments

Fair value is defined by authoritative guidance as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

•

Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. As of June 30, 2011, the Company’s Level 1 assets consist of money market funds and certificates of deposit with original maturities of three months or less. These assets are considered highly liquid and are stated at cost, which approximates market value.

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

The Company’s Level 2 assets and liabilities consist of outstanding foreign exchange forward contracts used to hedge its exposure to certain foreign currencies, including the British Pound, Canadian Dollar, Euro, and Mexican Peso. The Company had no outstanding foreign exchange forward contracts as of June 30, 2011. The

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

Company’s outstanding foreign exchange forward contracts, all with maturities of approximately one month, had notional values of $28,293 and $5,355 at December 31, 2010 and June 30, 2010, respectively. The fair market values of these instruments as of the same periods were $(132) and $48, respectively. The fair value of these contracts was recorded in accrued liabilities for December 31, 2010; and in prepaid expenses and other current assets for June 30, 2010.

•

Level 3 includes financial instruments for which fair value is derived from valuation techniques, including pricing models and discounted cash flow models, in which one or more significant inputs, including the Company’s own assumptions, are unobservable.

The Company’s Level 3 assets consist of investments in auction rate securities (“ARS”). Currently, there is no active market for these securities; therefore, they do not have readily determinable market values. The Company engaged a third-party valuation firm to estimate the fair value of the ARS investments using a discounted cash flow approach. Based on this valuation, the ARS investments were valued at $2,681 at June 30, 2011, which represents an overall decline in value of $1,319 from par. The decline was recorded as other-than-temporary impairment loss in prior years when the initial decline occurred. The assumptions used in preparing the discounted cash flow model are based on data available as of June 30, 2011 and include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. Given the current market environment, these assumptions are volatile and subject to change. Contractual maturity for the Company’s ARS investments ranges from 2033 to 2050.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2011, December 31, 2010 and June 30, 2010:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011:
Financial Assets:
Money market funds and certificates of deposit	$21,000	$21,000	$-	$-
Long-term investments	2,681	-	-	2,681

Total financial assets	$23,681	$21,000	$-	$2,681

December 31, 2010:
Financial Assets:
Long-term investments	$2,681	$-	$-	$2,681

Financial Liabilities:
Forward currency contracts	$(132)	$-	$(132)	$-

June 30, 2010:
Financial Assets:
Certificates of deposit	$30,000	$30,000	$-	$-
Long-term investments	3,685	-	-	3,685
Forward currency contracts	48	-	48	-

Total financial assets	$33,733	$30,000	$48	$3,685

For the three and six months ended June 30, 2011, the Company did not incur any gains or losses on its ARS investments.

3.	Inventories

Inventories consisted of the following as of June 30, 2011 and 2010, and December 31, 2010:

	June 30,		December 31,
	2011	2010	2010
Raw materials	$7,818	$5,844	$3,277
Finished goods	55,580	40,486	44,178

Total	$63,398	$46,330	$47,455

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

4.	Other Intangible Assets, net

The Company’s other intangible assets, net, were as follows as of June 30, 2011 and 2010, and December 31, 2010:

	June 30,		December 31,
	2011	2010	2010
Intellectual property, license agreements and other intangibles	$16,755	$16,691	$16,690
Less: accumulated amortization	(12,166)	(9,790)	(11,037)

Total	4,589	6,901	5,653

In February 2010, the Company acquired, for $5,400, intangible assets related to the rights to use an application-specific integrated circuit technology included in its Tag and Tag Junior reading systems. The purchased intangible assets are being amortized to operating expense on a straight-line basis over three years.

5.	Income Taxes

The Company’s income tax provisions for the three and six months ended June 30, 2011 were $387 and $160, respectively, compared with tax benefits of $220 and $390, respectively, for the same periods last year. The tax provisions for 2011 periods were primarily attributable to certain discrete tax items including amortization of tax goodwill and an accrual for potential interest and penalties on certain tax positions, and tax provisions (benefits) from our foreign operations. The tax benefits for 2010 periods were primarily attributable to recognition of previously unrecognized tax benefits, and tax provisions (benefits) from our foreign operations.

The Company’s effective income tax rates were (2.9)% and (0.4)% for the three and six months ended June 30, 2011, respectively, compared with 1.7% and 1.1%, respectively, for the same periods last year. Calculation of the effective tax rate for all periods included a non-cash valuation allowance recorded against the Company’s domestic deferred tax assets. Accordingly, no federal or state tax benefit has been recorded on the Company’s domestic operating loss for the three and six months ended June 30, 2011 and 2010, respectively. Deferred tax liabilities of $3,394 and other long-term tax liabilities of $10,212 are reported as long-term liabilities on the balance sheet.

The Company believes it is reasonably possible that the total amount of unrecognized income tax benefit in the future could decrease by up to $2,037 related to its foreign operations over the course of the next twelve months ending June 30, 2012 due to expiring statutes of limitations, which could be recognized as a tax benefit and affect the effective tax rate.

6.	Stock-Based Compensation

The Company currently has outstanding two types of stock-based compensation awards to its employees, directors and certain consultants: stock options and restricted stock units (“RSUs”). Both stock options and RSUs can be used to acquire shares of the Company’s Class A common stock, are exercisable or convertible, as applicable, over a period not to exceed ten years, and are most commonly assigned four-year vesting periods.

2011 Equity Incentive Plan

On March 17, 2011, the board of directors of the Company adopted the LeapFrog Enterprises, Inc. 2011 Equity Incentive Plan (the “2011 EIP”). The 2011 EIP became effective upon stockholder approval on June 2, 2011, and replaced the LeapFrog Enterprises, Inc. Amended and Restated 2002 Equity Incentive Plan (“Prior Plan”) in advance of its expiration as the sole plan for providing stock-based incentive compensation to eligible employees and consultants.

All outstanding stock awards granted under the Prior Plan continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the Prior Plan. On the effective date of the 2011 EIP, a total of six million newly approved shares of Class A common stock became available for grant under the 2011 EIP and any shares remaining available for new grants under the Prior Plan on the effective date of the 2011 EIP became available for issuance under the 2011 EIP. In addition, any shares subject to outstanding stock

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

awards granted under the Prior Plan that expire or terminate for any reason prior to exercise or settlement or are forfeited because of the failure to meet a contingency or condition required to vest such shares or are reacquired or withheld by the Company to satisfy a tax withholding obligation or as consideration for the exercise of a stock option shall become available for issuance pursuant to awards granted under the 2011 EIP.

Our Amended and Restated 2002 Non-Employee Directors’ Stock Award Plan was unaffected by the adoption of the 2011 EIP and remains the primary plan pursuant to which stock-based incentive compensation is granted to our non-employee directors.

Stock plan activity

The table below summarizes award activity for the six months ended June 30, 2011:

	Stock Options	RSUs	Total Awards
Outstanding at December 31, 2010	6,254	1,531	7,785
Grants	1,561	527	2,088*
Stock option exercises/vesting RSUs	(589)	(371)	(960)
Retired or forfeited	(1,673)	(417)	(2,090)	**

Outstanding at June 30, 2011	5,553	1,270	6,823

Total shares available for future grant at June 30, 2011			9,589

*	Amount includes 850 option shares and 150 RSUs granted to the Chief Executive Officer in connection with his hiring as an officer and employee of the Company.
**	Amount includes 264 option shares and 78 RSUs forfeited by the former Chief Executive Officer in connection with his resignation as an officer and employee of the Company.

Impact of stock-based compensation

The table below summarizes stock-based compensation expense for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011		2010
SG&A:
Stock options	$434	$(413	)**	$790	*	$1,428
RSUs	582	541		1,330		820

Total SG&A	1,016	128		2,120		2,248
R&D:
Stock options	112	182		195		421
RSUs	68	139		109		238

Total R&D	180	321		304		659

Total expense	$1,196	$449		$2,424		$2,907

*	Amount includes the reversal of $950 in stock option compensation expense in connection with the departure of certain senior level employees including the former Chief Executive Officer.
**	Amount includes the correction of $1,306 in stock compensation expense overstated in the unaudited consolidated financial statements for three months ended March 31, 2010. Stock compensation expense for the six months ended June 30, 2010 was unaffected.

Valuation of stock-based compensation

Stock-based compensation expense related to stock options is calculated based on the fair value of each award on the grant date. In general, the fair value for stock option grants with only a service condition is estimated using the Black-Sholes option pricing model with the following weighted average assumptions for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected term (years)	4.86	5.92	4.86	6.13
Volatility	58.5%	55.8%	58.5%	55.3%
Risk-free interest rate	1.6%	2.5%	1.8%	2.7%
Expected dividend yield	-%	-%	-%	-%

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

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

Forfeiture assumptions of approximately 11% and 20% are currently being used for stock options and RSUs, respectively. These assumptions reflect historical and expected future forfeiture rates.

7.	Derivative Financial Instruments

At June 30, 2011, the Company had no outstanding foreign exchange forward contracts. At December 31, 2010 and June 30, 2010, the Company had outstanding foreign exchange forward contracts with notional values of $28,293 and $5,355, respectively. The gains and losses on these instruments are recorded in “other income (expense)” in the consolidated statements of operations. Gains and losses from foreign exchange forward contracts, net of gains and losses on the underlying transactions denominated in foreign currency, for the three and six months ended June 30, 2011 and 2010 are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gains (losses) on foreign exchange forward contracts	$65	$169	$(84)	$230
Losses on underlying transactions denominated in foreign currency	(74)	(259)	(178)	(548)

Net losses	$(9)	$(90)	$(262)	$(318)

8.	Comprehensive Net Loss

Comprehensive net loss is comprised of the Company’s net loss, gains and losses on the translation of foreign currency denominated financial statements and, as applicable, temporary gains and non-credit losses on investments, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(13,770)	$(12,581)	$(35,956)	$(36,139)
Currency translation adjustments	591	(930)	1,733	(784)

Comprehensive net loss	$(13,179)	$(13,511)	$(34,223)	$(36,923)

9.	Net Loss Per Share

For all periods presented, common share equivalents, including unvested restricted stock units and certain stock options, were excluded from the calculations of net loss per share, as their effect on net loss per share would be antidilutive. Outstanding weighted average common stock equivalents of Class A common stock excluded from the calculations were 672 and 945 for the three months ended June 30, 2011 and 2010, respectively, and 825 and 874 for the six months ended June 30, 2011 and 2010, respectively.

The following table sets forth the computation of basic and diluted net loss per share for three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(Numerator)
Net loss	$(13,770)	$(12,581)	$(35,956)	$(36,139)
(Denominator)
Weighted average shares outstanding during period:
Class A and B - basic and diluted	65,293	64,303	65,027	64,189
Net loss per share:
Class A and B - basic and diluted	$(0.21)	$(0.20)	$(0.55)	$(0.56)

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The borrowing availability varies according to the levels of the Company’s accounts receivable and cash and investment securities deposited in secured accounts with the lenders. Subject to the level of this borrowing base, the Company may make and repay borrowings from time to time until the maturity of the facility. The interest rate is, at the Company’s election, Bank of America, N.A.’s prime rate (or base rate) or a LIBOR rate defined in the loan agreement, plus, in each case, an applicable margin. The applicable margin for a loan depends on the average daily availability for the most recent fiscal quarter and the type of loan. Borrowing availability under this agreement was $40,882 as of June 30, 2011.

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

On January 31, 2011, the Company entered into an amendment to the loan agreement that, among other things, (i) extends the maturity date of the loan agreement to August 13, 2013, (ii) reduces, starting January 1, 2011, the applicable interest rate margins to a range of 0.50% to 1.00% above the applicable base rate for base rate loans as compared to 3.00% above the applicable base rate in the original agreement, and 2.25% to 2.75% above the applicable LIBOR rate for LIBOR rate loans, as compared to 4.00% above the applicable LIBOR rate in the original agreement, in each case depending on the Company’s borrowing availability, and (iii) reduces, starting January 1, 2011, the unused line fee to 0.375% per year if utilization of the line is greater than or equal to 50%, and to 0.50% per year if utilization of the line is less than 50% as compared to 1.00% per year in the original agreement.

The Company had no borrowings outstanding under this agreement at June 30, 2011.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

The table below shows certain information by segment for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales:
United States	$39,123	$48,680	$65,475	$81,334
International	15,297	13,733	28,623	23,485

Totals	$54,420	$62,413	$94,098	$104,819

Income (loss) from operations:
United States	$(14,442)	$(12,956)	$(35,716)	$(34,848)
International	1,350	777	774	(386)

Totals	$(13,092)	$(12,179)	$(34,942)	$(35,234)

For the three and six months ended June 30, 2011 and June 30, 2010, no countries other than the U.S. accounted for 10% or more of the Company’s consolidated net sales.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements about management’s expectations, including, without limitation, statements regarding anticipated future advertising expense being weighted toward the second half of the current fiscal year, statements regarding the anticipated treatment and effect on us of holding certain auction rate securities, our expectations regarding the anticipated impact of our accumulated deficit, our expectations regarding the funding and nature of future capital expenditures, our statements regarding the future funding of our working capital needs, and our statements regarding the timing, seasonality and expectations of cash flows from operations as well as any statements regarding our existing and future products, our anticipated results of operations and other measures of financial performance, our strategic priorities, our future marketing efforts, our future research and development and other anticipatory matters. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or the negative of these terms or other comparable terminology. Our actual results, levels of activity, performance, achievements or the timing of events may differ materially from those expressed or implied by such forward-looking statements. The risks that could cause our results to differ include, without limitation, highly changeable consumer preferences and toy trends, our reliance on a small group of retailers for the majority of our gross sales, our growing focus on web-based products, weakness in the economic environment, the seasonality of our business, the unexpected loss of members of our executive management team, our dependence on our suppliers for our components and raw materials, our reliance on a limited number of manufacturers, our ability to maintain sufficient inventory levels, our ability to compete effectively with competitors, our ability to prevent other companies from using our intellectual property rights to develop competing products, third parties who claim we are infringing on their intellectual property rights, errors or defects in our products, privacy concerns about our web connected products, system failures in our web-based services, retailer liquidity problems, the sufficiency of our liquidity, the risk associated with international operations, continued compliance and associated costs with and/or changes in laws and regulations, any obligations to record impairment charges related to our intangible assets, negative political developments, natural disasters, armed hostilities, terrorism, labor strikes or public health issues, continued ownership by one stockholder of a majority of voting power in us and the volatility of our stock price. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or the timing of any events. We make these statements as of the date of this report on Form 10-Q and undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report, except as required by law.

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of LeapFrog Enterprises, Inc. (“LeapFrog” or “we”, “us” or “our”). This MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements in Part I, Item 1 of this report.

Our Business

LeapFrog, founded in 1995 and incorporated in 1997 in the State of Delaware, is a leading developer of educational entertainment for children. Our product portfolio consists of learning toys, interactive reading systems, mobile learning systems, and software-based book and game content. We have developed a number of learning platforms, including the Leapster family of mobile learning systems and the Tag and Tag Junior reading systems, which support a broad library of software titles. These and others of our products connect to our proprietary online LeapFrog Learning Path (the “Learning Path”), which provides personalized feedback on a child’s learning progress and offers product recommendations to enhance each child’s learning experience. We have created hundreds of interactive software titles for our platforms, covering subjects such as phonics, reading, writing and math. Our products are available in five languages (including Queen’s English) and are sold globally through retailers, distributors and directly to consumers via the leapfrog.com web-store.

Due to the seasonality of our business, our results of operations for interim periods are not necessarily indicative of the operating results for a full year.

Consolidated Results of Operations

	Three Months Ended June 30,		% Change 2011 vs. 2010	Six Months Ended June 30,		% Change 2011 vs. 2010
	2011	2010		2011	2010
	(Dollars in millions)
Net sales	$54.4	$62.4	(13%)	$94.1	$104.8	(10%)
Gross margin *	34.9%	36.4%	(1.5)**	32.7%	33.6%	(0.9)**
Operating expenses	32.1	34.9	(8%)	65.7	70.4	(7%)
Loss from operations	(13.1)	(12.2)	(7%)	(34.9)	(35.2)	1%
Net loss per share - basic and diluted	$(0.21)	$(0.20)	(5%)	$(0.55)	$(0.56)	2%

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Net sales for the three and six months ended June 30, 2011 decreased 13% and 10%, respectively, as compared to the same periods in 2010 largely as a result of higher than desired U.S. retail inventory levels at the end of 2010, which generally reduced demand for our products from our retail customers. In addition, the timing of new product shipments will occur later in 2011 as compared to 2010, which impacted net sales for both periods. Net sales for the three and six months ended June 30, 2011 included a 1% positive impact from changes in currency exchange rates.

Consolidated gross margin for the three and six months ended June 30, 2011 was 34.9% and 32.7%, respectively, a decrease of 150 and 90 basis points over the same periods of 2010, respectively, primarily driven by lower sales volume and higher inventory allowances, partially offset by the absence of price protection.

Operating expenses for the three and six months ended June 30, 2011 decreased 8% and 7%, respectively, as compared to the same periods of 2010 primarily driven by decreased advertising expense resulting from significant media, print and on-line advertisements supporting the Leapster Explorer launch in June of 2010. For the full year, we expect that advertising expense will be generally more weighted toward the second half of the year in 2011 as compared to 2010. Additionally, research and development costs were lower in the first half of 2011 as compared to same period in 2010 due to lower average headcount and timing of development efforts.

Loss from operations for the three months ended June 30, 2011 increased 7% as compared to the same period in 2010, with the decreases in net sales and gross margin partially offset by lower operating expenses. Loss from operations for the six months ended June 30, 2011 remained relatively flat as compared to the same period in 2010, as the decrease in operating expenses largely offset the lower sales level and the decrease in gross margin.

Our basic and diluted net loss per share for the three and six months ended June 30, 2011 remained relatively flat as compared to the same periods of 2010.

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

	Three Months Ended June 30,		% Change 2011 vs. 2010	Six Months Ended June 30,		% Change 2011 vs. 2010
	2011	2010		2011	2010
	(Dollars in millions)
SG&A expenses	$17.7	$17.7	- %	$38.1	$38.9	(2%)
As a percent of net sales	32%	28%	4*	41%	37%	4*

*	Percentage point increase (decrease)

SG&A expenses for the three and six months ended June 30, 2011 remained relatively flat as compared to the same periods in 2010. The slight decrease in the six month period of 2011 as compared to 2010 was primarily driven by a reduction in consulting and professional service fees.

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

	Three Months Ended June 30,		% Change 2011 vs. 2010	Six Months Ended June 30,		% Change 2011 vs. 2010
	2011	2010		2011	2010
	(Dollars in millions)
R&D expenses	$8.1	$9.4	(13%)	$16.4	$18.0	(9%)
As a percent of net sales	15%	15%	-	17%	17%	-

R&D expenses for the three and six months ended June 30, 2011 decreased 13% and 9% as compared to the same periods in 2010 primarily driven by lower employee-related expenses as a result of a lower average headcount for the periods. In addition, the timing of development efforts in 2011 as compared to 2010 contributed to the decrease in both periods.

Advertising Expenses

Advertising expense consists of costs associated with marketing, advertising and promoting our products, including customer-related discounts and promotional allowances.

	Three Months Ended June 30,		% Change 2011 vs. 2010	Six Months Ended June 30,		% Change 2011 vs. 2010
	2011	2010		2011	2010
	(Dollars in millions)
Advertising expenses	$3.5	$4.7	(26%)	$5.8	$8.1	(28%)
As a percent of net sales	6%	8%	(2)*	6%	8%	(2)*

*	Percentage point increase (decrease)

Advertising expenses for the three and six months ended June 30, 2011 declined 26% and 28%, as compared to the same periods in 2010. The decrease was primarily driven by significant media, print and on-line advertisements supporting the Leapster Explorer launch in June of 2010. In addition, we anticipate that full year advertising expense will be generally more weighted toward the second half of the year in 2011 as compared to 2010.

Income Taxes

Our provision for (benefit from) income taxes and effective tax rate were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in millions)
Provision for (benefit from) income taxes	$0.4	$(0.2)	$0.2	$(0.4)
Loss before income taxes	(13.4)	(12.8)	(35.8)	(36.5)
Effective tax rate	(2.9%)	1.7%	(0.4%)	1.1%

Calculation of the effective tax rate for all periods included a non-cash valuation allowance recorded against our domestic deferred tax assets.

The tax provisions for the 2011 periods was primarily attributable to certain discrete tax items including amortization of tax goodwill and an accrual for potential interest and penalties on certain tax positions, and tax provisions (benefits) from our foreign operations. The tax benefits for 2010 periods were primarily attributable to recognition of previously unrecognized tax benefits, and tax provisions (benefits) from our foreign operations.

The income tax provisions for both 2011 periods increased $0.6 million as compared to the same periods of 2010 due to the recognition of previously unrecognized tax benefits in the second quarter of 2010.

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

	Three Months Ended June 30,		% Change 2011 vs. 2010	Six Months Ended June 30,		% Change 2011 vs. 2010
	2011	2010		2011	2010
	(Dollars in millions)
Net sales	$39.1	$48.7	(20%)	$65.5	$81.3	(19%)
Gross margin *	35.7%	40.4%	(4.7)**	33.5%	34.8%	(1.3)**
Operating expenses	28.4	31.8	(11%)	57.6	63.2	(9%)
Loss from operations	$(14.4)	$(13.0)	(11%)	$(35.7)	$(34.8)	(2%)

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Net sales for the three and six months ended June 30, 2011 decreased 20% and 19%, respectively, as compared to the same periods in 2010 largely as a result of higher than desired U.S. retail inventory levels at the end of 2010, which generally reduced demand for our products from our retail customers during the first half of 2011. In addition, the timing of new product shipments will occur later in 2011 as compared to 2010, which impacted net sales for both periods.

Gross margin for the three and six months ended June 30, 2011 decreased 4.7 and 1.3 percentage points, respectively, over the same periods of 2010, primarily driven by lower sales volume and higher inventory allowances, partially offset by the absence of price protection.

Operating expenses for the three and six months ended June 30, 2011 decreased 11% and 9%, respectively, as compared to the same periods in 2010, primarily driven by decreased advertising expense resulting from significant media, print and on-line advertisements supporting the Leapster Explorer launch in June of 2010. For the full year, we anticipate that advertising expense will be generally more weighted toward the second half of the year in 2011 as compared to 2010. Additionally, research and development costs were lower in 2011 as compared to 2010 due to lower average headcount and timing of development efforts.

Loss from operations for the three and six months ended June 30, 2011 increased by 11% and 2%, respectively, as compared to the same periods in 2010 due to the net sales contraction and the decreased gross margin percentage partially offset by lower operating expenses the during the 2011 periods as compared to 2010.

International Segment

The International segment includes the net sales and related expenses directly associated with selling our products to national and regional mass-market and specialty retailers and other outlets through our offices in the United Kingdom, France, Canada and Mexico as well as through distributors in markets such as Spain, Germany, Australia, Japan and China. Certain corporate-level operating expenses associated with sales and marketing, product support, human resources, legal, finance, information technology, corporate development, procurement activities, research and development, legal settlements and other corporate costs are not allocated to our International segment.

	Three Months Ended June 30,		% Change 2011 vs. 2010	Six Months Ended June 30,		% Change 2011 vs. 2010
	2011	2010		2011	2010
	(Dollars in millions)
Net sales	$15.3	$13.7	11%	$28.6	$23.5	22%
Gross margin *	32.8%	28.4%	4.4**	30.8%	29.2%	1.6**
Operating expenses	3.7	3.1	17%	8.1	7.2	11%
Income (loss) from operations	$1.3	$0.8	74%	$0.8	$(0.4)	301%

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Net sales for the three and six months ended June 30, 2011 increased 11% and 22%, respectively, as compared to the same periods in 2010. Net sales increased across all product categories for both periods of 2011 as compared to 2010, with sales through our distributors generally outpacing sales through our international subsidiaries. Net sales for the three and six months ended June 30, 2011 included a 6% and 4% positive impact, respectively from changes in currency exchange rates.

Gross margin for the three and six months ended June 30, 2011 improved 4.4 and 1.6 percentage points, respectively, as compared to the same periods of 2010 due primarily to higher sales volume which reduced the impact of fixed costs.

Operating expenses for the three and six months ended June 30, 2011 increased 17% and 11%, respectively, as compared to the same periods in 2010 primarily due to an increase in employee-related costs associated with higher average headcount in 2011, to support increasing our international share as a strategic focus.

Income from operations for the three months ended June 30, 2011 improved by 74% and income (loss) from operations for the six months ended June 30, 2011 improved significantly, as compared to the same periods in 2010 primarily due to significantly increased net sales and improved gross margin percentage offset by a higher operating expenses.

Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents totaled $57.7 million and $55.7 million at June 30, 2011 and 2010, respectively. In line with our investment policy, cash equivalents were comprised of certificates of deposit and money market funds as of June 30, 2011.

Inventory, stated on a first-in, first-out basis at the lower of cost or market, totaled $63.4 million and $46.3 million at June 30, 2011 and 2010, respectively. The year over year growth in inventory levels is attributable to the high inventory levels carried over from 2010. We expect inventory levels to remain higher than 2010 levels through the third quarter of 2011 as production builds to support both a new platform launch and projected holiday sales.

As of June 30, 2011, we held $2.7 million, stated at fair value, in long-term investments in auction rate securities. Due to the illiquidity of these investments, we have not included and do not intend, for the foreseeable future, to include them as potential sources of liquidity in our future cash flow projections. Thus, we do not anticipate that future declines in value, if any, will have an adverse impact on our future ability to support operations and meet our obligations as they come due.

We have an asset-backed revolving credit facility, which is discussed in more detail below, with a potential borrowing availability of $75.0 million. There were no borrowings outstanding on this line of credit at June 30, 2011. Borrowing availability under this agreement was $40.9 million as of June 30, 2011.

Our accumulated deficit of $218.3 million at June 30, 2011 is not expected to have an impact on our future ability to operate, given our anticipated cash flows from operations and the availability of our credit facility.

Future capital expenditures are primarily planned for new product development and purchases related to the upgrading of our information technology capabilities. We expect that capital expenditures for the remainder of 2011, including those for capitalized content and website development costs, will be funded with cash flows generated by operations. Capital expenditures were $11.7 million for the six months ended June 30, 2011, and $13.6 million for the same period of 2010, which included a $5.4 million purchase of intangible assets.

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

Cash Sources and Uses

The table below shows our sources and uses of cash for the six months ended June 30, 2011 as compared to the same period in 2010:

	Six Months Ended June 30,		% Change 2011 vs. 2010
	2011	2010
	(Dollars in millions)
Cash flows provided by (used in):
Operating activities	$48.0	$7.4	552%
Investing activities	(11.6)	(13.6)	(15%)
Financing activities	1.3	0.7	85%
Effect of exchange rate fluctuations on cash	0.6	(0.4)	247%

Increase in cash and cash equivalents	$38.3	$(5.9)	743%

Cash flow provided by operations for the six months ended June 30, 2011 increased $40.6 million or 552%, as compared to the same period in 2010 primarily due to cash collections in the period of the higher accounts receivables at the end of 2010 as well as a significantly lower accounts payable balance entering 2011.

Net cash used in investing activities for the six months ended June 30, 2011 decreased $2.0 million or 15% as compared to the same period of 2010, primarily due to a $5.4 million purchase of intangible assets related to the technology for our Tag reading system in the first quarter of 2010, partially offset by an increase in hardware and software purchases during the 2011.

Net cash provided by financing activities for the six months ended June 30, 2011 increased $0.6 million or 85% as compared to the same period of 2010 primarily due to an increase in employee option exercises, partially offset by higher payroll taxes related to an increase in employee restricted stock units released in the 2011 period as compared to 2010.

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

The borrowing availability varies according to the levels of our accounts receivable and cash and investment securities deposited in secured accounts with the lenders. Subject to the level of this borrowing base, we may make and repay borrowings from time to time until the maturity of the facility. The interest rate is, at our election, Bank of America, N.A.’s prime rate (or base rate) or a LIBOR rate defined in the loan agreement, plus, in each case, an applicable margin. The applicable margin for a loan depends on the average daily availability for the most recent fiscal quarter and the type of loan. Borrowing availability under this agreement was $40.9 million as of June 30, 2011.

The loan agreement contains customary events of default, including for: payment failures; failure to comply with covenants; failure to satisfy other obligations under the loan agreement or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; change-in-control provisions; and the invalidity of guaranty or security agreements. If any event of default under the loan agreement occurs, the lenders may terminate their respective commitments, declare immediately due all borrowings under the facility and foreclose on the collateral. A cross-default provision applies if a default occurs on other indebtedness in excess of $5.0 million and the applicable grace period in respect of the indebtedness has expired, such that the lender of, or trustee for, the defaulted indebtedness has the right to accelerate. We are also required to maintain a ratio of Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, to fixed charges, as defined in the loan agreement, of at least 1.1 to 1.0 when the covenant is required to be tested. The ratio is measured only if certain borrowing-availability thresholds are not met.

On January 31, 2011, we entered into an amendment to the loan agreement that, among other things: (i) extends the maturity date of the loan agreement to August 13, 2013, (ii) reduces, starting January 1, 2011, the applicable interest rate margins to a range of 0.50% to 1.00% above the applicable base rate for base rate loans, as compared to 3.00% above the applicable base rate in the original agreement, and 2.25% to 2.75% above the applicable LIBOR rate for LIBOR rate loans, as compared to 4.00% above the applicable LIBOR rate in the original agreement, in each case depending on our borrowing availability, and (iii) reduces, starting January 1, 2011, the unused line fee to 0.375% per year if utilization of the line is greater than or equal to 50%, and to 0.50% per year if utilization of the line is less than 50%, as compared to 1.00% per year in the original agreement.

Contractual Obligations and Commitments

We have no off-balance sheet arrangements.

We have had no material changes outside the ordinary course of our business in our contractual obligations during the three and six months ended June 30, 2011.

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

We have made no material changes to any of our critical accounting policies through June 30, 2011.

Recently Issued Accounting Guidance Not Yet Adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) on fair value measurement, which resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” For public entities, this guidance will be effective for interim and annual reporting periods beginning after December 15, 2011, and is to be applied prospectively. We do not anticipate material impact to our consolidated financial statements upon adoption of this guidance.

In June 2011, the FASB has issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. For public entities, this guidance will be effective for interim and annual reporting periods beginning after December 15, 2011, and is to be applied retrospectively. We do not anticipate material impact to our consolidated financial statements upon adoption of this guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in Item 7A of our 2010 Annual Report on Form 10-K have not changed materially for our quarter ended June 30, 2011.

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

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements, but the program does not always eliminate our exposure to movements of currency exchange rates. The results of our hedging program for the three and six months ended June 30, 2011 and 2010 are summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Gains (losses) on foreign exchange forward contracts	$65	$169	$(84)	$230
Losses on underlying transactions denomincated in foreign currency	$(74)	$(259)	$(178)	$(548)

Net losses	$(9)	$(90)	$(262)	$(318)

Our foreign exchange forward contracts generally have original maturities of one month or less. We did not have any foreign exchange forward contracts outstanding as of June 30, 2011.

Cash equivalents and short-term and long-term investments are presented at fair value on our balance sheet. We invest our excess cash in accordance with our investment policy. As of June 30, 2011 and 2010, our excess cash was invested only in money market funds and certificates of deposit. As of December 31, 2010, we did not hold any cash equivalents. Any adverse changes in interest rates or securities prices may decrease the value of our investments and operating results.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, as amended, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures, include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Based upon the evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith

3.01		Amended and Restated Certificate of Incorporation	S-1/A	333-86898	3.03	7/22/2002

3.02		Amended and Restated Bylaws	8-K	001-31396	3.01	6/5/2009

4.01		Form of Specimen Class A Common Stock Certificate	10-K	001-31396	4.01	3/7/2006

4.02		Fourth Amended and Restated Stockholders Agreement, dated as of May 30, 2003, by and among LeapFrog Enterprises, Inc. and the other persons named therein	10-Q	001-31396	4.02	8/12/2003

10.01	*	LeapFrog Enterprises, Inc. 2011 Equity Incentive Plan	8-K/A	001-31396	10.1	6/30/2011

10.02	*	Form of Stock Option Agreement under the 2011 Equity Incentive Plan					X

10.03	*	Form of Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan					X

10.04	*	Amended and Restated 2002 Non-Employee Director Stock Award Plan, as amended and restated on June 29, 2011					X

10.05	*	Amended and Restated Employee Stock Purchase Plan					X

10.06	*	Summary Description of the 2011 Cash Bonus Plan for Executive Officers					X

31.01		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01		Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101		The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).					X

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

Date: August 4, 2011

/s/ Mark A. Etnyre
Mark A. Etnyre
Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2011