Form 10-Q
period 2011-09-30
LEAPFROG ENTERPRISES INC
filed 2011-11-03
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-31396

LeapFrog Enterprises, Inc. (Exact name of registrant as specified in its charter)

DELAWARE	95-4652013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6401 Hollis Street, Suite 100, Emeryville, California	94608-1463
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2011, 50,015,657 shares of Class A common stock, par value $0.0001 per share, and 15,816,904 shares of Class B common stock, par value $0.0001 per share, of the registrant were outstanding.

LEAPFROG ENTERPRISES, INC.

PART I.

ITEM 1. FINANCIAL STATEMENTS

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,		December 31,
	2011	2010	2010
ASSETS	(Unaudited)		(See Note 1)
Current assets:
Cash and cash equivalents	$25,663	$21,798	$19,479
Accounts receivable, net of allowances for doubtful accounts of $676, $894 and $776, respectively	136,256	136,818	157,646
Inventories	70,338	82,957	47,455
Prepaid expenses and other current assets	8,089	10,341	8,321
Deferred income taxes	1,585	2,292	1,678

Total current assets	241,931	254,206	234,579
Long-term investments	2,681	2,681	2,681
Deferred income taxes	907	959	989
Property and equipment, net	17,891	15,143	15,059
Capitalized product costs, net	13,215	14,476	13,184
Goodwill	19,549	19,549	19,549
Other intangible assets, net	3,960	6,277	5,653
Other assets	1,841	1,937	1,786

Total assets	$301,975	$315,228	$293,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,851	$88,327	$31,390
Accrued liabilities	32,979	33,167	41,425
Income taxes payable	373	524	167

Total current liabilities	91,203	122,018	72,982
Long-term deferred income taxes	3,480	3,197	3,199
Other long-term liabilities	9,455	12,266	11,734
Stockholders’ equity:
Class A Common Stock, par value $0.0001; Authorized-139,500 shares; Issued and outstanding: 49,862, 37,375 and 43,783, respectively	5	4	5
Class B Common Stock, par value $0.0001; Authorized-40,500 shares; Issued and outstanding: 15,817, 27,141 and 20,961, respectively	2	3	2
Treasury stock	(185)	(185)	(185)
Additional paid-in capital	393,230	385,487	387,833
Accumulated other comprehensive income	75	115	292
Accumulated deficit	(195,290)	(207,677)	(182,382)

Total stockholders’ equity	197,837	177,747	205,565

Total liabilities and stockholders’ equity	$301,975	$315,228	$293,480

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$150,832	$137,956	$244,930	$242,775
Cost of sales	89,025	79,970	152,385	149,610

Gross profit	61,807	57,986	92,545	93,165

Operating expenses:
Selling, general and administrative	17,875	19,206	56,012	58,984
Research and development	8,276	7,851	24,648	24,888
Advertising	7,790	11,728	13,617	19,781
Depreciation and amortization	2,917	2,959	8,261	8,504

Total operating expenses	36,858	41,744	102,538	112,157

Income (loss) from operations	24,949	16,242	(9,993)	(18,992)

Other income (expense):
Interest income	35	62	104	176
Interest expense	(22)	(17)	(102)	(42)
Other, net	(3,632)	182	(4,475)	(1,203)

Total other income (expense), net	(3,619)	227	(4,473)	(1,069)

Income (loss) before income taxes	21,330	16,469	(14,466)	(20,061)
Provision for (benefit from) income taxes	(1,718)	679	(1,558)	288

Net income (loss)	$23,048	$15,790	$(12,908)	$(20,349)

Net income (loss) per share:
Class A and B - basic	$0.35	$0.25	$(0.20)	$(0.32)
Class A and B - diluted	$0.35	$0.24	$(0.20)	$(0.32)

Weighted average shares used to calculate net income (loss) per share:
Class A and B - basic	65,618	64,433	65,244	64,271
Class A and B - diluted	66,177	65,319	65,244	64,271

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net loss	$(12,908)	$(20,349)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,510	14,485
Deferred income taxes	175	79
Stock-based compensation expense	4,064	4,446
Loss on disposal of long-term assets	8	—
Allowance for doubtful accounts	172	292
Other changes in operating assets and liabilities:
Accounts receivable, net	21,131	10,228
Inventories	(23,006)	(54,802)
Prepaid expenses and other current assets	219	(2,968)
Other assets	(55)	1,185
Accounts payable	26,468	30,086
Accrued liabilities	(8,410)	(6,642)
Long-term liabilities	(2,009)	487
Income taxes payable	206	282
Other	—	199

Net cash provided by (used in) operating activities	20,565	(22,992)

Investing activities:
Purchases of property and equipment	(9,369)	(7,504)
Capitalization of product costs	(6,319)	(5,891)
Purchases of intangible assets	—	(5,335)
Disposal of property and equipment	67	—
Sales of investments	—	1,004
Other	(65)	—

Net cash used in investing activities	(15,686)	(17,726)

Financing activities:
Proceeds from stock option exercises and employee stock purchase plans	2,049	1,170
Net cash paid for payroll taxes on restricted stock unit releases	(717)	(258)

Net cash provided by financing activities	1,332	912

Effect of exchange rate changes on cash	(27)	(8)

Net change in cash and cash equivalents	6,184	(39,814)
Cash and cash equivalents, beginning of period	19,479	61,612

Cash and cash equivalents, end of period	$25,663	$21,798

See accompanying notes

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

1.        Basis of Presentation

In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement of the financial position and interim results of LeapFrog Enterprises, Inc. and its consolidated subsidiaries (collectively, the “Company” or “LeapFrog” unless the context indicates otherwise) as of and for the periods presented have been included. The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements include the accounts of LeapFrog and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

2.        Fair Values of Financial Instruments and Investments

Fair value is defined by authoritative guidance as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

•	Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. As of September 30, 2011, the Company did not hold any Level 1 assets.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

The Company’s Level 2 assets and liabilities consist of outstanding foreign exchange forward contracts used to hedge its exposure to certain foreign currencies, including the British Pound, Canadian Dollar, Euro, and Mexican Peso. The Company’s outstanding foreign exchange forward contracts, all with maturities of approximately one month, had notional values of $44,901, $28,293 and $21,650 at September 30, 2011, December 31, 2010 and September 30, 2010, respectively. The fair market values of these instruments as of the same periods were $75, $(132) and $(180), respectively. The fair value of these contracts was recorded in prepaid expenses and other current assets for September 30, 2011, and in accrued liabilities for September 30, 2010 and December 31, 2010.

•

Level 3 includes financial instruments for which fair value is derived from valuation techniques, including pricing models and discounted cash flow models, in which one or more significant inputs, including the Company’s own assumptions, are unobservable.

The Company’s Level 3 assets consist of investments in auction rate securities (“ARS”). Currently, there is no active market for these securities; therefore, they do not have readily determinable market values. The Company engaged a third-party valuation firm to estimate the fair value of the ARS investments using a discounted cash flow approach. Based on this valuation, the ARS investments were valued at $2,681 at September 30, 2011, which represents an overall decline in value of $1,319 from par. The decline was recorded as other-than-temporary impairment loss in prior years when the initial decline occurred. The assumptions used in preparing the discounted cash flow model are based on data available as of September 30, 2011 and include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. Given the current market environment, these assumptions are volatile and subject to change. Contractual maturity for the Company’s ARS investments ranges from 2033 to 2050.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2011, December 31, 2010 and September 30, 2010:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011:
Financial Assets:
Forward currency contracts	$75	$-	$75	$-
Long-term investments	2,681	-	-	2,681

Total financial assets	$2,756	$-	$75	$2,681

December 31, 2010:
Financial Assets:
Long-term investments	$2,681	$-	$-	$2,681

Financial Liabilities:
Forward currency contracts	$(132)	$-	$(132)	$-

September 30, 2010:
Financial Assets:
Long-term investments	$2,681	$-	$-	$2,681

Financial Liabilities:
Forward currency contracts	$(180)	$-	$(180)	$-

For the three and nine months ended September 30, 2011, the Company did not incur any gains or losses on its ARS investments.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

3.        Inventories

Inventories consisted of the following as of September 30, 2011 and 2010, and December 31, 2010:

	September 30,		December 31,
	2011	2010	2010
Raw materials	$5,907	$2,603	$3,277
Finished goods	64,431	80,354	44,178

Total	$70,338	$82,957	$47,455

4.        Other Intangible Assets, net

The Company’s other intangible assets, net, were as follows as of September 30, 2011 and 2010, and December 31, 2010:

	September 30,		December 31,
	2011	2010	2010
Intellectual property, license agreements and other intangibles	$16,755	$16,690	$16,690
Less: accumulated amortization	(12,795)	(10,413)	(11,037)

Total	$3,960	$6,277	$5,653

5.        Income Taxes

The Company’s income tax benefits for the three and nine months ended September 30, 2011 were $1,718 and $1,558, respectively, compared with tax provisions of $679 and $288, respectively, for the same periods last year. The tax benefits for the 2011 periods were primarily attributable to the recognition of previously unrecognized tax benefits due to the expiration of statute of limitations, offset by foreign tax expenses and certain discrete tax items including amortization of tax goodwill and an accrual for potential interest and penalties on certain tax positions. The tax provisions for the 2010 periods were primarily attributable to the Company’s foreign operations and certain discrete items such as amortization of tax goodwill.

The Company’s effective income tax rates were (8.1)% and 10.8% for the three and nine months ended September 30, 2011, respectively, compared with 4.1% and (1.4)%, respectively, for the same periods last year. Calculation of the effective tax rate for all periods included a non-cash valuation allowance recorded against the Company’s domestic deferred tax assets. Accordingly, no federal or state tax benefit has been recorded on the Company’s domestic operating loss for the three and nine months ended September 30, 2011 and 2010, respectively. Long-term deferred tax liabilities of $3,480 and other long-term tax liabilities of $7,417 are reported as long-term liabilities on the balance sheet as of September 30, 2011.

The balance of gross unrecognized tax benefits was reduced by $1,815 in the current quarter as a result of a lapse in statute of limitations. The Company believes it is reasonably possible that the total amount of unrecognized income tax benefit related to its foreign operations could decrease by up to $4,589 over the course of the next twelve months ending September 30, 2012 due to expiring statutes of limitations, that, if recognized would affect the effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2011 and 2010, and December 31, 2010, the Company had approximately $2,303, $2,801 and $2,872, respectively, of accrued interest and penalties related to uncertain tax positions. The tax benefit for the three and nine months ended September 30, 2011 included a net release of accrued interest and penalty of $822 and $582, respectively. The tax provision for the three and nine months ended September 30, 2010 included a net accrual of interest and penalties of $152 and $22, respectively.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

6.        Stock-Based Compensation

The Company currently has outstanding two types of stock-based compensation awards to its employees, directors and certain consultants: stock options and restricted stock units (“RSUs”). Both stock options and RSUs can be used to acquire shares of the Company’s Class A common stock, are exercisable or convertible, as applicable, over a period not to exceed ten years, and are most commonly assigned four-year vesting periods. The Company also has an employee stock purchase plan (“ESPP”).

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

All outstanding stock awards granted under the Prior Plan continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the Prior Plan. On the effective date of the 2011 EIP, a total of six million newly approved shares of Class A common stock became available for grant under the 2011 EIP and any shares remaining available for new grants under the Prior Plan on the effective date of the 2011 EIP became available for issuance under the 2011 EIP. In addition, any shares subject to outstanding stock awards granted under the Prior Plan that expire or terminate for any reason prior to exercise or settlement or are forfeited because of the failure to meet a contingency or condition required to vest such shares or are reacquired or withheld by the Company to satisfy a tax withholding obligation or as consideration for the exercise of a stock option shall become available for issuance pursuant to awards granted under the 2011 EIP.

The Company’s 2002 Non-Employee Directors’ Stock Award Plan, as amended and restated to date, was unaffected by the adoption of the 2011 EIP and remains the primary plan pursuant to which stock-based incentive compensation is granted to the Company’s non-employee directors.

Stock plan activity

The table below summarizes award activity for the nine months ended September 30, 2011:

	Stock Options	RSUs	Total Awards
Outstanding at December 31, 2010	6,254	1,531	7,785
Grants	1,868	645	2,513	*
Stock option exercises/vesting RSUs	(615)	(461)	(1,076)
Retired or forfeited	(1,890)	(458)	(2,348)	**

Outstanding at September 30, 2011	5,617	1,257	6,874

Total shares available for future grant at September 30, 2011			9,376

*	Amount includes 850 option shares and 150 RSUs granted to the Company’s current Chief Executive Officer in connection with his hiring as an officer and employee of the Company.
**	Amount includes 264 option shares and 78 RSUs forfeited by the former Chief Executive Officer in connection with his resignation as an officer and employee of the Company.

As of September 30, 2011, the total shares available for future grant of the ESPP were 1,361.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

Impact of stock-based compensation

The table below summarizes stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010		2011		2010
SG&A:
Stock options	$584	$689	**	$1,373	*	$2,117
RSUs	761	585		2,090		1,405
ESPP	21	-		21		-

Total SG&A	1,366	1,274		3,484		3,522
R&D:
Stock options	145	155		341		576
RSUs	129	110		239		348

Total R&D	274	265		580		924

Total expense	$1,640	$1,539		$4,064		$4,446

*	Amount includes the reversal of $950 in stock option compensation expense in connection with the departure of certain senior level employees including the former Chief Executive Officer.
**	Amount includes the correction of $1,306 in stock compensation expense overstated in the unaudited consolidated financial statements for three months ended March 31, 2010. Stock compensation expense for the nine months ended September 30, 2010 was unaffected.

Valuation of stock-based compensation

Stock-based compensation expense related to stock options is calculated based on the fair value of each award on the grant date. In general, the fair value for stock option grants with only a service condition is estimated using the Black-Sholes option pricing model with the following weighted average assumptions for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected term (years)	4.86	4.86	4.86	5.72
Volatility	58.5%	58.5%	58.5%	56.3%
Risk-free interest rate	1.3%	1.6%	1.8%	2.4%
Expected dividend yield	-%	-%	-%	-%

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

7.        Derivative Financial Instruments

At September 30, 2011, December 31, 2010 and September 30, 2010, the Company had outstanding foreign exchange forward contracts with notional values of $44,901, $28,293 and $21,650, respectively. The gains and losses on these instruments are recorded in “other income (expense)” in the consolidated statements of operations. Gains and losses from foreign exchange forward contracts, net of gains and losses on the underlying transactions denominated in foreign currency, for the three and nine months ended September 30, 2011 and 2010 are shown in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011		2010	2011		2010
Gains (losses) on foreign exchange forward contracts	$(2,000)	*	$(137)	$(2,084)	*	$93
Gains (losses) on underlying transactions denominated in foreign currency	(1,342)		250	(1,522)		(298)

Net gains (losses)	$(3,342)		$113	$(3,606)		$(205)

*	Amount includes a $1.5 million realized loss on foreign exchange forward hedging contracts in our U.S. segment due to an operational error.

8.        Comprehensive Net Income (Loss)

Comprehensive net income (loss) is comprised of the Company’s net income or loss, gains and losses on the translation of foreign currency denominated financial statements and, as applicable, temporary gains and non-credit losses on investments, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$23,048	$15,790	$(12,908)	$(20,349)
Currency translation adjustments	(1,950)	858	(217)	74

Comprehensive net income (loss)	$21,098	$16,648	$(13,125)	$(20,275)

9.        Net Income (Loss) Per Share

For the nine months ended September 30, 2011 and 2010, common stock equivalents, including unvested restricted stock units and certain stock options, were excluded from the calculations of net loss per share, as their effect on net loss per share would be antidilutive. Outstanding weighted average common stock equivalents of Class A common stock excluded from the calculations were 752 and 851 for the nine months ended September 30, 2011 and 2010, respectively.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

(Unaudited)

The following table sets forth the computation of basic and diluted net income (loss) per share for three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(Numerator)
Net income (loss)	$23,048	$15,790	$(12,908)	$(20,349)
(Denominator)
Weighted average shares outstanding during period:
Class A and B-basic	65,618	64,433	65,244	64,271
Common stock equivalents	559	886	-	-

Class A and B-diluted	66,177	65,319	65,244	64,271

Net income (loss) per share:
Class A and B-basic	$0.35	$0.25	$(0.20)	$(0.32)
Class A and B-diluted	$0.35	$0.24	$(0.20)	$(0.32)

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

The borrowing availability varies according to the levels of the Company’s accounts receivable and cash and investment securities deposited in secured accounts with the lenders. Subject to the level of this borrowing base, the Company may make and repay borrowings from time to time until the maturity of the facility. The interest rate is, at the Company’s election, Bank of America, N.A.’s prime rate (or base rate) or a LIBOR rate defined in the loan agreement, plus, in each case, an applicable margin. The applicable margin for a loan depends on the average daily availability for the most recent fiscal quarter and the type of loan. Borrowing availability under this agreement was $75,000 as of September 30, 2011.

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

On January 31, 2011, the Company entered into an amendment to the loan agreement that, among other things: (i) extends the maturity date of the loan agreement to August 13, 2013, (ii) reduces, starting January 1, 2011, the applicable interest rate margins to a range of 0.50% to 1.00% above the applicable base rate for base rate loans, as compared to 3.00% above the applicable base rate in the original agreement, and 2.25% to 2.75% above the applicable LIBOR rate for LIBOR rate loans, as compared to 4.00% above the applicable LIBOR rate in the original agreement, in each case depending on the Company’s borrowing availability, and (iii) reduces, starting January 1, 2011, the unused line fee to 0.375% per year if utilization of the line is greater than or equal to 50%, and to 0.50% per year if utilization of the line is less than 50%, as compared to 1.00% per year in the original agreement.

The Company had no borrowings outstanding under the amended and restated loan and security agreement, as amended to date, at September 30, 2011. However, on October 3, 2011, the Company drew down $35,000 on its asset-based revolving credit facility. This borrowing was a LIBOR rate loan, with an initial interest rate per annum of 2.5%, provided that, in accordance with the loan agreement, such rate may adjust on a monthly basis.

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

The primary business of the two operating segments is as follows:

•

The U.S. segment is responsible for the development, design, sales and marketing of electronic educational hardware products and related software, and learning toys, sold primarily through retail and distributor channels and through the Company’s website in the U.S.

•

The International segment is responsible for the localization, sales and marketing of electronic educational hardware products and related software, and learning toys, originally developed for the U.S., sold primarily in retail and distributor channels outside of the U.S.

The table below shows certain information by segment for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales:
United States	$115,974	$110,766	$181,449	$192,099
International	34,85	27,190	63,481	50,676

Totals	$150,832	$137,956	$244,930	$242,775

Income (loss) from operations:
United States	$17,956	$11,419	$(17,760)	$(23,429)
International	6,993	4,823	7,767	4,437

Totals	$24,949	$16,242	$(9,993)	$(18,992)

For the three and nine months ended September 30, 2011 and September 30, 2010, no countries other than the U.S. accounted for 10% or more of the Company’s consolidated net sales.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements about management’s expectations, including, without limitation, statements regarding anticipated future advertising expense being generally more weighted toward the fourth quarter of the current fiscal year, statements regarding the anticipated effects of improvements to our foreign currency hedging program systems, statements regarding the anticipated treatment and effect on us of holding certain auction rate securities, our expectations regarding the anticipated impact of our accumulated deficit, our expectations regarding the funding and nature of future capital expenditures, our statements regarding the future funding of our working capital needs, our statements regarding the timing, seasonality and expectations of cash flows from operations, statements regarding anticipated draw downs, use and future repayment of outstanding amounts under our asset-based revolving credit facility, and our statement regarding the anticipated impact of recently issued accounting guidance on our consolidated financial statements as well as any statements regarding our existing and future products, our anticipated results of operations and other measures of financial performance, our strategic priorities, our future marketing efforts, our future research and development, and other anticipatory matters. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “future,” “potential,” or the negative of these terms or other comparable terminology. Our actual results, levels of activity, performance, achievements or the timing of events may differ materially from those expressed or implied by such forward-looking statements. The risks that could cause our results to differ include, without limitation, highly changeable consumer preferences and toy trends, our reliance on a small group of retailers for the majority of our gross sales, our growing focus on web-based products, weakness in the economic environment, the seasonality of our business, the unexpected loss of members of our executive management team, our dependence on our suppliers for our components and raw materials, our reliance on a limited number of manufacturers, our ability to maintain sufficient inventory levels, our ability to compete effectively with competitors, our ability to prevent other companies from using our intellectual property rights to develop competing products, third parties who claim we are infringing on their intellectual property rights, errors or defects in our products, privacy concerns about our web connected products, system failures in our web-based services, retailer liquidity problems, the sufficiency of our liquidity, the risk associated with international operations, continued compliance and associated costs with and/or changes in laws and regulations, any obligations to record impairment charges related to our intangible assets, negative political developments, natural disasters, armed hostilities, terrorism, labor strikes or public health issues, continued ownership by one stockholder of a majority of voting power in us and the volatility of our stock price. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or the timing of any events. We make these statements as of the date of this report on Form 10-Q and undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report, except as required by law.

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

Our Business

LeapFrog, founded in 1995 and incorporated in 1997 in the State of Delaware, is a leading developer of educational entertainment for children. Our product portfolio consists of learning toys, interactive reading systems, mobile learning systems, and software-based book and game content. We have developed a number of learning platforms, including the LeapPad Explorer learning tablet that we launched during the third quarter of 2011, the Leapster family of mobile learning systems and the Tag and Tag Junior reading systems, which support a broad library of software titles. These and others of our products connect to our proprietary online LeapFrog Learning Path, which provides personalized feedback on a child’s learning progress and offers product recommendations to enhance each child’s learning experience. We have created hundreds of interactive software titles for our platforms, covering subjects such as phonics, reading, writing and math. Our products are available in five languages (including Queen’s English) and are sold globally through retailers, distributors and directly to consumers via the leapfrog.com web-store. During the third quarter of 2011, we also launched the LeapFrog App Center, which provides consumers the ability to purchase and download digital content.

Due to the seasonality of our business, our results of operations for interim periods are not necessarily indicative of the operating results for a full year.

Consolidated Results of Operations

	Three Months Ended September 30,		% Change 2011 vs. 2010	Nine Months Ended September 30,		% Change 2011 vs. 2010
	2011	2010		2011	2010
	(Dollars in millions)
Net sales	$150.8	$138.0	9%	$244.9	$242.8	1%
Gross margin *	41.0%	42.0%	(1.0)**	37.8%	38.4%	(0.6)**
Operating expenses	36.9	41.7	(12%)	102.5	112.2	(9%)
Income (loss) from operations	24.9	16.2	54%	(10.0)	(19.0)	47%
Net income (loss) per share-basic	$0.35	$0.25	40%	$(0.20)	$(0.32)	38%
Net income (loss) per share-diluted	$0.35	$0.24	46%	$(0.20)	$(0.32)	38%

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Net sales for the three and nine months ended September 30, 2011 increased 9% and 1%, respectively, as compared to the same periods in 2010. The increase for the both periods was largely driven by the launch of the LeapPad Explorer learning tablet in August 2011 and strong growth in our International segment. The increase for the nine month period was partially offset by higher than desired U.S. retail inventory levels at the end of 2010, which generally reduced demand for our products from our retail customers. Net sales for the three and nine months ended September 30, 2011 included a 1% positive impact from changes in currency exchange rates.

Consolidated gross margin for the three and nine months ended September 30, 2011 was 41.0% and 37.8%, respectively, a decrease of 100 and 60 basis points over the same periods of 2010, respectively, primarily driven by changes in product mix with proportionally higher sales of lower margin mobile learning platforms offsetting lower sales of higher margin content, partially offset by lower trade allowances and discounts.

Operating expenses for the three and nine months ended September 30, 2011 decreased 12% and 9%, respectively, as compared to the same periods of 2010 primarily driven by a decrease in advertising expense due to certain cost efficiencies and a shift in the timing of overall advertising spend. In addition, selling, general and administrative (“SG&A”) expenses decreased primarily due to lower employee-related expenses, reductions in professional service fees and lower rent expense.

Income (loss) from operations for the three and nine months ended September 30, 2011 improved 54% and 47% as compared to the same periods in 2010, due to the increase in net sales and lower operating expenses, partially offset by lower gross margin.

Our basic and diluted net income per share for the three months ended September 30, 2011 improved by $0.10 and $0.11 per share, respectively, as compared to the same period of 2010. Our basic and diluted net loss per share for the nine months ended September 30, 2011 improved by $0.12 as compared to the same period of 2010.

Operating Expenses

Selling, General and Administrative Expenses

SG&A expenses consist primarily of salaries and related employee benefits, including stock-based compensation expense and other headcount-related expenses associated with executive management, finance, information technology, supply chain, facilities, human resources, other administrative headcount, legal and other professional fees, indirect selling expenses, systems costs, rent, office equipment and supplies. The related prior period data has been recast to conform to the current year presentation.

	Three Months Ended September 30,		% Change 2011 vs. 2010	Nine Months Ended September 30,		% Change 2011 vs. 2010
	2011	2010		2011	2010
	(Dollars in millions)
SG&A expenses	$17.9	$19.2	(7%)	$56.0	$59.0	(5%)
As a percent of net sales	12%	14%	(2) *	23%	24%	(1) *

*	Percentage point increase (decrease)

SG&A expenses for the three and nine months ended September 30, 2011 declined 7% and 5%, respectively, as compared to the same periods in 2010. Lower employee-related expenses due to overall headcount decrease and reductions in professional service fees were the primary drivers for the decline for the three month period. Lower employee-related expenses and lower rent expense due to the termination of a portion of our leased headquarter facilities in Emeryville, California in the fourth quarter of 2010 were the primary drivers for the decline for the nine month period.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries, employee benefits, stock-based compensation and other headcount-related expenses associated with content development, product development, product engineering, third-party development and programming and localization costs to translate content for international markets. We capitalize external third-party costs related to content development, which are subsequently amortized into cost of sales in the statements of operations. The related prior period data has been recast to conform to the current year presentation.

	Three Months Ended September 30,		% Change 2011 vs. 2010	Nine Months Ended September 30,		% Change 2011 vs. 2010
	2011	2010		2011	2010
	(Dollars in millions)
R&D expenses	$8.3	$7.9	5%	$24.6	$24.9	(1%)
As a percent of net sales	5%	6%	(1)*	10%	10%	-

*	Percentage point increase (decrease)

R&D expenses for the three months ended September 30, 2011 increased 5% as compared to the same period in 2010, primarily driven by the timing of development efforts in 2011 as compared to 2010. R&D expenses for the nine months ended September 30, 2011 remained relatively flat, decreasing 1%, as compared to the same period in 2010.

Advertising Expense

Advertising expense consists of costs associated with marketing, advertising and promoting our products, including customer-related discounts and promotional allowances.

	Three Months Ended September 30,		% Change 2011 vs. 2010	Nine Months Ended September 30,		% Change 2011 vs. 2010
	2011	2010		2011	2010
	(Dollars in millions)
Advertising expenses	$7.8	$11.7	(34%)	$13.6	$19.8	(31%)
As a percent of net sales	5%	9%	(4) *	6%	8%	(2) *

*	Percentage point increase (decrease)

Advertising expense for the three and nine months ended September 30, 2011 declined 34% and 31%, respectively, as compared to the same periods in 2010, resulting from an overall planned decrease in the total marketing, advertising and promoting of our products due to more cost effective in-store promotional displays, continued leveraging of our connected consumer base and expanded use of social networks for our marketing communications. In addition, our advertising spending strategy is generally more weighted toward the fourth quarter of the year in 2011 as compared to 2010.

Other Income (Expense)

Other expense increased significantly for the three and nine month periods ended September 30, 2011 as compared to the same periods of 2010, resulting primarily from our foreign currency activity. The United States dollar strengthened significantly against several of our foreign currencies late in the third quarter of 2011 resulting in a $0.3 million realized foreign currency translation loss and a $1.6 million unrealized foreign currency translation loss for the three month period ended September 30, 2011. In addition, we enter into short-term foreign exchange forward contracts, typically based on 30 day forward spot rates to minimize certain foreign exposures. During the third quarter of 2011, an operational error caused us to enter into forward hedging contracts that differed from what we had intended. As a result of this error, we recorded a $1.5 million realized loss on foreign exchange forward contracts in our U S. segment for the three month period ended September 30, 2011. We subsequently made improvements to our foreign currency hedging program to provide greater assurance of accurate execution of our hedging determinations.

Income Taxes

Our provision for (benefit from) income taxes and effective tax rate were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in millions)
Provision for (benefit from) income taxes	$(1.7)	$0.7	$(1.6)	$0.3
Income (loss) before income taxes	21.3	16.5	(14.5)	(20.1)
Effective tax rate	(8.1%)	4.1%	10.8%	(1.4%)

Calculation of the effective tax rate for all periods included a non-cash valuation allowance recorded against our domestic deferred tax assets. Accordingly, no federal or state tax benefit was recorded on our domestic operating loss for all periods presented.

The tax benefits for the 2011 periods were primarily attributable to the recognition of previously unrecognized tax benefits due to the expiration of statute of limitations, offset by foreign tax expense and certain discrete tax items including amortization of tax goodwill and an accrual for potential interest and penalties on certain tax positions. The tax provisions for the 2010 periods were primarily attributable to our foreign operations and certain discrete items such as amortization of tax goodwill.

Results of Operations by Segment

We organize, operate and assess our business in two primary operating segments: U.S. and International. This presentation is consistent with how our chief operating decision maker reviews performance, allocates resources and manages the business.

United States Segment

The U.S. segment includes net sales and related expenses directly associated with selling our products to national and regional mass-market and specialty retailers, other retail stores and distributors, school-related distributors and resellers, our online store and App Center, and other Internet-based channels. Certain corporate-level operating expenses associated with sales and marketing, product support, human resources, legal, finance, information technology, corporate development, procurement activities, research and development, legal settlements and other corporate costs are charged entirely to our U.S. segment.

	Three Months Ended September 30,		% Change 2011 vs. 2010	Nine Months Ended September 30,		% Change 2011 vs. 2010
	2011	2010		2011	2010
	(Dollars in millions)
Net sales	$116.0	$110.8	5%	$181.4	$192.1	(6%)
Gross margin *	42.3%	44.0%	(1.7)**	39.1%	40.1%	(1.0)**
Operating expenses	31.1	37.3	(17%)	88.7	100.5	(12%)
Income (loss) from operations	$18.0	$11.4	57%	$(17.8)	$(23.4)	24%

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Net sales for the three months ended September 30, 2011 increased 5% as compared to the same period in 2010 largely as a result of the strong launch of the LeapPad Explorer learning tablet in August 2011. Net sales for the nine months ended September 30, 2011 decreased 6% as compared to the same period in 2010 largely as a result of higher than desired U.S. retail inventory levels at the end of 2010, which generally reduced demand for our products from our retail customers during the first half of 2011, partially offset by the strong demand of the LeapPad Explorer learning tablet.

Gross margin for the three and nine months ended September 30, 2011 decreased 1.7 and 1.0 percentage points, respectively, over the same periods of 2010, primarily driven by changes in product mix with proportionally higher sales of lower margin mobile learning platforms offsetting lower sales of higher margin content.

Operating expenses for the three and nine months ended September 30, 2011 decreased 17% and 12%, respectively, as compared to the same periods in 2010, resulting from an overall planned decrease in the total marketing, advertising and promoting of our products due to more cost effective in-store promotional displays, continued leveraging of our connected consumer base and expanded use of social networks for our marketing communications. In addition, our advertising spending strategy is generally more weighted toward the fourth quarter of the year in 2011 as compared to 2010. SG&A expense decreased for the three month period primarily driven by lower employee-related expenses due to overall headcount decrease and reductions in professional service fees. SG&A expense decreased for the nine month period primarily driven by lower employee-related expenses and lower rent expense due to the termination of a portion of our leased headquarter facilities in Emeryville, California in the fourth quarter of 2010.

Income (loss) from operations for the three and nine months ended September 30, 2011 improved by 57% and 24%, respectively, as compared to the same periods in 2010 due to the increase in net sales in the third quarter of 2011 and the lower operating expenses for the three and nine month periods in 2011, partially offset by the gross margin percentage decline during the 2011 periods as compared to 2010.

International Segment

The International segment includes the net sales and related expenses directly associated with selling our products to national and regional mass-market and specialty retailers and other outlets through our offices in the United Kingdom, France, Canada and Mexico as well as through distributors in markets such as Spain, Germany, Australia and Japan. Certain corporate-level operating expenses associated with sales and marketing, product support, human resources, legal, finance, information technology, corporate development, procurement activities, research and development, legal settlements and other corporate costs are not allocated to our International segment.

	Three Months Ended September 30,		% Change 2011 vs. 2010	Nine Months Ended September 30,		% Change 2011 vs. 2010
	2011	2010		2011	2010
	(Dollars in millions)
Net sales	$34.9	$27.2	28%	$63.5	$50.7	25%
Gross margin *	36.7%	34.1%	2.6**	34.0%	31.8%	2.2**
Operating expenses	5.8	4.4	30%	13.8	11.7	18%
Income from operations	$7.0	$4.8	45%	$7.8	$4.4	75%

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Net sales for the three and nine months ended September 30, 2011 increased 28% and 25%, respectively, as compared to the same periods in 2010. The increase was primarily due to the launch of the LeapPad Explorer learning tablet in August 2011 in certain international markets. Net sales for the three and nine months ended September 30, 2011 included a 5% positive impact from changes in currency exchange rates.

Gross margin for the three and nine months ended September 30, 2011 improved 2.6 and 2.2 percentage points, respectively, as compared to the same periods of 2010 primarily due to higher sales volume which reduced the impact of fixed costs and changes in product mix with proportionally higher sales of higher margin products.

Operating expenses for the three and nine months ended September 30, 2011 increased 30% and 18%, respectively, as compared to the same periods in 2010 primarily due to an increase in headcount in 2011 to support our international growth.

Income from operations for the three and nine months ended September 30, 2011 improved by 45% and 75%, respectively, as compared to the same periods in 2010 primarily due to significantly increased net sales and improved gross margin percentage offset by a higher operating expenses.

Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents totaled $25.7 million and $21.8 million at September 30, 2011 and 2010, respectively. As of September 30, 2011, we did not hold any cash equivalents.

Inventory, stated on a first-in, first-out basis at the lower of cost or market, totaled $70.3 million and $83.0 million at September 30, 2011 and 2010, respectively. The year over year decrease in inventory levels is attributable to our implementation of strategies to better forecast and control our inventories.

As of September 30, 2011, we held $2.7 million, stated at fair value, in long-term investments in auction rate securities. Due to the illiquidity of these investments, we have not included and do not intend, for the foreseeable future, to include them as potential sources of liquidity in our future cash flow projections. Thus, we do not anticipate that future declines in value, if any, will have an adverse impact on our future ability to support operations and meet our obligations as they come due.

We have an asset-based revolving credit facility, which is discussed in more detail below, with a potential borrowing availability of $75.0 million. Borrowing availability under this agreement was $75.0 million as of September 30, 2011. There were no borrowings outstanding on our credit facility at September 30, 2011. However, on October 3, 2011, we drew down $35.0 million on this asset-based revolving credit facility to fund seasonal working capital needs.

Our accumulated deficit of $195.3 million at September 30, 2011 is not expected to have an impact on our future ability to operate, given our anticipated cash flows from operations and the availability of our credit facility.

Future capital expenditures are primarily planned for new product development and purchases related to the upgrading of our information technology capabilities. We expect that capital expenditures for the remainder of 2011, including those for capitalized content and website development costs, will be funded with cash flows generated by operations. Capital expenditures were $15.7 million for the nine months ended September 30, 2011, and $18.7 million for the same period of 2010, which included a $5.4 million purchase of intangible assets related to the rights to use an application-specific integrated circuit technology included in its Tag and Tag Junior reading systems.

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

Cash Sources and Uses

The table below shows our sources and uses of cash for the nine months ended September 30, 2011 as compared to the same period in 2010:

	Nine Months Ended September 30,		% Change 2011 vs. 2010
	2011	2010
	(Dollars in millions)
Cash flows provided by (used in):
Operating activities	$20.6	$(23.0)	189%
Investing activities	(15.7)	(17.7)	12%
Financing activities	1.3	0.9	46%
Effect of exchange rate fluctuations on cash	-	-	-

Increase in cash and cash equivalents	$6.2	$(39.8)	116%

Cash flow provided by operations for the nine months ended September 30, 2011 increased $43.6 million, as compared to the same period in 2010 primarily due to significantly lower inventory purchases during the period as a result of higher than desired inventory levels entering 2011. In addition, improved accounts receivable collection efforts contributed largely to the increase in cash flow provided by operations for the 2011 period.

Net cash used in investing activities for the nine months ended September 30, 2011 decreased $2.0 million as compared to the same period of 2010, primarily due to a $5.4 million purchase of intangible assets in the first quarter of 2010, partially offset by an increase in hardware and software purchases during the 2011 period.

Net cash provided by financing activities for the nine months ended September 30, 2011 increased $0.4 million as compared to the same period of 2010 primarily due to an increase in employee option exercises, partially offset by higher payroll taxes related to an increase in employee restricted stock units released in the 2011 period as compared to 2010.

Seasonal Patterns of Cash Provided By or Used in Operations

Generally, our cash flow provided by operations is highest in the first quarter of the year when we collect the majority of our accounts receivable booked in the fourth quarter of the prior year. Cash flow used in operations tends to be highest in our third quarter and early fourth quarter, as collections from prior accounts receivables taper off and we invest heavily in inventory in preparation for the fourth quarter holiday season. Cash flow generally turns positive again in the fourth quarter as we start to collect on the accounts receivables associated with the holiday season. However, as occurred in 2008 and 2009, these seasonal patterns may vary depending upon general economic conditions and other factors.

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

The borrowing availability varies according to the levels of our accounts receivable and cash and investment securities deposited in secured accounts with the lenders. Subject to the level of this borrowing base, we may make and repay borrowings from time to time until the maturity of the facility. The interest rate is, at our election, Bank of America, N.A.’s prime rate (or base rate) or a LIBOR rate defined in the loan agreement, plus, in each case, an applicable margin. The applicable margin for a loan depends on the average daily availability for the most recent fiscal quarter and the type of loan. Borrowing availability under this agreement was $75.0 million as of September 30, 2011.

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

There were no borrowings outstanding under the amended and restated loan and security agreement, as amended to date, at September 30, 2011. However, on October 3, 2011, we drew down $35.0 million on this asset-based revolving credit facility. This borrowing was a LIBOR rate loan, with an initial interest rate per annum of 2.5%, provided that, in accordance with the loan agreement, such rate may adjust on a monthly basis. Through the end of November 2011, we may draw down additional amounts or reduce the current draw amount under the loan agreement. The proceeds will be used to fund working capital needs. Cash flow used in operations tends to be highest in the third quarter and early fourth quarter, as collections from prior accounts receivables taper off and we invest heavily in inventory in preparation for the fourth quarter holiday season. Cash flow generally turns positive again in the fourth quarter as we start to collect on holiday season accounts receivable. We anticipate repaying all borrowed funds under the loan agreement prior to December 31, 2011.

Contractual Obligations and Commitments

We have no off-balance sheet arrangements.

We have had no material changes outside the ordinary course of our business in our contractual obligations during the three and nine months ended September 30, 2011.

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

We have made no material changes to any of our critical accounting policies through September 30, 2011.

Recently Issued Accounting Guidance Not Yet Adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) on fair value measurement, which resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” For public entities, this guidance will be effective for interim and annual reporting periods beginning after December 15, 2011, and is to be applied prospectively. We do not anticipate material impact to our consolidated financial statements upon adoption of this guidance.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350). This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under this guidance, if an entity determines, after assessing such qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This guidance includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not anticipate material impact to our consolidated financial statements upon adoption of this guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in Item 7A of our 2010 Annual Report on Form 10-K have not changed materially for our quarter ended September 30, 2011.

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

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements, but the program, when properly executed, may not always eliminate our exposure to movements of currency exchange rates. The results of our hedging program for the three and nine months ended September 30, 2011 and 2010 are summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Gains (losses) on foreign exchange forward contracts	$(2,000)*	$(137)	$(2,084)*	$93
Gains (losses) on underlying transactions denomincated in foreign currency	$(1,342)	$250	$(1,522)	$(298)

Net gains (losses)	$(3,342)	$113	$(3,606)	$(205)

*	Amount includes a $1.5 million realized loss on foreign exchange forward hedging contracts in our U.S. segment due to an operational error.

The United States dollar strengthened significantly against several of our foreign currencies late in the third quarter of 2011 resulting in a $0.3 million realized foreign currency translation loss and a $1.6 million unrealized foreign currency translation loss for the three month period ended September 30, 2011. In addition, we enter into short-term foreign exchange forward contracts, typically based on 30 day forward spot rates to minimize certain foreign exposures. During the third quarter of 2011, an operational error caused us to enter into forward hedging contracts that differed from what we had intended. As a result of this error, we recorded a $1.5 million realized loss on foreign exchange forward contracts in our U. S. segment for the three month period ended September 30, 2011. We subsequently made improvements to our foreign currency hedging program to provide greater assurance of accurate execution of our hedging determinations.

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts outstanding as of September 30, 2011 is as follows:

	As of September 30, 2011
	Average Forward Exchange Rate	Notional Amount in Local Currency	Fair Value of Instruments in USD
		(1)	(2)
Currencies:
British Pound (GBP/USD)	1.560	18,587	$(9)
Euro (Euro/USD)	1.358	4,016	61
Canadian Dollar (USD/CAD)	1.038	7,727	22
Mexican Peso (USD/MXP)	13.780	41,458	1

Total fair value of instruments in USD			$75

(1)	In thousands of local currency
(2)	In thousands of USD

Cash equivalents and short-term and long-term investments are presented at fair value on our balance sheet. We invest our excess cash in accordance with our investment policy. Any adverse changes in interest rates or securities prices may decrease the value of our investments and operating results. We did not hold any cash equivalents for all periods presented.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures, include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Based upon the evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Inherent Limitations on Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure system are met.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, third parties assert patent infringement claims against us. Currently, we are engaged in lawsuits regarding patent issues and have been notified of other potential patent disputes. In addition, from time to time, we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of other intellectual property rights, claims related to breach of contract, employment matters and a variety of other claims. Although all unsettled matters are in the early stages of litigation and their outcome is currently not determinable, we do not believe, based on current knowledge, that any of the foregoing legal proceedings or claims are likely to have a material adverse effect on our financial position, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position or results of operations in a particular period.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” in our 2010 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith

3.01		Amended and Restated Certificate of Incorporation	S-1/A	333-86898	3.03	7/22/2002

3.02		Amended and Restated Bylaws	8-K	001-31396	3.01	6/5/2009

4.01		Form of Specimen Class A Common Stock Certificate					X

4.02		Fourth Amended and Restated Stockholders Agreement, dated as of May 30, 2003, by and among LeapFrog Enterprises, Inc. and the other persons named thein	10-Q	001-31396	4.02	8/12/2003

10.01	*	Amended and Restated Employee Stock Purchase Plan	10-Q	001-31396	10.5	8/4/2011

31.01		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01		Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101		The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).					X

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

Date: November 3, 2011

/s/ Mark A. Etnyre
Mark A. Etnyre
Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2011