Form 10-K
period 2011-12-31
LEAPFROG ENTERPRISES INC
filed 2012-02-29
CIK 1138951

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 001-31396

LeapFrog Enterprises, Inc. (Exact name of registrant as specified in its charter)

DELAWARE	95-4652013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6401 Hollis Street, Suite 100, Emeryville, California	94608-1463
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 510-420-5000

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer  ☐    Accelerated filer  ☒

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2011 calculated using the closing sale price as of that day, was approximately $145.7 million. Shares of common stock held by each current executive officer and director of the registrant and by each person who is known by the registrant to own 5% or more of the outstanding voting power of the registrant’s common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding voting power of the registrant’s common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Securities and Exchange Commission and is as of June 30, 2011. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of Class A common stock and Class B common stock, outstanding as of February 24, 2012, was 55,360,111 and 11,113,354 respectively.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference in Part III of this Annual Report on Form 10-K portions of its definitive proxy statement for the 2012 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2011.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, “Overview” and “2012 Outlook.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

SPECIAL NOTE ON FISCAL PERIOD DATES

This Annual Report on Form 10-K presents information regarding LeapFrog’s performance during the fiscal years ended December 31, 2007, through the fiscal year ended December 31, 2011, as well as future financial obligations for the fiscal years ending December 31, 2012 through the fiscal year ending December 31, 2021. At the beginning of each Part of this Annual Report on Form 10-K, and in all tables, we remind the reader that our fiscal year ends December 31. Otherwise, we refer to each fiscal year as the year, for example: “2011” refers to the fiscal year ended December 31, 2011.

SPECIAL NOTE ON FINANCIALS

Unless otherwise noted all financial information is presented in thousands except for per share data and percentages.

TRADEMARKS AND SERVICE MARKS

CLICKSTART, the ClickStart logo, COUNTING CANDLES, DIDJ, Didj (stylized), the Didj logos, FRIDGE PHONICS, FRIDGE FARM, LEAP, LEAPFROG, the LeapFrog logos, the LeapFrog Connect logo, the LeapFrog Learning Path logo, the LeapFrog School logo, the LeapFrog LeapSchool logo, LEAPLET, LEAPPAD, LEAPSTER, the Leapster2 logo, LEAPSTER EXPLORER, the Leapster Explorer logo, LEAPPAD, LEAPPAD EXPLORER, the LeapPad Explorer logo, LEAPWORLD, the LeapWorld logo, LEARN & GROOVE, LEARNING FRIEND, MR. PENCIL, MY OWN LEAPTOP, PEAK-A-SHOE, ODYSSEY, SEE THE LEARNING, TAG, the Tag logo, the Tag Junior logo and the Tag School logo are some of our trademarks or service marks. This Annual Report on Form 10-K also includes other trademarks and service marks, as well as trade dress and trade names of ours. Other trademarks in this Annual Report on Form 10-K are the property of their respective owners.

i

ii

PART I

ITEM 1. BUSINESS

LeapFrog Enterprises, Inc. (“LeapFrog” or “we,” “us” or “our”), founded in 1995 and incorporated in 1997 in the State of Delaware, is a leading developer of educational entertainment for children. Our product portfolio consists of multimedia learning platforms and related content and learning toys. We have developed a number of learning platforms, including the LeapPad Explorer (“LeapPad”) learning tablet, the Leapster family of multimedia learning platforms and the Tag and Tag Junior reading systems, which support a broad library of content titles. We have created hundreds of interactive content titles for our platforms, covering subjects such as phonics, reading, writing and math. In addition, we have a broad line of stand-alone learning toys. Many of our products connect to our proprietary online LeapFrog Learning Path (the “Learning Path”), which provides personalized feedback on a child’s learning progress and offers product recommendations to enhance each child’s learning experience. Our products are available in four languages (including Queen’s English) and are sold globally through retailers, distributors and directly to consumers via the leapfrog.com online store and LeapFrog App Center. LeapFrog is headquartered in Emeryville, California.

Our mission is to help children achieve their potential. Since our inception, we have won more than 1,200 educational and parenting awards and have won Educational Toy of the Year from the Toy Industry Association in 8 out of 12 years, including 2011.

We generate revenue from selling our multimedia learning platforms and a range of learning toys. In 2011, in the United States (“U.S.”), we had the best selling kids learning tablet, the best selling learning game system, the best selling learn to read system and the best selling electronic learning toy line according to industry sources. We also generate revenue from the sale of a wide range of cartridge based and digitally downloadable content and books for our platforms that we develop based on licensed characters or our LeapFrog-owned characters. All of our products are based on our proprietary curriculum, which teaches more than 2,500 skills across nearly 100 skill categories.

Our multimedia platforms and certain other products connect to our proprietary online LeapFrog Learning Path, which provides parents personalized feedback on their child’s learning progress and offers product recommendations to enhance their child’s learning experience. Parents are able to “see the learning” and gain personalized insight into their child’s learning progress.

Our App Center, launched in 2011, gives our consumers access to a variety of downloadable content for our multimedia platforms. We also began distributing third party video content for use on our multimedia platforms through the App Center near the end of 2011.

Beginning April 2004 and continuing through late December 2011, we were a “controlled company” under the rules of the New York Stock Exchange (“NYSE”), as Mollusk Holdings, LLC (“Mollusk”) held more than 50% of the voting power of our outstanding shares. On December 27, 2011, Mollusk’s voting power of LeapFrog’s outstanding shares decreased to approximately 42.8% resulting from a conversion of our Class B common stock into shares of Class A common stock, and therefore, LeapFrog is no longer considered a “controlled company” under the NYSE rules.

Business Segments and Operations

We organize, operate and assess our business in two primary operating segments: U.S. and International. See Note 19—“Segment Reporting” in our Consolidated Financial Statements included in this Annual Report on Form 10-K for detailed information on our segments and their financial results for the fiscal years ended December 31, 2011, 2010 and 2009.

The operations of our business segments are described below.

•	United States: The U.S. segment is responsible for the development, design, sales and marketing of multimedia learning platforms and related content, as well as learning toys, sold in the U.S. This segment markets and sells our products directly to national and regional mass-market and specialty retailers and other retail stores, distributors, and directly through sales representatives. This segment also sells our products through our online store and App Center, and other Internet-based channels. In addition, beginning in late 2011, this segment began distributing third party content through our App Center.

The U.S. segment represented approximately 75%, 80% and 81% of LeapFrog’s consolidated net sales in 2011, 2010 and 2009, respectively. The vast majority of this segment’s net sales are to three large retailers. Sales invoiced to Wal-Mart Stores, Inc. (“Wal-Mart”), Toys “R” Us, Inc. (“Toys “R” Us) and Target Corporation (“Target”), in the aggregate, accounted for approximately 64%, 65% and 65% of the segment’s gross sales in 2011, 2010 and 2009, respectively. Each of these customers accounted for more than 10% of our consolidated and U.S. segment’s gross sales in each of 2011, 2010 and 2009. Accordingly, the loss of any of these three customers would have a material adverse effect on our business.

•	International: The International segment is responsible for the localization, sales and marketing of multimedia learning platforms and related content, as well as learning toys, originally developed for the U.S. This segment markets and sells our products to national and regional mass-market and specialty retailers and other outlets through our offices in the United Kingdom, France, Canada and Mexico, as well as through distributors in various markets such as Spain, Germany, Australia, New Zealand and Japan. In addition, beginning in late 2011, this segment began distributing to certain territories, third party content through our App Center.

The International segment represented approximately 25%, 20% and 19% of our consolidated net sales in 2011, 2010 and 2009, respectively. No single country represented 10% or more of our consolidated net sales in any of those three years. Sales invoiced to Wal-Mart and Toys “R” Us in aggregate accounted for approximately 30%, 32% and 25% of the segment’s gross sales in 2011, 2010 and 2009, respectively.

Product Portfolio

Our product portfolio for both business segments includes the following:

Multimedia Learning Platforms:

Our multimedia learning platform products include innovative features that facilitate a wide variety of learning experiences provided by our rich content libraries available in both cartridge and digitally downloadable forms. All of our multimedia learning platforms are web-enabled and connect to the Learning Path.

•	LeapPad: During 2011, we launched LeapPad, a kid-tough, personalized learning tablet for children ages four to nine with a built-in camera and video recorder. The tablet includes art, story, and photo studio applications and two gigabytes of memory on board and can be used with both cartridges and digital content from our App Center. Our Explorer library of cartridges, compatible with both LeapPad and Leapster Explorer (described below), includes more than 25 content titles featuring internally developed and licensed content.

•	Leapster Explorer: Leapster Explorer, introduced in 2010, designed for children ages four to nine, is a handheld multimedia learning platform featuring a high resolution, finger touch screen and 512 megabytes of memory as well as optional attachments such as a camera. Leapster Explorer is compatible with both cartridges and App Center content, and is compatible with the same Explorer library of cartridges available for LeapPad.

•	Leapster2: Leapster2, the second generation of our original Leapster platform, introduced in 2008, designed for children ages three to eight, is a handheld learning platform with a multi-directional control pad and a touch-screen enabled by a built-in stylus. Our Leapster2 library of cartridges includes more than 40 content titles featuring internally developed and licensed content.

•	Tag: Our Tag reading system, introduced worldwide in 2008 and designed for children ages four to eight, is a stylus-based reading system that leverages core technology of optical pattern reading hardware and content. The Tag reading system is intended to develop fundamental reading skills and offers an extensive library of over 55 interactive books, games and flash cards featuring popular licensed characters and content. The Tag reading system is web-enabled and connects to the Learning Path.

•	Tag Junior: Our Tag Junior reading system was introduced worldwide in 2009 and leverages the same core technology as the Tag reading system, but is designed to introduce younger children ages one to four to books and reading. The Tag Junior library includes over 25 content titles that feature both internally developed and licensed content. The Tag Junior reading system is also web-enabled and connects to the Learning Path.

Learning Toys:

Our learning toys are intended to support development of a number of important skills for infants and young children, including phoneme, letter, number and color recognition, musical awareness and fine motor skills. Learning toys, because of their low price points and younger audience, create customer entry points to the LeapFrog brand that facilitate graduation to our multimedia learning platforms

•	Scout Collection: Our Scout Collection, introduced in 2009, is a line of learning toys themed around our proprietary Scout puppy dog character. The line includes My Pal Scout and My Pal Violet, customizable, interactive plush puppies intended for children as young as six months old that are web-enabled and connect to the Learning Path. The line also includes Text & Learn, Scribble & Write and Chat & Count for toddlers. In 2010, we introduced Twinkle Twinkle Little Scout and My Own Leaptop, a web-enabled customizable laptop. In 2011, we again introduced several new items into this line including: My Own Story Time Pad and Count & Draw.

•	Fridge Collection: Our Fridge Collection was introduced in 2003 and is a line of magnetic learning toys that introduce letter names, letter sounds, spelling, and songs to children ages 12 months and up. The line includes Fridge Phonics Magnetic Alphabet, Fridge Words Magnetic Word Builder, Fridge Farm Magnetic Animal Set, and Fridge Wash & Go Magnetic Vehicle Set. In 2011, we introduced the new Magnet Zoo Animal Playset.

•	Learn & Groove Collection: Our Learn & Groove Collection features bilingual musical learning toys, including the Learn & Groove Musical Table, Alphabet Drum, Color Play Drum, Music Wand, Counting Maracas and Animal Sounds Guitar. The Learn & Groove Collection was introduced in 2002 and is intended for children ages six months and up.

•	Other Products: We also have a general line of learning toys which includes Alphabet Pal, Sing & Spin Alphabet Zoo and Counting Candles Birthday Cake. In 2010, we introduced several new items into this line including: My First Book toy books (also compatible with the Tag Junior reading system), Count & Scan Shopper, Cook & Play Potsy, and Fix & Learn Speedy, among others. In 2011, we again introduced several new items into this line, including: Shape & Sharing Picnic Basket, My Discovery House, Peek-a-Shoe Talking Octopus, Xylophone Zoo and Lettersaurus, among others.

Online Services:

•	LeapFrog Learning Path: The Learning Path is a web-based service that we introduced in the U.S. and Canada in 2008 and in the United Kingdom in early 2009. The core of the Learning Path is an online tool that helps parents track what their children are learning with our connected products. Parents are able to “see the learning” and gain personalized insight into their child’s learning progress. The Learning Path gives our consumers access to a variety of downloadable content and to online rewards programs that encourage learning.

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

We believe that the Learning Path adds value to all of our connected products and expands our relationships with existing customers by allowing us to provide personalized product recommendations and other relevant information. Many of our products, including the LeapPad, Leapster Explorer, Leapster 2, Tag and Tag Junior multimedia learning platforms, and My Pal Scout, My Pal Violet and My Own Leaptop are designed to connect to the Learning Path.

•	App Center: During 2011, we launched our App Center, through which customers may directly purchase downloadable digital content with a personal credit card, or with App Center cards sold at retailers or our online store. Our App Center content includes over 100 games, eBooks, flashcards and activities that feature LeapFrog owned characters such as Mr. Pencil and Pet Pals, as well as popular licensed characters and content such as Cars 2 and Scooby Doo. In addition, we began distributing third party video content through the App Center near the end of 2011, including popular titles such as Dora the Explorer, SpongeBob Squarepants and Thomas the Tank Engine. Our App Center provides content for topics such as creativity through art, music and imaginative play, school basics through mathematics, reading and writing, geography through world, country and culture, life skills, and sciences, among others. App Center content is exclusively compatible with LeapFrog multimedia learning platforms.

For information on sales of product lines that constituted 10% or more of total net sales by segment, see Note 20—“Segment Reporting” in our Consolidated Financial Statements included in this Annual Report on Form 10-K.

For more information about the risks associated with our new products, see Part I, Item 1A.—Risk Factors—“Our business depends on our ability to correctly predict highly changeable consumer preferences and toy trends” and “Our growing strategic focus on online products and services may not succeed, and may limit the adoption of our products in some international markets” in this Annual Report on Form 10-K. All references to risk factors throughout this Annual Report on Form 10-K are to risk factors contained herein.

Competition

Our multimedia platform products compete in the electronic learning aids category of the toy industry; however, our product strategy means that we increasingly compete in a broader arena with a variety of electronic products including tablet computers, eBook readers and mobile devices. Our multimedia platforms, such as our LeapPad learning tablet and Leapster Explorer platform, compete against handheld gaming platforms from Sony and Nintendo and against mobile devices such as Apple’s iPhone, iTouch and iPad and Android-based phones and tablets. Our learning toys compete specifically in the preschool toy category of the toy industry in the U.S. and selected international markets, in which competition is significant.

We believe the principal areas of competition in our industry are learning content, performance, features, quality, brand recognition and price. We believe our learning toys, multimedia learning platforms, and the related content, online capabilities, and other content compete favorably on these bases. Our products are sometimes viewed by consumers as premium goods that are more expensive than our competitors’ products. We believe the LeapFrog brand is recognized for comparably higher quality educational products, enabling us to compare favorably with many of our current competitors despite premium pricing. In addition, we believe our learning toy product category is an important competitive differentiator because it introduces parents to the LeapFrog brand and provides an entry point to the Learning Path, and our associated strategy to build direct relationships with customers.

We face the challenge of competitors introducing similar products or functionality soon after we introduce our new products or product lines, and these competitors may be able to offer their products at lower prices using cheaper manufacturing processes or materials, more limited functionality, or reduced safety features. In addition, many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do. Our principal competitors in the toy industry have included Mattel, Inc., primarily under its Fisher-Price brand, Hasbro, Inc. and its Playskool division, and Vtech Holdings Ltd. For information on how competition could affect our business, see Part I, Item 1A.—Risk Factors— “If we are unable to compete effectively with existing or new competitors, our sales and market share could decline.”

Our products must also compete for the leisure time of children and the discretionary spending of parents with other forms of media and entertainment. We design our products to bring fun to learning in order to compete favorably with these outside competitive influences.

Manufacturing

We are committed to designing and manufacturing products that meet applicable safety and regulatory requirements. As is the case with most toy manufacturers and many consumer electronics companies, most of our products are manufactured in China. We actively manage our supplier base, mandating compliance with U.S. and international safety inspections and reinforcing our product standards. Our standards require that we meet or exceed all applicable regulatory requirements regarding safety in the design, manufacture, packaging, and delivery into the hands of each product’s ultimate user, a child.

Our manufacturing and operations strategy is designed to maximize the use of outsourced services, particularly with respect to the actual production and physical distribution of our products. We outsource substantially all of our manufacturing, using several Asia based manufacturers, most of which manufacture our products at facilities in the Guangdong province in the southeastern region of China. These manufacturers are selected based on their technical and production capabilities and are matched to particular products to achieve cost and quality efficiencies. We depend on these manufacturers to produce sufficient volumes of our finished products in a timely fashion, at satisfactory cost and quality levels and in accordance with our and our customers’ terms of engagement. Commodity and labor costs in China continue to increase due to a variety of factors. For information on the potential business risk resulting from our reliance on contract manufacturers, see Part I, Item 1A.—Risk Factors—“We rely on a limited number of manufacturers to produce our finished products, and our reputation and operating results could be harmed if they fail to produce quality products in a timely and cost-effective manner and in sufficient quantities or if our manufacturing process is otherwise disrupted.”

We have established subsidiaries in Hong Kong and Shenzhen, China to work closely with our contract manufacturing service providers. These subsidiaries manage product design, the supply of raw materials, labor and the assembly process.

Most of our products are manufactured from basic raw materials such as plastic and paper, and a majority of our products require electronic components. These raw materials are readily available from a variety of sources, but may be subject to significant price fluctuations. Some of the electronic components used to make our products, including our application-specific integrated circuits (“ASIC”), currently come from single suppliers.  For information as to how this concentration of suppliers could affect our business, see Part I, Item 1A.—Risk Factors—“We depend on our suppliers for our components and raw materials, and our production or operating margins would be harmed if the cost of our raw materials were to significantly increase or if these suppliers are not able to meet our demand and alternative sources are not available.”

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

Research and Development

We design our multimedia learning platforms and related content, learning toys, and online services using a combination of in-house research and development (“R&D”) resources and outside consultants. Generally, once the design phase of the product is complete, the remaining development and manufacturing of the products are outsourced to third parties. Our total R&D expense was $33.8 million, $33.4 million and $33.8 million in 2011, 2010 and 2009, respectively.

•	Multimedia Learning Platform and Toy Development: We believe that investment in R&D is a critical factor in strengthening our product portfolio. We have assembled a team of specialists with backgrounds in a wide variety of fields, including education, child development, hardware engineering, content development, video games and toys. We have internally developed each of our current multimedia learning platforms using licensed technology if warranted. For example, we use a version of Macromedia’s Flash player in our Leapster and LeapPad multimedia learning platform. We also use optical pattern recognition hardware and software from Anoto AB in our Tag and Tag Junior products. We have internally developed the majority of our learning toys.

•	Content Development: Our content production department oversees development of our interactive books, educational games, and stand-alone products, applying a pedagogical approach, which is based on established educational standards. Much of our content uses licensed characters, such as the Disney Princesses, Dora the Explorer, Scooby-Doo, SpongeBob and Thomas the Tank Engine, and characters from the movies Penguins of Madagascar, Cars 2, and Tangled. Most of our concept designs are created by our in-house content production department, many members of which have prior experience in the education, entertainment and educational content or video game industries.

•	Development of online services: Our online-connected products provide accessibility to the Learning Path and the App Center, both of which are key competitive differentiators. Our online capabilities, such as our Learning Path, App Center and online store at www.leapfrog.com, are developed through a combination of in-house team members and third party resources. Many members of our development and production team have prior experience in online engineering. Our online services are based on a combination of internally developed content, in-licensed content and web applications hosted by third parties.

Advertising and Marketing

Our advertising and marketing strategy is designed to position LeapFrog as a leader in providing engaging, effective, technology-based learning solutions for children. Our strategy is designed to promote a strong brand that parents seek out to teach children in a fun and engaging way with the goal of helping every child achieve their potential.

In recent years, we have shifted our focus to more efficient forms of advertisement, such as direct-to-consumer marketing programs via our Learning Path, and social media outlets such as Facebook and Twitter, with less dependence on traditional marketing programs such as television advertising.

We have well-established retailer relationships and also communicate our messages and offerings through in-store advertisements. Advertisements run by our retail partners, such as Target, Toys “R” Us, and Wal-Mart, highlight promotional activities and the availability of particular LeapFrog products at these retailers’ outlets. In key retail stores, we use in-store demonstration display units to highlight LeapFrog products and demonstrate the features of our products through in-store user experience.

We leverage public relations globally as a strategy to gain additional recognition and momentum for our brand and products through media outreach focused on garnering both product-specific and corporate media coverage.

Distribution

Our customers generally fit into one of the following categories:

•	Retailers that resell our products to consumers, through their retail stores and their own online channels, in the U.S. and some international regions;

•	Distributors that purchase our products for resale to retailers, generally internationally, and also to U.S. schools and school districts as education market resellers; and

•	Direct consumers who purchase our products via our website, leapfrog.com and our LeapFrog App Center.

Retailers and distributors purchase our products in advance, for pickup from our manufacturers in Asia, or through orders placed to our regional warehouses where we maintain inventories to meet expected short-term demand. Products are generally shipped through free-on-board terms. Customers pay through pre-established letters of credit or upon payment terms, which are usually based on the date of shipment. Generally, we do not provide rights of return or extended payment terms to our customers, except for industry standard terms surrounding the return of defective merchandise.

Intellectual Property and Licenses

We rely on a combination of patent, trademark, copyright and trade secret laws in the U.S. and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our brand, characters, and proprietary technology and information.

We maintain an active program to protect our investment in technology and brands by attempting to secure patent rights, trademark registrations and other intellectual property registrations. We have filed and obtained a number of patents in the U.S. and abroad. We believe that the duration of the applicable patents we are granted is adequate relative to the expected lives of our products. While our patents are an important element of the protection of our intellectual property, our business as a whole is not materially dependent on any one patent.

For a discussion of how our intellectual property rights may not prevent other companies from using similar or identical technology, see Part I, Item 1A.—Risk Factors—“If we are unable to maintain or acquire licenses to include intellectual property owned by others in our games, our operating results will suffer.” For a discussion of how our intellectual property rights may not insulate us from claims of infringement by third parties, see Part I, Item 1A.—Risk Factors—“Third parties have claimed, and may claim in the future, that we are infringing their intellectual property rights, and we may not succeed in protecting or enforcing our intellectual property rights.

In addition to proprietary materials we have developed, we use various licensed technologies in some of our key products, such as LeapPad, Leapster and Tag. Our continued use of these rights is dependent on our continued compliance with applicable license terms. Any failure to do so could interrupt our supply chain and require us to modify our products or business plans. Please see Part I, Item 1A.—Risk Factors—“ If we are unable to maintain or acquire licenses to include intellectual property owned by others in our games, our operating results will suffer” for further discussion of the risks we face in relying on third party technology licenses for our products.

Seasonality

Our business is highly seasonal with a significant portion of our revenue occurring in the second half of the year. Given relatively low sales volumes in the first half of the year and the fixed nature of many of our operating expenses, which occur fairly evenly throughout the year, our results of operations have historically been stronger in our third and fourth quarters relative to our first and second quarters. Conversely, our cash flow from operations tends to be highest in the first quarter of the year when we collect a majority of our accounts receivable related to sales made in the fourth quarter of the prior year. Cash flow from operations is generally lowest in our third quarter, as accounts receivables collections taper off and we build our inventory levels in preparation for the fourth quarter holiday season. The reduction in cash flow in the third quarter generally means that our available cash is at its lowest point for the year in the first month of the fourth quarter.

Our seasonal sales patterns for the years ended December 31, 2011, 2010 and 2009 are shown in the table below.

	Years Ended December 31,
	2011	2010	2009
Percent of total net sales:
1st quarter	9%	10%	8%
2nd quarter	12%	14%	13%
3rd quarter	33%	32%	29%
4th quarter	46%	44%	50%
Total	100%	100%	100%

Seasonal purchasing patterns and their related production lead times create risk in our business due to possible under-production of popular items and over-production of items that do not match consumer demand. In addition, our retail customers have continued to manage their inventories more stringently, a trend that began during the most recent recession, requiring us to ship products closer to the time of expected consumer demand. If this trend continues, it could increase the risk that we do not meet the demand for specific products at peak demand times. Similarly, this trend could have an adverse impact on our own inventory levels as we experienced in the fourth quarter of 2010 when we pre-built products to meet anticipated demand that did not materialize. For more information about the effects of seasonality on our business see Part I, Item 1A.—Risk Factors—“Our business is highly seasonal, and our annual operating results depend, in large part, on sales relating to the brief holiday season.”

Financial Information about Geographic Areas

Financial information regarding export sales and international operations versus U.S. sales and operations is included in Note 20—“Segment Reporting” in our Consolidated Financial Statements included in this Annual Report on Form 10-K. For information regarding risks associated with our foreign operations upon which our international segment depends, see Part I, Item 1A.—Risk Factors—“Our international business may not succeed and subjects us to risks associated with international operations.”

Employees

As of December 31, 2011, we employed 494 people on a full-time basis as compared to 511 as of December 31, 2010. The slight decline in full time employees was primarily due to natural attrition and the consolidation of various roles to gain operational efficiencies. We also retain independent contractors to provide various services. Except with respect to some of our foreign subsidiaries, we are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good. Some of our foreign subsidiaries are subject to collective bargaining agreements whose benefits and terms are codified and required under local labor laws.

Executive Officers of the Registrant

The following table sets forth information with respect to our executive officers as of February 29, 2012:

Name	Age	Position Held

John Barbour	52	Chief Executive Officer
Mark A. Etnyre	45	Chief Financial Officer
Michael J. Dodd	52	President and Chief Operating Officer
William K. Campbell	50	President of Americas Sales
Chris Spalding	50	Senior Vice President and Managing Director, EMEA (Europe, Middle East, Africa and Asia)

John Barbour has served as our CEO and as a board member since March 2011. Prior to joining LeapFrog, he served as President of the GameHouse Division of RealNetworks, Inc. from October 2008 to August 2010. From October 2006 to October 2008, Mr. Barbour served as the Managing Partner of Volta Capital, LLC, a strategy and investment consulting firm. From 1999 to June 2006, Mr. Barbour was employed by Toys “R” Us, Inc., a leading retailer of children’s toys and products. He served as President of Toys “R” Us U.S. from August 2004 to June 2006. Prior to that, he served as President of Toys “R” Us International and Chairman of Toys “R” Us Japan from February 2002 to August 2004. From 1999 to 2002, Mr. Barbour served as President and Chief Executive Officer of toysrus.com, a subsidiary of Toys “R” Us, Inc. Mr. Barbour has also held senior level positions with Hasbro, Inc., Oddzon Products Inc., and Universal Matchbox Group, Ltd. Mr. Barbour holds a B.Sc. in Chemistry, with Honors, from the University of Glasgow.

Mark A. Etnyre has served as our CFO since March 2010. Previously, he served as Vice President, Corporate Controller from December 2007 to February 2010. Prior to joining LeapFrog, Mr. Etnyre served in various financial-related capacities with Microsoft Corporation, including most recently as the Senior Controller of the OEM Division from 2001 to 2007 and from 1997 to 2001 as Financial Controller and Compliance Manager of Microsoft Licensing, Inc., a wholly owned subsidiary of Microsoft Corporation. Prior to joining Microsoft Corporation, Mr. Etnyre was a senior manager with Deloitte. Mr. Etnyre received his B.S. in Accounting from Indiana University.

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

William K. Campbell has served as our President of Americas Sales since January 2011. Previously, he served as our President of Sales and Marketing from March 2010 to January 2011. Prior to that, he served as Senior Vice President, Global Sales from May 2006 to February 2010, as Vice President, Global Sales from December 2002 to May 2006 and as Director of Sales from January 2000 to December 2002. Prior to joining LeapFrog, he served in varying capacities at LEGO Systems, Inc., most recently as national account manager from February 1997 to December 1999. Mr. Campbell received his B.A. from Stephen F. Austin State University.

Christopher Spalding has served as our Senior Vice President & Managing Director EMEA (Europe, Middle East, Africa and Asia) since January 2011. Previously, he served as Managing Director EMEA from October 2009 and was given further territory responsibility for Asia in December 2009. Prior to joining LeapFrog, Mr. Spalding was COO of Metro International Media SA from May 2006 to December 2007. Prior to this, he worked for Associated Newspapers (now part of A&N Media Limited) as Circulation Sales Director from September 2001 to May 2006, Emap plc (now part of Eden Bidco Ltd) from November 1998 to September 2001, as well as a number of other fast moving consumer goods companies including The Coca-Cola Company, PepsiCo, Inc. and Virgin Group Limited.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) with the U.S. Securities and Exchange Commission (“SEC”). Such reports and other information filed with the SEC are available free of charge on the investor relations section of our website located at www.leapfroginvestor.com under “Financial Information-SEC Filings” as soon as reasonably practicable after they are filed with or furnished to the SEC. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information regarding the operation of the Public Reference Room of the SEC by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

Our business, financial condition and operating results can be affected by a number of factors, including those described below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. In addition to the other information contained in this Annual Report on Form 10-K and our other filings with the SEC, the following risk factors should be considered carefully before you decide whether to buy, hold or sell our common stock. Additional risks not presently known to us or that we currently deem immaterial may also impair our business, financial conditions, results of operations and stock price.

If global economic conditions deteriorate, our business and financial results could be affected.

We develop and distribute educational entertainment for children. Our performance is impacted by the level of discretionary consumer spending. Consumers’ discretionary purchases of educational entertainment items for children may be impacted by unemployment, foreclosures, bankruptcies, reduced access to credit, falling home prices, lower consumer confidence and other macroeconomic factors that affect consumer spending behavior. In addition, the stability of the European Union and the debt crisis in certain of its member states poses a significant threat to the global economy as a whole. Although discretionary consumer spending in the U.S. and around the world has recovered from the lows experienced in the most recent economic recession, deterioration of global economic conditions could potentially have a material adverse effect on our business and operating results.

Our business depends on our ability to correctly predict highly changeable consumer preferences and product trends.

We operate in an industry where consumer preferences can change drastically from year to year. Even our successful products typically have a relatively short period of high demand followed by a decrease in demand as the products mature. For example, net sales of the classic Leapster platform peaked in 2006 and are no longer material to our overall sales. We depend on our ability to correctly identify changing consumer sentiments well in advance and supply new products that respond to such changes on a timely basis. In addition, we rely on our ability to identify third party entertainment media that is likely to be popular with consumers and license rights to such media to incorporate into many of our products. Consumer preferences, and particularly children’s preferences, are continually changing and are difficult to predict. Since our products typically have a long development cycle, in some cases lasting over a year, it can be difficult to predict correctly changing consumer preferences and technology, entertainment and education trends. If we are unable to correctly predict consumer preferences and successfully integrate popular third-party media and technology with our own, it would negatively impact our operating results.

To remain competitive and stimulate consumer demand, we must continue to develop new products and services and successfully manage frequent product introductions and transitions.

Due to the highly volatile and competitive nature of the industries in which we compete, we must continually introduce new products and services, enhance existing products and services, and effectively stimulate customer demand for new and upgraded products. In 2010 and 2011, we introduced a number of new products and services to the market that represented a substantial portion of our 2011 sales and, in some cases, represented a significant change in the way we interact with consumers. For example, in 2011 we launched the LeapFrog App Center, which allows consumers to download content for use with some of our products directly from us, instead of purchasing game cartridges from our retailers. In addition, some of the key products launched in recent years, including our 2011 release of the LeapPad, have a high price point compared to other children’s products. We cannot be sure that any new products or services will be widely accepted and purchased by consumers or that we will be able to successfully manage product introductions and transitions. Failure by consumers to accept our new products and services or to pay a higher price for some of our key products, or our failure to manage product introductions and transitions, could adversely affect our operating results.

We rely on a small group of retailers that together accounted for the vast majority of our gross sales each year, and our dependence upon them may increase.

Our top three retailers in 2011 were Wal-Mart, Toys “R” Us and Target, which accounted for approximately 64% of the U.S. segment’s gross sales in 2011 and 65% in 2010. In addition, Wal-Mart and Toys “R” Us accounted for approximately 30% of the international segment’s gross sales in 2011 and 32% in 2010. For the foreseeable future, we expect to continue to rely on a small number of large retailers for the majority of our sales domestically and abroad.

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

We rely on our retail customers to successfully sell through our products to consumers. Economic and other factors that affect retailers, such as liquidity problems, reduced access to credit, inability to raise capital, reduced sales, consolidation in the retail sector and store closures, bankruptcies and lower consumer confidence, will also affect us. Negative conditions for retailers, which are generally out of our control, could adversely impact our ability to sell our products to consumers thereby affecting our operating results.

We depend on our suppliers for our components and raw materials, and our production or operating margins would be harmed if the cost of our raw materials were to significantly increase or if these suppliers are not able to meet our demand and alternative sources are not available.

Because some of the components used to make our products currently come from single or a limited number of suppliers, we are subject to significant supply and pricing risks. Many components that are available from multiple sources are at times subject to industry-wide shortages and significant commodity pricing fluctuations. If our suppliers are unable to meet our demand for components and raw materials and if we are unable to obtain an alternative source or if the price available from our current suppliers or an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products would be seriously harmed and our operating results would suffer. In addition, as we do not have long-term agreements with our major suppliers and cannot guarantee their stability, they may stop manufacturing our components at any time, with little or no notice. For example, in 2010, a sole-source supplier of an ASIC for one of our reading systems informed us that it was having financial difficulties, which required us to negotiate the purchase of certain intangible assets from the supplier in order to continue production of the ASIC. In addition, if we are required to use alternative sources, we may be required to redesign some aspects of the affected products, which may involve delays and additional expense. For example, the 2011 tsunami in Japan required us to replace a chip in the LeapPad. Although the introduction of the new chip did not ultimately increase our cost for the product or materially affect its performance, it introduced additional complexity into our supply chain and manufacturing processes, strained our internal resources and introduced risk to our launch date.  If there are any significant interruptions in the supply of components or if prices rise significantly, we may be unable to manufacture sufficient quantities of our finished products or we may be unable to manufacture them at targeted cost levels, and our business and operating results could be harmed.

Our business is highly seasonal, and our annual operating results depend, in large part, on sales relating to the brief holiday season.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, causing a substantial majority of our sales to retailers to occur during the third and fourth quarters. Even though we achieved net income for the fiscal year ended December 31, 2011, we incurred losses in the first and second quarters of 2011. Approximately 79%, 76% and 79% of our total net sales occurred during the second half of fiscal years 2011, 2010 and 2009, respectively. The percentage of total net sales in the second half of the year may increase as retailers become more efficient in their control of inventory levels through just-in-time inventory management systems, particularly as they remain cautious about over-ordering products prior to the holiday season in view of uncertain economic conditions. Generally, retailers time their orders so that suppliers will fill the orders closer to the time of purchase by consumers, thereby reducing their need to maintain larger on-hand inventories throughout the year to meet demand. If a decline in the economy, or other factors, lead to a decline of net sales in the third or fourth quarter in particular, it can have a disproportionate negative impact on our results for the year. In addition, soft consumer sales during the holiday season can lead to ongoing weakness in sales to retailers well into the following year. For example, after a strong start to the 2010 holiday season, many retailers, including our online store, leapfrog.com, experienced a decrease in demand late in the quarter relative to expectations. This decrease in demand lead to higher inventory levels in the first half of 2011 and led to lower net sales during that period. Failure to predict accurately and respond appropriately to retailer and consumer demand on a timely basis to meet seasonal fluctuations, or any disruption of consumer buying habits during this key period (as demonstrated during and after the recent economic crisis) would harm our business and operating results.

Our growing strategic focus on online products and services may not succeed, and may limit the adoption of our products in some international markets.

We continue to build a marketing and sales model that relies on linking directly to consumers through the Internet and we cannot be sure it will be successful. Many of our current and planned key products, such as the LeapPad, the Leapster Explorer, the Tag reading system and some of our recent learning toys, are designed to be connected to a computer that has Internet access in order to access content and features. In addition, our recently launched App Center is designed to allow us to sell more content to consumers directly. As we focus on Internet-based products and direct to consumer relationships, any resistance by parents to buying children’s products requiring installation of software on a computer and connecting the product to a computer could have a more pronounced effect on our business. If we are unable to design our App Center experience in a way that is satisfying to consumers or if parents are reluctant to download content through our App Center onto their children’s products, it would negatively affect our results and impair our future growth. Also, adoption of Internet-based products may be limited in regions where broadband Internet access is not widespread, such as in some international markets. If parents fail to sign up for the Learning Path or use it at lower rates than we expect, or choose not to permit us to send them marketing email, or if our web efforts prove ineffective at generating repeat customers, our investment in building, maintaining and improving our Internet-based services may not yield the return on our investment that we anticipate. See also “System failures in our online services or web store could harm our business” below.

System failures in our online services or web store could harm our business.

The online aspects of our business have grown substantially in strategic importance to our overall business. Any failure to provide a positive user experience could have a negative impact on our reputation, sales and consumer relationships. If demand for accessing our App Center or our website exceeds the capacity we have planned to handle during peak periods or if other technical issues arise when customers attempt to use these systems to purchase products or to access features or content for our Internet-connected products, then we could lose sales and customers could be inconvenienced or become dissatisfied with our products. Any significant disruption to our App Center, website or internal computer systems or malfunctions related to transaction processing on our e-commerce store or content management systems could result in a loss of potential or existing customers and sales.

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

We rely on a limited number of manufacturers to produce our finished products, and our reputation and operating results could be harmed if they fail to produce quality products in a timely and cost-effective manner and in sufficient quantities or if our manufacturing process is otherwise disrupted.

We outsource substantially all of our manufacturing to several Asian manufacturers, most of which manufacture our products at facilities in the Guangdong province in the southeastern region of China. These manufacturers are selected based on their technical and production capabilities and are matched to particular products to achieve cost and quality efficiencies. We depend on these manufacturers to produce sufficient volumes of our finished products in a timely fashion, at satisfactory cost and quality levels and in accordance with our and our customers’ terms of engagement. If we determine that we need to order larger quantities of our products to meet customer demand, we may encounter delays and shortfalls in shipments based on manufacturer capacity issues. Such delays could have a particularly significant impact on our business to the extent that retailers attempt to manage their inventory levels by delaying orders, which may lead to shorter lead times to match changes in consumer demand. In addition, the costs of using contract manufacturers are subject to increase, which has had, and could continue to have, a negative impact on our cost of sales. Commodity and labor costs in China continue to increase due to a variety of factors, including tightening Chinese labor markets, delays in ramping up production of raw materials to meet growing demand for finished goods, and the revaluation of Chinese currency to permit it to rise in value versus the U.S. dollar, among other things, leading to increased prices for us with some of our contract manufacturers. Furthermore, in the past, there have been product quality and safety issues for other producers of toys and other companies that manufacture goods in China. In addition, the risk of political instability and civil unrest exists in China, which could temporarily or permanently damage our manufacturing operations located there. If our manufacturers fail or are unable to produce quality finished products on time, at expected cost targets and in sufficient quantities, or if any of our products are found to be tainted or otherwise raise health or safety concerns, our reputation and operating results would suffer.

See also “Political developments, including trade relations, natural disasters, the threat or occurrence of armed hostilities, terrorism, labor strikes or public health issues could have a material adverse effect on our business” below.

If we do not maintain sufficient inventory levels or if we are unable to deliver our products to our customers in sufficient quantities, or on a timely basis, or if inventory levels are too high, our operating results will be adversely affected.

The high degree of seasonality of our business places stringent demands on our inventory forecasting and production planning processes. This inventory management approach may be particularly challenging when combined with “just-in-time” inventory management systems increasingly used by retailers as they remain cautious about future inventory levels. If we fail to meet tight shipping schedules, we could damage our relationships with retailers, increase our shipping costs or cause sales opportunities to be delayed or lost. In order to be able to deliver our merchandise on a timely basis, we need to maintain adequate inventory levels of the desired products. If our inventory forecasting and production planning processes result in our maintaining manufacturing inventory in excess of the levels demanded by our customers, we could be required to record inventory write-downs for excess and obsolete inventory, which would adversely affect our operating results. If the inventory of our products held by retailers is too high, they may not place or may reduce orders for additional products, which would unfavorably impact our future sales and adversely affect our operating results. For example, high inventory levels at the end of 2010 adversely impacted our 2011 net sales, particularly during the first half of the year, which were 10% lower than the same period of 2010.

If we are unable to compete effectively with existing or new competitors, our sales and market share could decline.

We currently compete primarily in the learning toy and electronic learning aids category of the U.S. toy industry and, to some degree, in the overall U.S. and international toy industry. We believe we compete to some extent, and may increasingly compete in the future, with makers of popular game platforms, electronic entertainment devices, smart mobile devices and tablets. Each of these markets is very competitive and we expect competition to increase in the future. Many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to changes in consumer requirements or preferences or to new or emerging technologies, and may be able to use their economies of scale to produce products more cheaply. Further, with greater economies of scale and more distribution channels, they may be successful even if they sell at a lower margin. Our larger competitors may also be able to devote substantially greater resources, including personnel, spending and facilities to the development, promotion and sale of their products than we do.

If we are unable to maintain or acquire licenses to include intellectual property owned by others in our games, our operating results will suffer.

Among our proprietary rights are inbound licenses from third parties for content, such as characters, stories, music, illustrations and trade names, and for technologies we incorporate in our products including key technology used in our Tag and Tag Junior reading systems. In particular, we rely on our ability to acquire rights to popular entertainment media properties for content on our multimedia learning platforms and learn to read systems. Our continued use of these rights is dependent on our ability to continue to obtain these license rights and at reasonable rates. Any failure to do so could significantly impact our content sales or interrupt our supply chain and require us to modify our products or business plans.

Third parties have claimed, and may claim in the future, that we are infringing their intellectual property rights, and we may not succeed in protecting or enforcing our intellectual property rights.

In the course of our business, we periodically receive claims of infringement or otherwise become aware of potentially relevant patents, copyrights, trademarks or other intellectual property rights held by other parties. Responding to any infringement claim, regardless of its validity, may be costly and time-consuming and may divert our management and key personnel from our business operations. If we, our distributors, our licensors or our manufacturers are adjudged to be infringing the intellectual property rights of any third party, we or they may be required to obtain a license to use those rights, which may not be obtainable on reasonable terms, if at all. We also may be subject to significant damages or injunctions against the development and sale of some of our products or against the use of a trademark or copyright in the sale of some of our products. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all the liability that could be imposed.

In addition, we rely, and plan to continue to rely, on a combination of patents, copyrights, trademarks, service trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. Contractual arrangements and other steps we have taken to protect our intellectual property may not prevent misappropriation of our intellectual property or deter independent third-party development of similar technologies. The steps we have taken may not prevent unauthorized use of our intellectual property, particularly in foreign countries where we do not hold patents or trademarks or where the laws may not protect our intellectual property as fully as in the U.S. Some of our products and product features have limited intellectual property protection, and, as a consequence, we may not have the legal right to prevent others from reverse engineering or otherwise copying and using these features in competitive products. In addition, monitoring the unauthorized use of our intellectual property is costly, and any dispute or other litigation, regardless of outcome, may be costly and time-consuming and may divert our management and key personnel from our business operations. However, if we fail to protect or to enforce our intellectual property rights successfully, our rights could be diminished and our competitive position could suffer, which could harm our operating results.

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

Concerns about potential public harm and liability may involve involuntary recalls or lead us to voluntarily recall selected products. Recalls or post-manufacture repairs of our products could harm our reputation and our competitive position, increase our costs or reduce our net sales. Costs related to unexpected defects include the costs of writing down the value of our inventory of defective products and providing product replacement, as well as the cost of defending against litigation related to the defective products. Further, as a result of recent recalls and safety issues related to products of a number of manufacturers in the toy industry, some of our retail customers have been increasing their testing requirements of the products we ship to them. These additional requirements may result in delayed or cancelled shipments, increased logistics and quality assurance costs, or both, which could adversely affect our operations and financial results. In addition, recalls or post-manufacturing repairs by other companies in our industry could affect consumer behavior and cause reduced purchases of our products and increase our quality assurance costs in allaying consumer concerns.

Privacy concerns about our Internet-connected products and related content and applications could harm our reputation and hinder adoption of these products.

By using the online LeapFrog Connect application, information captured by our Internet-connected products about a child’s performance and activities will be transferred and stored on our servers. Due to privacy, confidentiality and security concerns, parents may not want us to collect information about their child’s activities and performance and may not feel comfortable uploading and storing this information on our servers. If these concerns prevent parents from accepting or adopting our connected products, sales of our products and our business results could suffer and our plans to expand this portion of our business could be affected. In addition, if the confidentiality of such information stored on our website servers is compromised or breached by third parties, our reputation could be tarnished or we could be subject to litigation, which in turn could adversely affect our operating results.

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

We derived approximately 25%, 20% and 19% of our net sales from markets outside the U.S. during fiscal years 2011, 2010 and 2009, respectively. Our efforts to increase sales for our products outside the U.S. may not be successful and may not achieve higher sales or gross margins or contribute to profitability.

Our business is, and will increasingly be, subject to risks associated with conducting business internationally, including:

•	the appeal of our products in international markets;

•	difficulties managing and maintaining relationships with vendors, customers, retailers, distributors and other commercial partners;

•	greater difficulty in staffing and managing foreign operations;

•	transportation delays and interruptions, including cross-border delays due to customs clearance and other point of entry restrictions;

•	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

•	compliance with the Foreign Corrupt Practices Act, the UK Bribery Act and similar laws;

•	trade protection measures and import or export licensing requirements;

•	currency conversion risks and currency fluctuations; and

•	limitations, including taxes, on the repatriation of earnings.

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

We operate in a highly regulated environment with international, federal, state and local governmental entities regulating many aspects of our business, including products and the importation of products. Regulations with which we must comply include accounting standards, taxation requirements (including changes in applicable income tax rates, new tax laws and revised tax law interpretations), trade restrictions, regulations regarding financial matters, environmental regulations, privacy, advertising directed toward children, safety and other administrative and regulatory restrictions. We are also subject to regulation by the United States Consumer Product Safety Commission and other similar federal, state and international regulatory authorities, some of which have conflicting standards and requirements. Compliance with the various laws and regulations and other requirements of regulatory authorities could impose additional costs on the conduct of our business. For example, if our products were made subject to an involuntary recall or other action by one of the regulatory authorities with jurisdiction over us, we may have to write off inventory and allow our customers to return products they purchased from us. Moreover, any failures to comply with laws and regulations could lead to significant negative media attention and consumer dissatisfaction, which could harm our sales and lead to widespread rejection of our products, particularly since we rely so heavily on the integrity of our brand. In addition, numerous states have enacted, and many others are considering enacting, laws directed at manufacturers regarding recycling of electronic products. While we take steps that we believe are necessary to comply with these laws and regulations, there can be no assurance that we have achieved compliance or that we will be in compliance in the future. Failure to comply with the relevant regulations could result in monetary liabilities and other sanctions, which could have a negative impact on our business, financial condition and results of operations. In addition, changes in laws or regulations may lead to increased costs, changes in our effective tax rate, or the interruption of normal business operations that would negatively impact our financial condition and results of operations.

Political developments, including trade relations, natural disasters, the threat or occurrence of armed hostilities, terrorism, labor strikes or public health issues could have a material adverse effect on our business.

Our business is international in scope. The deterioration of the political situation in a country in which we have significant sales, operations or third party manufacturers or suppliers, or the breakdown of trade relations between the U.S. and a foreign country in which we have or utilize significant manufacturing facilities or have other operations, could adversely affect our business, financial condition, and results of operations. For example, a change in trade status for China could result in a substantial increase in the import duty of toys manufactured in China and imported into the U.S. In addition, armed hostilities, terrorism, natural disasters, or public health issues, whether in the U.S. or abroad could cause damage and disruption to our company, our suppliers, our manufacturers, or our customers or could create political or economic instability, any of which could have a material adverse impact on our business. Although it is impossible to predict the consequences of any such events, they could result in a decrease in demand for our product or create delay or inefficiencies in our supply chain by making it difficult or impossible for us to deliver products to our customers, or for our manufacturers to deliver products to us, or suppliers to provide component parts.

Notably, our U.S. distribution centers, including our distribution center in Fontana, California, and our corporate headquarters are located in California near major earthquake faults that have experienced earthquakes in the past and are expected to do so in the future. In addition to the factors noted above, our existing earthquake insurance relating to our distribution center may be insufficient and does not cover any of our other operations.

The loss of members of our executive management team or other key employees could adversely affect our business.

We have had a number of changes to our executive management team during 2010 and 2011. These changes had an immediate financial impact as a result of the payment of severance compensation and charges associated with equity grants for the retention of new management. While these changes can be a positive long-term change for us, there is an inherent loss of institutional knowledge associated with such turnover and this may create a risk, among other things, of overloading the remaining executives. In addition, transition associated with such changes has required, and may continue to require, significant management attention and consumption of time and resources, diverting away from the regular operations of our business. New executives typically bring change to an organization, as a result of implementing new goals and plans, which in turn can lead to changes in operating direction and the associated impact on the operations of the business, which may be uncertain or unknown. Furthermore, we cannot provide any assurances that we will retain our new or existing management and other key employees. Competition for high caliber personnel is strong in our area and industry. The loss of services of members of our executive management team or other key employees could have an adverse effect on our business. If we are unable to retain key personnel, then it may be difficult for us to maintain a competitive position within our industry or implement our strategic priorities.

A few stockholders control a majority of our voting power.

The majority of holders of our Class A common stock may not be able to affect the outcome of any stockholder vote. Our Class A common stock entitles its holders to one vote per share, and our Class B common stock entitles its holders to ten votes per share on all matters submitted to a vote of our stockholders.

As of December 31, 2011, Lawrence J. Ellison and entities controlled by him beneficially owned approximately 6.7 million shares of our Class B common stock and 3.8 million shares of our Class A common stock, while Michael Milken and Lowell Milken together owned directly and indirectly approximately 3.6 million shares of our Class B common stock and 0.9 million shares of our Class A common stock. Together, these three stockholders represented approximately 64.87% of the combined voting power of our Class A common stock and Class B common stock as of December 31, 2011. As a result, Mr. Ellison and Messrs. Michael and Lowell Milken, if voting together may be able to determine stockholder vote outcomes, including with respect to:

•	the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

•	any determinations with respect to mergers, other business combinations, or changes in control;

•	our acquisition or disposition of assets; and

•	our financing activities.

Mr. Ellison and Messrs. Michael and Lowell Milken could have interests that diverge from those of our other stockholders. This control by a few stockholders could depress the market price of our Class A common stock; deter, delay or prevent a change in control of LeapFrog; or affect other significant corporate transactions that otherwise might be viewed as beneficial for other stockholders.

Our stock price has been volatile over the past several years and could decline in the future, resulting in losses for our investors and harming the employee-retention and recruiting value of our equity compensation.

All the factors discussed in this section or any other material announcements could affect our stock price. Speculation in the media and analyst communities, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock and market trends unrelated to our stock can cause the price of our stock to change. For example, in the past our operating results have frequently failed to meet analysts’ expectations, negatively impacting the price of our stock. A significant drop in the price of our stock could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, adversely affecting our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The table below lists our current significant properties. In addition, we have leased properties for administration, sales and operations in Canada, England, France, Mexico and China, which are primarily used by our International Segment.

Location	Use	Segment	Condition	Type of Possession
Fontana, California	Distribution center	All	Satisfactory	Lease
Emeryville, California	Headquarters and operations	All	Satisfactory	Lease

ITEM 3. LEGAL PROCEEDINGS

Although we are not currently party to any material pending legal proceedings, from time to time, third parties assert patent infringement claims against us. Currently, we are engaged in lawsuits regarding patent issues and we also are occasionally notified of other potential patent disputes. In addition, from time to time, we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of other intellectual property rights, claims related to breach of contract, employment matters and a variety of other claims. Unsettled matters are in various stages of litigation and their outcome is currently not determinable. However, in the opinion of management, based on current knowledge, there is not at least a reasonable possibility that any of the foregoing legal proceedings or claims may have a material adverse effect on our financial position, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against LeapFrog in the same reporting period for amounts in excess of management’s expectations, our consolidated financial statements of a particular reporting period could be materially adversely affected.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our Class A common stock is listed on the NYSE, under the symbol “LF.” On February 24, 2012, there were 2,677 holders of record of our Class A common stock and seven holders of record of our Class B common stock.

The following table sets forth the high and low sales prices per share of our Class A common stock on the NYSE in each quarter during the last two completed fiscal years. The values stated below are actual high and low sales prices, inclusive of intra-day trading.

	High	Low
2011
First quarter	$5.65	$3.73
Second quarter	$4.79	$3.79
Third quarter	$4.36	$2.57
Fourth quarter	$6.18	$2.97

2010
First quarter	$7.14	$3.05
Second quarter	$7.50	$3.76
Third quarter	$5.75	$3.72
Fourth quarter	$6.63	$5.31

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. Our current credit facility prohibits the payment of cash dividends on our capital stock. We expect to reinvest any future earnings in our business and do not anticipate paying cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following selected significant consolidated financial data for the five fiscal years from January 1, 2007 through December 31, 2011, have been derived from our audited consolidated financial statements. The following information is qualified by reference to, and should be read in conjunction with Part II, Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements (“Notes”) thereto.

19

	2011	2010	2009	2008	2007
	(In millions, except per share data)
Consolidated Statements of Operations Data:
Net sales	$455.1	$432.6	$379.8	$459.1	$442.3
Gross profit	186.2	179.0	158.0	181.5	173.3
Operating expenses	162.5	171.2	166.4	241.7	275.6
Income (loss) from operations	23.7	7.8	(8.4)	(60.2)	(102.3)
Net income (loss)	$19.9	$4.9	$(2.7)	$(68.3)	$(102.5)
Net income (loss) per share:
Basic and diluted	$0.30	$0.08	$(0.04)	$(1.07)	$(1.62)
Shares used in calculating net loss per share: *
Basic	65.4	64.4	63.9	63.6	63.4
Diluted	66.3	65.6	63.9	63.6	63.4

*	Weighted average shares outstanding of Class A and Class B common stock

	2011	2010	2009	2008	2007
	(In millions)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$71.9	$19.5	$61.6	$79.1	$93.5
Working capital **	187.2	161.6	148.3	140.0	192.1
Total assets	331.0	293.5	306.0	306.1	369.8
Total stockholders’ equity	$232.7	$205.6	$192.7	$179.9	$243.5

**	Current assets less current liabilities

	2011	2010	2009	2008	2007
	(In millions)
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$70.2	$(22.6)	$(5.0)	$12.0	$(15.4)
Investing activities	(19.9)	(21.2)	(13.3)	(23.4)	41.0
Financing activities	2.2	1.6	(0.2)	(0.2)	1.9
Effect of exchange rate changes on cash	(0.1)	0.1	1.0	(2.8)	(1.3)
Increase (decrease) in cash and cash equivalents	$52.4	$(42.1)	$(17.5)	$(14.4)	$26.2

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of LeapFrog Enterprises, Inc. and its consolidated subsidiaries (collectively, “LeapFrog” or “we”, “us” or “our”). This MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes in Part II, Item 8 of this report.

OVERVIEW

We develop and distribute educational entertainment for children. Our product portfolio consists of multimedia learning platforms and related content and learning toys. We have developed a number of learning platforms, including the LeapPad, the Leapster family of multimedia learning platforms and the Tag and Tag Junior reading systems, which support a broad library of content titles. We have created hundreds of interactive content titles for our platforms, covering subjects such as phonics, reading, writing and math. In addition, we have a broad line of stand-alone learning toys that do not require the separate purchase of content. Our products are available in four languages (including Queen’s English) and are sold globally through retailers, distributors and directly to consumers via our leapfrog.com online store and our App Center.

We generate revenue from selling our multimedia learning platforms and a range of learning toys. We also generate revenue from the sale of a wide range of cartridge based and digitally downloadable content and books for our platforms that we develop based on licensed characters or our LeapFrog-owned characters.

Our multimedia platforms and certain other products connect to our proprietary online LeapFrog Learning Path, which provides parents personalized feedback on their child’s learning progress and offers product recommendations to enhance their child’s learning experience. Parents are able to “see the learning” and gain personalized insight into their child’s learning progress.

Our App Center, launched in 2011, gives our consumers access to a variety of downloadable content for our multimedia platforms. We also began distributing third party video content for use on our multimedia platforms through the App Center near the end of 2011, including popular titles such as Dora the Explorer, SpongeBob Squarepants and Thomas the Tank Engine.

Although our multimedia platform products compete in the electronic learning aids category in the U.S. and in selected international markets, we increasingly compete in a broader arena with a variety of electronic products including tablet computers, eBook readers and mobile devices. Our multimedia platforms, such as our LeapPad learning tablet and Leapster Explorer platform, compete against handheld gaming platforms from Sony and Nintendo and against mobile devices such as Apple’s iPhone, iTouch and iPad and Android-based tablets. Our learning toys compete in the preschool toy category of the toy industry in the U.S. and selected international markets, in which competition is significant.

We invest in R&D of existing and new lines of business that we believe will contribute to our long-term growth and profitability. We continue to invest in developing new multimedia platforms, related content and online services based on the latest relevant technologies and consumer trends. For example, in 2011 we introduced LeapPad, a kid-tough, personalized learning tablet for children with a built-in camera and video recorder. LeapPad includes art, story, and photo studio applications and two gigabytes of memory on board and can be used with both cartridges and digital content from our App Center, which was also launched in 2011. We believe delivering high-value, innovative, educational experiences that are fun for children and engage parents is the key to our future growth.

Our business is highly seasonal with a significant portion of our revenue occurring in the second half of the year. Given relatively low sales volumes in the first half of the year and the relatively fixed nature of many of our operating expenses, which occur fairly evenly throughout the year, our results of operations have historically been stronger in our third and fourth quarters relative to our first and second quarters. Sales in the fourth quarter have historically been higher than all other quarters. In 2011, 2010 and 2009, fourth quarter net sales made up 46%, 44% and 50% of total net sales for the years, respectively. Conversely, our cash flow from operations tends to be highest in the first quarter of the year when we collect the majority of our accounts receivable related to sales made in the fourth quarter of the prior year. Cash flow from operations generally tends to be lowest in our third quarter, as accounts receivables collections taper off and we build our inventory levels in preparation for the fourth quarter holiday season. The reduction in cash flow in the third quarter generally means that our available cash is at its lowest point for the year in the first month of the fourth quarter.

In 2010, we achieved significant net sales growth and returned to profitability for the first time in several years due to the successful launch of several new products. However, weaker than expected consumer demand of our products in the fourth quarter of 2010 resulted in higher end of the year retail inventory levels, which contributed to a decrease in net sales in the first half of 2011. In the second half of the year, the successful launch of the LeapPad learning tablet contributed significantly to overall year over year growth in net sales in 2011. However, despite the modest economic recovery, we still face significant risk associated with consumer spending, especially in light of sustained low levels of consumer confidence.

Total operating expenses decreased 5% in 2011 over 2010, and were down nearly 4 points as a percentage of net sales. This is the lowest level of annual spend we have achieved since 2001. In 2010 and 2011, we benefitted from reduced selling, general, and administrative (“SG&A”) expenses as a result of actions taken in 2009 and 2010. During the fourth quarter of 2010, we terminated several employees in the U.S. and terminated the lease of a portion of our headquarter facilities in Emeryville, California prior to the end of the contracted term. As a result, we benefited from a further decline in SG&A expenses in 2011, offset in part by an increase in compensation expenses due to exceeding the financial performance targets included in our 2011 employee bonus programs. In addition, our advertising expense was well managed, down 12% year over year given the effectiveness of our social media and direct marketing efforts.

We significantly expanded our profitability in 2011 with income from operations up threefold and net income up fourfold over the prior year with earnings per share of $0.30, an improvement of $0.22 compared to 2010. This is the highest income from operations, net income and earnings per share that we have reported since 2003.

Our 2011 ending cash and equivalents balance was $71.9 million which represents an increase of $52.4 million compared to a year ago and is the largest year over year increase in our cash balance since 2002. And importantly, operating cash flow was $70.2 million for 2011, an improvement of $92.8 million. Lastly, we ended the year with both our inventory and retail inventory at more appropriate levels.

We organize, operate and assess our business in two primary operating segments: U.S. and International. See Note 20—“Segment Reporting” in our Consolidated Financial Statements included in this Annual Report on Form 10-K for certain detailed information on our segments and their financial results for the fiscal years ended December 31, 2011, 2010 and 2009.

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS FOR FISCAL YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

	2011	2010	2009	% Change 2011 vs. 2010	% Change 2010 vs. 2009
	(Dollars in millions)
Net sales	$455.1	$432.6	$379.8	5%	14%
Gross margin *	40.9%	41.4%	41.6%	(0.5)**	(0.2)**
Operating expenses	162.5	171.2	166.4	(5)%	3%
Income (loss) from operations	23.7	7.8	(8.4)	204%	193%
Net income (loss) per share - basic and diluted	$0.30	$0.08	$(0.04)	296%	283%

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Fiscal Year 2011 Compared to Fiscal Year 2010

Net sales for 2011 increased 5% compared to 2010. The increase was largely driven by the launch of the LeapPad learning tablet in August 2011 and strong growth in our International segment, partially offset by higher than desired U.S. retail inventory levels at the end of 2010, which generally reduced retailer demand for our products in the first half of 2011. Net sales for 2011 were not materially affected by foreign currency exchange rates.

Consolidated gross margin for 2011 declined 50 basis points over 2010, primarily driven by changes in product mix with proportionally higher sales of lower margin multimedia learning platforms, specifically LeapPad, partially offset by lower trade allowances and discounts.

Operating expenses for 2011 decreased 5% compared to 2010, primarily driven by an overall planned decrease in marketing, advertising and promotional spending through continued leverage of our consumer email database and expanded use of social networks. SG&A expenses increased slightly due to higher employee bonus expense as we exceeded the overall Company performance targets set as a part of our employee bonus programs, largely offset by lower rent expense, and other employee-related expenses resulting from a decrease in headcount during the year.

Income from operations for 2011 improved 204% as compared to 2010, due to the increase in net sales and lower operating expenses, partially offset by a slight decline in gross margin.

Our basic and diluted net income per share for 2011 improved by $0.22 per share compared to 2010.

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

Gross margin for 2010 declined 20 basis points as compared to 2009 as a result of the decrease of 5.5 percentage points in the international segment, which was offset by the increase of 1.1 percentage point in the U.S. segment.

Operating expenses for 2010 increased 3% compared to 2009, primarily due to an increase in advertising to support the launch of Leapster Explorer and to build consumer awareness of the Tag reading system. The increase was partially offset by a decrease in SG&A expenses driven by lower compensation related costs as a result of lower average headcount in 2010.

Income from operations of $7.8 million for 2010 increased by $16.2 million compared to 2009. The improvement was primarily driven by an increase in net sales and offset by modest operating expense increases in 2010 as compared to 2009.

Our basic and diluted net income per share of $0.08 for 2010 increased by $0.12 per share compared to 2009. The net loss in 2009 included a one-time favorable tax benefit of $7.8 million, or $0.12 per share, in connection with the release of tax reserves based on expired statutes of limitations.

2012 Outlook

The year ahead will present challenges including continuing global economic volatility, key platform launches, product transitions, and increased competition in the children’s tablet space. Despite these challenges, we are encouraged by the progress we made in 2011 and enter 2012 with momentum. We believe we are well positioned to achieve higher levels of profitability in 2012.

We expect earnings improvement to be driven by net sales growth, modest margin expansion, and disciplined growth and expense management. We believe net sales growth will be much stronger in the seasonally less significant first half of 2012 compared to the second half of the year. The first half of 2012 should benefit from continued LeapPad momentum and healthier retail inventory levels entering the year, while the second half growth may moderate compared to the second half of 2011, given the comparison to the year which featured the successful LeapPad launch, managing through key platform transitions, and uncertainty around the global economy.

Our expectations for 2012 results are subject to many uncertainties, including the timing and strength of any economic recovery and many other factors described in the risk factors set forth in Part I “Risk Factors” in Item 1A of this Form 10-K, there can be no assurance that consumer demand for our products will improve in 2012 compared to 2011.

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

	2011	2010	2009	% Change 2011 vs. 2010		% Change 2010 vs. 2009
	(Dollars in millions)
SG&A expenses	$78.0	$77.3	$82.9	1%		(7)%
As a percent of net sales	17%	18%	22%	(1	)*	(4	)*

*	Percentage point increase (decrease)

Fiscal Year 2011 Compared to Fiscal Year 2010

SG&A expenses for 2011 increased 1% as compared to 2010, primarily due to an increase in compensation expenses resulting from exceeding the overall Company performance targets set as a part of our employee bonus programs, largely offset by lower rent expense and lower other employee-related expenses resulting from a decrease in headcount during the year as well as the termination of a portion of our leased headquarter facilities in Emeryville, California in the fourth quarter of 2010.

Fiscal Year 2010 Compared to Fiscal Year 2009

SG&A expenses declined 7% during 2010 as compared to 2009. The decrease was primarily driven by lower compensation related expenses, including stock-based compensation, as a result of a lower average headcount during 2010.

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

	2011	2010	2009	% Change 2011 vs. 2010		% Change 2010 vs. 2009
	(Dollars in millions)
R&D expenses	$33.8	$33.4	$33.8	1%		(1)%
As a percent of net sales	7%	8%	9%	(1	)*	(1	)*

*      Percentage point increase (decrease)

Fiscal Year 2011 Compared to Fiscal Year 2010

R&D expenses for 2011 remained relatively level, increasing 1% as compared to 2010 with no significant offsetting items.

Fiscal Year 2010 Compared to Fiscal Year 2009

R&D expenses for 2010 remained relatively level, decreasing 1% as compared to 2009 with no significant offsetting items.

Advertising Expenses

Advertising expense consists of costs associated with marketing, advertising and promoting our products, including customer-related discounts and promotional allowances.

	2011	2010	2009	% Change 2011 vs. 2010		% Change 2010 vs. 2009
	(Dollars in millions)
Advertising expenses	$39.5	$49.3	$39.3	(20)%		25%
As a percent of net sales	9%	11%	10%	(2	)*	1	*

*	Percentage point increase (decrease)

Fiscal Year 2011 Compared to Fiscal Year 2010

Advertising expense for the 2011 declined 20% as compared to 2010, primarily driven by an overall planned decrease in marketing, advertising and promotion of our products through the utilization of more cost effective in-store promotional displays, continued leveraging of our consumer email database and expanded use of social networks for our marketing communications.

Fiscal Year 2010 Compared to Fiscal Year 2009

Advertising expenses for 2010 increased 25% as compared to 2009. The increase was primarily driven by increased costs to support the launch of Leapster Explorer and to build consumer awareness of the Tag reading system.

OTHER INCOME (EXPENSE)

The components of other income (expense) were as follows:

	2011	2010	2009	% Change 2011 vs. 2010	% Change 2010 vs. 2009
	(Dollars in millions)
Other income (expense):
Interest income	$0.1	$0.2	$0.6	(33)%	(63)%
Interest expense	(0.3)	(0.2)	(0.1)	(7)%	(305)%
Other, net	(4.8)	(1.8)	(2.0)	(169)%	9%
Total	$(4.9)	$(1.8)	$(1.5)	(170)%	(25)%

Fiscal Year 2011 Compared to Fiscal Year 2010

Other expense increased significantly for 2011 as compared to 2010, resulting primarily from our foreign currency activity. The U.S. dollar strengthened significantly against several of our foreign currencies late in the third quarter of 2011 resulting in a $0.3 million realized foreign currency translation loss and a $1.6 million unrealized foreign currency translation loss for the third quarter of 2011. We generally enter into short-term foreign exchange forward contracts, typically based on 30 day forward spot rates, to minimize certain foreign exposures. However, during the third quarter of 2011, an operational error caused us to enter into forward hedging contracts that differed from what we had intended. As a result of this error, we recorded a $1.5 million realized loss on foreign exchange forward contracts in our U.S. segment for the third quarter of 2011. We subsequently made improvements to our foreign currency hedging program to provide greater assurance of accurate execution of our hedging determinations which performed as expected during the fourth quarter of 2011.

Fiscal Year 2010 Compared to Fiscal Year 2009

Interest income decreased during 2010 as compared to 2009 reflecting a reduction in the average balance of interest-bearing investments as well as lower interest rates in 2010 as compared to 2009.

The improvement in the other, net category was primarily due to the stabilization of the fair values of our investment in auction rate securities (“ARS”); we recorded a gain on sale of $0.5 million in 2010 as compared to a net impairment charge of $0.3 million in 2009. This improvement was offset by an increase in the amortization of fees related to the amended asset-based revolving credit facility entered into on August 13, 2009.

INCOME TAXES

Our provision for (benefit from) income taxes and effective tax rates were as follows:

	2011	2010	2009
	(Dollars in millions)
Provision for (benefit from) income taxes	$(1.1)	$1.0	$(7.2)
Income (loss) before income taxes	18.8	6.0	(9.9)
Effective tax rate	(6.1)%	17.2%	72.8%

Our tax rate is affected by recurring items, such as tax expense relative to the amount of income earned in our foreign jurisdictions. Our tax rate is also affected by discrete items, such as tax benefits attributable to the recognition of previously unrecognized tax benefits, that may occur in any given year, but are not consistent from year to year. Calculation of the effective tax rate for all periods included a non-cash valuation allowance recorded against our domestic deferred tax assets. Accordingly, no federal or state tax expense or benefit was recorded on our domestic operating income or loss for all periods presented.

The tax benefit for 2011 included a $2.9 million benefit associated with the recognition of previously unrecognized tax benefits due to the expiration of statutes of limitation in some of our foreign jurisdictions, offset by foreign tax expense and certain discrete tax items including amortization of goodwill for tax purposes and an accrual for potential interest and penalties on certain tax positions. In addition, we utilized $8.8 million of previously unrecognized income tax benefit attributable to our domestic net operating loss and tax credit carryforwards.

The income tax expense for 2010 was primarily attributable to our foreign operations and certain discrete items such as amortization of goodwill for tax purposes. In addition, we utilized $2.0 million of previously unrecognized income tax benefit attributable to our domestic net operating loss and tax credit carryforwards.

The income tax benefit for 2009 was primarily attributable to the recognition of previously unrecognized tax benefits due to expiration of statutes of limitation in the amount of $7.8 million.

SUMMARY OF RESULTS BY SEGMENT FOR FISCAL YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

We organize, operate and assess our business in two primary operating segments: U.S. and International. This presentation is consistent with how our chief operating decision maker reviews performance, allocates resources and manages the business.

The net sales, gross margin, total operating expenses and operating loss amounts in this section are presented on a basis consistent with accounting principles generally accepted in the U.S. (“GAAP”) and on an operating segment basis consistent with our internal management reporting structure.

United States Segment

The U.S. segment includes net sales and related expenses directly associated with selling our products to national and regional mass-market and specialty retailers, other retail stores and distributors, school-related distributors and resellers, our online store and App Center, and other Internet-based channels. Certain corporate-level operating expenses associated with sales and marketing, product support, human resources, legal, finance, information technology, corporate development, procurement activities, R&D, legal settlements and other corporate costs are charged entirely to our U.S. segment.

	2011	2010	2009	% Change 2011 vs. 2010	% Change 2010 vs. 2009
	(Dollars in millions)
Net sales	$342.0	$344.3	$306.5	(1)%	12%
Gross margin *	41.7%	42.8%	41.7%	(1.1)**	1.1 **
Operating expenses	137.2	150.4	146.2	(9)%	3%
Income (loss) from operations	$5.6	$(3.0)	$(18.5)	284%	84%

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Fiscal Year 2011 Compared to Fiscal Year 2010

Net sales for 2011 decreased 1% compared to 2010, primarily as a result of higher than desired U.S. retail inventory levels at the end of 2010, which generally reduced demand for our products from our retail customers during the first half of 2011, largely offset by the strong demand for the LeapPad learning tablet introduced in the third quarter of 2011.

Gross margin for 2011 decreased 1.1 percentage points over 2010. The decrease was driven primarily by changes in product mix with proportionally higher sales of lower margin multimedia learning platforms offsetting lower sales of higher margin content, partially offset by lower trade allowances and discounts.

Operating expenses for 2011 decreased 9% compared to 2010, primarily driven by an overall planned decrease in marketing, advertising and promotional spending through continued leverage of our consumer email database and expanded use of social networks. SG&A expenses decreased slightly due to lower employee related expense given fewer full time employees and lower rent expense, partially offset by higher employee bonus expense due to exceeding the overall Company performance targets set as a part of our employee bonus programs.

Income (loss) from operations for 2011 improved by $8.6 million or 284% compared to 2010, due to lower operating expenses, partially offset by decreases in net sales and gross margin percentage.

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

Gross margin for 2010 increased 1.1 percentage point compared to 2009, primarily due to an improved product mix, higher sales relative to fixed warehousing expense, and higher quality ending inventory resulting in lower inventory write-downs. This increase was partially offset by higher trade allowances.

Operating expenses for 2010 increased 3% compared to 2009, primarily due to an increase in advertising mainly to support the launch of Leapster Explorer and to build consumer awareness of the Tag reading system.

Loss from operations of $3.0 million for 2010 was improved by $15.5 million as compared to 2009. The improvement was primarily driven by an increase in net sales increases, partially offset by moderate operating expense increases for 2010 as compared to 2009.

International Segment

The International segment includes the net sales and related expenses directly associated with selling our products to national and regional mass-market and specialty retailers and other outlets through our offices in the United Kingdom, France, Canada and Mexico as well as through distributors in markets such as Spain, Germany, Australia and Japan. Certain corporate-level operating expenses associated with sales and marketing, product support, human resources, legal, finance, information technology, corporate development, procurement activities, research and development, legal settlements and other corporate costs are allocated to our U.S. segment and not allocated to our International segment.

	2011	2010	2009	% Change 2011 vs. 2010	% Change 2010 vs. 2009
	(Dollars in millions)
Net sales	$113.1	$88.3	$73.4	28%	20%
Gross margin *	38.4%	35.8%	41.3%	2.6 **	(5.5)**
Operating expenses	25.3	20.8	20.2	21%	3%
Income from operations	$18.1	$10.8	$10.1	68%	7%

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Fiscal Year 2011 Compared to Fiscal Year 2010

Net sales for 2011 increased 28% as compared to 2010. The increase was primarily due to strong demand for the LeapPad learning tablet and associated content in certain international markets. Net sales for 2011 included a 2% positive impact from changes in currency exchange rates.

Gross margin for 2011 improved 2.6 percentage points as compared to 2010. The improvement was primarily due to higher sales volume which reduced the impact of fixed costs and changes in product mix with proportionally higher sales of higher margin products.

Operating expenses for 2011 increased 21% as compared to 2010, primarily due to an increase in headcount in 2011 to support our international growth and higher employee bonus expense due to exceeding the overall Company performance targets set as a part of our employee bonus programs.

Income from operations for 2011 improved by 68% as compared to 2010, primarily due to significantly increased net sales and improved gross margin percentage offset by a higher operating expenses.

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

Gross margin for 2010 decreased 5.5 percentage points as compared to 2009. The decrease was primarily driven by higher shipping costs and an increased use of discounts, partially offset by higher sales relative to fixed warehousing expense. In addition, the gross margin in 2009 benefited from an inventory-related adjustment resulting in a higher than usual gross margin.

Income from operations for 2010 increased 7% as compared to 2009. The increase was primarily driven by an increase in net sales, partially offset by lower gross margin for 2010 as compared to 2009.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash and cash equivalents totaled $71.9 million and $19.5 million at December 31, 2011 and 2010, respectively. The increase in cash balance was due to an increase in net sales as well as timelier cash collection from our customers. In line with our investment policy, all cash equivalents were invested in high-grade money market funds at December 31, 2011.

As of December 31, 2011, we held $2.7 million, stated at fair value, in long-term investments in ARS. Due to the illiquidity of these investments, we have not included and do not intend, for the foreseeable future, to include them as potential sources of liquidity in our future cash flow projections. Thus, we do not anticipate that future declines in value, if any, will have an adverse impact on our future ability to support operations and meet our obligations as they come due.

We have an asset-backed revolving credit facility (the “revolving credit facility”), which is discussed in more detail below, with a potential borrowing availability of $75.0 million. There were no borrowings outstanding on this line of credit at December 31, 2011.

We do not expect our accumulated deficit of $162.5 million at December 31, 2011 to be indicative of our future ability to generate cash flow, given our anticipated cash flows from operations and the availability of our revolving credit facility.

Future capital expenditures are primarily planned for new product development and purchases related to the upgrading of our information technology capabilities. We expect that capital expenditures in 2012, including those for capitalized content and website development costs, will be funded with cash flows generated by operations. Capital expenditures were $19.9 million for 2011, $22.5 million for 2010 including a $5.4 million purchase of intangible assets, and $14.6 million for 2009, which included a $0.2 million purchase of intangible assets.

We believe that cash on hand, cash flow from operations and amounts available under our revolving credit facility will provide adequate funds for our foreseeable working capital needs and planned capital expenditures over the next twelve months. Our ability to fund our working capital needs and planned capital expenditures, as well as our ability to comply with all of the financial covenants of our revolving credit facility, depend on our future operating performance and cash flows, which in turn are subject to prevailing economic conditions.

Cash Sources and Uses

The table below shows our sources and uses of cash for the three fiscal years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009	% Change 2011 vs. 2010	% Change 2010 vs. 2009
	(Dollars in millions)
Cash flows provided by (used in):
Operating activities	$70.2	$(22.6)	$(5.0)	410%	(353)%
Investing activities	(19.9)	(21.2)	(13.3)	7%	(60)%
Financing activities	2.2	1.6	(0.2)	38%	919%
Effect of exchange rate fluctuations on cash	(0.1)	0.1	1.0	(150)%	(88)%
Increase (decrease) in cash and cash equivalents	$52.4	$(42.1)	$(17.5)	224%	(141)%

Fiscal Year 2011 Compared to Fiscal Year 2010

Cash flow provided by operations for 2011 increased $92.8 million compared to 2010, primarily due to significantly lower inventory purchases during the period as a result of higher than desired inventory levels at the end of 2010. In addition, in 2011 our accounts payable payments were timely, while in 2010, we caught up on delinquent accounts payable payments from 2009, which resulted in extra operating cash usage. Increase in net income and improved accounts receivable collection efforts also contributed to the increase in cash flow provided by operations for 2011.

Net cash used in investing activities for 2011 decreased $1.3 million compared to 2010, primarily due to a $5.3 million purchase of intangible assets in 2010, partially offset by an increase in hardware and software purchases in 2011 as well as the cash generated from sales of investments in 2010, of which there were zero in 2011.

Net cash provided by financing activities for 2011 increased $0.6 million as compared to 2010 primarily due to an increase in employee option exercises, partially offset by higher payroll taxes related to an increase in employee restricted stock units released in the 2011 as compared to 2010.

Fiscal Year 2010 Compared to Fiscal Year 2009

Net cash used in operating activities for 2010 increased $17.6 million, as compared to 2009, primarily due to a significantly higher inventory level purchased to support expected sales demand, and a decrease in associated accounts payable due to timelier payments, offset partially by increased cash collected from our accounts receivable.

Net cash used in investing activities increased $7.9 million, or 59%, for 2010 as compared to 2009, primarily due to the purchase of $5.4 million of intangible assets related to the technology used in our Tag reading system. The remaining increase is primarily related to various computer hardware and software upgrades and maintenance, as well as new software purchases to further automate processes and better support operations.

Net cash provided by financing activities improved $1.8 million for 2010 as compared to 2009, primarily due to an increase in employee stock option exercises in response to a higher average company stock price during 2010 as compared to 2009.

Seasonal Patterns of Cash Provided By (Used in) Operations

The table below shows our seasonal patterns of cash flow provided by (used in) operations by quarter for the fiscal years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009
	(Dollars in millions)
1st quarter	$64.6	$34.5	$10.1
2nd quarter	(16.6)	(27.2)	(20.6)
3rd quarter	(27.4)	(30.3)	(39.8)
4th quarter	49.6	0.4	45.3
Total, net for fiscal year	$70.2	$(22.6)	$(5.0)

With the exception of 2009, our cash flow from operations is generally highest in the first quarter of each year when we collect a majority of our accounts receivable booked in the fourth quarter of the prior year. In 2009, quarterly cash flows did not conform to this general pattern as a result of our tightened cash management practices in response to the global economic crisis, leading to higher accounts payable balances. Thus, cash flow provided by operations was higher in the fourth quarter of 2009 than in the first quarter of 2010.

Cash flow used in operations tends to be highest in our third quarter, as collections from prior accounts receivables taper off and we invest heavily in inventory in preparation for the fourth quarter holiday season. Historically, cash flow generally turns positive again in the fourth quarter as we begin to collect on the accounts receivables associated with the holiday season. Based on the shift in ordering patterns by retailers beginning in 2009, which resulted in orders being placed significantly later in the year, cash flows from operations in the fourth quarter of 2010 were significantly lower than has historically been the case in the fourth quarter of our fiscal year. As a result, cash flows from operations in the first quarter of 2011 were higher than in previous years.

These seasonal patterns may vary depending upon general economic conditions and other factors.

Line of Credit and Borrowing Availability

On August 13, 2009, we entered into an amended and restated loan and security agreement for a $75.0 million asset-based revolving credit facility with Bank of America, N.A. and certain other financial institutions. We have granted a security interest in substantially all of our assets to the lenders as security for our obligations under the revolving credit facility. Provided there is no default under the revolving credit facility, we may elect, without the consent of any of the lenders, to increase the size of the revolving credit facility up to an aggregate of $150.0 million.

The borrowing availability varies according to the levels of our accounts receivable and cash and investment securities deposited in secured accounts with the lenders. Subject to the level of this borrowing base, we may make and repay borrowings from time to time until the maturity of the facility. The interest rate is, at our election, Bank of America, N.A.’s prime rate (or base rate) or a LIBOR rate defined in the loan agreement, plus, in each case, an applicable margin. The applicable margin for a loan depends on the average daily availability for the most recent fiscal quarter and the type of loan. Borrowing availability under the revolving credit facility was $75.0 million as of December 31, 2011.

The revolving credit facility contains customary events of default, including for: payment failures; failure to comply with covenants; failure to satisfy other obligations under the revolving credit facility or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; change-in-control provisions; and the invalidity of guaranty or security agreements. If any event of default occurs, the lenders may terminate their respective commitments, declare immediately due all borrowings under the revolving credit facility and foreclose on the collateral. A cross-default provision applies if a default occurs on other indebtedness in excess of $5.0 million and the applicable grace period in respect of the indebtedness has expired, such that the lender of, or trustee for, the defaulted indebtedness has the right to accelerate. We are also required to maintain a ratio of Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, to fixed charges, as defined in the revolving credit facility, of at least 1.1 to 1.0 when the covenant is required to be tested. The ratio is measured only if certain borrowing-availability thresholds are not met.

On January 31, 2011, we entered into an amendment to the revolving credit facility that, among other things: (i) extends the maturity date to August 13, 2013, (ii) reduces, starting January 1, 2011, the applicable interest rate margins to a range of 0.50% to 1.00% above the applicable base rate for base rate loans, as compared to 3.00% above the applicable base rate in the original agreement, and 2.25% to 2.75% above the applicable LIBOR rate for LIBOR rate loans, as compared to 4.00% above the applicable LIBOR rate in the original agreement, in each case depending on our borrowing availability, and (iii) reduces, starting January 1, 2011, the unused line fee to 0.375% per year if utilization of the line is greater than or equal to 50%, and to 0.50% per year if utilization of the line is less than 50%, as compared to 1.00% per year in the original agreement.

During the fourth quarter of 2011, we drew down $35.0 million on the revolving credit facility. This borrowing was a LIBOR rate loan, with an initial interest rate per annum of 2.5%, provided that, in accordance with the loan agreement, such rate may adjust on a monthly basis. We repaid the full amount during the same quarter with cash provided by operations and had no borrowings outstanding under this agreement at December 31, 2011.

Contractual Obligations and Commitments

We have no off-balance sheet arrangements.

We conduct our corporate operations from leased facilities under operating leases. Generally, these have initial lease periods of three to twelve years and contain provisions for renewal options of five years at market rates. We account for rent expense on a straight-line basis over the term of the lease. In addition, we are obligated to pay certain minimum royalties in connection with license agreements to which it is a party. The following table summarizes our outstanding contractual obligations at December 31, 2011.

		Payments Due In
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in millions)
Operating leases	$17.9	$5.1	$9.1	$3.7	$-
Royalty guarantees	1.4	0.9	0.5	-	-
Total	$19.3	$6.0	$9.6	$3.7	$-

In addition, at December 31, 2011, we had no outstanding borrowings or letters of credit under our revolving credit facility with at December 31, 2011, and had $75.0 million of potential availability on the line. In addition, we had commitments to purchase inventory under normal supply arrangements totaling approximately $47.6 million at December 31, 2011.

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

Revenue Recognition, Allowance for Doubtful Accounts, and Other Accounts Receivables and Revenue Reserves

We derived the majority of our revenue from sales of our technology-based learning products and related proprietary content. Revenue is recognized when products are shipped and title passes to the customer, provided that there is evidence of a commercial arrangement, delivery has occurred, there is a fixed or determinable fee and collection is reasonably assured. We sell App Center cards to retailers and directly to end customers, which are redeemable on our App Center for content downloads. We record proceeds from the initial sale of the card to deferred revenue which is relieved when the right to download content is granted to the customer upon redemption of the card. For content purchased by the customer with a personal credit card directly through our App Center, we recognize revenue when the right to download content is granted. Amounts billed to customers for shipping and handling costs are recognized as revenue. Costs incurred to ship merchandise from warehouse facilities are recorded in cost of sales.

Net sales represent gross sales less estimated sales returns, allowances for defective products, promotional markdowns, charge-backs and price changes, and cooperative promotional arrangements. Correspondingly, these allowances are recorded as reductions of gross accounts receivable.

We reduce our gross accounts receivable balance by an allowance for amounts we believe may become uncollectible. This allowance is an estimate based primarily on management’s evaluation of the customer’s financial condition in the context of current economic conditions, past collection history and aging of the accounts receivable balances. Determining such allowance requires judgment, the result of which may have a significant effect on the amounts reported in accounts receivable. If changes in the economic climate or in the financial condition of any of our customers impair or improve their ability to make payments, adjustments to the allowances may be required.

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

Accounts receivable are reported on the balance sheet net of all provided allowances, which included the allowances for doubtful accounts of $0.7 million and $0.8 million as of December 31, 2011 and 2010, respectively.

Inventory Valuation

Inventories are stated at the lower of cost or market value, on a first-in, first-out basis. We record inventory costs on the balance sheet based on third-party contract manufacturer invoices, which include the contract manufacturers’ costs for materials, labor and manufacturing overhead related to our products. Inventory valuation primarily requires estimation of slow-moving, obsolete or excess products. Our estimate of the write-downs for slow-moving, excess and obsolete inventories is based on management’s review of on-hand inventories compared to their product demand forecast, anticipated product selling prices, the expected product lifecycle, and products planned for discontinuation. If actual future demand for our products and anticipated product selling prices were less favorable than those projected by our management, additional inventory write-downs would be required resulting in a negative impact on our gross margin. We monitor the estimates of inventory write-downs on a quarterly basis. When considered necessary, we make additional adjustments to reduce inventory to its net realizable value, with corresponding increases to cost of sales. Inventories included write-downs for slow-moving, excess and obsolete inventories of $5.4 million and $2.0 million at December 31, 2011 and 2010, respectively.

Capitalization of Product Costs

We capitalize certain external costs related to the development of content for our learning products, including design, artwork, animation, layout, editing, voice, audio and apps included in the learning products. Such costs are capitalized once the technological feasibility of the product is established and costs are determined to be recoverable. Amortization of these costs begins when the products are initially released for sale and continues over a two-year life using the straight-line method, and is included in cost of sales. We evaluate the future recoverability of capitalized amounts periodically and recognize write-downs in the statements of operations as needed. Capitalized content costs that are cancelled, abandoned or otherwise deemed impaired are charged to cost of sales in the period of cancellation. Write-downs of capitalized costs related to platforms being discontinued or non-performing titles resulted in an increase in cost of sales in the U.S. segment of $0.3 million, $0.7 million and $0.3 million in 2011, 2010 and 2009, respectively.

We also capitalize external website development costs (“website costs”), which primarily include third-party costs related to developing applications that are integral components of certain products we market, costs incurred to develop or acquire and customize code for web applications, costs to develop HTML web pages or develop templates, and costs to create initial graphics for the website that included the design or layout of each page. Website costs are amortized on a straight-line basis over two years. We evaluate the future recoverability of capitalized website costs periodically and if an impairment loss is considered to have occurred during the period, we accelerate the amortization and record it in “depreciation and amortization” in the statement of operations in the same period.

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

In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under this guidance, if an entity determines, after assessing such qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We early adopted this guidance for our December 31, 2011 annual goodwill impairment test.

Our qualitative assessment includes consideration of relevant events and circumstances that may impact the carrying amount of the reporting unit to which our goodwill is allocated. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgment and assumptions. Relevant events and circumstances identified include, but are not limited to: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, LeapFrog specific events, share price trends. Additional judgment is required to determine relative importance and impact of each factor.

If the qualitative assessment concludes that it is probable that there is impairment, then a quantitative assessment must be performed. Application of the goodwill impairment test requires significant judgment, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, determination of the fair value of each reporting unit, and projections of future net cash flows, which projections are inherently uncertain. The fair value of each reporting unit is estimated using a combination of a market approach and a discounted cash flow methodology. The market approach requires considerable judgment in selecting comparable companies and estimating the multiples of revenue implied by their market values. The discounted cash flow methodology requires management to exercise judgment in selecting an appropriate discount rate and to make numerous assumptions in order to develop future business and financial forecasts and the related estimates of future net cash flows. Future net cash flows depend primarily on future sales of our products, which are inherently difficult to predict. This is especially true when a significant portion of our future net sales is expected to be generated by both mature products as well as products introduced in 2011 and planned to be introduced in 2012.

After analyzing our goodwill at December 31, 2011 and 2010, we concluded no impairment charge was required in either period. At December 31, 2011 and 2010, we had $22.9 million and $25.2 million of goodwill and other intangible assets, respectively.

Income Taxes

We account for income taxes using the asset and liability method. We calculate our deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We are subject to income taxes in both the U.S. and foreign jurisdictions. The determination of our income tax assets, liabilities and expense requires us to make certain estimates and judgments in the calculation of tax benefits, tax credits and deductions. Significant changes in these estimates or variations in the actual outcome of expected future tax consequences may result in material increases or decreases in the tax provision or benefit in subsequent periods. We provide valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Determination of whether or not a valuation allowance is warranted requires consideration of all available positive and negative evidence, including prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

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

Recently Adopted Accounting Guidance

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. We early adopted this guidance for the year ended December 31, 2011 and applied retrospectively as required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in two separate consecutive statements. The adoption of this guidance did not result in any material impact to our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350). This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under this guidance, if an entity determines, after assessing such qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We early adopted this guidance for our December 31, 2011 annual goodwill impairment test, which did not result in any material impact to our consolidated financial statements.

Recently Issued Accounting Guidance Not Yet Adopted

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement, which resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” For public entities, this guidance will be effective for interim and annual reporting periods beginning after December 15, 2011, and is to be applied prospectively. We do not anticipate material impact to our consolidated financial statements upon adoption of this guidance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the U.S. and market our products primarily in North America and, to a lesser extent, in Europe and the rest of the world. We are billed by and pay our third-party manufacturers in U.S. dollars (“USD”). Sales to our international customers are transacted primarily in the country’s local currency. As a result, our financial results could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets.

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements, but the program, when properly executed, may not always eliminate our exposure to movements of currency exchange rates. The results of our hedging program for the fiscal years ended December 31, 2011, 2010 and 2009 are summarized in the table below:

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Gains (losses) on foreign exchange forward contracts	$(2,004)*	$(204)	$(55)
Gains (losses) on underlying transactions denomincated in foreign currency	(1,644)	(146)	(404)
Net gains (losses)	$(3,648)	$(350)	$(459)

*	Amount includes a $1.5 million realized loss on foreign exchange forward hedging contracts in our U.S. segment due to an operational error.

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

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts outstanding as of December 31, 2011 and 2010 is as follows:

	2011			2010
	Average Forward Exchange Rate	Notional Amount in Local Currency	Fair Value of Instruments in USD	Average Forward Exchange Rate	Notional Amount in Local Currency	Fair Value of Instruments in USD
		(1)	(2)		(1)	(2)
Currencies:
British Pound (GBP/USD)	1.552	9,795	$6	1.590	11,125	$(62)
Euro (Euro/USD)	1.318	1,940	42	1.336	3,748	(22)
Canadian Dollar (USD/CAD)	1.022	3,202	(9)	1.004	3,274	(31)
Mexican Peso (USD/MXP)	13.933	5,665	1	12.498	29,176	(17)
Total fair value of instruments in USD			$40			$(132)

(1)	In thousands of local currency
(2)	In thousands of USD

Cash equivalents and short-term and long-term investments are presented at fair value on our balance sheet. We invest our excess cash in accordance with our investment policy. Any adverse changes in interest rates or securities prices may decrease the value of our investments and operating results. As of December 31, 2011, our excess cash was invested only in money market funds. At December 31, 2010, we did not hold any cash equivalents.

We experience interest rate risk and impairment risk only on our long-term investment in ARS as we have no long-term borrowings. We evaluate this investment on a quarterly basis and will continue to recognize impairment losses in the statements of operations, if and when they occur.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEAPFROG ENTERPRISES, INC.

FORM 10-K

Index to Consolidated Financial Statements

For the Fiscal Year Ended December 31, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LeapFrog Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of LeapFrog Enterprises, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LeapFrog Enterprises, Inc. as of December 31, 2011 and 2010, and the consolidated results of its operations, comprehensive income (loss), and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LeapFrog Enterprises, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

February 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LeapFrog Enterprises, Inc.

We have audited LeapFrog Enterprises, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Leapfrog Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, LeapFrog Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Leapfrog Enterprises, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011, and the financial statement schedule listed in the index at Item 15, and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

February 29, 2012

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$71,863	$19,479
Accounts receivable, net of allowances for doubtful accounts of $659 and $776, respectively	157,418	157,646
Inventories	34,288	47,455
Prepaid expenses and other current assets	8,078	8,321
Deferred income taxes	983	1,678
Total current assets	272,630	234,579
Long-term investments	2,681	2,681
Deferred income taxes	1,311	989
Property and equipment, net	17,881	15,059
Capitalized product costs, net	12,511	13,184
Goodwill	19,549	19,549
Other intangible assets, net	3,350	5,653
Other assets	1,119	1,786
Total assets	$331,032	$293,480

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,629	$31,390
Accrued liabilities	50,380	41,425
Income taxes payable	377	167
Total current liabilities	85,386	72,982
Long-term deferred income taxes	3,542	3,199
Other long-term liabilities	9,360	11,734
Stockholders' equity:
Class A Common Stock, par value $0.0001;
Authorized - 139,500 shares; Issued and outstanding: 54,923 and 43,783, respectively	6	5
Class B Common Stock, par value $0.0001;
Authorized - 40,500 shares; Issued and outstanding: 11,113 and 20,961, respectively	1	2
Treasury stock	(185)	(185)
Additional paid-in capital	395,627	387,833
Accumulated other comprehensive income (loss)	(225)	292
Accumulated deficit	(162,480)	(182,382)
Total stockholders’ equity	232,744	205,565
Total liabilities and stockholders’ equity	$331,032	$293,480

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009

Net sales	$455,140	$432,564	$379,834
Cost of sales	268,988	253,590	221,827
Gross profit	186,152	178,974	158,007

Operating expenses:
Selling, general and administrative	77,984	77,287	82,853
Research and development	33,784	33,385	33,830
Advertising	39,526	49,314	39,331
Depreciation and amortization	11,161	11,183	10,406
Total operating expenses	162,455	171,169	166,420
Income (loss) from operations	23,697	7,805	(8,413)

Other income (expense):
Interest income	136	203	556
Interest expense	(259)	(243)	(60)
Other, net	(4,809)	(1,790)	(1,959)
Total other income expense, net	(4,932)	(1,830)	(1,463)
Income (loss) before income taxes	18,765	5,975	(9,876)
Provision for (benefit from) income taxes	(1,137)	1,030	(7,188)
Net income (loss)	$19,902	$4,945	$(2,688)

Net income (loss) per share:
Class A and B - basic and diluted	$0.30	$0.08	$(0.04)

Weighted average shares used to calculate net income (loss) per share:
Class A and B - basic	65,406	64,368	63,914
Class A and B - diluted	66,332	65,627	63,914

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Net Income (loss)	$19,902	$4,945	$(2,688)

Other comprehensive income (loss), before tax
Currency translation adjustments	(517)	251	2,006
Temporary impairment gain (loss) on investment	-	(194)	435
Total other comprehensive income (loss), before tax	(517)	57	2,441
Tax expense (benefit) allocated to temporary gain (loss) on investments	-	77	(228)
Other comprehensive income (loss), net of tax	(517)	134	2,213

Comprehensive income (loss)	$19,385	$5,079	$(475)

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

							Accumulated
						Additional	Other
	Class A		Class B		Treasury	Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2008	36,627	$4	27,141	$3	$(185)	$366,798	$(2,055)	$(184,639)	$179,926
Class A common shares issued upon exercise of employee stock-based awards and purchases made under the employee purchase plan	267	-	-	-	-	77	-	-	77
Net cash paid for payroll taxes on restricted stock unit releases	-	-	-	-	-	(275)	-	-	(275)
Stock-based compensation expense	-	-	-	-	-	10,696	-	-	10,696
Recognition of previously unrecognized tax benefits	-	-	-	-	-	2,744	-	-	2,744
Cumulative translation adjustment	-	-	-	-	-	-	2,006	-	2,006
Temporary gain on investment in auction rate securities, net of tax	-	-	-	-	-	-	207	-	207
Net loss	-	-	-	-	-	-	-	(2,688)	(2,688)
Balance, December 31, 2009	36,894	4	27,141	3	(185)	380,040	158	(187,327)	192,693
Conversion of Class B shares to Class A shares	6,180	1	(6,180)	(1)	-	-	-	-	-
Class A common shares issued upon exercise of employee stock-based awards and purchases made under the employee purchase plan	709	-	-	-	-	1,883	-	-	1,883
Net cash paid for payroll taxes on restricted stock unit releases	-	-	-	-	-	(262)	-	-	(262)
Stock-based compensation expense	-	-	-	-	-	6,172	-	-	6,172
Cumulative translation adjustment	-	-	-	-	-	-	251	-	251
Temporary gain on investment in auction rate securities, net of tax	-	-	-	-	-	-	(117)	-	(117)
Net income	-	-	-	-	-	-	-	4,945	4,945
Balance, December 31, 2010	43,783	5	20,961	2	(185)	387,833	292	(182,382)	205,565
Conversion of Class B shares to Class A shares	9,848	1	(9,848)	(1)	-	-	-	-	-
Class A common shares issued upon exercise of employee stock-based awards and purchases made under the employee purchase plan	1,292	-	-	-	-	3,029	-	-	3,029
Net cash paid for payroll taxes on restricted stock unit releases	-	-	-	-	-	(797)	-	-	(797)
Stock-based compensation expense	-	-	-	-	-	5,562	-	-	5,562
Cumulative translation adjustment	-	-	-	-	-	-	(517)	-	(517)
Net income	-	-	-	-	-	-	-	19,902	19,902
Balance, December 31, 2011	54,923	$6	11,113	$1	$(185)	$395,627	$(225)	$(162,480)	$232,744

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Operating activities:
Net income (loss)	$19,902	$4,945	$(2,688)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,995	20,337	20,495
Deferred income taxes	373	662	(7,351)
Stock-based compensation expense	5,562	6,172	10,696
Impairment of investment in auction rate securities	-	-	431
Gain on sale of long-term investments	-	(454)	-
Loss on disposal of long-term assets	14	117	1,100
Allowance for doubtful accounts	417	355	(1,194)
Other changes in operating assets and liabilities:
Accounts receivable, net	(481)	(10,334)	(54,745)
Inventories	13,006	(19,178)	29,328
Prepaid expenses and other current assets	214	(924)	3,605
Other assets	667	1,248	(824)
Accounts payable	3,293	(26,980)	2,496
Accrued liabilities	9,043	1,512	(5,368)
Long-term liabilities	(2,053)	(38)	(988)
Income taxes payable	210	(75)	13
Net cash provided by (used in) operating activities	70,162	(22,635)	(4,994)
Investing activities:
Purchases of property and equipment	(11,732)	(9,547)	(6,345)
Capitalization of product costs	(8,122)	(7,617)	(7,977)
Purchases of intangible assets	-	(5,335)	(235)
Disposal of property and equipment	67	-	-
Sales of investments	-	1,263	1,282
Other	(65)	-	-
Net cash used in investing activities	(19,852)	(21,236)	(13,275)
Financing activities:
Proceeds from stock option exercises and employee stock purchase plans	3,029	1,883	77
Net cash paid for payroll taxes on restricted stock unit releases	(797)	(262)	(275)
Borrowing on line of credit	35,000	42,000	-
Paydown on line of credit	(35,000)	(42,000)	-
Net cash provided by (used in) financing activities	2,232	1,621	(198)
Effect of exchange rate changes on cash	(158)	117	978
Net change in cash and cash equivalents	52,384	(42,133)	(17,489)
Cash and cash equivalents, beginning of period	19,479	61,612	79,101
Cash and cash equivalents, end of period	$71,863	$19,479	$61,612

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$(258)	$(222)	$(117)
Cash (paid) refunded for income taxes, net	$(412)	$281	$(164)

Non-cash investing and financing activities:
Temporary gains on auction rate securities, net	$-	$194	$435

See accompanying notes

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.	Ownership and Business

LeapFrog Enterprises, Inc. and its consolidated subsidiaries (collectively, the “Company” or “LeapFrog” unless the context indicates otherwise) is a leading developer of educational entertainment for children. The Company’s product portfolio consists of multimedia learning platforms and related content and learning toys. LeapFrog has developed a number of learning platforms, which support a broad library of content titles. LeapFrog has created hundreds of interactive content titles for our platforms, covering subjects such as phonics, reading, writing and math. In addition, we have a broad line of stand-alone learning toys. Many of our products connect to our proprietary online LeapFrog Learning Path, which provides personalized feedback on a child’s learning progress and offers product recommendations to enhance each child’s learning experience. The Company’s products are available in four languages (including Queen’s English) and are sold globally through retailers, distributors and directly to consumers via the leapfrog.com online store and the LeapFrog App Center.

Beginning April 2004 and continuing through late December 2011, LeapFrog was a “controlled company” under the rules of the New York Stock Exchange (“NYSE”), as Mollusk Holdings, LLC (“Mollusk”) held more than 50% of the voting power of the Company’s outstanding shares. On December 27, 2011, Mollusk converted, on a one-to-one basis, approximately 3.7 million shares of the Company’s Class B common stock into shares of the Company’s Class A common stock. After the conversion, Mollusk holds approximately 6.7 million shares of the Company’s Class B common stock and 3.8 million shares of the Company’s Class A common stock, which together represent approximately 16.0% of the outstanding capital stock of the Company.  Mollusk is an entity indirectly controlled by Lawrence J. Ellison, Chief Executive Officer of Oracle Corporation. As a result of the conversion, Mollusk’s voting power of the Company’s outstanding shares decreased to approximately 42.8%, and therefore, LeapFrog is no longer considered a “controlled company” under the rules of the NYSE.

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

Foreign Currencies

LeapFrog measures and records the assets, liabilities and operations of its foreign operations using the functional currency of the country in which the operations are located and utilizes the U.S. dollar as its reporting currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments resulting from this process are charged or credited to “accumulated other comprehensive income (loss),” an equity account. Foreign currency transaction gains and losses are included in income as incurred.

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

Reclassifications

Certain amounts in prior year financial statements included herein have been reclassified to conform to the current year presentation.

Revenue Recognition

The Company derives the majority of its revenue from sales of its technology-based learning products and related proprietary content. Revenue is recognized when products are shipped and title passes to the customer, provided that there is evidence of a commercial arrangement, delivery has occurred, there is a fixed or determinable fee and collection is reasonably assured. The Company sells App Center cards to retailers and directly to end customers, which are redeemable on its App Center for content downloads. The Company records proceeds from the initial sale of the card to deferred revenue which is relieved when the right to download content is granted to the customer upon redemption of the card. For content purchased by the customer with a personal credit card directly through the Company’s App Center, the Company recognizes revenue when the right to download content is granted. Amounts billed to customers for shipping and handling costs are recognized as revenue. Costs incurred to ship merchandise from warehouse facilities are recorded in cost of sales.

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

The Company bifurcates other-than-temporary impairments based on the portion of the loss related to credit factors and the portion of the loss that is not related to credit factors. The credit loss portion is the difference between the amortized cost of the security and the Company’s best estimate of the present value of the cash flows expected to be collected from the debt security. The noncredit loss portion is the residual amount of the other-than-temporary impairment. The credit loss portion is recorded as a charge to investment income, and the noncredit loss portion is recorded as a separate component of other comprehensive income. Subsequent recoveries in value are recorded to the accumulated other comprehensive income (loss).

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

Capitalized Product Costs

The Company capitalizes certain external costs related to the development of content for its learning products, including design, artwork, animation, layout, editing, voice, audio and apps included in the learning products. Such costs are capitalized once the technological feasibility of the product is established and costs are determined to be recoverable. Amortization of these costs begins when the products are initially released for sale and continues over a two-year life using the straight-line method, and is included in cost of sales. The Company evaluates the future recoverability of capitalized amounts periodically and recognizes write-downs of these amounts in cost of sales as needed. Capitalized content costs that are cancelled, abandoned or otherwise deemed impaired are charged to cost of sales in the period of cancellation.

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

Goodwill

The Company reviews its goodwill for impairment at least annually on December 31, and between annual tests if events occur or circumstances change that warrant a review.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under this guidance, if an entity determines, after assessing such qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company early adopted this guidance for our December 31, 2011 annual goodwill impairment test.

The Company’s qualitative assessment includes consideration of relevant events and circumstances that may impact the carrying amount of the reporting unit to which our goodwill is allocated. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgment and assumptions. Relevant events and circumstances identified include, but are not limited to: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, LeapFrog specific events and share price trends. Additional judgment is required to determine relative importance and impact of each factor.

If the qualitative assessment concludes that it is probable that there is impairment, then a quantitative assessment must be performed. Application of the goodwill impairment test requires significant judgment, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, determination of the fair value of each reporting unit, and projections of future net cash flows, which projections are inherently uncertain. The fair value of each reporting unit is estimated using a combination of a market approach and a discounted cash flow methodology. The market approach requires considerable judgment in selecting comparable companies and estimating the multiples of revenue implied by their market values. The discounted cash flow methodology requires management to exercise judgment in selecting an appropriate discount rate and to make numerous assumptions in order to develop future business and financial forecasts and the related estimates of future net cash flows. Future net cash flows depend primarily on future sales of our products, which are inherently difficult to predict. This is especially true when a significant portion of our future net sales is expected to be generated by both mature products as well as products introduced in 2011 and planned to be introduced in 2012.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Royalty Expense

The Company licenses certain of its content from third parties under exclusive and nonexclusive agreements, which permit the Company to utilize characters, stories, music, illustrations and trade names throughout specified geographic territories. Royalty payments are typically calculated as a percentage of the unit product selling price. Royalty expense is recorded when products are shipped to a customer or upon delivery of content via the App Center, and is reported under cost of sales in the statements of operations.

Derivative Financial Instruments

The Company transacts business in various foreign currencies, primarily in the British Pound, Canadian Dollar, Euro and Mexican Peso. As a safeguard against financial exposure from potential adverse changes in currency exchange rates, the Company engages in a foreign exchange hedging program. The program utilizes foreign exchange forward contracts that generally settle within 30 days to enter into fair value hedges of foreign currency exposures of underlying non-functional currency assets and liabilities that are subject to re-measurement. The exposures are generated primarily through inter-company sales in foreign currencies and through U.S. Dollar-denominated sales by the Company’s foreign affiliates. The hedging program is designed to reduce, but does not always eliminate, the impact of the re-measurement of balance sheet items due to movements of currency exchange rates.

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

Valuation allowances are provided when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Determination of whether or not a valuation allowance is warranted requires consideration of all available evidence, positive and negative, including prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. In the event the Company was to determine that LeapFrog would be able to realize its deferred income tax assets in the future in excess of their net carrying amount, the Company would make adjustment to valuation allowance, which would reduce the provision for income taxes.

The Company considers the undistributed earnings of its foreign subsidiaries as of December 31, 2011 to be indefinitely reinvested, and accordingly no deferred income tax has been provided thereon. The Company has not, nor does it anticipate the need to, repatriate the funds to the United States (“U.S.”) to satisfy domestic liquidity needs arising in the ordinary course of business.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The Company records uncertain tax positions that have been taken on a tax return using a two-step process whereby 1) the Company determines whether the tax positions will be sustained based on its technical merits and 2) those tax positions meet the more-likely-than-not recognition threshold. The Company recognizes the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with the related tax authority. The Company records potential interest and penalties on uncertain tax positions as a component of income tax expense.

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

Stock-Based Compensation

Pursuant to the Company’s 2011 Equity Incentive Plan (the “2011 EIP”), Amended and Restated 2002 Equity Incentive Plan (“2002 EIP”) and its 2002 Non-Employee Directors’ Stock Award Plan (“2002 Non-Employee Plan”), the Company issues stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to its employees, directors and occasionally to non-employee service providers, to purchase shares of the Company’s Class A common stock. Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally four years) using the straight-line method.

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

Recently Adopted Accounting Guidance

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The Company early adopted this guidance for the year ended December 31, 2011 and applied retrospectively as required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in two separate consecutive statements. The adoption of this guidance did not result in any material impact to the Company’s consolidated financial statements.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350). This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under this guidance, if an entity determines, after assessing such qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company early adopted this guidance for its December 31, 2011 annual goodwill impairment test, which did not result in any material impact to the Company’s consolidated financial statements.

Recently Issued Accounting Guidance Not Yet Adopted

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement, which resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” For public entities, this guidance will be effective for interim and annual reporting periods beginning after December 15, 2011, and is to be applied prospectively. Adoption of this guidance is not anticipated to result in material impact to the Company’s consolidated financial statements.

3.	Fair Value of Financial Instruments and Investments

Fair value is defined by authoritative guidance as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

•	Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. As of December 31, 2011, the Company’s Level 1 assets consist of money market funds with original maturities of three months or less. These assets are considered highly liquid and are stated at cost, which approximates market value.

•	Level 2 includes financial instruments for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument. Such inputs could be quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transactions (less active markets), or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data, including market interest rate curves, referenced credit spreads and pre-payment rates.

The Company’s Level 2 assets and liabilities consist of outstanding foreign exchange forward contracts used to hedge its exposure to certain foreign currencies, including the British Pound, Canadian Dollar, Euro, and Mexican Peso. The Company’s outstanding foreign exchange forward contracts, all with maturities of approximately one month, had notional values of $21,299 and $28,293 at December 31, 2011 and 2010, respectively. The fair market values of these instruments, based on quoted prices, as of the same periods were $40 and $(132), on a net basis, respectively. The fair value of these contracts was recorded in prepaid expenses and other current assets for December 31, 2011 and in accrued liabilities for December 31, 2010.

•	Level 3 includes financial instruments for which fair value is derived from valuation techniques, including pricing models and discounted cash flow models, in which one or more significant inputs, including the Company’s own assumptions, are unobservable.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The Company’s Level 3 assets consist of investments in ARS. Currently, there is no active market for these securities; therefore, they do not have readily determinable market values. The Company has engaged a third-party valuation firm to help estimate the fair value of the ARS investments using a discounted cash flow approach. Based on this valuation, the ARS investments were valued at $2,681 at December 31, 2011, which represents an overall decline in value of $1,319 from par. The assumptions used in preparing the discounted cash flow model are based on data available as of December 31, 2011 and include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. Given the current market environment, these assumptions are volatile and subject to change. Contractual maturity for the Company’s ARS investments ranges from 2033 to 2050.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011:
Financial Assets:
Money market funds	$45,000	$45,000	$-	$-
Forward currency contracts	40	-	40	-
Long-term investments	2,681	-	-	2,681
Total financial assets	$47,721	$45,000	$40	$2,681
December 31, 2010:
Financial Assets:
Long-term investments	$2,681	$-	$-	$2,681
Financial Liabilities:
Forward currency contracts	$(132)	$-	$(132)	$-

For the year ended December 31, 2011, the Company did not dispose of any ARS investments. For the year ended December 31, 2010, the Company accounted for the sale of ARS investments as follows:

	Long-term Investments	Accumulated Other Comprehensive Income (Loss)	Accumulated Losses on Investments
	(Balance Sheets)	(Balance Sheets)	(Statements of Operations)
Balance at December 31, 2009	$3,685	$435	$(9,326)
Sale of ARS investments	(1,004)	(194)	454
Balance at December 31, 2010	$2,681	$241	$(8,872)

During the year ended December 31, 2010, the Company tendered for sale four of its ARS investments resulting in a cumulative realized gain of $454. The tendered holdings had been written down in previous years by $7,191. In addition, the Company did not incur any unrealized gains or losses on its remaining ARS investments for the years ended December 31, 2011 and 2010.

4.	Inventories

The Company’s inventories, stated on a first-in, first-out basis at the lower of cost or market as of December 31, 2011 and 2010, were as follows:

	December 31,
	2011	2010
Raw materials	$3,444	$3,277
Finished goods	30,844	44,178
Total	$34,288	$47,455

During 2011, 2010 and 2009, the Company recorded net sales of inventory written down in the previous year resulting in a benefit to gross margin of $547, $1,997 and $2,899, respectively.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

At December 31, 2011 and 2010, there were no accrued liabilities for cancelled purchase orders.

5.	Property and Equipment

As of December 31, 2011 and 2010, property and equipment consisted of the following:

	December 31,
	2011	2010
Tooling, cards, dies and plates	$18,769	$16,250
Computers and software	45,280	36,729
Equipment, furniture and fixtures	3,663	3,650
Leasehold improvements	4,296	4,347
	72,008	60,976
Less: accumulated depreciation	(54,127)	(45,917)
Total	$17,881	$15,059

Depreciation expense for tooling cards, dies and plates is charged to cost of sales in the statement of operations as the expense relates directly to the product manufacturing process. The expense charged to cost of sales was $2,277, $2,238 and $3,193 for the three years ended December 31, 2011, 2010 and 2009, respectively.

Depreciation expense related to the remainder of property and equipment included in depreciation and amortization expense in the statements of operations was $6,555, $6,401 and $7,395 for the three years ended December 31, 2011, 2010 and 2009, respectively.

6.	Capitalized Product Costs

The Company’s capitalized product costs include external costs related to the development of content for its learning products and external website development costs for its website. The Company’s capitalized product costs as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Content costs	$36,759	$31,603
Website development costs	9,835	8,613
Less: accumulated amortization	(34,083)	(27,032)
Total	$12,511	$13,184

Amortization expense related to content development is charged to cost of sales in the statement of operations and totaled $6,557, $6,916 and $6,896 for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense related to website development is included in depreciation and amortization expense and totaled $2,238, $2,434 and $2,391 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company performs a periodic impairment evaluation of capitalized product development costs. The Company’s evaluation in 2011 and 2010 identified capitalized costs related to platforms that were in the process of being discontinued or non-performing titles, while the 2009 evaluation resulted in minor impairments. Accordingly, the Company accelerated the amortization of these costs, resulting in an increase in cost of sales in the U.S. segment of $347, $720 and $279 in 2011, 2010 and 2009, respectively.

7.	Goodwill

The Company’s goodwill is related to its 1997 acquisition of substantially all the assets and business of its predecessor, LeapFrog RBT, and its 1998 acquisition of substantially all the assets of Explore Technologies. All of its goodwill is allocated to the Company’s U.S. segment.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The Company performed the qualitative assessment for impairment as of December 31, 2011 and the quantitative test for impairment as of December 31, 2010, and concluded that its goodwill balance of $19,549 had not been impaired.

8.	Other Intangible Assets, net

The Company’s other intangible assets, net, as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Intellectual property, license agreements and other intangibles	$16,755	$16,690
Less: accumulated amortization	(13,405)	(11,037)
Total	$3,350	$5,653

In February 2010, the Company acquired, for $5,400, intangible assets related to the rights to use an application- specific integrated circuit technology included in its Tag and Tag Junior reading systems. The purchased intangible assets are being amortized to operating expense on a straight-line basis over three years.

In 2004, the Company entered into a ten-year license agreement with a third party to use the third party’s technology in a Company platform and related products. The $6,000 license fee is included in intangible assets on the balance sheet and is being amortized to operating expense on a straight-line basis over the life of the contract.

Amortization expense of other intangible assets is included in depreciation and amortization expense in the statement of operations and totaled $2,368, $2,348 and $620 for the years ended December 31, 2011, 2010 and 2009, respectively.

The estimated future amortization expense of the Company’s intangible assets other than goodwill as of December 31, 2011 is as follows:

Fiscal Year	Amount
2012	$2,400
2013	900
2014	50
Total	$3,350

9.	Accrued Liabilities

The Company’s accrued liabilities as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Employee-related expenses	$14,380	$8,627
Advertising and promotion	10,993	9,995
Royalties payable	7,894	9,145
Deferred revenue	7,836	2,788
Manufacturing and warehousing	2,385	2,457
Marketing, consulting and web-related	2,346	2,243
Other	4,546	6,170
Total	$50,380	$41,425

Employee-related expense accruals increased primarily due to greater achievement against Company performance targets set as a part of the Company’s employee bonus programs for 2011 as compared to 2010.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Deferred revenue increased due to the launch of the LeapFrog App Center in August of 2011 and sales of associated stored value cards to retailers. Based on the Company’s accounting policy for revenue recognition for online purchases of digital content, revenue resulting from the sale of App Center stored value cards is deferred until a customer is provided with a code that allows immediate access to download purchased content.

10.	Income Taxes

The Company’s income (loss) before taxes included the following components:

	Years Ended December 31,
	2011	2010	2009
United States	$15,430	$3,367	$(10,399)
Foreign	3,335	2,608	523
Total	$18,765	$5,975	$(9,876)

The components of the provision for (benefit from) income taxes were as follows:

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$4	$(79)	$(7,969)
State	40	(88)	(219)
Foreign	(1,734)	404	461
Total current	(1,690)	237	(7,727)
Deferred:
Federal	314	314	85
State	6	29	43
Foreign	233	450	411
Total deferred	553	793	539
Grand total	$(1,137)	$1,030	$(7,188)

The differences between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% were as follows:

	Years Ended December 31,
	2011	2010	2009
Income tax (benefit) at the statutory rate	$6,568	$2,091	$(3,456)
State income taxes	46	(49)	(219)
Foreign tax rate differential	(327)	(265)	(137)
Interest and penalties	446	285	926
Nondeductible items	542	110	320
Release of unrecognized tax benefit	(2,917)	(453)	(7,804)
Other	413	347	(32)
Change in federal valuation allowance	(5,908)	(1,036)	3,214
Income tax provision (benefit)	$(1,137)	$1,030	$(7,188)

State income tax expense included a valuation allowance of $773, $1,209 and $1,080 for 2011, 2010 and 2009, respectively. State income tax expense also included interest and penalties of $0 for 2011, 2010 and $51 for 2009. The tax benefit for 2011 includes a $2,917 benefit from the recognition of previously unrecognized tax benefits, including $961 of accrued interest and penalties, due to expiring statute of limitations. The tax benefit for 2009 includes a $7,804 benefit from the recognition of previously unrecognized tax benefits, including $3,143 of accrued interest and penalties, due to expiring statute of limitations.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $11.3 million at December 31, 2011. The earnings are considered to be permanently reinvested and, accordingly, no deferred U.S. income tax has been provided thereon. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries. In the event all foreign undistributed earnings were remitted to the U.S., any incremental tax liability would be fully offset by the Company’s domestic valuation allowance.

Deferred income taxes reflect the impact of “temporary differences” between asset and liability amounts for financial reporting purposes and such amounts as determined based on existing tax laws. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
Deferred tax assets:
NOL and credits carryover	$91,221	$100,233
Inventory and other reserves	7,058	4,574
Depreciation and amortization	3,599	6,545
Other	16,378	20,322
Less: valuation allowance	(115,948)	(128,969)
Total deferred tax assets	$2,308	$2,705
Deferred tax liabilities:
Goodwill	$3,542	$3,223
Total deferred tax liabilities	$3,542	$3,223

Starting in 2006, the Company recorded a non-cash charge to establish a valuation allowance against all of its gross domestic deferred tax assets. The Company considered all available evidence, positive and negative, and concluded that a full valuation allowance should continue to be established against its domestic deferred tax assets as the Company does not believe it is more likely than not that the benefit of those assets will be fully realized in the future. The valuation allowance in both 2011 and 2010 includes $8,503 related to excess tax benefits of stock option deductions prior to the adoption of the authoritative guidance regarding stock-based compensation. The benefits will increase additional paid-in capital when realized. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Should the Company determine that it would be able to realize all or part of its deferred tax asset in the future, an adjustment to the valuation allowance would be recorded in the period such determination was made. The majority of the Company’s domestic deferred tax assets generally have 10 to 20 years until expiration or indefinite lives.

As of December 31, 2011, the Company had federal net operating loss carryforwards of $201,013 which will expire between 2025 through 2029. State net operating loss carryforwards totaled $219,632 as of December 31, 2011 and will expire in years 2012 through 2031. The valuation allowance was reduced in the current year due to the utilization of certain net operating loss and state tax credit balances. In addition, the Company had $3,242 related to excess tax benefits of stock option deductions which are not included in the net operating loss carryforward amounts above since they have not met the required realization criteria. The Company considers stock option deduction benefits in excess of book compensation charges realized when it obtains an incremental benefit determined by the “With and Without” calculation method, under which excess tax benefits related to stock-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company. As of December 31, 2011, the Company also had federal and California research and development credit carryforwards of $3,992 and $8,301, respectively. The federal research carryforwards will begin to expire in 2023, while the California research credits can be carried forward indefinitely. In addition, the Company has $3,659 in federal foreign tax credits that will begin expiring in 2017.

The changes in the balance of gross unrecognized tax benefits, during the years ended December 31, 2011 and 2010 were as follows:

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$21,608	$22,080	$28,991
Gross increase - tax positions taken during a prior period	65	310	978
Gross decrease - tax positions taken during a prior period	(223)	(996)	(1,214)
Increases due to tax positions taken during the current period	-	440	633
Decreases in the unrecognized tax benefits relating to statute of limitations expiration	(1,957)	(226)	(7,308)
Decreases in the unrecognized tax benefits relating to settlements with taxing authorities	-	-	-
Balance at end of year	$19,493	$21,608	$22,080

The balances of gross unrecognized tax benefits at December 31, 2011, 2010 and 2009 are $19,493, $21,608 and $22,080, respectively, of which $5,187, $7,226 and $8,044 would affect the Company’s effective tax rate if recognized. However, an additional $14,306, $14,382 and $14,036 would impact the Company’s effective rate if the valuation allowance currently established against the Company’s domestic deferred tax assets were to reverse.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the years ended December 31, 2011, 2010 and 2009 included interest and penalties of $446, $285 and $926, respectively. As of December 31, 2011, 2010 and 2009, the Company had approximately $2,373, $2,898 and $2,648, respectively, of accrued interest and penalties related to uncertain tax positions.

The Company is subject to examination for tax years 2000 and forward. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits in the future could decrease by up to $4,448, excluding potential interest and penalties, related to its foreign operations over the course of the next twelve months due to expiring statutes of limitations, which could be recognized as a tax benefit and affect the effective tax rate.

Open and Resolved Tax Matters

The Company files income tax returns in the U.S. federal, various state and foreign jurisdictions. The Company has substantially concluded all U.S. federal and state income tax matters through 1999.

The state of California has notified the Company of a pending examination related to its research and development credits claimed for the tax years 2002 and 2003; however, the Company has not been notified when the audit will commence. In 2010, the state of Illinois notified the Company of an income tax audit for the 2006 and 2007 tax year. This audit concluded in 2011 with no material effect. In 2011, the Company was notified by the Mexico taxing authority of an income tax audit for the 2009 tax year. Also in 2011, the Government of Ontario, Canada notified the Company of an income tax examination for the 2007 and 2008 tax years. The outcomes of these foreign audits are not yet determinable.

With respect to the open matters, the outcomes are not yet determinable. However, management does not anticipate that any adjustments would result in a material change to the Company’s results of operations, financial conditions or liquidity.

11.	Borrowings Under Credit Agreements

On August 13, 2009, the Company, certain financial institutions and Bank of America, N.A., entered into an amended and restated loan and security agreement for a $75,000 asset-based revolving credit facility (the “revolving credit facility”). The Company has granted a security interest in substantially all of its assets to the lenders as security for its obligations under the revolving credit facility. Provided there is no default under the revolving credit facility, the Company may elect, without the consent of any of the lenders, to increase the size of the revolving credit facility under the loan agreement up to an aggregate of $150,000.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The borrowing availability varies according to the levels of the Company's accounts receivable and cash and investment securities deposited in secured accounts with the lenders. Subject to the level of this borrowing base, the Company may make and repay borrowings from time to time until the maturity of the facility. The interest rate is, at the Company's election, Bank of America, N.A.’s prime rate (or base rate) or a LIBOR rate defined in the loan agreement, plus, in each case, an applicable margin. The applicable margin for a loan depends on the average daily availability for the most recent fiscal quarter and the type of loan. Borrowing availability under the revolving credit facility was $75,000 as of December 31, 2011.

The revolving credit facility contains customary events of default. If any event of default under the revolving credit facility occurs, the lenders may terminate their respective commitments, declare immediately due all borrowings under the revolving credit facility and foreclose on the collateral. A cross-default provision applies if a default occurs on other indebtedness in excess of $5,000 and the applicable grace period in respect of the indebtedness has expired, such that the lender of, or trustee for, the defaulted indebtedness has the right to accelerate. The Company is also required to maintain a ratio of Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, to fixed charges, as defined in the revolving credit facility, of at least 1.1 to 1.0 when the covenant is required to be tested. The ratio is measured only if certain borrowing-availability thresholds are not met.

On January 31, 2011, the Company entered into an amendment to the revolving credit facility that, among other things: (i) extends the maturity date to August 13, 2013, (ii) reduces, starting January 1, 2011, the applicable interest rate margins to a range of 0.50% to 1.00% above the applicable base rate for base rate loans, as compared to 3.00% above the applicable base rate in the original agreement, and 2.25% to 2.75% above the applicable LIBOR rate for LIBOR rate loans, as compared to 4.00% above the applicable LIBOR rate in the original agreement, in each case depending on the Company's borrowing availability, and (iii) reduces, starting January 1, 2011, the unused line fee to 0.375% per year if utilization of the line is greater than or equal to 50%, and to 0.50% per year if utilization of the line is less than 50%, as compared to 1.00% per year in the original agreement.

During the fourth quarter of 2011, the Company drew down $35,000 on the revolving credit facility. This borrowing was a LIBOR rate loan, with an initial interest rate per annum of 2.5%, provided that, in accordance with the loan agreement, such rate may adjust on a monthly basis. The Company repaid the full amount during the same quarter from cash provided by operations and had no borrowings outstanding under this agreement at December 31, 2011.

12.	Employee Benefit Plan

LeapFrog sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides that employees may defer up to 100% of their annual compensation, not to exceed the Internal Revenue Service (“IRS”) maximum contribution limit. In 2009, LeapFrog matched 50% of employee contributions up to the lesser of $2 or 6% of the participant’s compensation per plan year, which vests over three years. During 2009, the Company recorded total compensation expense of $578, related to the defined contribution plan. The Company discontinued its matching program in 2010 and therefore did not incur any related compensation expense in 2010 and 2011.

13.	Stock-Based Compensation

Stock-based compensation arrangements

On March 17, 2011, the board of directors of the Company adopted the 2011 EIP that became effective upon stockholder approval on June 2, 2011, and replaced the 2002 EIP in advance of its expiration as the sole plan for providing stock-based incentive compensation to eligible employees and consultants.

All outstanding stock awards granted under the 2002 EIP continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2002 EIP. On the effective date of the 2011 EIP, a total of six million newly approved shares of Class A common stock became available for grant under the 2011 EIP and any shares remaining available for new grants under the 2002 EIP on the effective date of the 2011 EIP became available for issuance under the 2011 EIP. In addition, any shares subject to outstanding stock awards granted under the 2002 EIP that expire or terminate for any reason prior to exercise or settlement or are forfeited because of the failure to meet a contingency or condition required to vest such shares or are reacquired or withheld by the Company to satisfy a tax withholding obligation or as consideration for the exercise of a stock option shall become available for issuance pursuant to awards granted under the 2011 EIP.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The Company’s 2002 Non-Employee Plan, as amended and restated to date, was unaffected by the adoption of the 2011 EIP and remains the primary plan pursuant to which stock-based incentive compensation is granted to the Company’s non-employee directors.

The Company currently has outstanding two types of stock-based compensation awards to its employees, directors and certain consultants: stock options and RSUs. Both stock options and RSUs can be used to acquire shares of the Company's Class A common stock, are exercisable or convertible, as applicable, over a period not to exceed ten years, and are most commonly assigned four-year vesting periods. The Company does not currently have any outstanding RSAs. The Company also has an employee stock purchase plan (“ESPP”).

On August 26, 2009, the stockholders of the Company approved a stock option exchange program, as described in the Company’s definitive proxy statement filed with the Securities and Exchange Commission (“SEC”) on July 15, 2009. Under the option exchange program (the “Offer”), the Company offered to exchange, for new lower-priced options, certain outstanding options previously granted under either its 2002 Equity Incentive Plan or 2002 Non-Employee Plan or under two non-plan options held by its CEO. Option holders eligible to participate in the Offer to exchange tendered, and the Company accepted for cancellation, options to purchase an aggregate of 6,372 shares of the Company’s Class A common stock from 214 participants, representing 96.5% of the total shares of Class A common stock underlying options eligible for exchange in the Offer.

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

The exchange ratios were calculated using a Monte-Carlo simulation based on the closing price of the Class A common stock as reported on the NYSE for the business day prior to the expiration date of the Offer on August 26, 2009, which was $3.79 (the “Market Price”), as well as other valuation assumptions such as expected term, volatility, risk-free interest rate, and probabilities of exercise and forfeiture. The exercise price per share of the new options other than those granted to the CEO and directors was the Market Price. In the case of any new option grants issued to the Company’s CEO and directors, while the exercise price of such options was $6.25, the exchange ratio was determined using the Market Price to calculate the value of the new option grants, with the result that these individuals received grants covering fewer shares than they would have received had the value of the new option grants been calculated using $6.25. The exchange was designed to result in no additional compensation expense.

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

There were no stock options grants valued using a Monte-Carlo simulation during the fiscal years ended December 31, 2011 and 2010.

The Company is authorized to issue up to a total of 24,000 shares of Class A common stock for any of the types of awards authorized under the 2011 EIP, 2002 EIP or 2002 Non-Employee Plan. At December 31, 2011, the remaining availability for future grants was 9,535 for stock-based awards and 1,361 for the ESPP.

Valuation of Stock-based compensation

The Company calculates employee stock-based compensation expense based on those awards ultimately expected to vest and reduces compensation expense as necessary for estimated forfeitures. Stock-based compensation expense is a non-cash charge to employee compensation expense and a credit to additional paid-in capital.

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

The assumptions used in the Black-Scholes option valuation model and the weighted average grant date fair value per share for the three years ended December, 31, 2011, 2010 and 2009 were as follows:

	Years Ended December 31,
	2011	2010	2009
Estimate of fair value for total awards using Black-Scholes	$4,075	$2,169	$2,497
Expected term (years)	4.86	5.64	6.12
Volatility	58.5%	56.5%	51.8%
Risk-free interest rate	1.7%	2.3%	2.5%
Expected dividend yield	-%	-%	-%

There were no stock option grants valued using a Monte-Carlo simulation during the fiscal year ended December 31, 2011 and 2010. During the second quarter of 2009, fair value for those options granted with vesting based upon a service condition and a market condition, the fair value of which was $12,955, was estimated using the Monte-Carlo simulation with an expected term of 3.25 years, volatility of 55.0%, risk-free interest rate of 1.52% and zero expected dividend yield.

RSUs and RSAs

RSAs and RSUs are payable in shares of the Company’s Class A common stock. The fair value of these stock-based awards is equal to the closing market price of the Company’s stock on the date of grant. The grant date fair value is recognized on a straight-line basis in compensation expense over the vesting period of these stock-based awards, which is generally four years.

With regard to RSUs, a forfeiture assumption of approximately 20% is currently being used, reflecting historical and expected future forfeiture rate.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

ESPP

Effective September 1, 2011, the Company increased the discount from the fair market value of the Company’s common stock offered to participants from 5% to 15%, which resulted in stock-based compensation expense due to departure from the IRS safe harbor. The fair value of shares granted under the ESPP was $132 as of December 31, 2011, estimated using the expected term of 0.5 years, volatility of 44.2%, risk-free interest rate of 0.05%, zero forfeiture rate and zero expected dividend yield.

Non-Employee Stock-Based Awards

Stock-based compensation arrangements with non-employees are accounted for using a fair value approach. The compensation costs resulting from these arrangements are subject to re-measurement over the vesting terms.

Impact of Stock-based compensation

The following table summarizes stock-based compensation expense charged to SG&A and research and development (“R&D”) expense for the three years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011		2010	2009
SG&A:
Stock options	$1,912	*	$2,723	$7,952
RSUs	2,876		2,164	1,316
ESPP	89		-	-
Total SG&A	4,877		4,887	9,268
R&D:
Stock options	434		741	769
RSUs	251		544	659
Total R&D	685		1,285	1,428
Total expense	$5,562		$6,172	$10,696

*	Amount includes the reversal of $950 in stock option compensation expense in connection with the departure of certain senior level employees including the former Chief Executive Officer.

Stock-based compensation expense related to RSUs is calculated based on the market price of the Company’s common stock on the grant date. The total market value of RSUs and stock awards granted in 2011, 2010 and 2009 as measured on the grant date was $2,750 $7,989 and $147, respectively.

Stock plan activity

Stock Options

The activity in the Company’s stock option plan for the years ended December 31, 2011, 2010 and 2009 was as follows:

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2008	8,119	$10.96	7.55	$-
Grants	7,805	$3.82
Retired or forfeited	(7,921)	$10.99
Outstanding at December 31, 2009	8,003	$3.97	8.23	$258
Grants	763	$5.36
Exercises	(583)	$3.13
Retired or forfeited	(1,929)	$3.95
Outstanding at December 31, 2010	6,254	$4.22	6.11	$9,870
Grants	1,939 *	$4.18
Exercises	(944)	$3.09
Retired or forfeited	(2,045)**	$5.24
Outstanding at December 31, 2011	5,204	$4.01	7.22	$8,817

Vested and exercisable at December 31, 2011	2,675	$3.93	5.64	$4,991
Vested and exercisable at December 31, 2010	3,870	$4.42	4.57	$5,681

*	Amount includes 850 option shares granted to the Company's current Chief Executive Officer in connection with his hiring as an officer and employee of the Company.
**	Amount includes 264 option shares forfeited by the former Chief Executive Officer in connection with his resignation as an officer and employee of the Company.

Stock options outstanding that are expected to vest are shown net of estimated future option forfeitures. The price of a share of the Company’s Class A common stock was $5.59 and $5.55 as of December 31, 2011 and 2010, respectively. As of December 31, 2011, options to purchase 2,675 shares of Class A common stock with an intrinsic value of $4,991 were fully vested. As of December 31, 2011, unrecognized compensation cost related to stock options granted under the Plans totaled $4,528. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.58 years.

The table below shows information by range of exercise prices for the Company’s outstanding stock options as of December 31, 2011:

	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Life in Years	Number of Shares	Weighted Average Exercise Price
$1.41 - $2.99	1,191	$2.54	6.66	915	$2.49
$3.00 - $3.92	1,594	$3.77	6.59	965	$3.80
$3.93 - $4.99	1,768	$4.32	8.85	290	$4.16
$5.00 - $5.96	202	$5.50	7.17	91	$5.57
$5.97 - $19.74	449	$6.89	4.51	414	$6.91
Total	5,204	$4.01	7.22	2,675	$3.93

These options will expire if not exercised by specific dates through December 2021. During the year ended December 31, 2011, 1,184 stock options expired and were cancelled.

RSUs and RSAs

The activity in the Company’s RSUs and RSAs for the years ended December 31, 2011, 2010 and 2009 was as follows:

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	918	$8.72
Grants	59	$2.47
Vested	(314)	$9.51
Retired or forfeited	(142)	$8.39
Nonvested at December 31, 2009	521	$8.16
Grants	1,313	$6.08
Vested	(167)	$8.06
Retired or forfeited	(136)	$6.21
Nonvested at December 31, 2010	1,531	$6.54
Grants	672 *	$4.09
Vested	(505)	$6.45
Retired or forfeited	(514)**	$6.01
Nonvested at December 31, 2011	1,184	$5.41

Vested and deferred at December 31, 2011	85	$10.78
Vested and deferred at December 31, 2010	85	$10.78

*	Amount includes 150 RSUs granted to the Company's current Chief Executive Officer in connection with his hiring as an officer and employee of the Company.
**	Amount includes 78 RSUs forfeited by the former Chief Executive Officer in connection with his resignation as an officer and employee of the Company.

As of December 31, 2011, unrecognized compensation cost related to RSUs and RSAs granted under the Plans totaled $3,514. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.04 years.

14.	Derivative Financial Instruments

At December 31, 2011 and 2010, the Company had outstanding foreign exchange forward contracts with notional values of $21,299 and $28,293, respectively. The gains and losses on these instruments are recorded in “other income (expense)” in the consolidated statements of operations. Gains and losses from foreign exchange forward contracts, net of gains and losses on the underlying transactions denominated in foreign currency, for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Years Ended December 31,
	2011	2010	2009
Gains (losses) on foreign exchange forward contracts	$(2,004)*	$(204)	$(55)
Gains (losses) on underlying transactions denominated in foreign currency	(1,644)	(146)	(404)
Net gains (losses)	$(3,648)	$(350)	$(459)

*	Amount includes a $1.5 million realized loss on foreign exchange forward hedging contracts in our U.S. segment due to an operational error.

15.	Stockholders’ Equity

The Company is authorized to issue 180,000 shares of common stock at a par value of $0.0001 per share, of which 139,500 shares are designated as Class A and 40,500 shares are designated as Class B. Class A shares outstanding at December 31, 2011 and 2010 were 54,923 and 43,783, respectively. Class B shares outstanding at December 31, 2011 and 2010 were 11,113 and 20,961, respectively.

Class A stockholders are entitled to one vote per share and Class B stockholders are entitled to ten votes per share. The Class B stockholders have the right to convert their Class B shares into an equal number of Class A shares.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Beginning April 2004 and continuing through late December 2011, LeapFrog was a “controlled company” under the rules of the NYSE, as Mollusk Holdings, LLC (“Mollusk”) held more than 50% of the voting power of our outstanding shares. On December 27, 2011, Mollusk converted, on a one-to-one basis, 3,704 shares of the Company’s Class B common stock into shares of the Company’s Class A common stock. After giving effect to the conversion, Mollusk holds approximately 6.7 million shares of the Company’s Class B common stock and 3.8 million shares of the Company’s Class A common stock, which together represent approximately 16.0% of the outstanding capital stock of the Company.  As a result of the conversion, Mollusk’s voting power of LeapFrog’s outstanding shares decreased to approximately 42.8%, therefore, LeapFrog is no longer considered a “controlled company” under the rules of the NYSE. In addition, in 2011, 2010 and 2009, certain Class B stockholders elected to convert 6,144, 6,179 and 0 shares, respectively, of their Class B common stock into the same number of shares of Class A common stock at par value. These transactions had no material impact on the Company’s financial statements.

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

In the event of liquidation, Class A and B common stockholders are equally entitled to all assets of the Company available for distribution.

16.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods presented.

	Years Ended December 31,
	2011	2010	2009
(Numerator)
Net income (loss)	$19,902	$4,945	$(2,688)
(Denominator)
Weighted average shares outstanding during period:
Class A and B - basic	65,406	64,368	63,914
Common stock equivalents	926	1,259	-
Class A and B - diluted	66,332	65,627	63,914
Net income (loss) per share:
Class A and B - basic and diluted	$0.30	$0.08	$(0.04)

For 2009, common share equivalents were excluded from the calculations of net loss per share, as their effect on net loss per share would be antidilutive. Outstanding weighted average common stock equivalents of Class A common stock excluded from the calculations were 168 for the year ended December 31, 2009.

17.	Related Party Transactions

Mollusk Holdings, LLC, an entity controlled by Lawrence J. Ellison, CEO of Oracle Corporation, is the Company’s largest stockholder. As of December 31, 2011, Mr. Ellison may be deemed to have or share the power to direct the voting and disposition, and therefore to have beneficial ownership, of approximately 6.7 million shares of the Company’s Class B common stock and 3.8 million shares of the Company’s Class A common stock, which represents approximately 42.7% of the combined voting power of the Company’s Class A common stock and Class B common stock.

In 2011, 2010 and 2009, the Company purchased software products and support services totaling $2,680, $1,138 and $856, respectively, from Oracle Corporation on terms the Company believes are comparable to those it would obtain in an arm’s-length agreement.

In 2010 and 2009, the Company paid Pillar Data Systems, Inc. a total of $61 and $368, respectively, in arm’s-length transactions for equipment fees. Mr. Ellison is the majority stockholder of Pillar Data Systems, Inc.

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

18.	Concentrations of Credit Risk and Certain Other Risks

Financial instruments that subject the Company to concentrations of credit risk include cash equivalents, foreign exchange transactions, long-term investments and trade receivables. Cash and cash equivalents consist of cash and money market funds. Long-term investments consist of ARS, which are generally illiquid and experienced significant impairment losses beginning in the fourth quarter of 2007 due to the adverse credit and financial markets conditions that prevailed at the time. The carrying value of the Company’s investment in ARS has declined 33% from its original book value, or par, as of December 31, 2011. Although beginning in 2009, the value of these investments stabilized significantly, further impairment losses may be incurred. Foreign exchange transactions consist primarily of short-term foreign currency transactions with highly rated financial institutions.

LeapFrog manufactures and sells its products primarily to national and regional mass-market retailers in the U.S. Credit is extended based on an evaluation of the customers’ financial condition; generally, collateral is not required. Allowances for credit losses are provided for in the consolidated financial statements at the time of sale. Three major retailers accounted for 74% and 67% of total accounts receivable at December 31, 2011 and 2010, respectively. Should any of these three retailers experience difficulties paying their debts to LeapFrog, this could have a significant negative impact on the Company’s statement of operations and cash flows.

Seasonality of Sales

Sales of LeapFrog’s products have historically been highly seasonal with a substantial majority of the sales occurring during the third and fourth quarters. Failure to predict accurately and respond appropriately to changes in retailer and consumer demand may cause LeapFrog to produce excess inventory, which could adversely affect operating results and financial condition. Conversely, if a product achieves greater success than anticipated, the Company may not have sufficient inventory to meet customer demand, which could adversely impact LeapFrog’s relations with its customers.

Manufacturing Vendor Concentration

LeapFrog’s manufacturing and operations strategy is designed to maximize the use of outsourced services, particularly with respect to the actual production and physical distribution of its products. The Company believes that its outsourcing strategy enhances the scalability of the manufacturing process. Since the Company does not have its own manufacturing facilities, it is dependent on close working relationships with its contract manufacturers for the supply and quality of its products and the computer chips contained in these products. LeapFrog uses contract manufacturers located in Asia, primarily in China, to manufacture its finished products. Given the highly seasonal nature of its business, any unusual delays or quality control problems could have a material adverse effect on LeapFrog’s operating results and financial condition. LeapFrog’s top three vendors supplied a total of 65%, 57% and 64% of LeapFrog’s products in 2011, 2010 and 2009, respectively. In 2011, LeapFrog’s largest individual vendor, Wynnewood Corp. Ltd., located in China, supplied 35% of LeapFrog’s products. In 2010 and 2009, WKK Technology Limited, located in China, supplied 24% and 26%, respectively, of LeapFrog’s products. The Company expects to continue to use a limited number of contract manufacturers and fabricators.

Customer Concentration

A limited number of customers historically have accounted for a substantial portion of the Company’s gross sales. For the last three fiscal years, the Company’s top three customers have been Target, Toys “R” Us and Wal-Mart. The relative percentage of gross sales to the top three customers to total Company gross sales were as follows for the three years shown below:

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Gross sales:
Wal-Mart	23%	21%	22%
Toys "R" Us	18%	20%	19%
Target	14%	17%	16%
Total	55%	58%	57%

Wal-Mart, Target and Toys “R” Us accounted for 38%, 16% and 20% of total Company gross accounts receivable, respectively at December 31, 2011, as compared to 23%, 21% and 23%, respectively at December 31, 2010.

19.	Commitments and Contingencies

Leases and Royalties

The Company is obligated to pay certain minimum royalties in connection with license agreements to which it is a party. Royalty expense was $13,874, $18,625 and $15,711 for the three years ended December 31, 2011, 2010 and 2009, respectively.

The Company leases its facilities under operating leases that expire at various dates through 2016. Rent expense related to facilities for general administration and operations is charged to operating expenses in the statement of operations and totaled $2,377, $2,480 and $2,497 for the three years ended December 31, 2011, 2010 and 2009, respectively. Rent expense related to warehouse facilities is charged to cost of sales in the statement of operations and totaled $1,211, $1,856 and $2,694 for the three years ended December 31, 2011, 2010 and 2009, respectively.

Minimum rent commitments under all non-cancelable operating leases and minimum royalty commitments are set forth in the following table:

	Operating
Years Ended December 31,	Leases	Royalties	Total
2012	$5,084	$881	$5,965
2013	4,554	477	5,031
2014	4,561	-	4,561
2015	3,021	-	3,021
2016	735	-	735
Total	$17,955	$1,358	$19,313

The Company accounts for total rent expense under the leases on a straight-line basis over the lease terms. The Company had a deferred rent liability relating to rent escalation costs net of tenant incentives for its Emeryville, California headquarters. In December 2010, the Company early terminated its lease of one of the remaining three suites in its Emeryville, California headquarters. As a result, the Company reduced its deferred rent liability by $428 and credited against its rent expenses. At December 31, 2011 and 2010, the deferred rent liability was $1,843 and $1,571, respectively. Deferred rent is included in long-term liabilities.

Legal Proceedings

Although the Company is not currently party to any material pending legal proceedings, from time to time, third parties assert patent infringement claims against the Company. Currently, the Company is engaged in lawsuits regarding patent issues, and the Company also is occasionally notified of other potential patent disputes. In addition, from time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of other intellectual property rights, claims related to breach of contract, employment matters and a variety of other claims. Unsettled matters are in various stages of litigation and their outcome is currently not determinable. However, in the opinion of management, based on current knowledge, there is not at least a reasonable possibility that any of the foregoing legal proceedings or claims may have a material adverse effect on the Company’s financial position, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors. In addition, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in the same reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements of a particular reporting period could be materially adversely affected.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

20.	Segment Reporting

The Company’s business is organized, operated and assessed in two geographic segments: U.S. and International.

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

The accounting policies of the segments are the same as those described in Note 2 of these Notes to the Consolidated Financial Statements.

The primary business of the two operating segments is as follows:

•	The U.S. segment is responsible for the development, design, sales and marketing of multimedia learning platform products and related content, and learning toys, sold primarily through retail and distributor channels and through the Company’s website in the U.S. In addition, beginning in late 2011, this segment began distributing third party content through our App Center.

•	The International segment is responsible for the localization, sales and marketing of multimedia learning platform products and related content, and learning toys, originally developed for the U.S., sold primarily in retail and distributor channels outside of the U.S. In addition, beginning in late 2011, this segment began distributing to certain territories, third party content through our App Center.

The table below shows certain information by segment for the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,
	2011	2010	2009
Net sales:
United States	$342,050	$344,296	$306,472
International	113,090	88,268	73,362
Totals	$455,140	$432,564	$379,834
Income (loss) from operations:
United States	$5,553	$(3,022)	$(18,506)
International	18,144	10,827	10,093
Totals	$23,697	$7,805	$(8,413)
Total assets:
United States	$262,180	$231,593	$251,221
International	68,852	61,887	54,774
Totals	$331,032	$293,480	$305,995

In 2011, 2010 and 2009, no countries other than the U.S. accounted for 10% or more of LeapFrog’s consolidated net sales.

The table below shows the net sales of the Company’s product portfolio by segment for the years ended December 31, 2011, 2010 and 2009:

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

	Years Ended December 31,
	2011	%	2010	%	2009	%
SEGMENTS	(Dollars in millions)
United States:
Multimedia learning platforms	$250.0	73%	$251.0	73%	$202.8	66%
Learning toys	85.0	25%	88.9	26%	96.2	31%
All other	7.0	2%	4.4	1%	7.5	3%
Total	$342.0	100%	$344.3	100%	$306.5	100%
International:
Multimedia learning platforms	$65.3	58%	$45.7	52%	$41.1	56%
Learning toys	47.0	41%	41.6	47%	32.2	44%
All other	0.8	1%	1.0	1%	-	-%
Total	$113.1	100%	$88.3	100%	$73.3	100%

CONSOLIDATED LEAPFROG
Multimedia learning platforms	$315.3	69%	$296.7	69%	$243.9	64%
Learning toys	132.0	29%	130.5	30%	128.4	34%
All other	7.8	2%	5.4	1%	7.5	2%
Total net sales	$455.1	100%	$432.6	100%	$379.8	100%

21.	Selected Quarterly Financial Information-Unaudited

Unaudited selected financial information by quarter for the years ended December 31, 2011 and 2010 is presented below:

	For 2011 Quarters Ended				Full Year
	March 31	June 30	September 30	December 31	2011
Net sales	$39,678	$54,420	$150,832	$210,210	$455,140
Gross profit	11,756	18,982	61,807	93,607	186,152
Total operating expenses	33,606	32,074	36,858	59,917	162,455
Income (loss) from operations	(21,850)	(13,092)	24,949	33,690	23,697
Net income (loss)	$(22,186)	$(13,770)	$23,048	$32,810	$19,902
Net income (loss) per common share:
Basic	$(0.34)	$(0.21)	$0.35	$0.50	$0.30
Diluted	$(0.34)	$(0.21)	$0.35	$0.49	$0.30
Market price range common stock:
High	$5.65	$4.79	$4.36	$6.18	$6.18
Low	$3.73	$3.79	$2.57	$2.97	$2.57

	For 2010 Quarters Ended				Full Year
	March 31	June 30	September 30	December 31	2010
Net sales	$42,406	$62,413	$137,956	$189,789	$432,564
Gross profit	12,432	22,747	57,986	85,809	178,974
Total operating expenses	35,487	34,926	41,744	59,012	171,169
Income (loss) from operations	(23,055)	(12,179)	16,242	26,797	7,805
Net income (loss)	$(23,558)	$(12,581)	$15,790	$25,294	$4,945
Net income (loss) per common share:
Basic	$(0.37)	$(0.20)	$0.25	$0.39	$0.08
Diluted	$(0.37)	$(0.20)	$0.24	$0.38	$0.08
Market price range common stock:
High	$7.14	$7.50	$5.75	$6.63	$7.50
Low	$3.05	$3.76	$3.72	$5.31	$3.05

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Attached as exhibits to this Annual Report on Form 10-K are certifications of our CEO and the CFO required by Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Rule 13a-14(a) Certifications”). This Controls and Procedures section of the Annual Report on Form 10-K includes the information concerning the controls evaluation referred to in the Rule 13a-14(a) Certifications.

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This evaluation was performed by management, with the participation of our CEO and CFO. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in our reports. In the course of the evaluation, we review and identify data errors and control problems, if any, and seek to confirm, as applicable, that appropriate corrective actions, including process improvements, have been undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures can be reported in our periodic reports filed with the Securities and Exchange Commission on Forms 10-Q, 10-K, and others as may be required from time to time.

Based upon the management’s evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management evaluated and assessed our internal control over financial reporting as of December 31, 2011, the end of our fiscal year. Management, with the participation of our CEO and CFO, evaluated our internal control over financial reporting using the framework and on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

Based on management’s evaluation of our internal control over financial reporting, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited our internal control over financial reporting as of December 31, 2011, and has issued an attestation report on our internal control over financial reporting, as reflected in its attestation report appearing herein.

Inherent Limitations on Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Moreover, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure system are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On November 1, 2011, we issued a press release announcing financial results for the third quarter ended September 30, 2011. The material information included in such press release was included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2011.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2012 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Annual Report on Form 10-K as our 2012 Proxy Statement, which we expect to file with the SEC no later than April 30, 2012.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing in our 2012 Proxy Statement under the following headings is incorporated herein by reference:

•	“Proposal One: Election of Directors”

•	“Board of Directors and Corporate Governance-Committees of the Board”

•	“Section 16(a) Beneficial Ownership Reporting Compliance”

The information under the heading “Executive Officers of the Registrant” in Item 1 of this Annual Report on Form 10-K is also incorporated by reference in this Item 10.

In April 2005, our Board of Directors adopted the LeapFrog Code of Business Conduct and Ethics, which applies to all of our employees and directors, including our CEO, CFO, who is our principal financial officer, and our Vice President, Corporate Controller, who is our principal accounting officer. In August 2006, our Board adopted a number of versions of our Code of Business Conduct and Ethics that are specifically tailored to the various international locations in which we have operations. The United States and international versions of our Code of Business Conduct and Ethics are posted in the investor relations section of our website at www.leapfroginvestor.com under the heading “Corporate Governance.” If we make any substantive amendments to our Code of Business Conduct and Ethics or grant any waiver therefrom to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on the investor relations section of our website at www.leapfroginvestor.com under the heading “Corporate Governance.”

ITEM 11. EXECUTIVE COMPENSATION

The information appearing in our 2012 Proxy Statement under the following headings is incorporated herein by reference:

•	“Director Compensation”

•	“Board of Directors and Corporate Governance-Committees of the Board- Compensation Committee” and “Compensation Committee Interlocks and Insider Participation”

•	“Executive Compensation”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2012 Proxy Statement under the following headings is incorporated herein by reference:

•	“Security Ownership of Certain Beneficial Owners and Management”

Equity Compensation Plan Information

The following table shows certain information concerning our Class A common stock reserved for issuance in connection with our Amended and Restated 2002 Equity Incentive Plan, our 2011 Equity Incentive Plan, our Amended and Restated 2002 Non-Employee Directors’ Stock Award Plan and our Amended and Restated 2002 Employee Stock Purchase Plan, as of December 31, 2011:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	6,388,175	$4.01	10,895,479	(1)
Equity compensation plans not approved by security holders	-	-	-

TOTAL	6,388,175	$4.01	10,895,479

(1)	Includes 1,360,879 shares reserved for issuance under our Amended and Restated 2002 Employee Stock Purchase Plan, 9,477,169 shares reserved for issuance under our 2011 Equity Incentive Plan, and 57,431 shares reserved for issuance under our Amended and Restated 2002 Non-Employee Directors’ Stock Award Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in our 2012 Proxy Statement under the following headings is incorporated herein by reference:

•	“Transactions with Related Persons”

•	“Board of Directors and Corporate Governance-Independence of the Board of Directors”

•	“Board of Directors and Corporate Governance-Committees of the Board”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in our 2012 Proxy Statement under the heading “Proposal Two: Ratification of Selection of Independent Registered Public Accounting Firm-Independent Registered Public Accounting Firm Fee Information” and “Pre-Approval Procedures of Audit and Non-Audit Services by the Independent Registered Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements: The following are filed as a part of Item 8 of this Annual Report on Form 10-K:

(2)	Financial Statement Schedules: The following financial statement schedule is included as Appendix A of this Annual Report on Form 10-K:

Valuation and Qualifying Accounts and Allowances

(3)	The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAPFROG ENTERPRISES, INC

By:	/s/ Mark A. Etnyre
Mark A. Etnyre Chief Financial Officer and Principal Financial Officer

Date:	February 29, 2012

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints John Barbour and Mark A. Etnyre, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JOHN BARBOUR	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2012
John Barbour

/s/ MARK A. ETNYRE	Chief Financial Officer (Principal Financial Officer)	February 29, 2012
Mark A. Etnyre

/s/ SARAH A. MASON	Corporate Controller (Principal Accounting Officer)	February 29, 2012
Sarah A. Mason

/s/ WILLIAM B. CHIASSON	Chairman	February 29, 2012
William B. Chiasson

/s/ THOMAS J. KALINSKE	Vice Chairman and Director	February 29, 2012
Thomas J. Kalinske

/s/ PAUL T. MARINELLI	Director	February 29, 2012
Paul T. Marinelli

/s/ STANLEY E. MARON	Director	February 29, 2012
Stanley E. Maron

/s/ E. STANTON MCKEE, JR.	Director	February 29, 2012
E. Stanton McKee, Jr.

/s/ DAVID C. NAGEL	Director	February 29, 2012
David C. Nagel

/s/ RANDY O. RISSMAN	Director	February 29, 2012
Randy O. Rissman

/s/ PHILIP B. SIMON	Director	February 29, 2012
Philip B. Simon

/s/ CADEN C. WANG	Director	February 29, 2012
Caden C. Wang

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-86898	3.03	7/22/2002

3.02	Amended and Restated Bylaws	8-K	001-31396	3.01	6/5/2009

4.01	Form of Specimen Class A Common Stock Certificate	10-Q	001-31396	4.01	11/3/2011

4.02	Fourth Amended and Restated Stockholders Agreement, dated as of May 30, 2003, by and among LeapFrog Enterprises, Inc. and the other persons named therein	10-Q	001-31396	4.02	8/12/2003

10.01	Form of Indemnification Agreement entered into by LeapFrog Enterprises, Inc. with certain of its directors and executive officers	10-Q	001-31396	10.01	5/4/2007

10.02	Net Lease, dated November 14, 2000, between Hollis Street Investors, LLC and LeapFrog Enterprises, Inc. as amended	S-1	333-86898	10.02	4/24/2002

10.03	Fifth Amendment to Lease, dated March 7, 2005, by and between Hollis Street Investors, L.L.C. and LeapFrog Enterprises, Inc.	10-K	001-31396	10.03	3/29/2005

10.04	Sixth Amendment to Lease, dated March 22, 2006, by and between Hollis Street Investors, L.L.C. and LeapFrog Enterprises, Inc.	10-Q	001-31396	10.42	5/9/2006

10.05	Seventh Amendment to Lease, dated December 6, 2010, by and between Hollis Street Investors, L.L.C. and LeapFrog Enterprises, Inc.					X

10.06	Industrial Lease-Net by and between SP Kaiser Gateway I, LLC and LeapFrog Enterprises, Inc. dated March 31, 2004	10-Q	001-31396	10.29	5/10/2004

10.07	Amendment No. 1 to Industrial Lease-Net by and between Campbell Hawaii Investor LLC, and LeapFrog Enterprises, Inc. dated as of March 29, 2010	10-K	001-31396	10.05	2/22/2010

10.08*	Amended and Restated 2002 Employee Stock Purchase Plan	10-Q	001-31396	10.05	8/4/2011

10.09*	Amended and Restated 2002 Equity Incentive Plan	10-Q	001-31396	10.01	7/28/2010

10.10*	Form of Stock Option Agreement under the 2002 Equity Incentive Plan	10-Q	001-31396	10.01	11/9/2007

10.11*	Form of Restricted Stock Unit Award Agreement under the 2002 Equity Incentive Plan	10-Q	001-31396	10.02	11/9/2007

10.12*	Amended and Restated 2002 Non-Employee Directors' Stock Award Plan, as amended and restated on June 29, 2011	10-Q	001-31396	10.04	8/4/2011

10.13*	Form of Stock Option Agreement (Nonstatutory Stock Option)under the 2002 Non-Employee Directors’ Stock Award Plan	S-1/A	333-86898	10.09	7/5/2002

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
10.14*	Form of Restricted Stock Unit Agreement under the 2002 Non-Employee Directors' Stock Award Plan					X

10.15*	LeapFrog Enterprises, Inc. 2011 Equity Incentive Plan	8-K/A	001-31396	10.01	6/30/2011

10.16*	Form of Stock Option Agreement under the 2011 Equity Incentive Plan	10-Q	001-31396	10.05	8/4/2011

10.17*	Form of Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan	10-Q	001-31396	10.03	8/4/2011

10.18*	Certain Compensation Arrangements with Named Executive Officers††					†

10.19*	Summary Description of the 2011 Cash Bonus Plan for Executive Officers	10-Q	001-31396	10.06	8/4/2011

10.20*	Executive Management Severance and Change in Control Benefit Plan	10-K	001-31396	10.15	2/22/2011

10.21*	Compensation Arrangements between LeapFrog Enterprises, Inc. and its Board of Directors†					††

10.22*	Employment Agreement, dated as of March 1, 2010, between Leapfrog Enterprises, Inc. and William B. Chiasson	10-Q	001-31396	10.04	5/4/2010

10.23*	Employment Resignation and Transition Agreement, dated February 27, 2011, between LeapFrog Enterprises, Inc. and William B. Chiasson	8-K	001-31396	10.01	2/28/2011

10.24*	Amendment to Executive Management Severance and Change in Control Benefit Plan dated March 30, 2010 between Michael J. Dodd and LeapFrog Enterprises, Inc.	10-Q	001-31396	10.05	5/4/2010

10.25*	Amendment to Executive Management Severance and Change in Control Benefit Plan dated March 30, 2010 between Michael Y. Chai and LeapFrog Enterprises, Inc.	10-Q	001-31396	10.06	5/4/2010

10.26*	Letter Agreement with Michael J. Dodd dated September 29, 2010	10-Q	001-31396	10.01	11/2/2010

10.27*	Letter Agreement with Michael Y. Chai dated September 29, 2010	10-Q	001-31396	10.02	11/2/2010

10.28*	Letter Agreement with William K. Campbell dated September 29, 2010	10-Q	001-31396	10.03	11/2/2010

10.29*	Employment Agreement, dated as of February 27, 2011, between LeapFrog Enterprises, inc. and John Barbour	8-K	001-31396	10.2	2/28/2011

10.30	Technology License Agreement by and between LeapFrog Enterprises, Inc. and Anoto AB, among other parties, dated as of January 25, 2004 **	10-K	001-31396	10.27	2/22/2010

10.31	Amendment No. 1 to Technology License Agreement by and between LeapFrog Enterprises, Inc. and Anoto AB, among other parties, dated December 7, 2004	10-K	001-31396	10.28	2/22/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
10.32	Amendment No. 2 to Technology License Agreement by and between LeapFrog Enterprises, Inc., Anoto AB and Anoto Group AB, dated as of March 25, 2005 **	10-K	001-31396	10.29	2/22/2010

10.33	Amendment No. 3 to Technology License Agreement by and between LeapFrog Enterprises, Inc., Anoto AB and Anoto Group AB, dated as of June 29, 2005 **	10-K	001-31396	10.30	2/22/2010

10.34	Amendment No. 4 to Technology License Agreement between LeapFrog and Anoto A.B., among other parties, dated August 19, 2005 **	10-K	001-31396	10.31	2/22/2010

10.35	Amendment No. 5 to Technology License Agreement by and between LeapFrog Enterprises, Inc., Anoto AB and Anoto Group AB, dated July as of 27, 2006 **	10-K	001-31396	10.32	2/22/2010

10.36	Amended and Restated Loan and Security Agreement, dated as of August 13, 2009, by and among LeapFrog Enterprises, Inc., certain financial institutions and Bank of America, N.A.	10-Q	001-31396	10.02	11/3/2009

10.37	Amendment No.1 and Acknowledgment to Amended and Restated Loan and Security Agreement dated as of November 3, 2009 by and among LeapFrog Enterprises, Inc., certain financial institutions and Bank of America, N.A.					X

10.38	Amendment No. 2 to Amended and Restated Loan and Security Agreement dated as of January 31, 2011 by and among LeapFrog Enterprises, Inc., certain financial institutions and Bank of America, N.A.	8-K	001-31396	10.1	2/3/2011

21.01	List of Subsidiaries					X

23.01	Consent of Independent Registered Public Accounting Firm					X

24.01	Power of Attorney (see signature page to this Form 10-K)					X

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following materials from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements					X

*	Indicates management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.
†	Description contained under the heading "Executive Compensation" in the definitive proxy materials filed by LeapFrog Enterprises, inc. with the Securities and Exchange Commission on April 20, 2011 and incorporated herein by reference.
††	Description contained under the heading "Director Compensation” in the definitive proxy materials filed by LeapFrog Enterprises, Inc. with the Securities and Exchange Commission on April 20, 2011 and incorporated herein by reference.

APPENDIX A

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES.

(In thousands)

	Balance at Beginning of Year	Charged (Credited) to Operating Expenses	Deductions, net	Balance at End of Year
Allowance for doubtful accounts receivable
2011	$776	$417	$(534)	$659
2010	$1,119	$355	$(698)	$776
2009	$3,872	$(1,176)	$(1,577)	$1,119

Allowance for promotional markdowns
2011	$13,692	$15,399	$(15,419)	$13,672
2010	$9,463	$22,588	$(18,359)	$13,692
2009	$16,215	$16,043	$(22,795)	$9,463

Allowance for cooperative advertising
2011	$4,754	$10,443	$(6,577)	$8,620
2010	$5,531	$6,473	$(7,250)	$4,754
2009	$6,455	$9,413	$(10,337)	$5,531

Allowance for chargebacks and price changes
2011	$1,118	$1,199	$(1,687)	$630
2010	$1,572	$1,168	$(1,622)	$1,118
2009	$2,813	$989	$(2,230)	$1,572

Allowance for defective products
2011	$2,902	$9,081	$(7,273)	$4,710
2010	$3,350	$6,150	$(6,598)	$2,902
2009	$10,768	$5,256	$(12,674)	$3,350

Allowance for sales returns
2011	$2,902	$8,112	$(4,920)	$6,094
2010	$4,775	$1,865	$(3,738)	$2,902
2009	$15,166	$7,608	$(17,999)	$4,775

A-1