Form 10-Q
period 2012-03-31
LEAPFROG ENTERPRISES INC
filed 2012-05-07
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, 55,626,438 shares of Class A common stock, par value $0.0001 per share, and 11,113,354 shares of Class B common stock, par value $0.0001 per share, of the registrant were outstanding.

LEAPFROG ENTERPRISES, INC.

PART I.

ITEM 1. FINANCIAL STATEMENTS

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,		December 31,
	2012	2011	2011
	(Unaudited)		(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$134,756	$77,494	$71,863
Accounts receivable, net of allowances for doubtful accounts of $4,034, $1,069 and $659, respectively	57,380	37,611	157,418
Inventories	38,868	54,667	34,288
Prepaid expenses and other current assets	11,830	11,021	8,078
Deferred income taxes	1,071	1,741	983
Total current assets	243,905	182,534	272,630
Long-term investments	-	2,681	2,681
Deferred income taxes	1,357	1,059	1,311
Property and equipment, net	18,206	17,619	17,881
Capitalized product costs, net	11,378	13,276	12,511
Goodwill	19,549	19,549	19,549
Other intangible assets, net	2,750	5,219	3,350
Other assets	1,077	2,174	1,119
Total assets	$298,222	$244,111	$331,032

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,009	$22,136	$34,629
Accrued liabilities	30,246	21,334	50,380
Income taxes payable	336	45	377
Total current liabilities	58,591	43,515	85,386
Long-term deferred income taxes	3,628	3,311	3,542
Other long-term liabilities	9,034	11,810	9,360
Stockholders' equity:
Class A Common Stock, par value $0.0001;
Authorized - 139,500 shares; Issued and outstanding: 55,611, 46,277 and 54,923 , respectively	6	5	6
Class B Common Stock, par value $0.0001;
Authorized - 40,500 shares; Issued and outstanding: 11,113, 18,749 and 11,113, respectively	1	2	1
Treasury stock	(185)	(185)	(185)
Additional paid-in capital	398,063	388,787	395,627
Accumulated other comprehensive income (loss)	1,021	1,434	(225)
Accumulated deficit	(171,937)	(204,568)	(162,480)
Total stockholders’ equity	226,969	185,475	232,744
Total liabilities and stockholders’ equity	$298,222	$244,111	$331,032

See accompanying notes

 LEAPFROG ENTERPRISES, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

 (In thousands, except per share data)

 (Unaudited)

	Three Months Ended March 31,
	2012	2011

Net sales	$72,010	$39,678
Cost of sales	42,278	27,922
Gross profit	29,732	11,756

Operating expenses:
Selling, general and administrative	23,697	20,487
Research and development	8,889	8,231
Advertising	2,414	2,335
Depreciation and amortization	3,280	2,553
Total operating expenses	38,280	33,606
Loss from operations	(8,548)	(21,850)

Other income (expense):
Interest income	93	33
Interest expense	-	(36)
Other, net	(667)	(560)
Total other income (expense), net	(574)	(563)
Loss before income taxes	(9,122)	(22,413)
Provision for (benefit from) income taxes	335	(227)
Net loss	$(9,457)	$(22,186)

Net loss per share:
Class A and B - basic and diluted	$(0.14)	$(0.34)

Weighted average shares used to calculate net loss per share:
Class A and B - basic and diluted	66,396	64,822

See accompanying notes

 LEAPFROG ENTERPRISES, INC.

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (In thousands)

 (Unaudited)

	Three Months Ended March 31,
	2012	2011
Net loss	(9,457)	(22,186)

Other comprehensive income (loss), before tax
Currency translation adjustments	1,336	1,142
Transfer of temporary gain on long-term investment	(241)	-
Total other comprehensive income, before tax	1,095	1,142
Transfer of tax expense allocated to temporary gain on long-term investments	151	-
Other comprehensive income, net of tax	1,246	1,142

Comprehensive loss	$(8,211)	$(21,044)

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net loss	$(9,457)	$(22,186)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,989	4,526
Deferred income taxes	9	53
Stock-based compensation expense	1,472	1,228
Loss on sale of long-term investments, net of tax	91	-
Loss on disposal of long-term assets	2	53
Allowance for doubtful accounts	3,339	411
Other changes in operating assets and liabilities:
Accounts receivable, net	97,100	119,888
Inventories	(4,127)	(6,807)
Prepaid expenses and other current assets	(1,120)	(2,571)
Other assets	42	(388)
Accounts payable	(6,683)	(9,307)
Accrued liabilities	(20,302)	(20,220)
Other long-term liabilities	(325)	76
Income taxes payable	(41)	(122)
Net cash provided by operating activities	65,989	64,634
Investing activities:
Purchases of property and equipment	(2,720)	(4,622)
Capitalization of product costs	(1,862)	(2,169)
Disposal of property and equipment	-	67
Other	-	(65)
Net cash used in investing activities	(4,582)	(6,789)
Financing activities:
Proceeds from stock option exercises and employee stock purchase plans	1,665	262
Net cash paid for payroll taxes on restricted stock unit releases	(702)	(536)
Net cash provided by (used in) financing activities	963	(274)
Effect of exchange rate changes on cash	523	444
Net change in cash and cash equivalents	62,893	58,015
Cash and cash equivalents, beginning of period	71,863	19,479
Cash and cash equivalents, end of period	$134,756	$77,494

Non-cash investing and financing activities:
Other receivable related to sales of long-term investment	2,500	-

See accompanying notes

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

1.	Basis of Presentation

In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement of the financial position and interim results of LeapFrog Enterprises, Inc. and its consolidated subsidiaries (collectively, the “Company” or “LeapFrog” unless the context indicates otherwise) as of and for the periods presented have been included. The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements include the accounts of LeapFrog and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial information included herein should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2011 Annual Report on Form 10-K filed with the United States (“U.S.”) Securities and Exchange Commission (“the SEC”) on February 29, 2012 (the “2011 Form 10-K”).

The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 2 to the consolidated financial statements included in the Company’s 2011 Form 10-K.

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

2.	Fair Values of Financial Instruments and Investments

Fair value is defined by authoritative guidance as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

•	Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. As of March 31, 2012, the Company’s Level 1 assets consist of money market funds and certificates of deposit with original maturities of three months or less. These assets are considered highly liquid and are stated at cost, which approximates market value.

•	Level 2 includes financial instruments for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument. Such inputs could be quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transactions (less active markets), or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data, including market interest rate curves, referenced credit spreads and pre-payment rates.

The Company’s Level 2 assets and liabilities consist of outstanding foreign exchange forward contracts used to hedge its exposure to certain foreign currencies, including the British Pound, Canadian Dollar, Euro, and Mexican Peso. The Company’s outstanding foreign exchange forward contracts, all with maturities of approximately one month, had notional values of $15,719, $21,299 and $11,665 at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. The fair market values of these instruments as of the same periods were $(126), $40 and $(2), respectively. The fair value of these contracts was recorded in accrued liabilities for March 31, 2012 and March 31, 2011, and in prepaid expenses and other current assets for December 31, 2011.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

•	Level 3 includes financial instruments for which fair value is derived from valuation techniques, including pricing models and discounted cash flow models, in which one or more significant inputs, including the Company’s own assumptions, are unobservable.

The Company’s Level 3 assets consist of investments in auction rate securities (“ARS”). Currently, there is no active market for these securities; therefore, they do not have readily determinable market values. During the three months ended March 31, 2012, the Company divested its remaining ARS investments, and therefore did not hold any Level 3 assets as of March 31, 2012. The Company engaged a third-party valuation firm to estimate the fair value of the ARS investments using a discounted cash flow approach as of December 31, 2011 and March 31, 2011.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2012, December 31, 2011 and March 31, 2011:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012:
Financial Assets:
Money market funds and certificates of deposit	$103,023	$103,023	$-	$-
Financial Liabilities:
Forward currency contracts	$(126)	$-	$(126)	$-
December 31, 2011:
Financial Assets:
Money market funds	$45,000	$45,000	$-	$-
Forward currency contracts	40	-	40	-
Long-term investments	2,681	-	-	2,681
Total financial assets	$47,721	$45,000	$40	$2,681
March 31, 2011:
Financial Assets:
Money market funds and certificates of deposit	$46,000	$46,000	$-	$-
Long-term investments	2,681	-	-	2,681
Total financial assets	$48,681	$46,000	$-	$2,681
Financial Liabilities:
Forward currency contracts	$(2)	$-	$(2)	$-

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

During the three months ended March 31, 2012, the Company divested its remaining ARS investments for $2,500, resulting in a loss of $181 recorded in other income (expense) in the consolidated statement of operations. The Company also transferred the temporary gain of ARS of $241, previously recorded as other comprehensive income in stockholders’ equity, to other income (expense) in the consolidated statement of operations. The proceeds of $2,500 was recorded to other current assets as of March 31, 2012, and received by the Company in early April 2012.

For the three months ended March 31, 2012, the Company accounted for the sale of its ARS investments as follows:

	Long-term Investments	Accumulated Other Comprehensive Income (Loss)
	(Balance Sheets)	(Balance Sheets)
Balance at December 31, 2011	$2,681	$241
Sale of ARS investments	(2,681)	(241)
Balance at March 31, 2012	$-	$-

In addition, the Company transferred the associated income tax of $151, previously recorded as other comprehensive loss in stockholders’ equity, to the provision for income taxes in the consolidated statement of operations.

3.	Inventories

Inventories consisted of the following as of March 31, 2012 and 2011, and December 31, 2011:

	March 31,		December 31,
	2012	2011	2011
Raw materials	$3,252	$7,609	$3,444
Finished goods	35,616	47,058	30,844
Total	$38,868	$54,667	$34,288

4.	Other Intangible Assets, net

The Company’s other intangible assets, net, were as follows as of March 31, 2012 and 2011, and December 31, 2011:

	March 31,		December 31,
	2012	2011	2011
Intellectual property, license agreements and other intangibles	$16,755	$16,755	$16,755
Less: accumulated amortization	(14,005)	(11,536)	(13,405)
Total	$2,750	$5,219	$3,350

5.	Income Taxes

The Company’s income tax provision for the three months ended March 31, 2012 was $335. The Company’s income tax benefit for the three months ended March 31, 2011 was $227. The tax provision for the 2012 period was primarily attributable to certain discrete tax items including amortization of goodwill for tax purposes and an accrual for potential interest and penalties on certain tax positions, offset by tax benefits from the Company’s foreign operations. The tax benefits for the 2011 period were primarily attributable to the Company’s foreign operations, offset by certain discrete tax items including amortization of goodwill for tax purposes and an accrual for potential interest and penalties on certain tax positions.

The Company’s effective income tax rates were (3.7)% and 1.0% for the three months ended March 31, 2012 and 2011, respectively. Calculation of the effective tax rate for all periods included a non-cash valuation allowance recorded against the Company’s domestic deferred tax assets. Accordingly, no federal or state tax benefit has been recorded on the Company’s domestic operating loss for the three months ended March 31, 2012 and 2011. Long-term deferred tax liabilities of $3,628 and other long-term tax liabilities of $7,539 are reported as long-term liabilities on the consolidated balance sheet as of March 31, 2012.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The Company believes it is reasonably possible that the total amount of unrecognized income tax benefit in the future could decrease by up to $4,575, excluding potential interest and penalties, related to its foreign operations over the course of the next twelve months ending March 31, 2013 due to expiring statutes of limitations, that, if recognized would affect the effective tax rate.

As of March 31, 2012 and 2011, and December 31, 2011, the Company had approximately $2,475, $2,996 and $2,373, respectively, of accrued interest and penalties related to uncertain tax positions.

6.	Defined Contribution Plan

LeapFrog sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides that employees may defer up to 100% of their eligible compensation, not to exceed the Internal Revenue Service (the “IRS”) maximum contribution limit. The Company provides a matching opportunity of 100% of eligible contributions up to a maximum of $3.5 per year to vest over three years. For the three months ended March 31, 2012, the Company recorded total compensation expense of $707, related to the defined contribution plan. The Company suspended its matching program from 2010 through 2011 and therefore did not incur any related compensation expense in 2011.

7.	Stock-Based Compensation

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

Stock plan activity

The table below summarizes award activity for the three months ended March 31, 2012:

	Stock		Total
	Options	RSUs	Awards
Outstanding at December 31, 2011	5,204	1,184	6,388
Grants	622	336	958
Stock option exercises/vesting RSUs	(358)	(309)	(667)
Retired or forfeited	(11)	-	(11)
Outstanding at March 31, 2012	5,457	1,211	6,668

Total shares available for future grant at March 31, 2012			8,369

Impact of stock-based compensation

The table below summarizes stock-based compensation expense for the three months ended March 31, 2012 and 2011:

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
SG&A:
Stock options	$524	$356	*
RSUs	718	748
ESPP	67	-
Total SG&A	1,309	1,104
R&D:
Stock options	93	83
RSUs	70	41
Total R&D	163	124
Total expense	$1,472	$1,228

____________

*	Amount includes the reversal of $950 in stock option compensation expense in connection with the departure of certain senior level employees including the former Chief Executive Officer

Valuation of stock-based compensation

Stock-based compensation expense related to stock options is calculated based on the fair value of each award on the grant date. In general, the fair value for stock option grants with only a service condition is estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Expected term (years)	4.49	4.86
Volatility	74.3%	58.5%
Risk-free interest rate	0.87%	2.0%
Expected dividend yield	- %	- %

RSUs are payable in shares of the Company’s Class A common stock. The fair value of these stock-based awards is equal to the closing market price of the Company’s common stock on the date of grant. The grant date fair value is recognized on a straight-line basis in compensation expense over the vesting period of these stock-based awards, which is generally four years.

Effective September 1, 2011, the Company increased the discount from the fair market value of the Company’s common stock offered to participants of the ESPP from 5% to 15%, which resulted in stock-based compensation expense, beginning with the third quarter of 2011, due to departure from the IRS safe harbor limit of 5%. Stock-based compensation expense related to the ESPP is estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended March 31, 2012:

Three Months Ended March 31, 2012
Expected term (years)	0.5
Volatility	44.1% - 59.8%
Risk-free interest rate	0.05% - 0.13%
Expected dividend yield	- %

Forfeiture assumptions of approximately 15%, 23% and 0% are currently being used for stock options, RSUs and ESPP, respectively. These assumptions reflect historical and expected future forfeiture rates.

8.	Derivative Financial Instruments

At March 31, 2012, December 31, 2011 and March 31, 2011, the Company had outstanding foreign exchange forward contracts with notional values of $15,719, $21,299 and $11,665, respectively. The gains and losses on these instruments are recorded in “other income (expense)” in the consolidated statements of operations. Gains and losses from foreign exchange forward contracts, net of gains and losses on the underlying transactions denominated in foreign currency, for the three months ended March 31, 2012 and 2011 are shown in the table below:

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Losses on foreign exchange forward contracts	$(538)	$(149)
Gains (losses) on underlying transactions denominated in foreign currency	90	(104)
Net losses	$(448)	$(253)

9.	Net Loss Per Share

For the three months ended March 31, 2012 and 2011, common stock equivalents, including unvested RSUs and certain stock options, were excluded from the calculations of net loss per share, as their effect on net loss per share would be antidilutive. Outstanding weighted average common stock equivalents of Class A common stock excluded from the calculations were 1,766 and 913 for the three months ended March 31, 2012 and 2011, respectively.

10.	Borrowings Under Credit Agreements

On August 13, 2009, the Company, certain financial institutions and Bank of America, N.A., entered into an amended and restated loan and security agreement for an up to $75,000 asset-based revolving credit facility (the “revolving credit facility”). The Company has granted a security interest in substantially all of its assets to the lenders as security for its obligations under the revolving credit facility. Provided there is no default under the revolving credit facility, the Company may elect, without the consent of any of the lenders, to increase the size of the revolving credit facility up to an aggregate of $150,000.

The borrowing availability varies according to the levels of the Company’s accounts receivable and cash and investment securities deposited in secured accounts with the lenders. Subject to the level of this borrowing base, the Company may make and repay borrowings from time to time until the maturity of the revolving credit facility. The interest rate is, at the Company’s election, Bank of America, N.A.’s prime rate (or base rate) or a LIBOR rate defined in the loan agreement, plus, in each case, an applicable margin. The applicable margin for a loan depends on the average daily availability for the most recent fiscal quarter and the type of loan. Borrowing availability under the revolving credit facility was $47,866 as of March 31, 2012.

The revolving credit facility contains customary events of default including for: payment failures; failure to comply with covenants; failure to satisfy other obligations under the revolving credit facility or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; change-in-control provisions; and the invalidity of guaranty or security agreements. If any event of default occurs, the lenders may terminate their respective commitments, declare immediately due all borrowings under the revolving credit facility and foreclose on the collateral. A cross-default provision applies if a default occurs on other indebtedness in excess of $5,000 and the applicable grace period in respect of the indebtedness has expired, such that the lender of, or trustee for, the defaulted indebtedness has the right to accelerate. The Company is also required to maintain a ratio of Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, to fixed charges (“Fixed Charge Coverage Ratio), during a trigger period as defined under the revolving credit facility when certain borrowing-availability thresholds are not met.

The Company had no borrowings outstanding under the revolving credit facility at March 31, 2012.

On May 1, 2012, the Company entered into an amendment to the revolving credit facility that, among other things: (i)  reduced the lenders’ commitment under the revolving credit facility to $50,000 during the seasonal period of January through August of each year, (ii) extended the maturity date to May 1, 2017, (iii) lowered the borrowing availability levels at lower applicable interest rate margins, (iv) reduced the applicable interest rate margins to a range of 1.50% to 2.00% above the applicable LIBOR rate for LIBOR rate loans, depending on our borrowing availability, (v) reduced the Fixed Charge Coverage Ratio to 1.0:1.0 from 1.1:1.0 and changed the applicable periods when such ratio are to be maintained, and (vi) permitted additional dividends, stock repurchases and acquisitions upon compliance with certain Fixed Charge Coverage Ratio and availability requirements.

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

The primary business of the two operating segments is as follows:

•	The U.S. segment is responsible for the development, design, sales and marketing of the Company’s multimedia learning platforms and related content, as well as learning toys, which are sold primarily through retail and distributor channels and through the Company’s website in the U.S. In addition, beginning in late 2011, this segment began distributing third-party content through our App Center.

•	The International segment is responsible for the localization, sales and marketing of multimedia learning platform and related content, as well as learning toys, originally developed for the U.S., sold primarily in retail and distributor channels outside of the U.S. In addition, beginning in late 2011, this segment began distributing, third-party content through our App Center to certain territories.

The table below shows certain information by segment for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Net sales:
United States	$52,218	$26,352
International	19,792	13,326
Totals	$72,010	$39,678
Income (loss) from operations:
United States	$(11,701)	$(21,274)
International	3,153	(576)
Totals	$(8,548)	$(21,850)

For the three months ended March 31, 2012 and 2011, the U.S. and the United Kingdom individually accounted for more than 10% of the Company’s consolidated net sales.

12.	Contingencies

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents and other intellectual property rights, claims related to breach of contract, employment matters and a variety of other claims. Unsettled matters are in various stages of litigation and their outcome is currently not determinable. However, in the opinion of management, based on current knowledge, none of the pending legal proceedings or claims is likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors. In addition, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a particular reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements of the same reporting period could be materially adversely affected.

In addition, as of March 31, 2012, the Company had outstanding off-balance sheet commitments for outsourced manufacturing and component purchases of $26,582.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about management’s expectations, including, without limitation, statements regarding our expectations regarding the anticipated impact of our accumulated deficit, our expectations regarding the funding and nature of future capital expenditures, our statements regarding the future funding of our working capital needs, our statements regarding the timing, seasonality and expectations of cash flows from operations, and our statement regarding the anticipated impact of recently issued accounting guidance on our consolidated financial statements as well as any statements regarding our existing and future products, our anticipated results of operations and other measures of financial performance, our strategic priorities, our future marketing efforts, our future research and development, and other anticipatory matters. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “future,” “potential,” or the negative of these terms or other comparable terminology. Our actual results, levels of activity, performance, achievements or the timing of events may differ materially from those expressed or implied by such forward-looking statements. The risks that could cause our results to differ include, without limitation, deterioration of global economic conditions, our ability to correctly predict highly changeable consumer preferences and product trends, our ability to continue to develop new products and services, our reliance on a small group of retailers for the majority of our gross sales, our dependence on our suppliers for our components and raw materials, the seasonality of our business, our growing focus on online products and services, system failures in our online services or web store, our reliance on a limited number of manufacturers, our ability to maintain sufficient inventory levels, our ability to compete effectively with competitors, our ability to maintain or acquire licenses, third parties who claim we are infringing on their intellectual property rights, errors or defects in our products, privacy concerns about our Internet-connected products, the sufficiency of our liquidity, the risk associated with international operations, continued compliance and associated costs with and/or changes in laws and regulations, negative political developments, natural disasters, armed hostilities, terrorism, labor strikes or public health issues, the loss of members of our executive management team, continued ownership by a few stockholders of a majority of voting power in us, and the volatility of our stock price. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or the timing of any events. We make these statements as of the date of this Quarterly Report on Form 10-Q and undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report, except as required by law.

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of LeapFrog Enterprises, Inc. (“LeapFrog”, “we”, “us” or “our”). This MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our Business

LeapFrog, founded in 1995 and incorporated in 1997 in the State of Delaware, is a leading developer and distributor of educational entertainment for children. Our product portfolio consists of multimedia learning platforms and related content and learning toys. We have developed a number of learning platforms, including the LeapPad Explorer (“LeapPad”) learning tablet, the Leapster family of multimedia learning platforms and the Tag and Tag Junior reading systems, which support a broad library of software titles. We have created hundreds of interactive content titles for our platforms, covering subjects such as phonics, reading, writing and math. In addition, we have a broad line of stand-alone learning toys. Many of our products connect to our proprietary online LeapFrog Learning Path which provides personalized feedback on a child’s learning progress and offers product recommendations to enhance each child’s learning experience. Our products are available in four languages (including Queen’s English) and are sold globally through retailers, distributors and directly to consumers via the leapfrog.com online store and the LeapFrog App Center.

Due to the seasonality of our business, our results of operations for interim periods are not necessarily indicative of the operating results for a full year.

Consolidated Results of Operations

	Three Months Ended March 31,		% Change 2012 vs.
	2012	2011	2011
	(Dollars in millions)
Net sales	$72.0	$39.7	81%
Gross margin *	41.3%	29.6%	11.7 **
Operating expenses	38.3	33.6	14%
Loss from operations	(8.5)	(21.9)	61%
Net loss per share - basic and diluted	$(0.14)	$(0.34)	59%

 ____________

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Net sales for the three months ended March 31, 2012 increased 81% as compared to the same period in 2011. The increase was largely driven by continued strong demand for LeapPad and execution against our content strategy. In addition, net sales benefitted from the impact of an earlier Easter holiday and healthier retail channel inventory at the start of the year compared to the same period in 2011. Net sales for the three months ended March 31, 2012 included a 1% negative impact from changes in foreign currency exchange rates.

Consolidated gross margin for the three months ended March 31, 2012 was 41.3%, an increase of 11.7 percentage points over the same period of 2011, primarily driven by higher sales volume which reduced the impact of fixed costs, as well as lower product costs and changes in product mix with proportionally higher sales of higher margin content.

Operating expenses for the three months ended March 31, 2012 increased 14% as compared to the same period of 2011, primarily driven by a significant increase in our allowance for doubtful accounts due to an isolated customer credit concern in selling, general and administrative (“SG&A”) and higher employee compensation expenses in SG&A expenses and research and development (“R&D”).

Loss from operations for the three months ended March 31, 2012 improved 61% as compared to the same period in 2011, due to the increase in net sales and higher gross margin, partially offset by higher operating expenses.

Our basic and diluted net income per share for the three months ended March 31, 2012 improved by $0.20 as compared to the same period of 2011.

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

	Three Months Ended March 31,		% Change 2012 vs.
	2012	2011	2011
	(Dollars in millions)
SG&A expenses	$23.7	$20.5	16%
As a percent of net sales	33%	52%	(19	)*

____________

*	Percentage point increase (decrease)

SG&A expenses for the three months ended March 31, 2012 increased 16% as compared to the same period in 2011, primarily driven by a significant increase in our allowance for doubtful accounts due to an isolated customer credit concern and higher employee compensation expenses.

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

	Three Months Ended March 31,		% Change 2012 vs.
	2012	2011	2011
	(Dollars in millions)
R&D expenses	$8.9	$8.2	8%
As a percent of net sales	12%	21%	(9	)*

 ____________

*	Percentage point increase (decrease)

R&D expenses for the three months ended March 31, 2012 increased 8% as compared to the same period in 2011, primarily due to higher employee compensation expenses.

Advertising Expense

Advertising expense consists of costs associated with marketing, advertising and promoting our products, including customer-related discounts and promotional allowances.

	Three Months Ended March 31,		% Change 2012 vs.
	2012	2011	2011
	(Dollars in millions)
Advertising expenses	$2.4	$2.3	3%
As a percent of net sales	3%	6%	(3	)*

 ____________

*	Percentage point increase (decrease)

Advertising expense for the three months ended March 31, 2012 remained relatively flat, increasing 3% as compared to the same period in 2011 with higher spending in the international segment, largely offset by lower spending in the U.S. segment.

Income Taxes

Our provision for (benefit from) income taxes and effective tax rate were as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Provision for (benefit from) income taxes	$0.3	$(0.2)
Loss before income taxes	(9.1)	(22.4)
Effective tax rate	(3.7%)	1.0%

Calculation of the effective tax rate for all periods included a non-cash valuation allowance recorded against our domestic deferred tax assets. Accordingly, no federal or state tax benefit was recorded on our domestic operating loss for all periods presented.

The tax provision for the three months ended March 31, 2012 was primarily attributable to certain discrete tax items including the effect of amortization of goodwill for tax purposes and an accrual for potential interest and penalties on certain tax positions, offset by tax benefits from our foreign operations. The tax benefits for the three months ended March 31, 2011 period were primarily attributable to our foreign operations, offset by certain discrete tax items including the effect of amortization of goodwill for tax purposes and an accrual for potential interest and penalties on certain tax positions.

Results of Operations by Segment

We organize, operate and assess our business in two primary operating segments: U.S. and International. This presentation is consistent with how our chief operating decision maker reviews performance, allocates resources and manages the business.

U.S. Segment

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

	Three Months Ended March 31,		% Change 2012 vs.
	2012	2011	2011
	(Dollars in millions)
Net sales	$52.2	$26.4	98%
Gross margin *	40.8%	30.2%	10.6 **
Operating expenses	33.0	29.2	13%
Loss from operations	$(11.7)	$(21.3)	45%

___________

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Net sales for the three months ended March 31, 2012 increased 98% as compared to the same period in 2011 largely driven by the continued strong customer demand for LeapPad and execution against our content strategy. In addition, net sales for the U.S. segment benefitted from the impact of an earlier Easter holiday and healthier retail channel inventory at the start of the year compared to last year.

Gross margin for the three months ended March 31, 2012 increased 10.6 percentage points over the same period of 2011, primarily due to higher sales volume which reduced the impact of fixed costs, as well as lower product costs and changes in product mix with proportionally higher sales of higher margin content.

Operating expenses for the three months ended March 31, 2012 increased 13% as compared to the same period in 2011, primarily driven by an increase in our allowance for doubtful accounts due to isolated customer credit concern, and higher employee compensation expenses.

Loss from operations for the three months ended March 31, 2012 improved by 45% as compared to the same period in 2011 due to increases in net sales and gross margin percentage, partially offset by higher operating expenses.

International Segment

The International segment includes the net sales and related expenses directly associated with selling our products to national and regional mass-market and specialty retailers and other outlets through our offices in the United Kingdom, France, Canada and Mexico as well as through distributors in markets such as Australia, South Africa and Spain. Certain corporate-level operating expenses associated with sales and marketing, product support, human resources, legal, finance, information technology, corporate development, procurement activities, research and development, legal settlements and other corporate costs are allocated to our U.S. segment and not allocated to our International segment.

	Three Months Ended March 31,		% Change 2012 vs.
	2012	2011	2011
	(Dollars in millions)
Net sales	$19.8	$13.3	49%
Gross margin *	42.7%	28.6%	14.1 **
Operating expenses	5.3	4.4	21%
Income (loss) from operations	$3.2	$(0.6)	647%

___________

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Net sales for the three months ended March 31, 2012 increased 49% as compared to the same period in 2011 largely driven by the continued strong customer demand for LeapPad. Net sales for the three months ended March 31, 2012 included a 2% negative impact from changes in currency exchange rates.

Gross margin for the three months ended March 31, 2012 improved 14.1 percentage points as compared to the same period of 2011, primarily due to changes in product mix with proportionally higher sales of higher margin content.

Operating expenses for the three months ended March 31, 2012 increased 21% as compared to the same period in 2011, primarily due to higher advertising expenses.

Income from operations for the three months ended March 31, 2012 improved by 647% as compared to the same period in 2011, primarily due to significantly increased net sales and improved gross margin percentage offset by higher operating expenses.

Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents totaled $134.8 million and $77.5 million at March 31, 2012 and 2011, respectively. In line with our investment policy, all cash equivalents were invested in high-grade certificates of deposit and money market funds as of March 31, 2012.

Inventory, stated on a first-in, first-out basis at the lower of cost or market, totaled $38.9 million and $54.7 million at March 31, 2012 and 2011, respectively. The year over year decrease in inventory levels is attributable to focused efforts to improve forecasting and inventory control.

We have an asset-based revolving credit facility (the “revolving credit facility”), which is discussed in more detail below, with a potential borrowing availability of $75.0 million as of March 31, 2012. Borrowing availability under this revolving credit facility was $47.9 million as of March 31, 2012. There were no borrowings outstanding on our revolving credit facility at March 31, 2012.

Our accumulated deficit of $171.9 million at March 31, 2012 is not expected to have an impact on our future ability to operate, given our anticipated cash flows from operations, our strong cash position and the availability of our revolving credit facility.

Future capital expenditures are primarily planned for new product development and purchases related to the upgrading of our information technology capabilities. We expect that capital expenditures for the remainder of 2012, including those for capitalized content and website development costs, will be funded with cash flows generated by operations. Capital expenditures were $4.6 million for the three months ended March 31, 2012, and $6.8 million for the same period of 2011.

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

Cash Sources and Uses

The table below shows our sources and uses of cash for the three months ended March 31, 2012 as compared to the same period in 2011:

	Three Months Ended March 31,		% Change 2012 vs.
	2012	2011	2011
	(Dollars in millions)
Cash flows provided by (used in):
Operating activities	$66.0	$64.6	2%
Investing activities	(4.6)	(6.8)	33%
Financing activities	1.0	(0.3)	451%
Effect of exchange rate fluctuations on cash	0.5	0.4	18%
Increase in cash and cash equivalents	$62.9	$58.0	8%

Cash flow provided by operations for the three months ended March 31, 2012 increased $1.4 million, as compared to the same period in 2011, primarily due to significantly improved net loss and a higher proportion of revenue from our direct-to-consumer business. This was largely offset by a decrease in cash provided by accounts receivable collection during the period, which was the result of improved accounts receivable collection efforts in the fourth quarter of 2011 as compared to the fourth quarter of 2010.

Net cash used in investing activities for the three months ended March 31, 2012 decreased $2.2 million as compared to the same period of 2011, primarily due to a decrease in hardware and software purchases during the 2012 period.

Net cash provided by financing activities for the three months ended March 31, 2012 increased $1.2 million as compared to the same period of 2011 primarily due to increases in employee stock option exercises and stock purchases under the employee stock purchase plan, partially offset by higher payroll taxes related to an increase in employee restricted stock units released in the 2012 period as compared to 2011.

Seasonal Patterns of Cash Provided By or Used in Operations

Generally, our cash flow provided by operations is highest in the first quarter of the year when we collect the majority of our accounts receivable booked in the fourth quarter of the prior year. Cash flow used in operations tends to be highest in our third quarter and early fourth quarter, as collections from prior accounts receivables taper off and we invest heavily in inventory in preparation for the fourth quarter holiday season. Cash flow generally turns positive again late in the fourth quarter as we start to collect on the accounts receivables associated with the holiday season. However, these seasonal patterns may vary depending upon general economic conditions and other factors.

Line of Credit and Borrowing Availability

On August 13, 2009, we entered into an amended and restated loan and security agreement for an up to $75.0 million asset-based revolving credit facility with Bank of America, N.A. and certain other financial institutions. We have granted a security interest in substantially all of our assets to the lenders as security for our obligations under the revolving credit facility. Provided there is no default under the revolving credit facility, we may elect, without the consent of any of the lenders, to increase the size of the revolving credit facility up to an aggregate of $150.0 million.

The borrowing availability varies according to the levels of our accounts receivable and cash and investment securities deposited in secured accounts with the lenders. Subject to the level of this borrowing base, we may make and repay borrowings from time to time until the maturity of the revolving credit facility. The interest rate is, at our election, Bank of America, N.A.’s prime rate (or base rate) or a LIBOR rate defined in the loan agreement, plus, in each case, an applicable margin. The applicable margin for a loan depends on the average daily availability for the most recent fiscal quarter and the type of loan. Borrowing availability under the revolving credit facility was $47.9 million as of March 31, 2012.

The revolving credit facility contains customary events of default, including for: payment failures; failure to comply with covenants; failure to satisfy other obligations under the revolving credit facility or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; change-in-control provisions; and the invalidity of guaranty or security agreements. If any event of default occurs, the lenders may terminate their respective commitments, declare immediately due all borrowings under the revolving credit facility and foreclose on the collateral. A cross-default provision applies if a default occurs on other indebtedness in excess of $5.0 million and the applicable grace period in respect of the indebtedness has expired, such that the lender of, or trustee for, the defaulted indebtedness has the right to accelerate. We are also required to maintain a ratio of Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, to fixed charges (“Fixed Charge Coverage Ratio”), during a trigger period as defined under the revolving credit facility when certain borrowing-availability thresholds are not met.

There were no borrowings outstanding under the revolving credit facility at March 31, 2012.

On May 1, 2012, we entered into an amendment to the revolving credit facility that, among other things: (i)  reduced the lenders’ commitment under the revolving credit facility to $50.0 million during the seasonal period of January through August of each year, (ii) extended the maturity date to May 1, 2017, (iii) lowered the borrowing availability levels at lower applicable interest rate margins, (iv) reduced the applicable interest rate margins to a range of 1.50% to 2.00% above the applicable LIBOR rate for LIBOR rate loans, depending on our borrowing availability, (v) reduced the Fixed Charge Coverage Ratio to 1.0:1.0 from 1.1:1.0 and changed the applicable periods when such ratio are to be maintained, and (vi) permitted additional dividends, stock repurchases and acquisitions upon compliance with certain Fixed Charge Coverage Ratio and availability requirements.

Contractual Obligations and Commitments

We have had no material changes outside the ordinary course of our business in our contractual obligations during the three months ended March 31, 2012.

In addition, as of March 31, 2012, we had outstanding off-balance sheet commitments for outsourced manufacturing and component purchases of $26.6 million.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ significantly from those estimates under different assumptions and conditions. We included in our 2011 10-K a discussion of our critical accounting policies that are particularly important to the portrayal of our financial position and results of operations and that require the use of our management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We have made no material changes to any of our critical accounting policies through March 31, 2012.

Recently Adopted Accounting Guidance

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement, which resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” For public entities, this guidance was effective for interim and annual reporting periods beginning after December 15, 2011, and is to be applied prospectively. We adopted this guidance on January 1, 2012. The adoption of this guidance did not result in any material impact to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in Item 7A of our 2011 Annual Report on Form 10-K have not changed materially for our quarter ended March 31, 2012.

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

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements, but the program, when properly executed, may not always eliminate our exposure to movements of currency exchange rates. The results of our hedging program for the three months ended March 31, 2012 and 2011 are summarized in the table below:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Losses on foreign exchange forward contracts	$(538)	$(149)
Gains (losses) on underlying transactions denomincated in foreign currency	90	(104)
Net losses	$(448)	$(253)

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts outstanding as of March 31, 2012 is as follows:

	As of March 31, 2012
	Average Forward Exchange Rate	Notional Amount in Local Currency	Fair Value of Instruments in USD
		(1)	(2)
Currencies:
British Pound (GBP/USD)	1.580	18,587	$(102)
Euro (Euro/USD)	1.325	4,016	(1)
Canadian Dollar (USD/CAD)	1.008	7,727	(23)
Mexican Peso (USD/MXN)	12.861	41,458	-
Total fair value of instruments in USD			$(126)

______________

(1)	In thousands of local currency
(2)	In thousands of USD

Cash equivalents and short-term and long-term investments are presented at fair value on our consolidated balance sheet. We invest our excess cash in accordance with our investment policy. As of March 31, 2012 and 2011, our excess cash was invested only in high-grade money market funds and certificates of deposit. As of December 31, 2011, our excess cash was invested only in money market funds. Any adverse changes in interest rates or securities prices may decrease the value of our investments and operating results.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the U.S. SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in our reports. In the course of the controls evaluation, we reviewed any identified data errors and control problems and sought to confirm that appropriate corrective actions, including process improvements, were undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our CEO and CFO, concerning the effectiveness of the disclosure controls and procedures can be reported in our periodic reports filed with the U.S. SEC on Forms 10-Q, 10-K, and others as may be required from time to time.

Based upon the evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents and other intellectual property rights, claims related to breach of contract, employment matters and a variety of other claims. Unsettled matters are in various stages of litigation and their outcome is currently not determinable. However, in the opinion of management, based on current knowledge, none of the pending legal proceedings or claims is likely to have a material adverse effect on our financial position, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against LeapFrog in a particular reporting period for amounts in excess of management’s expectations, our consolidated financial statements of the same reporting period could be materially adversely affected.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” in our 2011 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-86898	3.03	7/22/2002

3.02	Amended and Restated Bylaws	8-K	001-31396	3.01	6/5/2009

4.01	Form of Specimen Class A Common Stock Certificate	10-Q	001-31396	4.01	11/3/2011

4.02	Fourth Amended and Restated Stockholders Agreement, dated as of May 30, 2003, by and among LeapFrog Enterprises, Inc. and the other persons named therein	10-Q	001-31396	4.02	8/12/2003

10.01	Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated as of May 1, 2012, by and among LeapFrog Enterprises, Inc. certain financial institutions and Bank of America, N.A.					X

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc.
(Registrant)

/s/ John Barbour
John Barbour
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2012

/s/ Mark A. Etnyre
Mark A. Etnyre
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2012

