Form 10-Q
period 2012-06-30
LEAPFROG ENTERPRISES INC
filed 2012-08-06
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, 58,224,064 shares of Class A common stock, par value $0.0001 per share, and 8,953,238 shares of Class B common stock, par value $0.0001 per share, of the registrant were outstanding.

LEAPFROG ENTERPRISES, INC.

PART I.

ITEM 1. FINANCIAL STATEMENTS

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,		December 31,
	2012	2011	2011
	(Unaudited)		(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$126,926	$57,733	$71,863
Accounts receivable, net of allowances for doubtful accounts of $3,891, $840 and $659, respectively	51,360	48,964	157,418
Inventories	52,650	63,398	34,288
Prepaid expenses and other current assets	9,325	9,266	8,078
Deferred income taxes	978	1,771	983
Total current assets	241,239	181,132	272,630
Long-term investments	-	2,681	2,681
Deferred income taxes	1,281	980	1,311
Property and equipment, net	19,437	18,184	17,881
Capitalized product costs, net	11,319	13,253	12,511
Goodwill	19,549	19,549	19,549
Other intangible assets, net	2,150	4,589	3,350
Other assets	1,591	2,023	1,119
Total assets	$296,566	$242,391	$331,032

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,200	$28,127	$34,629
Accrued liabilities	31,476	23,527	50,380
Income taxes payable	379	229	377
Total current liabilities	64,055	51,883	85,386
Long-term deferred income taxes	3,713	3,394	3,542
Other long-term liabilities	8,988	12,013	9,360
Stockholders' equity:
Class A Common Stock, par value $0.0001;
Authorized - 139,500 shares; Issued and outstanding: 58,230, 49,758 and 54,923 , respectively	6	5	6
Class B Common Stock, par value $0.0001;
Authorized - 40,500 shares; Issued and outstanding: 8,953, 15,817 and 11,113, respectively	1	2	1
Treasury stock	(185)	(185)	(185)
Additional paid-in capital	400,193	391,592	395,627
Accumulated other comprehensive income (loss)	(158)	2,025	(225)
Accumulated deficit	(180,047)	(218,338)	(162,480)
Total stockholders’ equity	219,810	175,101	232,744
Total liabilities and stockholders’ equity	$296,566	$242,391	$331,032

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net sales	$71,480	$54,420	$143,490	$94,098
Cost of sales	42,925	35,438	85,203	63,360
Gross profit	28,555	18,982	58,287	30,738

Operating expenses:
Selling, general and administrative	20,204	17,650	43,901	38,137
Research and development	8,849	8,141	17,738	16,372
Advertising	4,339	3,492	6,753	5,827
Depreciation and amortization	2,633	2,791	5,913	5,344
Total operating expenses	36,025	32,074	74,305	65,680
Loss from operations	(7,470)	(13,092)	(16,018)	(34,942)

Other income (expense):
Interest income	96	36	189	69
Interest expense	-	(44)	-	(80)
Other, net	(449)	(283)	(1,116)	(843)
Total other income (expense), net	(353)	(291)	(927)	(854)
Loss before income taxes	(7,823)	(13,383)	(16,945)	(35,796)
Provision for income taxes	287	387	622	160
Net loss	$(8,110)	$(13,770)	$(17,567)	$(35,956)

Net loss per share:
Class A and B - basic and diluted	$(0.12)	$(0.21)	$(0.26)	$(0.55)

Weighted average shares used to calculate net loss per share:
Class A and B - basic and diluted	66,928	65,293	66,662	65,027

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(8,110)	$(13,770)	$(17,567)	$(35,956)

Other comprehensive income (loss), before tax
Currency translation adjustments	(1,179)	591	157	1,733
Transfer of temporary gain on long-term investment	-	-	(241)	-
Total other comprehensive income (loss), before tax	(1,179)	591	(84)	1,733
Transfer of tax expense allocated to temporary gain on long- term investments	-	-	151	-
Other comprehensive income (loss), net of tax	(1,179)	591	67	1,733

Comprehensive loss	$(9,289)	$(13,179)	$(17,500)	$(34,223)

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net loss	$(17,567)	$(35,956)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,122	9,447
Deferred income taxes	212	111
Stock-based compensation expense	3,039	2,424
Loss on sale of long-term investments, net of tax	91	-
Loss on disposal of long-term assets	2	53
Allowance for doubtful accounts	3,252	279
Other changes in operating assets and liabilities:
Accounts receivable, net	102,842	108,835
Inventories	(18,293)	(15,191)
Prepaid expenses and other current assets	(1,234)	(821)
Other assets	(472)	(236)
Accounts payable	(2,435)	(3,312)
Accrued liabilities	(18,922)	(18,100)
Other long-term liabilities	(372)	388
Income taxes payable	2	62
Net cash provided by operating activities	61,267	47,983
Investing activities:
Purchases of property and equipment	(6,392)	(7,284)
Capitalization of product costs	(3,892)	(4,340)
Sales of investments	2,500	-
Other	-	2
Net cash used in investing activities	(7,784)	(11,622)
Financing activities:
Proceeds from stock option exercises and employee stock purchase plans	2,739	1,944
Net cash paid for payroll taxes on restricted stock unit releases	(1,212)	(610)
Net cash provided by financing activities	1,527	1,334
Effect of exchange rate changes on cash	53	559
Net change in cash and cash equivalents	55,063	38,254
Cash and cash equivalents, beginning of period	71,863	19,479
Cash and cash equivalents, end of period	$126,926	$57,733

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

The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial information included herein should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2011 Annual Report on Form 10-K filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on February 29, 2012 (the “2011 Form 10-K”).

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

2.	Fair Values of Financial Instruments and Investments

Fair value is defined by authoritative guidance as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

•	Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. As of June 30, 2012, the Company’s Level 1 assets consist of money market funds and certificates of deposit with original maturities of three months or less. These assets are considered highly liquid and are stated at cost, which approximates market value.

•	Level 2 includes financial instruments for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument. Such inputs could be quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transactions (less active markets), or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data, including market interest rate curves, referenced credit spreads and pre-payment rates.

The Company’s Level 2 assets and liabilities consist of outstanding foreign exchange forward contracts used to hedge its exposure to certain foreign currencies, including the British Pound, Canadian Dollar, Euro, and Mexican Peso. The Company’s outstanding foreign exchange forward contracts, all with maturities of approximately one month, had notional values of $37,626, $21,299 and $0 at June 30, 2012, December 31, 2011 and June 30, 2011, respectively. The fair market values of these instruments as of the same periods were $(299), $40 and $0, respectively. The fair value of these contracts was recorded in accrued liabilities for June 30, 2012; and in prepaid expenses and other current assets for December 31, 2011.

•	Level 3 includes financial instruments for which fair value is derived from valuation techniques, including pricing models and discounted cash flow models, in which one or more significant inputs, including the Company’s own assumptions, are unobservable.

The Company did not hold any Level 3 assets as of June 30, 2012. As of December 31, 2011 and June 30, 2011, the Company’s Level 3 assets consisted of investments in auction rate securities (“ARS”), for which the Company engaged a third-party valuation firm to estimate the fair value using a discounted cash flow approach as of the periods then ended.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2012, December 31, 2011 and June 30, 2011:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012:
Financial Assets:
Money market funds and certificates of deposit	$85,479	$85,479	$-	$-
Financial Liabilities:
Forward currency contracts	$(299)	$-	$(299)	$-
December 31, 2011:
Financial Assets:
Money market funds	$45,000	$45,000	$-	$-
Forward currency contracts	40	-	40	-
Long-term investments	2,681	-	-	2,681
Total financial assets	$47,721	$45,000	$40	$2,681
June 30, 2011:
Financial Assets:
Money market funds and certificates of deposit	$21,000	$21,000	$-	$-
Long-term investments	2,681	-	-	2,681
Total financial assets	$23,681	$21,000	$-	$2,681

During the three months ended March 31, 2012, the Company divested its remaining ARS investments for $2,500, resulting in a loss of $181 recorded in other income (expense) in the consolidated statement of operations during the period then ended. The Company also transferred the temporary gain of ARS of $241, previously recorded as other comprehensive income in stockholders’ equity, to other income (expense) in the consolidated statement of operations during the three months ended March 31, 2012. In addition, the Company transferred the associated income tax of $151, previously recorded as other comprehensive loss in stockholders’ equity, to the provision for income taxes in the consolidated statement of operations during the same quarter. The proceeds of $2,500 were recorded to other current assets as of March 31, 2012, and received by the Company in early April 2012.

3.	Inventories

Inventories consisted of the following as of June 30, 2012 and 2011, and December 31, 2011:

	June 30,		December 31,
	2012	2011	2011
Raw materials	$5,329	$7,818	$3,444
Finished goods	47,321	55,580	30,844
Total	$52,650	$63,398	$34,288

4.	Other Intangible Assets, net

The Company’s other intangible assets, net, were as follows as of June 30, 2012 and 2011, and December 31, 2011:

	June 30,		December 31,
	2012	2011	2011
Intellectual property, license agreements and other intangibles	$16,755	$16,755	$16,755
Less: accumulated amortization	(14,605)	(12,166)	(13,405)
Total	$2,150	$4,589	$3,350

5.	Income Taxes

The Company’s income tax provisions for the three and six months ended June 30, 2012 were $287 and $622, respectively, compared with income tax provisions of $387 and $160, respectively, for the same periods of the prior year. The tax provision for the 2012 periods was primarily attributable to certain discrete tax items including amortization of goodwill for tax purposes and an accrual for potential interest and penalties on certain tax positions, offset by tax benefits from the Company’s foreign operations. The tax provisions for the 2011 periods were primarily attributable to certain discrete tax items including amortization of goodwill for tax purposes and an accrual for potential interest and penalties on certain tax positions, and tax provisions (benefits) from our foreign operations.

The Company’s effective income tax rate was (3.7)% for both the three and six months ended June 30, 2012, compared with (2.9)% and (0.4)%, respectively, for the same periods of the prior year. Calculation of the effective tax rate for all periods included a non-cash valuation allowance recorded against the Company’s domestic deferred tax assets. Accordingly, no federal or state tax benefit has been recorded on the Company’s domestic operating loss for the three and six months ended June 30, 2012 and 2011, respectively. Long-term deferred tax liabilities of $3,713 and other long-term tax liabilities of $7,595 are reported as long-term liabilities on the consolidated balance sheet as of June 30, 2012.

The Company believes it is reasonably possible that the total amount of unrecognized income tax benefit in the future could decrease by up to $4,575, excluding potential interest and penalties, related to its foreign operations over the course of the next twelve months ending June 30, 2013 due to expiring statutes of limitations, that, if recognized would affect its effective tax rate.

As of June 30, 2012 and 2011, and December 31, 2011, the Company had approximately $2,572, $3,120 and $2,373, respectively, of accrued interest and penalties related to uncertain tax positions.

6.	Defined Contribution Plan

LeapFrog sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan allows employees to defer up to 100% of their eligible compensation, not to exceed the Internal Revenue Service (the “IRS”) maximum contribution limit. The Company provides a matching opportunity of 100% of eligible contributions up to a maximum of $3.5 per year, which vests over three years. For the three and six months ended June 30, 2012, the Company recorded total compensation expense of $216 and $923, respectively, related to the defined contribution plan. The Company suspended its matching program from 2010 through 2011 and therefore did not incur any related compensation expense in 2011.

7.	Stock-Based Compensation

The Company currently has outstanding two types of stock-based compensation awards to its employees and directors: stock options and restricted stock units (“RSUs”). Both stock options and RSUs can be used to acquire shares of the Company’s Class A common stock, are exercisable or convertible, as applicable, over a period not to exceed ten years, and are most commonly assigned four-year vesting periods. The Company also has an employee stock purchase plan (“ESPP”).

Stock plan activity

The table below summarizes award activity for the six months ended June 30, 2012:

	Stock		Total
	Options	RSUs	Awards
Outstanding at December 31, 2011	5,204	1,184	6,388
Grants	1,385	640	2,025
Stock option exercises/vesting RSUs	(661)	(517)	(1,178)
Retired or forfeited	(187)	(86)	(273)
Outstanding at June 30, 2012	5,741	1,221	6,962

Total shares available for future grant at June 30, 2012			10,120

As of June 30, 2012, the total shares available for future grant under the ESPP were 1,223.

Impact of stock-based compensation

The table below summarizes stock-based compensation expense for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
SG&A:
Stock options	$604	$434	$1,128	$790	*
RSUs	634	582	1,352	1,330
ESPP	97	-	164	-
Total SG&A	1,335	1,016	2,644	2,120
R&D:
Stock options	145	112	238	195
RSUs	87	68	157	109
Total R&D	232	180	395	304
Total expense	$1,567	$1,196	$3,039	$2,424

*	Amount includes the reversal of $950 in stock option compensation expense related to unvested stock options cancelled in connection with the departure of certain senior level employees including the former Chief Executive Officer.

Valuation of stock-based compensation

Stock-based compensation expense related to stock options is calculated based on the fair value of each award on the grant date. In general, the fair value for stock option grants with only a service condition is estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected term (years)	4.49	4.86	4.49	4.86
Volatility	74.3%	58.5%	74.3%	58.5%
Risk-free interest rate	0.77%	1.6%	0.82%	1.8%
Expected dividend yield	-%	-%	-%	-%

RSUs are payable in shares of the Company’s Class A common stock. The fair value of these stock-based awards is equal to the closing market price of the Company’s common stock on the date of grant. The grant date fair value is recognized on a straight-line basis in compensation expense over the vesting period of these stock-based awards, which is generally four years.

Effective September 1, 2011, the Company increased the discount from the fair market value of the Company’s common stock offered to participants of the ESPP from 5% to 15%, which resulted in stock-based compensation expense, beginning with the third quarter of 2011, due to departure from the IRS safe harbor limit of 5%. Stock-based compensation expense related to the ESPP is estimated using the Black-Scholes option pricing model with the following assumptions for the three and six months ended June 30, 2012:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Expected term (years)	0.5	0.5
Volatility	59.8%	44.1% - 59.8%
Risk-free interest rate	0.13%	0.05% - 0.13%
Expected dividend yield	-%	-%

8.	Derivative Financial Instruments

At June 30, 2012, December 31, 2011 and June 30, 2011, the Company had outstanding foreign exchange forward contracts with notional values of $37,626, $21,299 and $0, respectively. The gains and losses on these instruments are recorded in “other income (expense)” in the consolidated statements of operations. Gains and losses from foreign exchange forward contracts, net of gains and losses on the underlying transactions denominated in foreign currency, for the three and six months ended June 30, 2012 and 2011 are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gains (losses) on foreign exchange forward contracts	$(57)	$65	$(595)	$(84)
Losses on underlying transactions denominated in foreign currency	(182)	(74)	(92)	(178)
Net losses	$(239)	$(9)	$(687)	$(262)

9.	Net Loss Per Share

For all periods presented, common stock equivalents, including unvested RSUs and certain stock options, were excluded from the calculations of net loss per share, as their effect on net loss per share would be antidilutive. Outstanding weighted average common stock equivalents of Class A common stock excluded from the calculations were 2,027 and 672 for the three months ended June 30, 2012 and 2011, respectively, and 1,844 and 825 for the six months ended June 30, 2012 and 2011, respectively.

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

On May 1, 2012, the Company entered into an amendment to the revolving credit facility that, among other things: (i)  reduced the lenders’ commitment under the revolving credit facility to $50,000 during the seasonal period of January through August of each year, (ii) extended the maturity date to May 1, 2017, (iii) lowered the borrowing availability levels at lower applicable interest rate margins, (iv) reduced the applicable interest rate margins to a range of 1.50% to 2.00% above the applicable LIBOR rate for LIBOR rate loans, depending on the Company’s borrowing availability, (v) reduced the ratio of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), to fixed charges (the “Fixed Charge Coverage Ratio”) to 1.0:1.0 from 1.1:1.0 and changed the applicable periods when such ratio is to be maintained, and (vi) permitted additional dividends, stock repurchases and acquisitions upon compliance with certain Fixed Charge Coverage Ratio and availability requirements.

The revolving credit facility contains customary events of default including for: payment failures; failure to comply with covenants; failure to satisfy other obligations under the revolving credit facility or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; change-in-control provisions; and the invalidity of guaranty or security agreements. If any event of default occurs, the lenders may terminate their respective commitments, declare immediately due all borrowings under the revolving credit facility and foreclose on the collateral. A cross-default provision applies if a default occurs on other indebtedness in excess of $5,000 and the applicable grace period in respect of the indebtedness has expired, such that the lender of, or trustee for, the defaulted indebtedness has the right to accelerate. The Company is also required to maintain a Fixed Charge Coverage Ratio, during a trigger period as defined under the revolving credit facility when certain borrowing-availability thresholds are not met.

Borrowing availability under the revolving credit facility was $50,000 as of June 30, 2012. The Company had no borrowings outstanding under the revolving credit facility at June 30, 2012.

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

The primary business of the two operating segments is as follows:

•	The U.S. segment is responsible for the development, design, sales and marketing of the Company’s multimedia learning platforms, related content and learning toys, which are sold primarily through retailers, distributors, and directly to consumers via the leapfrog.com online store and the LeapFrog App Center in the U.S.

•	The International segment is responsible for the localization, sales and marketing of multimedia learning platforms, related content and learning toys, originally developed for the U.S., sold primarily in retail and distributor channels outside of the U.S.

The table below shows certain information by segment for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales:
United States	$49,141	$39,123	$101,359	$65,475
International	22,339	15,297	42,131	28,623
Totals	$71,480	$54,420	$143,490	$94,098
(Loss) income from operations:
United States	$(11,021)	$(14,442)	$(22,722)	$(35,716)
International	3,551	1,350	6,704	774
Totals	$(7,470)	$(13,092)	$(16,018)	$(34,942)

For the three and six months ended June 30, 2012, the U.S. and the United Kingdom individually accounted for more than 10% of the Company’s consolidated net sales. For the three and six months ended June 30, 2011, no countries other than the U.S. accounted for more than 10% of the Company’s consolidated net sales.

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

In addition, as of June 30, 2012, the Company had outstanding off-balance sheet commitments for outsourced manufacturing and component purchases of $22,016, which generally covers the remainder of the year ending December 31, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about management’s expectations, including, without limitation, statements concerning our expectations regarding the effect of our domestic valuation allowance on any tax liability associated with the repatriation of cash held by our foreign subsidiaries, the anticipated impact of our accumulated deficit, the funding, nature and amount of future capital expenditures, the future funding of our working capital needs, the timing, seasonality and expectations of cash flows from operations, the anticipated impact of recently issued accounting guidance on our consolidated financial statements as well as any statements regarding our existing and future products, our anticipated results of operations and other measures of financial performance, our strategic priorities, our future marketing efforts, our future research and development, and other anticipatory matters. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “future,” “potential,” or the negative of these terms or other comparable terminology. Our actual results, levels of activity, performance, achievements or the timing of events may differ materially from those expressed or implied by such forward-looking statements. The risks that could cause our results to differ include, without limitation, deterioration of global economic conditions, our ability to correctly predict highly changeable consumer preferences and product trends, our ability to continue to develop new products and services, our reliance on a small group of retailers for the majority of our gross sales, our dependence on our suppliers for our components and raw materials, the seasonality of our business, our growing focus on online products and services, system failures in our online services or web store, our reliance on a limited number of manufacturers, our ability to maintain sufficient inventory levels, our ability to compete effectively with competitors, our ability to maintain or acquire licenses, third parties who claim we are infringing on their intellectual property rights, errors or defects in our products, privacy concerns about our Internet-connected products, the sufficiency of our liquidity, the risk associated with international operations, continued compliance and associated costs with and/or changes in laws and regulations, negative political developments, natural disasters, armed hostilities, terrorism, labor strikes or public health issues, the loss of members of our executive management team, continued ownership by a few stockholders of a majority of voting power in us, and the volatility of our stock price. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or the timing of any events. We make these statements as of the date of this Quarterly Report on Form 10-Q and undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report, except as required by law.

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

Our Business

LeapFrog, founded in 1995 and incorporated in 1997 in the State of Delaware, is a leading developer and distributor of educational entertainment for children. Our product portfolio consists of multimedia learning platforms and related content and learning toys. We have developed a number of learning platforms, including the LeapPad Explorer (“LeapPad”) learning tablet, the Leapster family of multimedia learning platforms and the Tag and Tag Junior reading systems, which support a broad library of software titles. We have created hundreds of interactive content titles for our platforms, covering subjects such as phonics, reading, writing and math. In addition, we have a broad line of stand-alone learning toys. Many of our products connect to our proprietary online LeapFrog Learning Path which provides personalized feedback on a child’s learning progress and offers product recommendations to enhance each child’s learning experience. Our products are available in four languages and are sold globally through retailers, distributors and directly to consumers via the leapfrog.com online store and the LeapFrog App Center. In addition, beginning in late 2011, we began distributing third-party content through our App Center in the U.S. and certain international territories.

Due to the seasonality of our business, our results of operations for interim periods are not necessarily indicative of the operating results for a full year.

Consolidated Results of Operations

	Three Months Ended June 30,		% Change 2012 vs.	Six Months Ended June 30,		% Change 2012 vs.
	2012	2011	2011	2012	2011	2011
	(Dollars in millions)
Net sales	$71.5	$54.4	31%	$143.5	$94.1	52%
Cost of sales	42.9	35.4	21%	85.2	63.4	34%
Gross margin *	39.9%	34.9%	5.0 **	40.6%	32.7%	7.9 **
Operating expenses	36.0	32.1	12%	74.3	65.7	13%
Loss from operations	(7.5)	(13.1)	43%	(16.0)	(34.9)	54%
Net loss per share - basic and diluted	$(0.12)	$(0.21)	43%	$(0.26)	$(0.55)	53%

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Net sales for the three and six months ended June 30, 2012 increased 31% and 52%, respectively, as compared to the same periods in 2011. The increase for the three month period was largely driven by continued strong demand for LeapPad and strong content sales. The increase for the six month period was largely driven by continued strong demand for LeapPad and associated content, as well as the impact of lower volume and higher quality of beginning retail channel inventory as compared to the prior year. Net sales for the three and six months ended June 30, 2012 included a 1% negative impact from changes in foreign currency exchange rates.

Cost of sales for the three and six months ended June 30, 2012 increased 21% and 34%, respectively, as compared to the same periods in 2011. The increase for both periods was primarily driven by higher sales volume.

Consolidated gross margin for the three and six months ended June 30, 2012 was 39.9% and 40.6%, respectively, an increase of 5.0 and 7.9 percentage points over the same periods of 2011, respectively, primarily driven by higher sales volume which reduced the impact of fixed logistic costs, lower trade allowances and discounts, as well as changes in product mix with proportionally higher sales of higher margin content. The gross margin for the three month period also benefited from lower trade allowances and discounts as a percentage of net sales.

Operating expenses for the three and six months ended June 30, 2012 increased 12% and 13%, respectively, as compared to the same periods of 2011, primarily driven by higher employee compensation expenses and higher advertising expenses to support higher net sales. The increase for the six month period also included an increase in our allowance for doubtful accounts due to an isolated customer credit concern.

Loss from operations for the three and six months ended June 30, 2012 reduced 43% and 54%, respectively, as compared to the same periods in 2011, due to the increase in net sales and higher gross margin, partially offset by higher operating expenses.

Basic and diluted net loss per share for the three and six months ended June 30, 2012 reduced by $0.09 and $0.29, respectively, as compared to the same periods of 2011.

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

	Three Months Ended June 30,		% Change 2012 vs.		Six Months Ended June 30,		% Change 2012 vs.
	2012	2011	2011		2012	2011	2011
	(Dollars in millions)
SG&A expenses	$20.2	$17.7	14%		$43.9	$38.1	15%
As a percent of net sales	28%	32%	(4	)*	31%	41%	(10	)*

*	Percentage point increase (decrease)

SG&A expenses for the three and six months ended June 30, 2012 increased 14% and 15%, respectively, as compared to the same periods in 2011, primarily driven by increased headcount and higher employee compensation expenses. The increase for the six month period also included a significant increase in our allowance for doubtful accounts due to an isolated customer credit concern.

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

	Three Months Ended June 30,		% Change 2012 vs.		Six Months Ended June 30,		% Change 2012 vs.
	2012	2011	2011		2012	2011	2011
	(Dollars in millions)
R&D expenses	$8.8	$8.1	9%		$17.7	$16.4	8%
As a percent of net sales	12%	15%	(3	)*	12%	17%	(5	)*

*	Percentage point increase (decrease)

R&D expenses for the three and six months ended June 30, 2012 increased 9% and 8%, respectively, as compared to the same periods in 2011, primarily due to increased headcount and higher employee compensation expenses.

Advertising Expense

Advertising expense consists of costs associated with marketing, advertising and promoting our products, including customer-related discounts and promotional allowances.

	Three Months Ended June 30,		% Change 2012 vs.		Six Months Ended June 30,		% Change 2012 vs.
	2012	2011	2011		2012	2011	2011
	(Dollars in millions)
Advertising expenses	$4.3	$3.5	24%		$6.8	$5.8	16%
As a percent of net sales	6%	6%	-	*	5%	6%	(1	)*

*	Percentage point increase (decrease)

Advertising expense for the three and six months ended June 30, 2012 increased 24% and 16%, respectively, as compared to the same period in 2011, primarily due to higher spending in the international segment.

Income Taxes

Our provision for income taxes and effective tax rate were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Provision for income taxes	$0.3	$0.4	$0.6	$0.2
Loss before income taxes	(7.8)	(13.4)	(16.9)	(35.8)
Effective tax rate	(3.7)%	(2.9)%	(3.7)%	(0.4)%

Calculation of the effective tax rate for all periods included a non-cash valuation allowance recorded against our domestic deferred tax assets. Accordingly, no federal or state tax benefit was recorded on our domestic operating loss for all periods presented.

The tax provisions for the three and six months ended June 30, 2012 were primarily attributable to certain discrete tax items including the effect of amortization of goodwill for tax purposes and an accrual for potential interest and penalties on certain tax positions, offset by tax benefits from our foreign operations. The tax provisions for the three and six months ended June 30, 2011 were primarily attributable to certain discrete tax items including the effect of amortization of goodwill for tax purposes and an accrual for potential interest and penalties on certain tax positions, and tax provisions (benefits) from our foreign operations.

Results of Operations by Segment

We organize, operate and assess our business in two primary operating segments: U.S. and International. This presentation is consistent with how our chief operating decision maker reviews performance, allocates resources and manages the business.

U.S. Segment

The U.S. segment includes net sales and related expenses directly associated with selling our products to national and regional mass-market and specialty retailers, other retail stores and distributors, school-related distributors and resellers, and online channels including our online store and App Center. Certain corporate-level operating expenses associated with sales and marketing, product support, human resources, legal, finance, information technology, corporate development, procurement activities, R&D, legal settlements and other corporate costs are charged entirely to our U.S. segment.

	Three Months Ended June 30,		% Change 2012 vs.	Six Months Ended June 30,		% Change 2012 vs.
	2012	2011	2011	2012	2011	2011
	(Dollars in millions)
Net sales	$49.1	$39.1	26%	$101.4	$65.5	55%
Cost of sales	28.8	25.2	14%	59.7	43.6	37%
Gross margin *	41.4%	35.7%	5.7 **	41.1%	33.5%	7.6 **
Operating expenses	31.4	28.4	10%	64.3	57.6	12%
Loss from operations	$(11.0)	$(14.4)	24%	$(22.7)	$(35.7)	36%

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Net sales for the three and six months ended June 30, 2012 increased 26% and 55%, respectively, as compared to the same periods in 2011. The increase for the three month period was largely driven by the continued strong customer demand for LeapPad and strong content sales. The increase for the six month period was largely driven by continued strong demand for LeapPad and associated content, as well as the impact of lower volume and higher quality of beginning retail channel inventory as compared to the prior year.

Cost of sales for the three and six months ended June 30, 2012 increased 14% and 37%, respectively, as compared to the same periods in 2011. The increase for both periods was primarily driven by higher sales volume.

Gross margin for the three and six months ended June 30, 2012 increased 5.7 and 7.6 percentage points over the same periods of 2011, respectively, primarily driven by higher sales volume which reduced the impact of fixed costs, lower trade allowances and discounts, as well as changes in product mix with proportionally higher sales of higher margin content. Gross margin for the three month period also benefited from lower trade allowances and discounts as a percentage of net sales.

Operating expenses for the three and six months ended June 30, 2012 increased 10% and 12%, respectively, as compared to the same periods in 2011, primarily driven by higher employee compensation expenses. The increase for the six month period also included a significant increase in our allowance for doubtful accounts due to an isolated customer credit concern.

Loss from operations for the three and six months ended June 30, 2012 reduced by 24% and 36%, respectively, as compared to the same periods in 2011, due to increases in net sales and gross margin percentage, partially offset by higher operating expenses.

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

	Three Months Ended June 30,		% Change 2012 vs.	Six Months Ended June 30,		% Change 2012 vs.
	2012	2011	2011	2012	2011	2011
	(Dollars in millions)
Net sales	$22.3	$15.3	46%	$42.1	$28.6	47%
Cost of sales	14.1	10.3	37%	25.5	19.8	29%
Gross margin *	36.8%	32.8%	4.0 **	39.5%	30.8%	8.7 **
Operating expenses	4.7	3.7	27%	10.0	8.1	24%
Income from operations	$3.6	$1.4	N/M	$6.7	$0.8	N/M

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Net sales for the three and six months ended June 30, 2012 increased 46% and 47%, respectively, as compared to the same periods in 2011 largely driven by the continued strong customer demand for LeapPad and strong content sales. Net sales for the three and six months ended June 30, 2012 included a 5% and 4% negative impact from changes in currency exchange rates, respectively.

Cost of sales for the three and six months ended June 30, 2012 increased 37% and 29%, respectively, as compared to the same periods in 2011. The increase for both periods was primarily driven by higher sales volume.

Gross margin for the three and six months ended June 30, 2012 improved 4.0 and 8.7 percentage points as compared to the same periods of 2011, respectively, primarily driven by higher sales volume which reduced the impact of fixed costs, lower trade allowances and discounts, as well as changes in product mix with proportionally higher sales of higher margin content. The gross margin for the three month period also benefited from lower trade allowances and discounts as a percentage of net sales.

Operating expenses for the three and six months ended June 30, 2012 increased 27% and 24%, respectively, as compared to the same periods in 2011, primarily due to higher employee compensation expenses and higher advertising expenses.

Income from operations for the three and six months ended June 30, 2012 improved by $2.2 million and $5.9 million, respectively, as compared to the same period in 2011, primarily due to significantly increased net sales and improved gross margin percentage offset by higher operating expenses.

Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents totaled $126.9 million and $57.7 million at June 30, 2012 and 2011, respectively. The increase in cash balance was due to an increase in net sales as well as more timely cash collections from our customers. Cash and cash equivalents held by our foreign subsidiaries totaled $19.2 million and $14.3 million at June 30, 2012 and 2011, respectively. We do not intend to repatriate any foreign cash and cash equivalents as it will be used to fund foreign operations. However, if we were to do so, any associated tax liability would be fully offset by our domestic valuation allowance. In line with our investment policy, all cash equivalents were invested in high-grade certificates of deposit and money market funds as of June 30, 2012.

Inventory, stated on a first-in, first-out basis at the lower of cost or market, totaled $52.7 million and $63.4 million at June 30, 2012 and 2011, respectively. The year over year decrease in inventory levels is attributable to focused efforts to improve forecasting and inventory control.

We have an asset-based revolving credit facility (the “revolving credit facility”), which is discussed in more detail below, with a potential borrowing availability of up to $75.0 million. Borrowing availability under this revolving credit facility was $50.0 million as of June 30, 2012. There were no borrowings outstanding on our revolving credit facility at June 30, 2012.

Our accumulated deficit of $180.0 million at June 30, 2012 is not expected to have an impact on our future ability to operate, given our anticipated cash flows from operations, strong cash position and the availability of our revolving credit facility.

Future capital expenditures are primarily planned for new product development and purchases related to the upgrading of our information technology capabilities. We expect that capital expenditures for the remainder of 2012, including those for capitalized content and website development costs, will be funded with cash flows generated by operations. Capital expenditures were $10.3 million for the six months ended June 30, 2012, and $11.7 million for the same period of 2011. The Company expects capital expenditures to be in the range of $20.0 million to $25.0 million for the year ending December 31, 2012.

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

Cash Sources and Uses

The table below shows our sources and uses of cash for the six months ended June 30, 2012 as compared to the same period in 2011:

	Six Months Ended June 30,		% Change 2012 vs.
	2012	2011	2011
	(Dollars in millions)
Cash flows provided by (used in):
Operating activities	$61.3	$48.0	28%
Investing activities	(7.8)	(11.6)	33%
Financing activities	1.5	1.3	14%
Effect of exchange rate fluctuations on cash	0.1	0.6	(91)%
Increase in cash and cash equivalents	$55.1	$38.3	44%

Cash flow provided by operations for the six months ended June 30, 2012 increased $13.3 million, as compared to the same period in 2011, primarily due to a significant reduction in net loss and a higher proportion of revenue from our online businesses. This was largely offset by a decrease in cash provided by accounts receivable collection during the period, which was the result of improved accounts receivable collection efforts in the fourth quarter of 2011 as compared to the fourth quarter of 2010.

Net cash used in investing activities for the six months ended June 30, 2012 decreased $3.8 million as compared to the same period of 2011, primarily due to the proceeds from the divestment of our ARS investment of $2.5 million and a decrease in hardware and software purchases during the 2012 period.

Net cash provided by financing activities for the six months ended June 30, 2012 increased $0.2 million as compared to the same period of 2011, primarily due to increases in employee stock option exercises and stock purchases under the employee stock purchase plan, partially offset by higher payroll taxes related to an increase in employee restricted stock units released in the 2012 period as compared to 2011.

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

On May 1, 2012, we entered into an amendment to the revolving credit facility that, among other things: (i)  reduced the lenders’ commitment under the revolving credit facility to $50.0 million during the seasonal period of January through August of each year, (ii) extended the maturity date to May 1, 2017, (iii) lowered the borrowing availability levels at lower applicable interest rate margins, (iv) reduced the applicable interest rate margins to a range of 1.50% to 2.00% above the applicable LIBOR rate for LIBOR rate loans, depending on our borrowing availability, (v) reduced the ratio of Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, to fixed charges (“Fixed Charge Coverage Ratio”) to 1.0:1.0 from 1.1:1.0 and changed the applicable periods when such ratio are to be maintained, and (vi) permitted additional dividends, stock repurchases and acquisitions upon compliance with certain Fixed Charge Coverage Ratio and availability requirements.

The revolving credit facility contains customary events of default, including for: payment failures; failure to comply with covenants; failure to satisfy other obligations under the revolving credit facility or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; change-in-control provisions; and the invalidity of guaranty or security agreements. If any event of default occurs, the lenders may terminate their respective commitments, declare immediately due all borrowings under the revolving credit facility and foreclose on the collateral. A cross-default provision applies if a default occurs on other indebtedness in excess of $5.0 million and the applicable grace period in respect of the indebtedness has expired, such that the lender of, or trustee for, the defaulted indebtedness has the right to accelerate. We are also required to maintain a Fixed Charge Coverage Ratio, during a trigger period as defined under the revolving credit facility when certain borrowing-availability thresholds are not met.

Borrowing availability under the revolving credit facility was $50.0 million as of June 30, 2012. There were no borrowings outstanding under the revolving credit facility at June 30, 2012.

Contractual Obligations and Commitments

We have had no material changes outside the ordinary course of our business in our contractual obligations during the three and six months ended June 30, 2012.

In addition, as of June 30, 2012, we had outstanding off-balance sheet commitments for outsourced manufacturing and component purchases of $22.0 million, which generally covers the remainder of the year ending December 31, 2012.

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

We have made no material changes to any of our critical accounting policies through June 30, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in Item 7A of our 2011 Annual Report on Form 10-K (the “2011 Form 10-K”) have not changed materially for our quarter ended June 30, 2012.

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

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements, but the program, when properly executed, may not always eliminate our exposure to movements of currency exchange rates. The results of our hedging program for the three and six months ended June 30, 2012 and 2011 are summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Gains (losses) on foreign exchange forward contracts	$(57)	$65	$(595)	$(84)
Losses on underlying transactions denominated in foreign currency	(182)	(74)	(92)	(178)
Net losses	$(239)	$(9)	$(687)	$(262)

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts outstanding as of June 30, 2012 is as follows:

	As of June 30, 2012
	Average Forward Exchange Rate	Notional Amount in Local Currency	Fair Value of Instruments in USD
		(1)	(2)
Currencies:
British Pound (GBP/USD)	1.555	14,123	$(90)
Euro (Euro/USD)	1.248	3,571	(65)
Canadian Dollar (USD/CAD)	1.035	10,256	(142)
Mexican Peso (USD/MXN)	13.821	17,934	(2)
Total fair value of instruments in USD			$(299)

(1)	In thousands of local currency
(2)	In thousands of USD

Cash equivalents and short-term and long-term investments are presented at fair value on our consolidated balance sheet. We invest our excess cash in accordance with our investment policy. As of June 30, 2012 and 2011, our excess cash was invested only in high-grade money market funds and certificates of deposit. As of December 31, 2011, our excess cash was invested only in money market funds. Any adverse changes in interest rates or securities prices may decrease the value of our investments and operating results.

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

Based upon the evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” in our 2011 Form 10-K.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-86898	3.03	7/22/2002

3.02	Amended and Restated Bylaws	8-K	001-31396	3.01	6/5/2009

4.01	Form of Specimen Class A Common Stock Certificate	10-Q	001-31396	4.01	11/3/2011

4.02	Fourth Amended and Restated Stockholders Agreement, dated as of May 30, 2003, by and among LeapFrog Enterprises, Inc. and the other persons named therein	10-Q	001-31396	4.02	8/12/2003

10.01	LeapFrog Enterprises, Inc. Amended and Restated 2011 Equity and Incentive Plan	8-K	001-31396	10.1	6/7/2012

10.02*	Offer Letter, dated May 29, 2012, by and between LeapFrog Enterprises, Inc. and Gregory Brian Ahearn					X

10.03*	Offer Letter, dated July 5, 2012, by and between LeapFrog Enterprises, Inc. and Raymond L. Arthur.					X

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).					X

*	Indicates management contract or compensatory plan or arrangement.
25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc.
(Registrant)

/s/ John Barbour
John Barbour
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2012

/s/ Raymond L. Arthur
Raymond L. Arthur
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2012

