Form 10-Q
period 2012-09-30
LEAPFROG ENTERPRISES INC
filed 2012-11-07
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2012

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

As of November 2, 2012, 61,923,842 shares of Class A common stock, par value $0.0001 per share, and 5,714,915 shares of Class B common stock, par value $0.0001 per share, of the registrant were outstanding.

LEAPFROG ENTERPRISES, INC.

PART I.

ITEM 1. FINANCIAL STATEMENTS

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,		December 31,
	2012	2011	2011
	(Unaudited)		(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$49,427	$25,663	$71,863
Accounts receivable, net of allowances for doubtful accounts of $3,893, $676 and $659, respectively	170,106	136,256	157,418
Inventories	115,083	70,338	34,288
Prepaid expenses and other current assets	9,522	8,089	8,078
Deferred income taxes	1,035	1,585	983
Total current assets	345,173	241,931	272,630
Long-term investments	-	2,681	2,681
Deferred income taxes	1,309	907	1,311
Property and equipment, net	20,411	17,891	17,881
Capitalized product costs, net	10,935	13,215	12,511
Goodwill	19,549	19,549	19,549
Other intangible assets, net	1,550	3,960	3,350
Other assets	1,534	1,841	1,119
Total assets	$400,461	$301,975	$331,032

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$82,128	$57,851	$34,629
Accrued liabilities	45,722	32,979	50,380
Income taxes payable	414	373	377
Total current liabilities	128,264	91,203	85,386
Long-term deferred income taxes	3,798	3,480	3,542
Other long-term liabilities	2,723	9,455	9,360
Stockholders' equity:
Class A Common Stock, par value $0.0001;
Authorized - 139,500 shares; Issued and outstanding: 61,905, 49,862 and 54,923 , respectively	6	5	6
Class B Common Stock, par value $0.0001;
Authorized - 40,500 shares; Issued and outstanding: 5,715, 15,817 and 11,113, respectively	1	2	1
Treasury stock	(185)	(185)	(185)
Additional paid-in capital	403,187	393,230	395,627
Accumulated other comprehensive income (loss)	976	75	(225)
Accumulated deficit	(138,309)	(195,290)	(162,480)
Total stockholders’ equity	265,676	197,837	232,744
Total liabilities and stockholders’ equity	$400,461	$301,975	$331,032

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net sales	$193,072	$150,832	$336,562	$244,930
Cost of sales	115,771	89,025	200,974	152,385
Gross profit	77,301	61,807	135,588	92,545

Operating expenses:
Selling, general and administrative	21,257	17,875	65,158	56,012
Research and development	9,164	8,276	26,902	24,648
Advertising	7,179	7,790	13,932	13,617
Depreciation and amortization	2,838	2,917	8,751	8,261
Total operating expenses	40,438	36,858	114,743	102,538
Income (loss) from operations	36,863	24,949	20,845	(9,993)

Other income (expense):
Interest income	37	35	226	104
Interest expense	(49)	(22)	(49)	(102)
Other, net	(898)	(3,632)	(2,014)	(4,475)
Total other income (expense), net	(910)	(3,619)	(1,837)	(4,473)
Income (loss) before income taxes	35,953	21,330	19,008	(14,466)
Benefit from income taxes	(5,785)	(1,718)	(5,163)	(1,558)
Net income (loss)	$41,738	$23,048	$24,171	$(12,908)

Net income (loss) per share:
Class A and B - basic	$0.62	$0.35	$0.36	$(0.20)
Class A and B - diluted	$0.60	$0.35	$0.35	$(0.20)

Weighted average shares used to calculate net income (loss) Per share:
Class A and B - basic	67,400	65,618	66,912	65,244
Class A and B - diluted	69,512	66,175	69,071	65,244

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$41,738	$23,048	$24,171	$(12,908)

Other comprehensive income (loss), before tax
Currency translation adjustments	1,134	(1,950)	1,291	(217)
Transfer of temporary gain on long-term investment	-	-	(241)	-
Total other comprehensive income (loss), before tax	1,134	(1,950)	1,050	(217)
Transfer of tax expense allocated to temporary gain on long-term investments	-	-	151	-
Other comprehensive income (loss), net of tax	1,134	(1,950)	1,201	(217)

Comprehensive income (loss)	$42,872	$21,098	$25,372	$(13,125)

See accompanying notes

LEAPFROG ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income (loss)	$24,171	$(12,908)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	16,871	14,510
Deferred income taxes	238	456
Stock-based compensation expense	5,066	4,064
Loss on sale of long-term investments, net of tax	91	-
Loss on disposal of long-term assets	2	8
Allowance for doubtful accounts	3,371	172
Other changes in operating assets and liabilities:
Accounts receivable, net	(15,493)	21,131
Inventories	(80,149)	(23,006)
Prepaid expenses and other current assets	(1,367)	219
Other assets	(414)	(55)
Accounts payable	47,454	26,468
Accrued liabilities	(4,805)	(8,410)
Other long-term liabilities	(6,638)	(2,290)
Income taxes payable	37	206
Net cash (used in) provided by operating activities	(11,565)	20,565
Investing activities:
Purchases of property and equipment	(10,396)	(9,369)
Capitalization of product costs	(5,623)	(6,319)
Sales of investments	2,500	-
Other	-	2
Net cash used in investing activities	(13,519)	(15,686)
Financing activities:
Proceeds from stock option exercises and employee stock purchase plans	4,007	2,049
Net cash paid for payroll taxes on restricted stock unit releases	(1,513)	(717)
Net cash provided by financing activities	2,494	1,332
Effect of exchange rate changes on cash	154	(27)
Net change in cash and cash equivalents	(22,436)	6,184
Cash and cash equivalents, beginning of period	71,863	19,479
Cash and cash equivalents, end of period	$49,427	$25,663

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

2.	Fair Values of Financial Instruments and Investments

Fair value is defined by authoritative guidance as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

•	Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. As of September 30, 2012, the Company’s Level 1 assets consist of money market funds with original maturities of three months or less and recorded in cash and cash equivalents. These assets are considered highly liquid and are stated at cost, which approximates market value.

•	Level 2 includes financial instruments for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument. Such inputs could be quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transactions (less active markets), or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data, including market interest rate curves, referenced credit spreads and pre-payment rates.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The Company’s Level 2 assets and liabilities consist of outstanding foreign exchange forward contracts used to hedge its exposure to certain foreign currencies, including the British Pound, Canadian Dollar, Euro, and Mexican Peso. The Company’s outstanding foreign exchange forward contracts, all with maturities of approximately one month, had notional values of $72,632, $21,299 and $44,901 at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. The fair market values of these instruments as of the same periods were $(87), $40 and $75, respectively. The fair value of these contracts was recorded in accrued liabilities for September 30, 2012, and in prepaid expenses and other current assets for December 31, 2011 and September 30, 2011.

•	Level 3 includes financial instruments for which fair value is derived from valuation techniques, including pricing models and discounted cash flow models, in which one or more significant inputs, including the Company’s own assumptions, are unobservable.

The Company did not hold any Level 3 assets as of September 30, 2012. As of December 31, 2011 and September 30, 2011, the Company’s Level 3 assets consisted of investments in auction rate securities (“ARS”), for which the Company engaged a third-party valuation firm to assist in the estimation of the fair value using a discounted cash flow approach as of the periods then ended.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2012, December 31, 2011 and September 30, 2011:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012:
Financial Assets:
Money market funds	$30,000	$30,000	$-	$-
Financial Liabilities:
Forward currency contracts	$(87)	$-	$(87)	$-
December 31, 2011:
Financial Assets:
Money market funds	$45,000	$45,000	$-	$-
Forward currency contracts	40	-	40	-
Long-term investments	2,681	-	-	2,681
Total financial assets	$47,721	$45,000	$40	$2,681
September 30, 2011:
Financial Assets:
Long-term investments	$2,681	$-	$-	$2,681
Forward currency contracts	75	-	75	-
Total financial assets	$2,756	$-	$75	$2,681

During the three months ended March 31, 2012, the Company divested its remaining ARS investments for $2,500, resulting in a loss of $181 recorded in other income (expense) in the consolidated statement of operations during the period then ended. The Company also transferred the temporary gain related to ARS valuation of $241, previously recorded as other comprehensive income in stockholders’ equity, to other income (expense) in the consolidated statement of operations during the three months ended March 31, 2012. In addition, the Company transferred the associated income tax of $151, previously recorded as other comprehensive loss in stockholders’ equity, to the provision for income taxes in the consolidated statement of operations during the same quarter. The proceeds of $2,500 were recorded to other current assets as of March 31, 2012, and received by the Company in early April 2012.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

3.	Inventories

Inventories consisted of the following as of September 30, 2012 and 2011, and December 31, 2011:

	September 30,		December 31,
	2012	2011	2011
Raw materials	$6,385	$5,907	$3,444
Finished goods	108,698	64,431	30,844
Total	$115,083	$70,338	$34,288

4.	Other Intangible Assets, net

The Company’s other intangible assets, net, were as follows as of September 30, 2012 and 2011, and December 31, 2011:

	September 30,		December 31,
	2012	2011	2011
Intellectual property, license agreements and other intangibles	$16,755	$16,755	$16,755
Less: accumulated amortization	(15,205)	(12,795)	(13,405)
Total	$1,550	$3,960	$3,350

5.	Income Taxes

The Company’s income tax benefits for the three and nine months ended September 30, 2012 were $5,785 and $5,163, respectively, compared with income tax benefits of $1,718 and $1,558, respectively, for the same periods of the prior year. The tax benefits for all periods presented were primarily attributable to the recognition of previously unrecognized tax benefits due to the expiration of statutes of limitations, offset by foreign tax expenses and certain discrete tax items including amortization of goodwill for tax purposes and an accrual for potential interest and penalties on certain tax positions.

The Company’s effective income tax rate was (16.1)% and (27.2)% for the three and nine months ended September 30, 2012, respectively, compared with (8.1)% and 10.8%, respectively, for the same periods of the prior year. Calculation of the effective tax rate for the three and nine months ended September 30, 2012 and three months ended September 30, 2011 included a release of non-cash valuation allowance recorded against the Company’s domestic deferred tax assets, which offset federal and state tax provisions recorded on the Company’s domestic operating income for those periods. The effective tax rate for the nine months ended September 30, 2011 included a non-cash valuation allowance recorded against the Company’s deferred tax assets, which offset a tax benefit for its domestic operating loss generated in that period. Long-term deferred tax liabilities of $3,798 and other long-term tax liabilities of $1,268 are reported as long-term liabilities on the consolidated balance sheet as of September 30, 2012.

The balance of gross unrecognized tax benefits was reduced by $4,367 in the current quarter as a result of lapse in statutes of limitations. The Company believes it is reasonably possible that the total amount of unrecognized income tax benefit in the future could decrease by up to $207, excluding potential interest and penalties, related to its foreign operations over the course of the next twelve months ending September 30, 2013 due to expiring statutes of limitations, that, if recognized would affect its effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2012 and 2011, and December 31, 2011, the Company had approximately $600, $2,303 and $2,373, respectively, of accrued interest and penalties related to uncertain tax positions. The tax benefits for the three and nine months ended September 30, 2012 included a net release of interest and penalties of $1,789 and $1,978, respectively. The tax benefits for the three and nine months ended September 30, 2011 included a net release of accrued interest and penalty of $822 and $582, respectively.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

6.	Defined Contribution Plan

LeapFrog sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan allows employees to defer up to 100% of their eligible compensation, not to exceed the Internal Revenue Service (the “IRS”) maximum contribution limit. The Company provides a matching opportunity of 100% of eligible contributions up to a maximum of $3.5 per year per employee, which vests over three years. For the three and nine months ended September 30, 2012, the Company recorded total compensation expense of $164 and $1,087, respectively, related to the defined contribution plan. The Company suspended its matching program from 2010 through 2011 and therefore did not incur any related compensation expense in 2011.

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

Stock plan activity

The table below summarizes award activity for the nine months ended September 30, 2012:

	Stock		Total
	Options	RSUs	Awards
Outstanding at December 31, 2011	5,204	1,184	6,388
Grants	2,239	919	3,158
Stock option exercises/vesting RSUs	(977)	(630)	(1,607)
Retired or forfeited	(281)	(120)	(401)
Outstanding at September 30, 2012	6,185	1,353	7,538

Total shares available for future grant at September 30, 2012			9,207

As of September 30, 2012, the total shares available for future grant under the ESPP were 1,146.

Impact of stock-based compensation

The table below summarizes stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
SG&A:
Stock options	$968	$584	$2,096	$1,373	*
RSUs	746	761	2,098	2,090
ESPP	80	21	244	21
Total SG&A	1,794	1,366	4,438	3,484
R&D:
Stock options	150	145	388	341
RSUs	83	129	240	239
Total R&D	233	274	628	580
Total expense	$2,027	$1,640	$5,066	$4,064

*	Amount includes the reversal of $950 in stock option compensation expense related to unvested stock options cancelled in connection with the departure of certain senior level employees including the former Chief Executive Officer.

Valuation of stock-based compensation

Stock-based compensation expense related to stock options is calculated based on the fair value of each award on the grant date. In general, the fair value for stock option grants with only a service condition is estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the three and nine months ended September 30, 2012 and 2011:

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected term (years)	4.49	4.86	4.49	4.86
Volatility	74.3%	58.5%	74.3%	58.5%
Risk-free interest rate	0.55%	1.3%	0.72%	1.8%
Expected dividend yield	-%	-%	-%	-%

RSUs are payable in shares of the Company’s Class A common stock. The fair value of these stock-based awards is equal to the closing market price of the Company’s common stock on the date of grant. The grant date fair value is recognized on a straight-line basis in compensation expense over the vesting period of these stock-based awards, which is generally four years.

Effective September 1, 2011, the Company increased the discount from the fair market value of the Company’s common stock offered to participants of the ESPP from 5% to 15%, which resulted in stock-based compensation expense, beginning with the third quarter of 2011, due to departure from the IRS safe harbor limit of 5%. Stock- based compensation expense related to the ESPP is estimated using the Black-Scholes option pricing model with the following assumptions for the three and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Expected term (years)	0.5	0.5
Volatility	49.9% - 59.8%	44.1% - 59.8%
Risk-free interest rate	0.13% - 0.14%	0.05% - 0.14%
Expected dividend yield	-%	-%

8.	Derivative Financial Instruments

At September 30, 2012, December 31, 2011 and September 30, 2011, the Company had outstanding foreign exchange forward contracts with notional values of $72,632, $21,299 and $44,901, respectively. The gains and losses on these instruments are recorded in “other income (expense)” in the consolidated statements of operations. Gains and losses from foreign exchange forward contracts, net of gains and losses on the underlying transactions denominated in foreign currency, for the three and nine months ended September 30, 2012 and 2011 are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Losses on foreign exchange forward contracts	$(1,326)	$(2,000)*	$(1,921)	$(2,084)
Gains (losses) on underlying transactions denominated in foreign currency	587	(1,342)	495	(1,522)
Net losses	$(739)	$(3,342)	$(1,426)	$(3,606)

*	Amount includes a $1.5 million realized loss on foreign exchange forward hedging contracts in our U.S. segment due to an operational error.

 LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

9.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(Numerator)
Net income (loss)	$41,738	$23,048	$24,171	$(12,908)
(Denominator)
Weighted average shares outstanding during period:
Class A and B - basic	67,400	65,618	66,912	65,244
Common stock equivalents	2,112	557	2,159	-
Class A and B - diluted	69,512	66,175	69,071	65,244
Net income (loss) per share:
Class A and B - basic	$0.62	$0.35	$0.36	$(0.20)
Class A and B - diluted	$0.60	$0.35	$0.35	$(0.20)

Options to purchase shares of our common stock and RSUs, totaling of 2,002 and 1,207 were excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2012, respectively, as the effect would have been antidilutive. Options to purchase shares of our common stock and RSUs, totaling of 4,784 and 7,159 were excluded from the calculation of diluted net income (loss) per share for the three and nine months ended September 30, 2011, respectively, as the effect would have been antidilutive.

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

The revolving credit facility contains customary events of default including: payment failures; failure to comply with covenants; failure to satisfy other obligations under the revolving credit facility or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; change-in-control provisions; and the invalidity of guaranty or security agreements. If any event of default occurs, the lenders may terminate their respective commitments, declare immediately due all borrowings under the revolving credit facility and foreclose on the collateral. A cross-default provision applies if a default occurs on other indebtedness in excess of $5,000 and the applicable grace period in respect of the indebtedness has expired, such that the lender of, or trustee for, the defaulted indebtedness has the right to accelerate. The Company is also required to maintain the Fixed Charge Coverage Ratio, during a trigger period as defined under the revolving credit facility when certain borrowing-availability thresholds are not met.

Borrowing availability under the revolving credit facility was $75,000 as of September 30, 2012. The Company had no borrowings outstanding under the revolving credit facility at September 30, 2012.

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

The primary business of the two operating segments is as follows:

•	The U.S. segment is responsible for the development, design, sales and marketing of the Company’s multimedia learning platforms, related content and learning toys, which are sold primarily through retailers, distributors, and directly to consumers via the leapfrog.com online store and the LeapFrog App Center (“App Center”) in the U.S.

•	The International segment is responsible for the localization, sales and marketing of multimedia learning platforms, related content and learning toys, originally developed for the U.S., sold primarily through retailers, distributors and the App Center outside of the U.S.

The table below shows certain information by segment for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales:
United States	$145,691	$115,974	$247,050	$181,449
International	47,381	34,858	89,512	63,481
Totals	$193,072	$150,832	$336,562	$244,930
Income (loss) from operations:
United States	$24,781	$17,956	$2,059	$(17,760)
International	12,082	6,993	18,786	7,767
Totals	$36,863	$24,949	$20,845	$(9,993)

For all periods presented, no countries other than the U.S. accounted for more than 10% of the Company’s consolidated net sales.

12.	Contingencies

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

In addition, as of September 30, 2012, the Company had outstanding off-balance sheet commitments for outsourced manufacturing and component purchases of $4,808, which generally covers the remainder of the year ending December 31, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about management’s expectations, including, without limitation, the timing of our advertising spending, the effects of improvements to our foreign currency hedging program, our expectations regarding the effect of our domestic valuation allowance on any tax liability associated with the repatriation of cash held by our foreign subsidiaries, the anticipated impact of our accumulated deficit, expected future inventory levels, the funding, nature and amount of future capital expenditures, the future funding of our working capital needs, the timing, seasonality and expectations of cash flows from operations, the anticipated impact of recently issued accounting guidance on our consolidated financial statements as well as any statements regarding our existing and future products, our anticipated results of operations and other measures of financial performance, our strategic priorities, our future marketing efforts, our future research and development, and other anticipatory matters. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “future,” “potential,” or the negative of these terms or other comparable terminology. Our actual results, levels of activity, performance, achievements or the timing of events may differ materially from those expressed or implied by such forward-looking statements. The risks that could cause our results to differ include, without limitation, deterioration of global economic conditions, our ability to correctly predict highly changeable consumer preferences and product trends, our ability to continue to develop new products and services, our reliance on a small group of retailers for the majority of our gross sales, our dependence on our suppliers for our components and raw materials, the seasonality of our business, our growing focus on online products and services, system failures in our online services or web store, our reliance on a limited number of manufacturers, our ability to maintain sufficient inventory levels, our ability to compete effectively with competitors, our ability to maintain or acquire licenses, third parties who claim we are infringing on their intellectual property rights, errors or defects in our products, privacy concerns about our Internet-connected products, the sufficiency of our liquidity, the risk associated with international operations, continued compliance and associated costs with and/or changes in laws and regulations, negative political developments, natural disasters, armed hostilities, terrorism, labor strikes or public health issues, the loss of members of our executive management team, continued ownership by a few stockholders of significant voting power in us, and the volatility of our stock price. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or the timing of any events. We make these statements as of the date of this Quarterly Report on Form 10-Q and undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report, except as required by law.

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

Our Business

LeapFrog, founded in 1995 and incorporated in 1997 in the State of Delaware, is a leading developer and distributor of educational entertainment for children. Our product portfolio consists of multimedia learning platforms and related content and learning toys. We have developed a number of learning platforms, including the LeapPad Explorer (“LeapPad”) learning tablets, the Leapster family of multimedia learning platforms and the Tag and Tag Junior reading systems, which support a broad library of software titles. We have created hundreds of interactive content titles for our platforms, covering subjects such as phonics, reading, writing, math and art. In addition, we have a broad line of stand-alone learning toys. Many of our products connect to our proprietary online LeapFrog Learning Path which provides personalized feedback on a child’s learning progress and offers product recommendations to enhance each child’s learning experience. Our products are available in four languages and are sold globally through retailers, distributors and directly to consumers via the leapfrog.com online store and the LeapFrog App Center (“App Center”). In addition, beginning in late 2011, we began distributing third-party content through our App Center in the U.S. and certain international territories.

Due to the seasonality of our business, our results of operations for interim periods are not necessarily indicative of the operating results for a full year.

Consolidated Results of Operations

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,		2012 vs.	September 30,		2012 vs.
	2012	2011	2011	2012	2011	2011
	(Dollars in millions)			(Dollars in millions)
Net sales	$193.1	$150.8	28%	$336.6	$244.9	37%
Cost of sales	115.8	89.0	30%	201.0	152.4	32%
Gross margin *	40.0%	41.0%	(1.0)**	40.3%	37.8%	2.5 **
Operating expenses	40.4	36.9	10%	114.7	102.5	12%
Income (loss) from operations	36.9	24.9	48%	20.8	(10.0)	309%
Net income (loss) per share - basic	$0.62	$0.35	(77)%	$0.36	$(0.20)	280%
Net income (loss) per share - diluted	$0.60	$0.35	71%	$0.35	$(0.20)	275%

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Net sales for the three and nine months ended September 30, 2012 increased 28% and 37%, respectively, as compared to the same periods in 2011, largely driven by continued strong demand for LeapPad and strong content sales, as well as proportionally lower trade allowances and discounts, partially offset by lower sales due to product transitions. Net sales for the nine month period ended September 30, 2012 also included the impact of lower level and higher quality beginning retail channel inventories as compared to the same period in 2011. Net sales for both the three and nine months ended September 30, 2012 included a 1% negative impact from changes in foreign currency exchange rates.

Cost of sales for the three and nine months ended September 30, 2012 increased 30% and 32%, respectively, as compared to the same periods in 2011. The increase for both periods was primarily driven by higher sales volume, higher product costs and higher royalty costs associated with content distributed through our App Center that was launched in August 2011, as well as by higher inventory allowances due to product transitions.

Consolidated gross margin for the three months ended September 30, 2012 was 40.0%, a decrease of 1.0 percentage point as compared to the same period of 2011, primarily driven by higher inventory allowances as percentage of net sales due to product transitions, partially offset by proportionally lower trade allowances and discounts, and higher sales volume which reduced the impact of fixed logistic costs. Impact from higher sales of lower margin mobile learning platforms was generally offset by higher sales of higher margin content and accessories. Consolidated gross margin for the nine months ended September 30, 2012 was 40.3%, an increase of 2.5 percentage points over the same period of 2011, primarily driven by changes in product mix with proportionally higher sales of higher margin content and accessories, proportionally lower trade allowances and discounts, and higher sales volume which reduced the impact of fixed logistic costs, partially offset by higher inventory allowances as percentage of net sales due to product transitions.

Operating expenses for the three months ended September 30, 2012 increased 10%, as compared to the same period of 2011, primarily driven by higher employee compensation expenses, partially offset by lower advertising expenses due to timing of planned advertising spending. Operating expenses for the nine months ended September 30, 2012 increased 12%, as compared to the same period of 2011, primarily driven by higher employee compensation expenses and an increase in our allowance for doubtful accounts due to an isolated customer credit concern.

Income from operations for the three months ended September 30, 2012 increased 48% as compared to the same period in 2011 due to the increase in net sales, partially offset by lower gross margin and higher operating expenses.

Income (loss) from operations for the nine months ended September 30, 2012 improved by $30.8 million as compared to the same period in 2011 due to the increase in net sales and higher gross margin, partially offset by higher operating expenses.

Basic and diluted net income per share for the three months ended September 30, 2012 improved by $0.27 and $0.25, respectively, as compared to the same period of 2011. Basic and diluted net income (loss) per share for the nine months ended September 30, 2012 improved by $0.56 and $0.55, respectively, as compared to the same period of 2011.

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

	Three Months Ended		% Change		Nine Months Ended		% Change
	September 30,		2012 vs.		September 30,		2012 vs.
	2012	2011	2011		2012	2011	2011
	(Dollars in millions)				(Dollars in millions)
SG&A expenses	$21.3	$17.9	19%		$65.2	$56.0	16%
As a percent of net sales	11%	12%	(1	)*	19%	23%	(4	)*

*	Percentage point increase (decrease)

SG&A expenses for the three and nine months ended September 30, 2012 increased 19% and 16%, respectively, as compared to the same periods in 2011, primarily driven by increased headcount and higher employee compensation expenses. The increase for the nine month period also included a significant increase in our allowance for doubtful accounts due to an isolated customer credit concern.

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

	Three Months Ended		% Change		Nine Months Ended		% Change
	September 30,		2012 vs.		September 30,		2012 vs.
	2012	2011	2011		2012	2011	2011
	(Dollars in millions)				(Dollars in millions)
R&D expenses	$9.2	$8.3	11%		$26.9	$24.6	9%
As a percent of net sales	5%	5%	-	*	8%	10%	(2	)*

*	Percentage point increase (decrease)

R&D expenses for the three and nine months ended September 30, 2012 increased 11% and 9%, respectively, as compared to the same periods in 2011, primarily due to increased headcount and higher employee compensation expenses.

Advertising Expense

	Three Months Ended		% Change		Nine Months Ended		% Change
	September 30,		2012 vs.		September 30,		2012 vs.
	2012	2011	2011		2012	2011	2011
	(Dollars in millions)				(Dollars in millions)
Advertising expenses	$7.2	$7.8	(8)%		$13.9	$13.6	2%
As a percent of net sales	4%	5%	(1	)*	4%	6%	(2	)*

*	Percentage point increase (decrease)

Advertising expense for the three months ended September 30, 2012 decreased 8%, as compared to the same period in 2011, primarily due to planned advertising spending weighted more toward the fourth quarter of 2012 in the U.S. to support our sales in the 2012 holiday season. Advertising expense for the nine months ended September 30, 2012 increased 2%, respectively, as compared to the same period in 2011, primarily due to higher spending in the international segment, offset by lower spending in the U.S. due to planned advertising spending weighted more toward the fourth quarter of 2012 to support our sales in the 2012 holiday season.

Other Income (Expense)

Other expense decreased significantly for the three and nine month periods ended September 30, 2012 as compared to the same periods of 2011, resulting primarily from our foreign currency activity. Late in the third quarter of 2011, the U.S. dollar strengthened significantly against several of our foreign currencies, resulting in a $0.3 million realized foreign currency loss and a $1.6 million unrealized foreign currency translation loss for the three month period ended September 30, 2011. In addition, we enter into short-term foreign exchange forward contracts, typically based on 30-day forward spot rates to minimize certain foreign exposures. During the third quarter of 2011, an operational error caused us to enter into forward hedging contracts that differed from what we had intended. As a result of this error, we recorded a $1.5 million realized loss on foreign exchange forward contracts in our U S. segment for the three month period ended September 30, 2011. We subsequently made improvements to our foreign currency hedging program to provide greater assurance of accurate execution of our hedging determinations.

Income Taxes

Our provision for income taxes and effective tax rate were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Benefit for income taxes	$(5.8)	$(1.7)	$(5.2)	$(1.6)
Income (loss) before income taxes	36.0	21.3	19.0	(14.5)
Effective tax rate	(16.1)%	(8.1)%	(27.2)%	10.8%

Calculation of the effective tax rate for the three and nine months ended September 30, 2012 and three months ended September 30, 2011 included a release of non-cash valuation allowance recorded against the our domestic deferred tax assets, which offset federal and state tax provisions recorded on our domestic operating income for those periods. The effective tax rate for the nine months ended September 30, 2011 included a non-cash valuation allowance recorded against our deferred tax assets, which offset a tax benefit for our domestic operating loss generated in that period.

Tax benefits recognized in each of the 2012 periods and 2011 periods included $6.4 million and $2.9 million, respectively, of benefit associated with the recognition of previously unrecognized tax benefits due to the expiration of statutes of limitations in certain of our foreign jurisdictions, offset by foreign tax expense and certain discrete tax items including amortization of goodwill for tax purposes and an accrual for potential interest and penalties on certain tax positions.

Results of Operations by Segment

We organize, operate and assess our business in two primary operating segments: U.S. and International. This presentation is consistent with how our chief operating decision maker reviews performance, allocates resources and manages the business.

U.S. Segment

The U.S. segment includes net sales and related expenses directly associated with selling our products to national and regional mass-market and specialty retailers, other retail stores, distributors, resellers, and online channels including our online store and App Center. Certain corporate-level operating expenses associated with sales and marketing, product support, human resources, legal, finance, information technology, corporate development, procurement activities, R&D, legal settlements and other corporate costs are charged entirely to our U.S. segment.

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,		2012 vs.	September 30,		2012 vs.
	2012	2011	2011	2012	2011	2011
	(Dollars in millions)			(Dollars in millions)
Net sales	$145.7	$116.0	26%	$247.1	$181.4	36%
Cost of sales	86.5	67.0	29%	146.2	110.5	32%
Gross margin *	40.6%	42.3%	(1.7)**	40.8%	39.1%	1.7 **
Operating expenses	34.4	31.1	11%	98.8	88.7	11%
Income (loss) from operations	$24.8	$18.0	38%	$2.1	$(17.8)	112%

* Gross profit as a percentage of net sales
** Percentage point change in gross margin

Net sales for the three and nine months ended September 30, 2012 increased 26% and 36%, respectively, as compared to the same periods in 2011. The increase for the three month period was largely driven by continued strong demand for LeapPad and strong content sales, as well as proportionally lower trade allowances and discounts, partially offset by lower sales due to product transition. The increase for the nine month period also included the impact of lower level and higher quality beginning retail channel inventories as compared to the prior year.

Cost of sales for the three and nine months ended September 30, 2012 increased 29% and 32%, respectively, as compared to the same periods in 2011. The increase for both periods was primarily driven by higher sales volume, higher product costs and higher royalty costs associated with content distributed through our App Center that was launched in August 2011, as well as higher inventory allowances due to product transitions.

Gross margin for the three months ended September 30, 2012 declined 1.7 percentage points over the same period of 2011, primarily driven by higher inventory allowances as percentage of net sales due to product transitions, partially offset by proportionally lower trade allowances and discounts, and higher sales volume which reduced the impact of fixed logistic costs. Impact from higher sales of lower margin mobile learning platforms was generally offset by higher sales of higher margin content and accessories. Gross margin for the nine months ended September 30, 2012 increased 1.7 percentage points over the same period of 2011, primarily driven by changes in product mix with proportionally higher sales of higher margin content and accessories, and higher sales volume which reduced the impact of fixed logistic costs, partially offset by higher inventory allowances as percentage of net sales due to product transitions.

Operating expenses for both the three and nine months ended September 30, 2012 increased 11%, as compared to the same periods in 2011, primarily driven by higher employee compensation expenses, partially offset by lower advertising expenses due to planned advertising spending weighted more toward the fourth quarter of 2012 to support our sales in the 2012 holiday season. The increase for the nine month period also included a significant increase in our allowance for doubtful accounts due to an isolated customer credit concern.

Income from operations for the three months ended September 30, 2012 increased 38% as compared to the same period in 2011 due to increases in net sales, partially offset by lower gross margin and higher operating expenses. Income (loss) from operations for the nine months ended September 30, 2012 improved by $19.9 million as compared to the same period in 2011 due to increases in net sales and gross margin, partially offset by higher operating expenses.

International Segment

The International segment includes the net sales and related expenses directly associated with selling our products to national and regional mass-market and specialty retailers and other outlets through our offices in the United Kingdom, France, Canada and Mexico and through distributors in markets such as Australia, South Africa and Spain, as well as through our online store. Certain corporate-level operating expenses associated with sales and marketing, product support, human resources, legal, finance, information technology, corporate development, procurement activities, research and development, legal settlements and other corporate costs are allocated to our U.S. segment and not allocated to our International segment.

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,		2012 vs.	September 30,		2012 vs.
	2012	2011	2011	2012	2011	2011
	(Dollars in millions)			(Dollars in millions)
Net sales	$47.4	$34.9	36%	$89.5	$63.5	41%
Cost of sales	29.3	22.1	33%	54.8	41.9	31%
Gross margin *	38.2%	36.7%	1.5 **	38.8%	34.0%	4.8 **
Operating expenses	6.0	5.8	4%	16.0	13.8	15%
Income from operations	$12.1	$7.0	73%	$18.8	$7.8	142%

* Gross profit as a percentage of net sales
** Percentage point change in gross margin

Net sales for the three and nine months ended September, 2012 increased 36% and 41%, respectively, as compared to the same periods in 2011, largely driven by the continued strong customer demand for LeapPad and strong content sales, as well as proportionally lower trade allowances and discounts. Net sales for both the three and nine months ended September 30, 2012 included a 3% negative impact from changes in currency exchange rates.

Cost of sales for the three and nine months ended September 30, 2012 increased 33% and 31%, respectively, as compared to the same periods in 2011. The increase for both periods was primarily driven by higher sales volume, higher product cost and higher royalty costs associated with content distributed through our App Center that was launched in August 2011. Cost of sales for the three months ended September 30, 2012 was also impacted by a slightly higher inventory allowances due to product transitions.

Gross margin for the three and nine months ended September 30, 2012 improved 1.5 and 4.8 percentage points as compared to the same periods of 2011, respectively, primarily driven by proportionally lower trade allowances and discounts, and higher sales volume. Gross margin improvement for the three month ended September 30, 2012 was partially offset by a slightly higher inventory allowances as percentage of net sales due to product transitions.

Operating expenses for the three and nine months ended September 30, 2012 increased 4% and 15%, respectively, as compared to the same periods in 2011, primarily driven by higher employee compensation expenses and higher advertising expenses.

Income from operations for the three and nine months ended September 30, 2012 increased 73% and 142%, respectively, as compared to the same periods in 2011, primarily due to significantly increased net sales and improved gross margin percentage offset by higher operating expenses.

Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents totaled $49.4 million and $25.7 million at September 30, 2012 and 2011, respectively. The increase in cash and cash equivalents was primarily due to the improvement in operating results, offset by higher investment in inventories to better prepare for the 2012 holiday season and higher accounts receivable balance associated with the higher sales during the quarter ended September 30, 2012. Cash and cash equivalents held by our foreign subsidiaries totaled $11.4 million and $9.6 million at September 30, 2012 and 2011, respectively. We do not intend to repatriate any foreign cash and cash equivalents as it will be used to fund foreign operations. However, if we were to do so, any associated tax liability would be fully offset by our net operating loss or tax credit carry forwards. In line with our investment policy, all cash equivalents were invested in high-grade short-term money market funds as of September 30, 2012.

Inventory, stated on a first-in, first-out basis at the lower of cost or market, totaled $115.1 million and $70.3 million at September 30, 2012 and 2011, respectively. The year over year increase in inventory levels is attributable to improved timing and phasing of production to prepare for earlier and higher level of demand of our products for the 2012 holiday season. We expect inventory levels to return to appropriate levels by the end of the year ending December 31, 2012.

We have an asset-based revolving credit facility (the “revolving credit facility”), which is discussed in more detail below, with a potential borrowing availability of up to $75.0 million. Borrowing availability under this revolving credit facility was $75.0 million as of September 30, 2012. There were no borrowings outstanding on our revolving credit facility at September 30, 2012.

Our accumulated deficit of $138.3 million at September 30, 2012 is not expected to have an impact on our future ability to operate, given our anticipated cash flows from operations, strong cash position and the availability of our revolving credit facility.

Future capital expenditures are primarily planned for new product development and purchases related to the upgrading of our information technology capabilities. We expect that capital expenditures for the remainder of 2012, including those for capitalized content and website development costs, will be funded with cash flows generated by operations. Capital expenditures were $16.0 million for the nine months ended September 30, 2012, and $15.7 million for the same period of 2011. The Company expects capital expenditures to be in the range of $20.0 million to $25.0 million for the year ending December 31, 2012.

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

Cash Sources and Uses

The table below shows our sources and uses of cash for the nine months ended September 30, 2012 as compared to the same period in 2011:

	Nine Months Ended September 30,		% Change 2012 vs.
	2012	2011	2011
	(Dollars in millions)
Cash flows provided by (used in):
Operating activities	$(11.6)	$20.6	(156)%
Investing activities	(13.5)	(15.7)	14%
Financing activities	2.5	1.3	87%
Effect of exchange rate fluctuations on cash	0.2	-	100%
Increase (decrease) in cash and cash equivalents	$(22.4)	$6.2	(461)%

Cash flow provided by (used in) operations for the nine months ended September 30, 2012 decreased $32.2 million, as compared to the same period in 2011, primarily due to significantly higher inventory purchases during the period to prepare for earlier and greater demand for our products in preparation for the upcoming holiday season. In addition, there was a decrease in cash provided by accounts receivable collection during the period as compared to the prior year period, which was primarily due to significant collections during early 2011 as the result of delayed collection effort in the fourth quarter of 2010. These impacts were largely offset by a significant improvement in net income (loss) and a higher proportion of revenue from our online businesses.

Net cash used in investing activities for the nine months ended September 30, 2012 decreased $2.2 million as compared to the same period of 2011, primarily due to the proceeds from the divestment of our ARS investment of $2.5 million that we received during the second quarter of 2012.

Net cash provided by financing activities for the nine months ended September 30, 2012 increased $1.2 million as compared to the same period of 2011, primarily due to increases in employee stock option exercises and stock purchases under the employee stock purchase plan, partially offset by higher payroll taxes related to an increase in employee restricted stock units released and at higher stock prices in the 2012 period as compared to 2011.

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

Borrowing availability under the revolving credit facility was $75.0 million as of September 30, 2012. There were no borrowings outstanding under the revolving credit facility at September 30, 2012.

Contractual Obligations and Commitments

We have had no material changes outside the ordinary course of our business in our contractual obligations during the three and nine months ended September 30, 2012.

In addition, as of September 30, 2012, we had outstanding off-balance sheet commitments for outsourced manufacturing and component purchases of $4.8 million, which generally covers the remainder of the year ending December 31, 2012.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ significantly from those estimates under different assumptions and conditions. We included in our 2011 Annual Report on Form 10-K (the “2011 Form 10-K”) a discussion of our critical accounting policies that are particularly important to the portrayal of our financial position and results of operations and that require the use of our management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We have made no material changes to any of our critical accounting policies through September 30, 2012.

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

Recently Issued Accounting Standards Not Yet Adopted

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350). The objective of this guidance is to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We do not anticipate material impact to our consolidated financial statements upon adoption of this guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in Item 7A of our 2011 Form 10-K have not changed materially for our quarter ended September 30, 2012.

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

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements, but the program, when properly executed, may not always eliminate our exposure to movements of currency exchange rates. The results of our hedging program for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Losses on foreign exchange forward contracts	$(1,326)	$(2,000)*	$(1,921)	$(2,084)*
Gains (losses) on underlying transactions denominated in foreign currency	587	(1,342)	495	(1,522)
Net losses	$(739)	$(3,342)	$(1,426)	$(3,606)

*      Amount includes a $1.5 million realized loss on foreign exchange forward hedging contracts in our U.S. segment due to an operational error.

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts outstanding as of September 30, 2012 is as follows:

	As of September 30, 2012
	Average Forward Exchange Rate	Notional Amount in Local Currency	Fair Value of Instruments in USD
		(1)	(2)
Currencies:
British Pound (GBP/USD)	1.610	25,959	$(59)
Euro (Euro/USD)	1.288	7,123	15
Canadian Dollar (USD/CAD)	0.987	19,141	(42)
Mexican Peso (USD/MXN)	12.879	28,965	(1)
Total fair value of instruments in USD			$(87)

(1)     In thousands of local currency

(2)     In thousands of USD

Cash equivalents and short-term and long-term investments are presented at fair value on our consolidated balance sheet. We invest our excess cash in accordance with our investment policy. As of September 30, 2012, our excess cash was invested only in high-grade money market funds. As of December 31, 2011, our excess cash was invested only in money market funds. As of September 30, 2011, we did not hold any cash equivalents. Any adverse changes in interest rates or securities prices may decrease the value of our investments and operating results.

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

Based upon the evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” in our 2011 Form 10-K.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-86898	3.03	7/22/2002

3.02	Amended and Restated Bylaws	8-K	001-31396	3.01	6/5/2009

4.01	Form of Specimen Class A Common Stock Certificate	10-Q	001-31396	4.01	11/3/2011

4.02	Fourth Amended and Restated Stockholders Agreement, dated as of May 30, 2003, by and among LeapFrog Enterprises, Inc. and the other persons named therein	10-Q	001-31396	4.02	8/12/2003
31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) related notes (furnished herewith).					X

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

Date: November 7, 2012

/s/ Raymond L. Arthur
Raymond L. Arthur
Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2012

