Form 10-K
period 2012-12-31
LEAPFROG ENTERPRISES INC
filed 2013-03-11
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer  ☐    Accelerated filer  ☒

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2012, calculated using the closing sale price as of that day, was approximately $453.4 million. Shares of common stock held by each executive officer and director of the registrant and by each person who is known by the registrant to own 5% or more of the outstanding voting power of the registrant’s common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of Class A common stock and Class B common stock, outstanding as of February 15, 2013, was 62,014,269 and 5,714,915, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference in Part III of this Annual Report on Form 10-K portions of its definitive proxy statement for the 2013 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2012.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, “Overview” and “2013 Outlook.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K. LeapFrog assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

SPECIAL NOTE ON FISCAL PERIOD DATES

This Annual Report on Form 10-K presents information regarding LeapFrog’s performance during the fiscal year ended December 31, 2008, through the fiscal year ended December 31, 2012, as well as future financial obligations for the fiscal years ending December 31, 2013 through the fiscal year ending December 31, 2022. At the beginning of each Part of this Annual Report on Form 10-K, and in all tables, we remind the reader that our fiscal year ends December 31. Otherwise, we refer to each fiscal year as the year, for example: “2012” refers to the fiscal year ended December 31, 2012.

SPECIAL NOTE ON FINANCIALS

Unless otherwise noted all financial information is presented in thousands except for per share data and percentages.

TRADEMARKS AND SERVICE MARKS

COUNTING CANDLES, LEAP, LEAPFROG, the LeapFrog logos, the LeapFrog Connect logo, the LeapFrog Learning Path logo, the LeapFrog School logo, the LeapFrog LeapSchool logo, the LeapFrog Scout & Friends logo, LEAPPAD, LEAPPAD2, LEAPPAD EXPLORER, the LeapPad Explorer logo, the LeapPad2 Explorer logo, LEAPREADER, LEAPSTER, the Leapster2 logo, LEAPSTERGS EXPLORER, LEAPSTER EXPLORER, the Leapster Explorer logo, LEARN & GROOVE, LEARN SOMETHING NEW EVERY DAY, LETTER FACTORY, LITTLE TOUCHES. BIG LEARNING., MR. PENCIL, MY OWN LEAPTOP, PEAK-A-SHOE, ODYSSEY, SEE THE LEARNING, TAG, the Tag logo, the Tag Junior logo, the Tag School logo, TALKING WORDS FACTORY and TOUCH MAGIC are some of our trademarks or service marks. This Annual Report on Form 10-K also includes other trademarks and service marks, as well as trade dress and trade names of ours. Other trademarks in this Annual Report on Form 10-K are the property of their respective owners.

i

ii

PART I

ITEM 1. BUSINESS

LeapFrog Enterprises, Inc. (“LeapFrog,” “we,” “us” or “our”), founded in 1995 and incorporated in 1997 in the State of Delaware, is a leading developer of educational entertainment for children. Our product portfolio consists of multimedia learning platforms and related content and learning toys. We have developed a number of learning platforms, including the LeapPad family of learning tablets, the Leapster family of handheld learning game systems and the Tag and Tag Junior reading systems, which support a broad library of content titles. We have created hundreds of interactive content titles for our platforms, covering subjects such as phonics, reading, writing and math. In addition, we have a broad line of stand-alone learning toys. Many of our products connect to our proprietary online LeapFrog Learning Path (the “Learning Path”), which provides personalized feedback on a child’s learning progress and offers product recommendations to enhance each child’s learning experience. Our products are available in four languages and are sold globally through retailers, distributors and directly to consumers via the leapfrog.com online store and LeapFrog App Center. LeapFrog is headquartered in Emeryville, California.

Business Segments and Operations

We organize, operate and assess our business in two primary operating segments: United States (“U.S.”) and International. Refer to Note 20—“Segment Reporting” in our Consolidated Financial Statements included in this Annual Report on Form 10-K for detailed information on our segments and their financial results for the fiscal years ended December 31, 2012, 2011 and 2010.

The operations of our business segments are described below.

•	United States: The U.S. segment is responsible for the development, design, sales and marketing of multimedia learning platforms and related content, as well as learning toys, sold in the U.S. This segment markets and sells our products directly to national and regional mass-market and specialty retailers and other retail stores and distributors. This segment also sells our products through our online store, App Center, and other Internet-based channels. In addition, beginning in late 2011, this segment began distributing third-party content through our App Center.

The U.S. segment represented approximately 73%, 75% and 80% of LeapFrog’s consolidated net sales in 2012, 2011 and 2010, respectively. The vast majority of this segment’s net sales are to three large retailers. Sales invoiced to Wal-Mart Stores, Inc. (“Wal-Mart”), Toys “R” Us, Inc. (“Toys “R” Us) and Target Corporation (“Target”), in the aggregate, accounted for approximately 66%, 64% and 65% of the segment’s gross sales in 2012, 2011 and 2010, respectively. Each of these customers accounted for more than 10% of our consolidated and U.S. segment’s gross sales in each of 2012, 2011 and 2010. Accordingly, the loss of any of these three customers would have a material adverse effect on our business.

•	International: The International segment is responsible for the localization, sales and marketing of multimedia learning platforms and related content, as well as learning toys, originally developed for the U.S. This segment markets and sells our products to national and regional mass-market and specialty retailers and other outlets through our offices in the United Kingdom, France, Canada and Mexico, as well as through distributors in various markets such as Australia, South Africa and Spain. In addition, beginning in late 2011, this segment began distributing third-party content through our App Center to certain territories.

The International segment represented approximately 27%, 25% and 20% of our consolidated net sales in 2012, 2011 and 2010, respectively. In 2012, the United Kingdom accounted for 10% of our consolidated net sales, but no single country represented 10% or more in 2011 and 2010. Sales invoiced to Wal-Mart and Toys “R” Us in aggregate accounted for approximately 27%, 30% and 32% of the segment’s gross sales in 2012, 2011 and 2010, respectively.

Product Portfolio

Our product portfolio for both business segments includes the following:

Multimedia Learning Platforms:

Our multimedia learning platform products include innovative features that facilitate a wide variety of learning experiences provided by our rich content libraries available in both cartridge and digitally-downloadable forms. All of our multimedia learning platforms are web-enabled and connect to the Learning Path.

Hardware

•	LeapPad2: During 2012, we launched our second-generation LeapPad for children ages three to nine. In addition to existing LeapPad features, LeapPad2 updates include: front and back cameras, faster processor, longer battery life and a recharger pack option, and four gigabytes of memory, double the on-board memory of LeapPad, allowing storage of up to 25,000 photos or 70 downloads. LeapPad2 is compatible with both cartridges and digital content from our App Center (described below).

•	LeapPad: During 2011, we launched LeapPad, a kid-tough, personalized learning tablet for children ages three to nine with a built-in camera and video recorder. The tablet includes art, story, and photo studio applications and two gigabytes of memory. LeapPad is compatible with both cartridges and digital content from our App Center.

•	LeapsterGS: LeapsterGS, launched in 2012 and designed for children ages four to nine, is our next-generation Leapster Explorer. Updated features include motion-based play, a built-in camera and video recorder, kid-friendly controls, and a recharger pack option. LeapsterGS is compatible with both cartridges and App Center content.

•	Leapster Explorer: Leapster Explorer, launched in 2010 and designed for children ages four to nine, is a handheld learning game system featuring 512 megabytes of memory as well as optional attachments such as a camera and recharger pack. Leapster Explorer is compatible with both cartridges and App Center content.

•	Tag: Our Tag reading system, launched worldwide in 2008 and designed for children ages four to eight, is a stylus-based reading system that leverages core technology of optical pattern reading hardware. The Tag reading system is intended to develop fundamental reading skills.

•	Tag Junior: Our Tag Junior reading system was introduced worldwide in 2009 and leverages the same core technology as the Tag reading system, but is designed to introduce younger children, ages one to four, to books and reading.

Content

•	Game Cartridges: We sell over 40 educational learning games in game cartridge format. Our game cartridges are compatible with LeapPad2, LeapPad, LeapsterGS and Leapster Explorer. Our cartridges allow users to play a game across multiple platforms and feature LeapFrog-owned characters such as Mr. Pencil and Pet Pals and popular licensed characters such as the Cars, Toy Story and Brave characters as well as Dora the Explorer and SpongeBob SquarePants.

•	Ultra eBooks: Our Ultra eBooks use LeapPad’s advanced design to turn reading into an interactive experience. Our Ultra eBooks contain many features to reinforce reading comprehension, such as leveled story text, phonics help, a visual dictionary, built-in reading comprehension activities and embedded mini-games. Our Ultra eBooks are available in cartridge or digital format (via our App Center) and are only compatible with our LeapPad family of learning tablets.

•	Downloadable Apps: We sell over 475 titles of downloadable digital content (apps) via our App Center. Our apps include a wide variety of learning games, videos, music, flashcards, and other learning content. In addition, the learning games available as game cartridges, the Ultra eBooks and many of the books compatible with the Tag platforms are also available as downloadable apps. Our apps feature LeapFrog-owned characters, licensed characters and content, and third-party video content and music collections such as Barbie, Dora the Explorer, Kidz Bop and Thomas the Tank Engine. Our apps cover topics such as creativity through art, music and imaginative play, as well as school basics through mathematics, reading and writing, geography, life skills, and sciences, among others. Our apps are exclusively compatible with LeapFrog multimedia learning platforms.

•	Books: The Tag and Tag Junior library of more than 80 books, maps and games is designed to guide children through their learn-to-read journey, from their early exploration of board books with Tag Junior through Tag adventures that bring reading skills to life. These books, maps and games feature LeapFrog-owned characters and popular licensed characters as well.

Learning Toys:

Our learning toys are intended to support development of a number of important skills for infants and young children, including phoneme, letter, number and color recognition, musical awareness and fine motor skills. Learning toys, because of their low price points and younger audience, create customer entry points to the LeapFrog brand that facilitate graduation to our multimedia learning platforms.

•	Touch Magic: Our Touch Magic line of interactive toys, which encourages learning and exploration through intuitive touch technology, was launched in 2012. These unique touch-enabled toys bring colorful graphics and popular themes together to deliver a fun, interactive experience. The Touch Magic line introduces early literacy, musical creativity, numbers and early vocabulary. The portfolio includes Touch Magic Learning Bus, Touch Magic Rockin' Guitar, Touch Magic Counting Train and Touch Magic Discovery Town.

•	Scout Collection: Our Scout Collection, launched in 2009, is a line of learning toys themed around our proprietary Scout and Violet puppy dog characters. The line includes My Pal Scout and My Pal Violet, customizable, interactive plush puppies intended for children as young as six months old that are web-enabled and connect to the Learning Path. The line also includes Scribble & Write, Chat & Count, and My Own Leaptop, which teach skills including early handwriting, counting, alphabet and animal names. In 2012, we added My Talking LapPup, which provides kids age 6 – 24 months with exposure to shapes, colors and numbers, and the Scout-themed Learn & Groove Music Player, with 20 upbeat songs that encourage children to explore and learn on the go.

•	Other Products: We also have a general line of learning toys which includes the new 2012 launches of Letter Factory Phonics, Animal Adventure Learning Table, AlphaZoo Spinner, Poppin’ Play Piano, and Musical Counting Pal. These join our existing line of learning toys that includes Shape & Sharing Picnic Basket, My Discovery House, and Lettersaurus, among others.

Online Services:

•	LeapFrog Learning Path: The Learning Path is a web-based service that we introduced in the U.S. and Canada in 2008 and in the United Kingdom in early 2009. The core of the Learning Path is an online tool that helps parents track what their children are learning with our connected products. Parents are able to “see the learning” and gain personalized insight into their child’s learning progress. The Learning Path gives our consumers access to a variety of downloadable content and to online rewards programs that encourage learning.

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

We believe that the Learning Path adds value to all of our connected products and expands our relationships with existing customers by allowing us to provide personalized product recommendations and other relevant information. Many of our products, including LeapPad2, LeapPad, LeapsterGS, Leapster Explorer, Tag and Tag Junior multimedia learning platforms, and My Pal Scout, My Pal Violet and My Own Leaptop are designed to connect to the Learning Path.

•	App Center: During 2011, we launched our App Center, through which customers may directly purchase downloadable digital content with a personal credit card, PayPal or with App Center cards sold at retailers or our online store. During 2012, we added features including the ability to access and make purchases via a web browser instead of solely through our proprietary downloadable software, ratings and reviews, and gifting. Our App Center allows customers to shop for products by platform, by skill (such as reading and writing or mathematics) or by category (such as games, Ultra eBooks, music or creativity).

For information on sales of product lines that constituted 10% or more of total net sales by segment, see Note 20—“Segment Reporting” in our Consolidated Financial Statements included in this Annual Report on Form 10-K.

For more information about the risks associated with our new products, see Part I, Item 1A.—Risk Factors—“Our business depends on our ability to correctly predict highly changeable consumer preferences and product trends” and “Our growing strategic focus on online products and services depends on consumer acceptance of downloadable content and data collection, including our privacy practices” in this Annual Report on Form 10-K.

Competition

Our multimedia platform products compete in the electronic learning-aids category of the toy industry; however, our product strategy means that we increasingly compete in a broader arena with a variety of electronic products including tablet computers, eBook readers and mobile devices. Our multimedia platforms, such as our LeapPad and LeapPad2 learning tablets and LeapsterGS and Leapster Explorer platforms, compete against handheld gaming platforms from Sony and Nintendo and against mobile devices such as Apple’s iPhone and iPad and Android-based phones and tablets. Our learning toys compete specifically in the preschool toy category of the toy industry in the U.S. and selected international markets, in which competition is significant.

We believe the principal areas of competition in our industry are learning content, performance, features, quality, brand recognition and price. We believe our learning toys, multimedia learning platforms, and the related content, online capabilities, and other content compete favorably on these bases. Our products are sometimes viewed by consumers as premium goods that are more expensive than our competitors’ products. We believe the LeapFrog brand is recognized for comparably higher quality educational products, enabling us to compare favorably with many of our current competitors despite premium pricing. In addition, we believe our learning toy product category is an important competitive differentiator because it introduces parents to the LeapFrog brand, provides an entry point to the Learning Path and supports our associated strategy to build direct relationships with customers.

We face the challenge of competitors introducing similar products or functionality soon after we introduce our new products or product lines, and these competitors may be able to offer their products at lower prices using cheaper manufacturing processes or materials, more limited functionality, or reduced safety features. In addition, many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do. Our principal competitors in the toy industry have included Mattel, Inc., primarily under its Fisher-Price brand, Hasbro, Inc. and its Playskool division, and VTech Holdings Ltd. For information on how competition could affect our business, see Part I, Item 1A.—Risk Factors—“If we are unable to compete effectively with existing or new competitors, our sales and market share could decline.”

Our products must also compete for the leisure time of children and the discretionary spending of parents with other forms of media and entertainment. We design our products to bring fun to learning in order to compete favorably with these outside competitive influences.

Manufacturing

We are committed to designing and manufacturing products that meet applicable safety and regulatory requirements. As is the case with most toy manufacturers and many consumer electronics companies, most of our products are manufactured in China. We actively manage our supplier base, mandating compliance with U.S. and international safety inspections and enforcing our product standards. Our standards require that we meet or exceed all applicable regulatory requirements regarding safety in the design, manufacture, packaging, and delivery into the hands of each product’s ultimate user, a child. Our quality control system processes include product testing and verification for safety and reliability, starting in the design phase of a product’s life cycle and continuing through production and field support. For more information about the adverse effects that could result from possible errors or defects in our products, see Part I, Item 1A.—Risk Factors—“Any errors or defects contained in our products, or our failure to comply with applicable safety standards, could result in recalls, delayed shipments, rejection of our products and damage to our reputation, and could expose us to litigation or regulatory action.”

Our manufacturing and operations strategy is designed to maximize the use of outsourced services, particularly with respect to the actual production and physical distribution of our products. We outsource substantially all of our manufacturing using several Asia-based manufacturers, most of which manufacture our products at facilities in the Guangdong province in the southeastern region of China. These manufacturers are selected based on their technical and production capabilities and are matched to particular products to achieve cost and quality efficiencies. We depend on these manufacturers to produce sufficient volumes of our finished products in a timely fashion, at satisfactory cost and quality levels and in accordance with our and our customers’ terms of engagement. Labor costs in China continue to increase due to a variety of factors. For information on the potential business risk resulting from our reliance on contract manufacturers, see Part I, Item 1A.—Risk Factors—“We rely on a limited number of manufacturers to produce our finished products, and our reputation and operating results could be harmed if they fail to produce quality products in a timely and cost-effective manner and in sufficient quantities or if our manufacturing process is otherwise disrupted.”

We have established subsidiaries in Hong Kong and Shenzhen, China to work closely with our contract manufacturing service providers. These subsidiaries manage product design, the supply of raw materials, labor and the assembly process.

Most of our products are manufactured from basic raw materials such as plastic and paper, and a majority of our products require electronic components. These raw materials are readily available from a variety of sources, but may be subject to significant price fluctuations. Some of the electronic components used to make our products, including our application-specific integrated circuits (“ASIC”), currently come from single suppliers. For information as to how this concentration of suppliers could affect our business, see Part I, Item 1A.—Risk Factors—“Future operating results depend on the cost of our components and raw materials and our ability to obtain these in sufficient quantities from our suppliers or alternative sources.”

Research and Development

We design our multimedia learning platforms and related content, learning toys, and online services using a combination of in-house research and development (“R&D”) resources and outside consultants. Generally, once the design phase of the product is complete, the remaining development and manufacturing of the products are outsourced to third parties. Our total R&D expense was $36.6 million, $33.8 million and $33.4 million in 2012, 2011 and 2010, respectively.

•	Multimedia Learning Platform and Learning Toy Development: We believe that investment in R&D is a critical factor in strengthening our product portfolio. We have assembled a team of specialists with backgrounds in a wide variety of fields, including education, child development, hardware engineering, software development, content development, video games and toys. We have internally developed each of our current multimedia learning platforms using licensed technology if warranted. For example, we use a version of Macromedia’s Flash player in our Leapster and LeapPad multimedia learning platforms. We also use optical pattern recognition hardware and software from Anoto AB in our Tag and Tag Junior products. We have internally developed the majority of our learning toys.

•	Content Development: Our content production department oversees development of our interactive books, educational games, and stand-alone products, applying a pedagogical approach, which is based on established educational standards. Much of our content uses licensed characters, such as the Disney Princesses, Dora the Explorer, Scooby-Doo, SpongeBob SquarePants and Thomas the Tank Engine, as well as characters from Brave, Penguins of Madagascar, Cars 2, and Tangled. Most of our concept designs are created by our in-house content production department, many members of which have prior experience in the education, entertainment and educational content or video game industries.

•	Development of Online Services: Our online-connected products provide accessibility to the Learning Path and the App Center, both of which are key competitive differentiators. Our online capabilities, such as our Learning Path, App Center and online store at leapfrog.com, are developed through a combination of in-house team members and third-party resources. Many members of our development and production team have prior experience in online engineering and design. Our online services are based on a combination of internally-developed content, in-licensed content and web applications hosted by third parties.

Advertising and Marketing

Our advertising and marketing strategy is designed to position LeapFrog as a leader in providing engaging, effective, and fun educational entertainment for children and to promote a strong brand that parents seek out to teach children in a fun and engaging way with the goal of helping every child achieve their potential.

We take an integrated approach to reach both parents and children using a mix of advertising vehicles, including television, online, social media outlets such as Facebook and Twitter, and direct-to-consumer programs.

We have well-established retailer relationships and also communicate our messages and offerings through in-store advertisements and point-of-purchase displays and signage. Advertisements run by our retail partners, such as Target, Toys “R” Us, and Wal-Mart, highlight promotional activities and the availability of particular LeapFrog products at these retailers’ outlets.

We leverage public relations globally as a strategy to gain additional recognition and momentum for our brand and products through media outreach focused on garnering both product-specific and corporate media coverage.

Distribution

Our customers generally fit into one of the following categories:

•	Retailers that resell our products to consumers, through their retail stores and their own online channels, in the U.S. and some international regions;

•	Distributors that purchase our products for resale to retailers, generally internationally, and also to U.S. schools and school districts as education market resellers; and

•	Direct consumers who purchase our products via our website, leapfrog.com, and our LeapFrog App Center.

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

For a discussion of how our intellectual property rights may not be sufficient to prevent other companies from using similar or identical technology, see Part I, Item 1A.—Risk Factors—“If we are unable to maintain or acquire licenses to include intellectual property owned by others in our games, our operating results will suffer.” For a discussion of how our intellectual property rights may not insulate us from claims of infringement by third parties, see Part I, Item 1A.—Risk Factors—“Third parties have claimed, and may claim in the future, that we are infringing their intellectual property rights, and we may not succeed in protecting or enforcing our intellectual property rights.”

In addition to proprietary materials we have developed, we use various licensed technologies in some of our key products, such as LeapPad, Leapster and Tag. Our continued use of these rights is dependent on our continued compliance with applicable license terms. Any failure to do so could interrupt our supply chain and require us to modify our products or business plans. Please see Part I, Item 1A.—Risk Factors—“If we are unable to maintain or acquire licenses to include intellectual property owned by others in our games, our operating results will suffer” for further discussion of the risks we face in relying on third-party technology licenses for our products.

Seasonality

Our business is highly seasonal with a significant portion of our revenue occurring in the second half of the year. Given relatively low sales volumes in the first half of the year and the fixed nature of many of our operating expenses, which occur fairly evenly throughout the year, our results of operations have historically been stronger in our third and fourth quarters relative to our first and second quarters. Conversely, our cash flow from operations tends to be highest in the first quarter of the year when we collect a majority of our accounts receivable related to sales made in the fourth quarter of the prior year. Cash flow from operations is generally lowest in our third quarter, as accounts receivable collections taper off and we build our inventory levels in preparation for the fourth quarter holiday season. The reduction in cash flow in the third quarter generally means that our available cash is at its lowest point for the year in the first month of the fourth quarter.

Our seasonal sales patterns for the years ended December 31, 2012, 2011 and 2010 are shown in the table below.

	Years Ended December 31,
	2012	2011	2010
Percent of total net sales:
1st quarter	13%	9%	10%
2nd quarter	12%	12%	14%
3rd quarter	33%	33%	32%
4th quarter	42%	46%	44%
Total	100%	100%	100%

Seasonal purchasing patterns and their related production lead times create risk in our business due to possible under-production of popular items and over-production of items that do not match consumer demand. In addition, our retail customers continue to manage their inventories stringently, requiring us to ship products close to the time of expected consumer demand. For more information about the effects of seasonality on our business see Part I, Item 1A.—Risk Factors—“Our business is highly seasonal, and our annual operating results depend, in large part, on sales relating to the brief holiday season.”

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

Employees

As of December 31, 2012, we employed 552 people on a full-time basis as compared to 494 as of December 31, 2011. The increase in full-time employees was driven by hiring in engineering, online services, and marketing. We also retain independent contractors to provide various services. Except with respect to some of our foreign subsidiaries, we are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good. Some of our foreign subsidiaries are subject to collective bargaining agreements whose benefits and terms are codified and required under local labor laws.

Executive Officers of the Registrant

The following table sets forth information with respect to our executive officers as of March 11, 2013:

Name	Age	Position Held

John Barbour	53	Chief Executive Officer
Raymond L. Arthur	54	Chief Financial Officer
Michael J. Dodd	53	President and Chief Operating Officer
Gregory B. Ahearn	46	Executive Vice President and Chief Marketing Officer
Christopher Spalding	51	Senior Vice President and Managing Director, EMEA (Europe, Middle East, Africa and Asia)

John Barbour has served as our Chief Executive Officer and as a board member since March 2011. Prior to joining LeapFrog, he served as President of the GameHouse Division of RealNetworks, Inc. from October 2008 to August 2010. From October 2006 to October 2008, Mr. Barbour served as the Managing Partner of Volta Capital, LLC, a strategy and investment consulting firm. From 1999 to June 2006, Mr. Barbour was employed by Toys “R” Us, Inc., a leading retailer of children’s toys and products. He served as President of Toys “R” Us U.S. from August 2004 to June 2006. Prior to that, he served as President of Toys “R” Us International and Chairman of Toys “R” Us Japan from February 2002 to August 2004. From 1999 to 2002, Mr. Barbour served as President and Chief Executive Officer of toysrus.com, a subsidiary of Toys “R” Us, Inc. Mr. Barbour has also held senior-level positions with Hasbro, Inc., OddzOn Products, Inc., and Universal Matchbox Group, Ltd. Mr. Barbour holds a B.Sc. in Chemistry, with Honors, from the University of Glasgow.

Raymond L. Arthur has served as our Chief Financial Officer since July 2012. Prior to joining LeapFrog, Mr. Arthur served as Chief Financial Officer at The Pep Boys – Manny, Moe, & Jack from 2008 to 2012, where he built the company’s finance organization. Prior to that, Mr. Arthur served in various capacities for Toys “R” Us, Inc., including as Chief Financial Officer of Toys “R” Us, Inc., from 2004 to 2006, where he oversaw a strategic review and restructuring of company-wide operations, as President and Chief Financial Officer of toysrus.com from 2000 to 2003 and as Corporate Controller of Toys “R” Us from 1999 to 2000. Previously, he worked in a variety of roles for General Signal Corporation, American Home Products Corporation, American Cyanamid Company and in public accounting. Mr. Arthur received his B.A. in Accounting from William Paterson College.

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

Gregory B. Ahearn has served as our Executive Vice President and Chief Marketing Officer since June 2012. Prior to joining LeapFrog, Mr. Ahearn was Senior Vice President and Chief Marketing Officer of Toys “R” Us, Inc. where he was responsible for all aspects of marketing, advertising, and promotions, including strategy, media analysis, brand position, and creative services for the Toys “R” Us, Babies “R” Us, and FAO Schwartz brands in the United States. Prior to that, Mr. Ahearn also served in several other senior leadership roles for Toys “R” Us, Inc. during his tenure there from 2000 to June 2012. Prior to joining Toys “R” Us, Mr. Ahearn was Vice President of Marketing for Hasbro, Inc.’s OddzOn toy division from 1997 to 2000 where he oversaw the development and marketing for brands such as Koosh collectibles, sport and bubbles, Vortex high-performance toy sports and Rubik’s puzzles and games. From 1995 to 1997, Mr. Ahearn held senior marketing positions at OddzOn Products, Inc. prior to its acquisition by Hasbro. Mr. Ahearn also previously held several brand management positions at Mattel, Inc. Mr. Ahearn received his bachelor’s degree from Georgetown University and his Masters of Business Administration from the University of Southern California.

Christopher Spalding has served as our Senior Vice President & Managing Director EMEA (Europe, Middle East, Africa and Asia) since January 2011. Previously, he served as Managing Director EMEA from October 2009 and was given further territory responsibility for Asia in December 2009. Prior to joining LeapFrog, Mr. Spalding was COO of Metro International Media SA from May 2006 to December 2007. Prior to this, he worked for Associated Newspapers (now part of A&N Media Limited) as Circulation Sales Director from September 2001 to May 2006, Emap plc (now part of Eden Bidco Ltd) from November 1998 to September 2001, as well as a number of other fast-moving consumer goods companies including The Coca-Cola Company, PepsiCo, Inc. and Virgin Group Limited.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) with the U.S. Securities and Exchange Commission (“SEC”). Such reports and other information filed with the SEC are available free of charge on the investor relations section of our website located at www.leapfroginvestor.com under “Financial Information – SEC Filings” as soon as reasonably practicable after they are filed with or furnished to the SEC. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information regarding the operation of the Public Reference Room of the SEC by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

Our business, financial condition and operating results can be affected by a number of factors, including those described below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. In addition to other information contained in this Annual Report on Form 10-K and our other filings with the SEC, the following risk factors should be considered carefully before you decide whether to buy, hold or sell our common stock. Additional risks not presently known to us or that we currently deem immaterial may also impair our business, financial conditions, results of operations and stock price.

If global economic conditions deteriorate, our business and financial results could be affected.

We develop and distribute educational entertainment for children. Our performance is impacted by the level of discretionary consumer spending. Consumers’ discretionary purchases of educational entertainment items for children may be impacted by unemployment, foreclosures, bankruptcies, reduced access to credit, falling home prices, lower consumer confidence and other macroeconomic factors that affect consumer spending behavior. Uncertainty with respect to future government spending levels in the U.S. and related national debt matters, along with lingering questions about the debt crisis in certain member states of the European Union, poses a significant threat to the global economy as a whole. If these or other matters led to a deterioration of global economic conditions, it could potentially have a material adverse effect on our business and operating results.

Our business depends on our ability to correctly predict highly changeable consumer preferences and product trends.

We operate in an industry where consumer preferences can change drastically from year to year. Even our successful products typically have a relatively short period of high demand followed by a decrease in demand as the products mature. For example, net sales of the classic Leapster platform peaked in 2006 and are no longer material to our overall sales. We depend on our ability to correctly identify changing consumer sentiments well in advance and supply new products that respond to such changes on a timely basis. We also rely on our ability to identify third-party entertainment media that is likely to be popular with consumers and license rights to such media to incorporate into our products. In addition, we need to be able to accurately forecast sales of these products in order to optimize our production schedules and manage our inventory. Consumer preferences, particularly children’s preferences, are continually changing and are difficult to predict. Since our products typically have a long development cycle, in some cases lasting over a year, it can be difficult to correctly predict changing consumer preferences and accurately forecast optimal production and sales targets for these products. If we are unable to correctly predict consumer preferences or successfully integrate popular third-party media with our own, it would negatively impact our operating results.

To remain competitive and stimulate consumer demand, we must continue to develop new products and services and successfully manage frequent product introductions and transitions.

Due to the highly volatile and competitive nature of the industries in which we compete, we must continually introduce new products and services, enhance existing products and services, and effectively stimulate customer demand for new and upgraded products. In 2011 and 2012, we introduced a number of new products and services to the market that represented a substantial portion of our 2012 sales and, in some cases, represented a significant change in the way we interact with consumers. For example, in 2011 we launched the LeapFrog App Center, which allows consumers to download content for use with some of our products directly from us instead of purchasing game cartridges from our retailers. In addition, some of the key products launched in recent years, including our 2012 release of the LeapPad2 and associated content on our App Center, have a high price point compared to other children’s products and apps. We cannot be sure that any new products or services will be widely accepted and purchased by consumers or that we will be able to successfully manage product introductions and transitions. Failure by consumers to accept our new products and services or to pay a higher price for some of our key products, or our failure to manage product introductions and transitions, could adversely affect our operating results.

We rely on a small group of retailers that together accounted for the vast majority of our gross sales each year so economic or other difficulties that affect these retailers or changes in their purchasing or related decisions could have a significant impact on our business and operating results.

Our top three retailers in 2012 were Wal-Mart, Toys “R” Us and Target, which accounted for approximately 66% of the U.S. segment’s gross sales in 2012 and 64% in 2011. In addition, Wal-Mart and Toys “R” Us accounted for approximately 27% of the international segment’s gross sales in 2012 and 30% in 2011. For the foreseeable future, we expect to continue to rely on a small number of large retailers for the majority of our sales domestically and abroad.

We do not have long-term agreements with any of our retailers and retailers make all purchases by delivering one-time purchase orders. As a result, pricing, shelf space, cooperative advertising or special promotions, among other things, with each retailer are subject to periodic negotiation and alteration.

We rely on our retail customers to successfully sell our products to consumers. Economic and other factors that adversely affect retailers, such as increased competition from online retailers, liquidity problems, reduced access to credit, inability to raise capital, reduced sales, consolidation in the retail sector and store closures, bankruptcies and lower consumer confidence may also adversely affect us. For example, the bankruptcy of one of our customers in 2012 resulted in bad debt expense of approximately $3.1 million. If any of these retailers reduce their purchases from us, materially change the terms on which we conduct business with them or experience a downturn in their business for any reason, our business and operating results could be adversely affected.

If we are unable to compete effectively with existing or new competitors, our sales and market share could decline.

We currently compete primarily in the learning toy and electronic learning-aids category of the U.S. toy industry and, to some degree, in the overall U.S. and international toy industry. We also compete, and may increasingly compete in the future, with makers of popular tablets, smart mobile devices and mobile game platforms. Each of these markets is very competitive and we expect competition to increase in the future. For example, in 2012 our LeapPad products faced competition from several tablets designed for children and from general-purpose tablets made by major electronics manufacturers. Many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition, and substantially greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly or more successfully than we can to changes in consumer requirements or preferences or to new or emerging technologies, and they may be able to use their economies of scale to produce products more cheaply. Further, with greater economies of scale and more distribution channels, they may be successful even if they sell at a lower margin. Our larger competitors may also be able to devote substantially greater resources, including personnel, spending and facilities to the development, promotion and sale of their products than we do.

Our business is highly seasonal, and our annual operating results depend, in large part, on sales relating to the brief holiday season.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, causing a substantial majority of our sales to retailers to occur during the third and fourth quarters. Even though we achieved net income for the fiscal year ended December 31, 2012, we incurred losses in the first and second quarters of 2012. Approximately 75%, 79% and 76% of our total net sales occurred during the second half of fiscal years 2012, 2011 and 2010, respectively. A decline of net sales, in the third or fourth quarter in particular, will have a disproportionate negative impact on our results for the year and can lead to ongoing weakness in sales to retailers well into the following year. Therefore, we may be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events such as economic crises, strikes, earthquakes, terrorist attacks or other catastrophic events that harm the retail environment or consumer buying patterns during our key selling season.

The success of our growing strategic focus on online products and services depends on consumer acceptance of downloadable content and data collection, including our privacy practices.

Our multimedia platform products, such as the LeapPad2, the LeapsterGS, the Tag reading system, and some of our learning toys, are designed to be connected to a computer that has Internet access in order to download and access content and other features through our App Center and Learning Path. A growing percentage of our sales comes from these multimedia learning platform products. As we focus on Internet-based products and direct marketing to consumers through the Internet, any resistance by parents to buying children’s products requiring a computer in order to download content, or errors related to the collection of data by us from parents and children, could have a negative effect on our business and financial results. Further, concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy-related matters, even if unfounded, could damage our reputation and operating results. See also “System failures in our online services or web store could harm our business” below.

System failures in our online services or web store could harm our business.

The online aspects of our business have grown substantially in strategic importance to our overall business. Any failure to provide a positive user experience in these services could have a negative impact on our reputation, sales and consumer relationships. If consumer demand for accessing our App Center or our website exceeds the capacity we have planned to handle during peak periods or if other technical issues arise, then we could lose sales and customers could be inconvenienced or become dissatisfied with our products. Any significant disruption to our App Center, website, internal computer systems, or those of our third-party service providers, or malfunctions related to transaction processing on our online store or content management systems, could result in a loss of potential or existing customers and sales.

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

Future operating results depend on the cost of our components and raw materials and our ability to obtain these in sufficient quantities from our suppliers or alternative sources.

Because some of the components used to make our products currently come from a single or a limited number of suppliers, we are subject to significant supply and pricing risks. Many components that are available from multiple sources are at times subject to industry-wide shortages and significant commodity pricing fluctuations. If our suppliers are unable to meet our demand for components or raw materials and we are unable to obtain an alternative source or if the price available from our current suppliers or an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products would be seriously harmed and our operating results would suffer.

In addition, as we do not have long-term agreements with our major suppliers and cannot guarantee their stability, they may stop manufacturing our components at any time with little or no notice. For example, in 2010, a sole-source supplier of an ASIC for one of our reading systems informed us that it was having financial difficulties, which required us to negotiate the purchase of certain intangible assets from the supplier in order to continue production of the ASIC. In addition, if we are required to use alternative sources, we may be required to redesign some aspects of the affected products, which may involve delays and additional expense. For example, the 2011 tsunami in Japan required us to replace a chip in the LeapPad. Although the introduction of the new chip did not ultimately increase our cost for the product or materially affect its performance, it introduced additional complexity into our supply chain and manufacturing processes, strained our internal resources, and introduced risk to our launch date. If there are any significant interruptions in the supply of components or if prices rise significantly, we may be unable to manufacture sufficient quantities of our finished products or we may be unable to manufacture them at targeted cost levels, and our business and operating results could be harmed.

We rely on a limited number of manufacturers to produce our finished products, and our reputation and operating results could be harmed if they fail to produce quality products in a timely and cost-effective manner and in sufficient quantities or if our manufacturing process is otherwise disrupted.

We outsource substantially all of our manufacturing to a limited number of Asian manufacturers, most of which manufacture our products at facilities in the Guangdong province in the southeastern region of China. We depend on these manufacturers to produce sufficient volumes of our finished products in a timely fashion, at satisfactory cost and quality levels, and in accordance with our and our customers’ terms of engagement. If we determine that we need to order larger quantities of our products to meet customer demand, we may encounter delays and shortfalls in shipments based on manufacturer capacity issues. In addition, the costs of using contract manufacturers are subject to increase, which has had, and could continue to have, a negative impact on our cost of sales. Economic and other factors that adversely affect these manufacturers may also adversely affect us. For example, labor costs in China continue to increase due to a variety of factors, including tightening Chinese labor markets and the revaluation of Chinese currency to permit it to rise in value versus the U.S. dollar, leading to increased prices for us with some of our contract manufacturers. Furthermore, in the past, there have been product quality and safety issues for other producers of toys and other companies that manufacture goods in China. In addition, the risk of political instability and civil unrest exists in China, which could temporarily or permanently damage our manufacturing operations located there. See also “Political developments, changes in trade relations, the threat or occurrence of armed hostilities, terrorism, labor strikes, natural disasters or public health issues could have a material adverse effect on our business” below. If our manufacturers fail or are unable to produce quality finished products on time, at expected cost targets and in sufficient quantities, or if any of our products are found to be tainted or otherwise raise health or safety concerns, our reputation and operating results would suffer.

If we do not maintain sufficient inventory levels or if we are unable to deliver our products to our customers in sufficient quantities, or on a timely basis, or if inventory levels are too high, our operating results will be adversely affected.

The high degree of seasonality of our business places stringent demands on our inventory forecasting and production planning processes. This inventory management approach may be particularly challenging when combined with “just-in-time” inventory management systems commonly used by retailers to minimize their inventory levels. If we fail to meet tight shipping schedules, we could damage our relationships with retailers, increase our shipping costs or cause sales opportunities to be delayed or lost. In order to be able to deliver our merchandise on a timely basis, we need to maintain adequate inventory levels of the desired products. If our inventory forecasting and production planning processes result in our manufacturing inventory in excess of the levels demanded by our customers, we could be required to record inventory write-downs for excess and obsolete inventory, which would adversely affect our operating results. In addition, if our processes result in our inventory levels being too low to meet customer demand, we may lose sales.

If we are unable to maintain or acquire licenses to include intellectual property owned by others in our games, our operating results will suffer.

Among our proprietary rights are inbound licenses from third parties for content such as characters, stories, music, illustrations and trade names, and for technologies we incorporate in our products including key technology used in our Tag and Tag Junior reading systems. In particular, we rely on our ability to acquire rights to popular entertainment media properties for content on our multimedia learning platforms. Our continued use of these rights is dependent on our ability to continue to obtain these license rights and at reasonable rates. Any failure to do so could significantly impact our content sales or interrupt our supply chain and require us to modify our products or business plans.

Third parties have claimed, and may claim in the future, that we are infringing their intellectual property rights, and we may not succeed in protecting or enforcing our intellectual property rights.

In the course of our business, we periodically receive claims of infringement or otherwise become aware of potentially relevant patents, copyrights, trademarks or other intellectual property rights held by other parties. Responding to any infringement claim, regardless of its validity, may be costly and time-consuming and may divert our management and key personnel from our business operations. If we, our distributors, our licensors or our manufacturers are found to be infringing the intellectual property rights of any third party, we or they may be required to obtain a license to use those rights, which may not be obtainable on reasonable terms, if at all. We also may be subject to significant damages or injunctions against the development and sale of some of our products or against the use of a trademark or copyright in the sale of some of our products. Our insurance does not cover all types of intellectual property claims and insurance levels for covered claims may not be adequate to indemnify us for all the liability that could be imposed.

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

Any errors or defects contained in our products, or our failure to comply with applicable safety standards, could result in recalls, delayed shipments, rejection of our products and damage to our reputation, and could expose us to litigation or regulatory action.

Our products may contain errors or defects, which could result in the rejection of our products by our retailers, damage to our reputation, lost sales, diverted development resources and increased customer service and support costs and warranty claims. Individuals could sustain injuries from our products, and we may be subject to claims or lawsuits resulting from such injuries. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. Moreover, we may be unable to retain adequate liability insurance in the future.

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

In addition to cash received from the collection of accounts receivable, from time to time, we may fund our operations and strengthen our liquidity through borrowings under our line of credit. Our line of credit has numerous financial tests and covenants that affect the amount we can borrow, and includes various events of default that could impair our ability to access credit under the credit line. Any impairment of our ability to access our credit line, if combined with global credit market fluctuations, could increase our cost of capital or limit our ability to raise additional capital should we need it and materially impact our operations.

Our international business may not succeed and subjects us to risks associated with international operations.

We derived approximately 27%, 25% and 20% of our net sales from markets outside the U.S. during fiscal years 2012, 2011 and 2010, respectively. Our efforts to increase sales for our products outside the U.S. may not be successful and may not achieve higher sales or gross margins or contribute to profitability.

Our business is, and will increasingly be, subject to risks associated with conducting business internationally, including:

•	the appeal of our products in international markets;

•	difficulties managing and maintaining relationships with vendors, customers, retailers, distributors and other commercial partners;

•	increased investment and operational complexity to make our App Center compatible with the systems in various countries and compliant with local laws;

•	greater difficulty in staffing and managing foreign operations;

•	transportation delays and interruptions, including cross-border delays due to customs clearance and other point-of-entry restrictions;

•	timely localization of products and content;

•	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

•	compliance with the Foreign Corrupt Practices Act, the UK Bribery Act and similar laws;

•	trade protection measures and import or export licensing requirements;

•	currency conversion risks and currency fluctuations; and

•	limitations, including taxes, on the repatriation of earnings.

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

We operate in a highly regulated environment with international, federal, state and local governmental entities regulating many aspects of our business, including products and the importation of products. Regulations with which we must comply include accounting standards, taxation requirements (including changes in applicable income tax rates, new tax laws and revised tax law interpretations), trade restrictions, regulations regarding financial matters, environmental regulations, privacy, advertising directed toward children, safety and other administrative and regulatory restrictions. We are also subject to regulation by the United States Consumer Product Safety Commission and other similar federal, state and international regulatory authorities, some of which have conflicting standards and requirements. Compliance with the various laws and regulations and other requirements of regulatory authorities could impose additional costs on the conduct of our business. For example, if our products were made subject to an involuntary recall or other action by one of the regulatory authorities with jurisdiction over us, we may have to write off inventory and allow our customers to return products they purchased from us. Moreover, any failures to comply with laws and regulations could lead to significant negative media attention and consumer dissatisfaction, which could harm our sales and lead to widespread rejection of our products. In addition, numerous states have enacted, and many others are considering enacting, laws directed at manufacturers regarding recycling of electronic products. While we take steps that we believe are necessary to comply with these laws and regulations, there can be no assurance that we have achieved compliance or that we will be in compliance in the future. Failure to comply with the relevant regulations could result in monetary liabilities and other sanctions, which could have a negative impact on our business, financial condition and results of operations. In addition, changes in laws or regulations may lead to increased costs, changes in our effective tax rate, or the interruption of normal business operations that would negatively impact our financial condition and results of operations.

Political developments, changes in trade relations, the threat or occurrence of armed hostilities, terrorism, labor strikes, natural disasters or public health issues could have a material adverse effect on our business.

Our business is international in scope. The deterioration of the political situation in a country in which we have significant sales, operations or third-party manufacturers or suppliers, or the breakdown of trade relations between the U.S. and a foreign country in which we have or utilize significant manufacturing facilities or have other operations, could adversely affect our business, financial condition, and results of operations. For example, a change in trade status for China could result in a substantial increase in the import duty of toys manufactured in China and imported into the U.S. In addition, armed hostilities, terrorism, natural disasters, or public health issues, whether in the U.S. or abroad, could cause damage and disruption to our company, our suppliers, our manufacturers, or our customers or could create political or economic instability, any of which could have a material adverse impact on our business. For example, our U.S. distribution center and our corporate headquarters are located in California near major earthquake faults that have experienced earthquakes in the past and that are expected to recur in the future. Although it is impossible to predict the consequences of any such events, they could result in a decrease in demand for our product or create delay or inefficiencies in our supply chain by making it difficult or impossible for us to deliver products to our customers, for our manufacturers to deliver products to us, or for suppliers to provide component parts.

The loss of members of our executive management team or other key employees could adversely affect our business.

We had a number of changes to our executive management team during 2012 and 2011. These changes had an immediate financial impact as a result of the payment of severance compensation and charges associated with equity grants for the retention of new management. While these changes can be a positive long-term change for us, there is an inherent loss of institutional knowledge associated with such turnover and this may create a risk, among other things, of overloading the remaining executives. In addition, transition associated with such changes has required, and may continue to require, significant management attention and consumption of time and resources, diverting away from the regular operations of our business. New executives typically bring change to an organization, as a result of implementing new goals and plans, which in turn can lead to changes in operating direction and the associated impact on the operations of the business, which may be uncertain or unknown. Furthermore, we cannot provide any assurances that we will retain our new or existing management and other key employees or that they will be successful in implanting our strategic vision or their new goals and plans. The loss of services of members of our executive management team or other key employees could have an adverse effect on our business. If we are unable to retain key personnel, then it may be difficult for us to maintain a competitive position within our industry or implement our strategic priorities.

A few stockholders control a significant percentage of our voting power.

The majority of holders of our Class A common stock may not be able to affect the outcome of any stockholder vote. Our Class A common stock entitles its holders to one vote per share, and our Class B common stock entitles its holders to ten votes per share on all matters submitted to a vote of our stockholders.

As of December 31, 2012, Lawrence J. Ellison and entities controlled by him beneficially owned approximately 1.3 million shares of our Class B common stock and 1.6 million shares of our Class A common stock, Michael Milken and Lowell Milken together owned, directly and indirectly, approximately 3.6 million shares of our Class B common stock and 0.3 million shares of our Class A common stock and Sandra Milken beneficially owned 0.8 million shares of our Class B common stock. Together, these four stockholders represented approximately 49.6% of the combined voting power of our Class A common stock and Class B common stock as of December 31, 2012. As a result, Mr. Ellison, Messrs. Michael and Lowell Milken, and Ms. Milken, if voting together would have significant influence on stockholder vote outcomes, including with respect to:

•	the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

•	any determinations with respect to mergers, other business combinations, or changes in control;

•	our acquisition or disposition of assets; and

•	our financing activities.

Mr. Ellison, Messrs. Michael and Lowell Milken and Ms. Milken could have interests that diverge from those of our other stockholders. This significant influence by a few stockholders could depress the market price of our Class A common stock; deter, delay or prevent a change in control of LeapFrog; or affect other significant corporate transactions that otherwise might be viewed as beneficial for other stockholders.

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

ITEM 3. LEGAL PROCEEDINGS

Refer to information under the heading “Legal Proceedings” in Note 19—“Commitments and Contingencies” in our Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our Class A common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “LF.” On February 15, 2013, there were 2,601 holders of record of our Class A common stock and seven holders of record of our Class B common stock.

The following table sets forth the high and low sales prices per share of our Class A common stock on the NYSE in each quarter during the last two completed fiscal years. The values stated below are actual high and low sales prices, inclusive of intra-day trading.

	High	Low
2012
First quarter	$8.58	$5.30
Second quarter	$10.95	$7.52
Third quarter	$12.28	$8.08
Fourth quarter	$10.10	$7.00

2011
First quarter	$5.65	$3.73
Second quarter	$4.79	$3.79
Third quarter	$4.36	$2.57
Fourth quarter	$6.18	$2.97

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We expect to reinvest any future earnings in our business and do not anticipate paying cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following selected significant consolidated financial data for the five fiscal years from January 1, 2008 through December 31, 2012, have been derived from our audited consolidated financial statements. The following information is qualified by reference to, and should be read in conjunction with, Part II, Item 7“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements (“Notes”) thereto.

18

	2012 (1)	2011	2010	2009	2008
	(In millions, except per share data)
Consolidated Statements of Operations Data:
Net sales	$581.3	$455.1	$432.6	$379.8	$459.1
Gross profit	244.9	186.2	179.0	158.0	181.5
Operating expenses	180.9	162.5	171.2	166.4	241.7
Income (loss) from operations	64.1	23.7	7.8	(8.4)	(60.2)
Net income (loss)	$86.5	$19.9	$4.9	$(2.7)	$(68.3)
Net income (loss) per share:
Basic	$1.29	$0.30	$0.08	$(0.04)	$(1.07)
Diluted	$1.24	$0.30	$0.08	$(0.04)	$(1.07)
Shares used in calculating net income (loss) per share: *
Basic	67.1	65.4	64.4	63.9	63.6
Diluted	69.7	66.3	65.6	63.9	63.6

(1)	Includes a tax benefit due to the release of valuation allowances. Refer to Note 10, "Income Taxes" for additional information.
*	Weighted-average shares outstanding of Class A and Class B common stock

	2012	2011	2010	2009	2008
	(In millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$120.0	$71.9	$19.5	$61.6	$79.1
Working capital **	266.0	187.2	161.6	148.3	140.0
Total assets	428.9	331.0	293.5	306.0	306.1
Total stockholders’ equity	$329.9	$232.7	$205.6	$192.7	$179.9

** Current assets less current liabilities

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of LeapFrog Enterprises, Inc. and its consolidated subsidiaries (collectively, “LeapFrog,” “we,” “us” or “our”). This MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes in Part II, Item 8 of this report.

OVERVIEW

LeapFrog is a leading developer of educational entertainment for children. Our product portfolio consists of multimedia learning platforms and related content and learning toys. We have developed a number of learning platforms, including the LeapPad family of learning tablets, the Leapster family of handheld learning game systems and the Tag and Tag Junior reading systems, which support a broad library of content titles. We have created hundreds of interactive content titles for our platforms, covering subjects such as phonics, reading, writing and math. In addition, we have a broad line of stand-alone learning toys. Many of our products connect to our proprietary online LeapFrog Learning Path, which provides personalized feedback on a child’s learning progress and offers product recommendations to enhance each child’s learning experience. Our products are available in four languages and are sold globally through retailers, distributors and directly to consumers via the leapfrog.com online store and LeapFrog App Center.

During 2012, we delivered strong financial results including: 28% net sales growth, reduced operating expenses as a percentage of net sales, near triple operating profit, and more than triple income before taxes. In addition, we maintained strong operating cash flow, improved working capital by $78.8 million, and increased our cash balance by 67%.

Our results for the current and prior years include certain significant non-recurring items and trends that impacted our year-over-year and quarter-over-quarter comparisons, most notably in our tax line. In the fourth quarter of 2012, we released $20.3 million of an allowance against our deferred tax assets that was initially established in 2006. In addition, our results included $6.4 million and $2.9 million in 2012 and 2011, respectively, of previously unrecognized tax benefits due to the expiration of statutes of limitation in certain of our foreign jurisdictions. Also notable is that the LeapPad tablet family of products was sold for the full year in 2012 as compared to less than half of a year in 2011. Higher than planned inventory levels at the end of 2010, resulting from weaker than expected demand late in that year, negatively impacted sales for the first quarter of 2011, which also added to the favorable 2012-over-2011 comparison.

2013 Outlook

We are excited about our market-leading portfolio and new product launches for 2013, which include a new learn-to-read system, new iPhone and iPad app activity products and a new version of our LeapPad tablet. As a result, despite a global economy that remains sluggish and a U.S. toy industry that declined in 2012, we anticipate continued business growth at a pace ahead of the market with net sales expected to increase at a high single-digit percentage growth rate. Similar to 2012, we will prepare to fulfill orders above our plans whenever possible.

To support our market-leading growth and ongoing business transformation, we plan to make long-term investments in content, international expansion, online communities, systems, and new platforms. Even with this investment in our future, we expect our operating margin as a percentage of net sales to remain consistent with 2012.

Our expectations for 2013 are subject to many uncertainties, including the timing and strength of any economic recovery and many factors described in “Risk Factors” under Part I, Item 1A of this Form 10-K.

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS FOR FISCAL YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

	2012	2011	2010	% Change 2012 vs. 2011	% Change 2011 vs. 2010
	(Dollars in millions, except per share data)
Net sales	$581.3	$455.1	$432.6	28%	5%
Cost of sales	336.3	269.0	253.6	25%	6%
Gross margin *	42.1%	40.9%	41.4%	1.2 **	(0.5)**
Operating expenses	180.9	162.5	171.2	11%	(5%)
Income from operations	64.1	23.7	7.8	170%	204%
Net income per share - basic	$1.29	$0.30	$0.08	330%	275%
Net income per share - diluted	$1.24	$0.30	$0.08	313%	275%

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Fiscal Year 2012 Compared to Fiscal Year 2011

Net sales for 2012 increased 28% compared to 2011. The increase was largely driven by continued strong demand for LeapPad which was available for the full year in 2012, the launch of the LeapPad2 in August 2012, and strong content sales, partially offset by lower sales due to product transitions and aging product lines. In addition, trade allowances and discounts were proportionally lower in the current year. Net sales for 2012 also included the impact of lower-level and higher-quality beginning retail-channel inventories as compared to 2011, which generally increased retailer demand for our products in the first half of 2012. Net sales for 2012 were not materially affected by foreign currency exchange rates.

Cost of sales for 2012 increased 25% compared to 2011. The increase was primarily driven by higher sales volume, higher product costs associated with sales mix, higher royalty costs resulting from an increase in licensed content sold, and a full year of content distributed through our App Center which was launched in August 2011. In addition, an increase in product transitions resulted in higher inventory allowances.

Gross margin for 2012 increased 1.2 percentage points over 2011, primarily driven by proportionally lower trade allowances and discounts and higher sales, which reduced the impact of fixed logistics costs, partially offset by changes in product mix with proportionally higher sales of lower-margin hardware.

Operating expenses for 2012 increased 11% compared to 2011, primarily driven by higher employee compensation expenses associated with increased headcount, greater achievement against overall company performance targets set as a part of our employee bonus programs, as well as bad debt expense of $3.1 million related to an isolated customer bankruptcy. Operating expenses as a percentage of net sales declined by 5 percentage points to 31%.

Income from operations for 2012 improved 170% as compared to 2011, due to the increase in net sales, improved gross margin, and better leveraging of higher operating expenses.

Our basic and diluted net income per share for 2012 improved by $0.99 and $0.94, respectively, compared to 2011. Our 2012 results included a net tax benefit of $20.3 million due to adjustments to our deferred tax asset valuation allowances. In addition, tax benefits of $6.4 million and $2.9 million associated with the recognition of previously unrecognized tax benefits due to the expiration of statutes of limitations were recognized in 2012 and 2011, respectively. These items accounted for $0.40 and $0.38 of our 2012 basic and diluted net income per share, respectively, and $0.04 of our 2011 basic and diluted net income per share.

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

Cost of sales for 2011 increased 6% compared to 2010. The increase was primarily driven by higher sales volume and higher product costs due to sales mix with proportionally higher sales of higher-cost platforms.

Gross margin for 2011 declined 50 basis points over 2010, primarily driven by changes in product mix with proportionally higher sales of lower-margin multimedia learning platforms, specifically LeapPad, partially offset by lower trade allowances and discounts.

Operating expenses for 2011 decreased 5% compared to 2010, primarily driven by an overall planned decrease in marketing, advertising and promotional spending through continued leverage of our consumer email database and expanded use of social networks. SG&A expenses increased slightly due to higher employee bonus expense as we exceeded the overall company performance targets set as a part of our employee bonus programs, largely offset by lower rent expense and other employee-related expenses resulting from a decrease in headcount during the year. Operating expenses as a percentage of net sales declined by 4 percentage points to 36%.

Income from operations for 2011 improved 204% as compared to 2010, due to the increase in net sales and lower, better-leveraged operating expenses, partially offset by a slight decline in gross margin.

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

	2012	2011	2010	% Change 2012 vs. 2011		% Change 2011 vs. 2010
	(Dollars in millions)
SG&A expenses	$89.6	$78.0	$77.3	15%		1%
As a percent of net sales	15%	17%	18%	(2	)*	(1	)*

*	Percentage point change

Fiscal Year 2012 Compared to Fiscal Year 2011

SG&A expenses for 2012 increased 15% as compared to 2011, but declined as a percentage of net sales by 2 percentage points. The increase was primarily driven by higher employee compensation expenses related to increased headcount, greater achievement against overall company performance targets set as a part of our employee bonus programs, as well as bad debt expense of $3.1 million related to an isolated customer bankruptcy.

Fiscal Year 2011 Compared to Fiscal Year 2010

SG&A expenses for 2011 increased 1% as compared to 2010, but declined as a percentage of net sales by 1 percentage point. The increase was primarily due to higher compensation expenses resulting from exceeding the overall company performance targets set as a part of our employee bonus programs, largely offset by lower rent expense and lower other employee-related expenses resulting from a decrease in headcount during the year as well as the termination of a portion of our leased headquarter facilities in Emeryville, California in the fourth quarter of 2010.

Research and Development Expenses

R&D expenses consist primarily of salaries, employee benefits, stock-based compensation and other headcount-related expenses associated with content development, product development, product engineering, third-party development and programming, and localization costs to translate and adapt content for international markets. We capitalize external third-party costs related to content development, which are subsequently amortized into cost of sales in the statements of operations.

	2012	2011	2010	% Change 2012 vs. 2011		% Change 2011 vs. 2010
	(Dollars in millions)
R&D expenses	$36.6	$33.8	$33.4	8%		1%
As a percent of net sales	6%	7%	8%	(1	)*	(1	)*

* Percentage point change

Fiscal Year 2012 Compared to Fiscal Year 2011

R&D expenses for 2012 increased 8% as compared to 2011, but declined as a percentage of net sales by 1 percentage point. The increase was primarily due to increased headcount and higher employee compensation expenses resulting from exceeding the overall company performance targets set as a part of our employee bonus programs.

Fiscal Year 2011 Compared to Fiscal Year 2010

R&D expenses for 2011 remained relatively level, increasing 1% as compared to 2010 with no significant offsetting items.

Advertising Expenses

Advertising expense consists of costs associated with marketing, advertising and promoting our products, including customer-related discounts and promotional allowances.

	2012	2011	2010	% Change 2012 vs. 2011		% Change 2011 vs. 2010
	(Dollars in millions)
Advertising expenses	$43.0	$39.5	$49.3	9%		(20%)
As a percent of net sales	7%	9%	11%	(2	)*	(2	)*

*	Percentage point change

Fiscal Year 2012 Compared to Fiscal Year 2011

Advertising expense for 2012 increased 9% as compared to 2011, but declined as a percentage of net sales by 2 percentage points. The increase was in line with our strategy to drive continued demand for our multimedia learning family of products including content, accessories, and hardware, including the launch of LeapPad2.

Fiscal Year 2011 Compared to Fiscal Year 2010

Advertising expense for 2011 declined 20% as compared to 2010 and declined as a percentage of sales by 2 percentage points. The decline was primarily driven by an overall planned decrease in marketing, advertising and promotion of our products through the utilization of more cost-effective in-store promotional displays, continued leveraging of our consumer email database and expanded use of social networks for our marketing communications.

OTHER INCOME (EXPENSE)

The components of other income (expense) were as follows:

	2012	2011	2010	% Change 2012 vs. 2011	% Change 2011 vs. 2010
	(Dollars in millions)
Other income (expense):
Interest income	$0.2	$0.1	$0.2	77%	(33%)
Interest expense	(0.1)	(0.3)	(0.2)	81%	(7%)
Other, net	(2.3)	(4.8)	(1.8)	52%	(169%)
Total	$(2.1)	$(4.9)	$(1.8)	57%	(170%)

Fiscal Year 2012 Compared to Fiscal Year 2011

Other expense decreased significantly for 2012 as compared to 2011, resulting primarily from our foreign currency activity. The U.S. dollar weakened against several of our foreign currencies during 2012 while it strengthened in 2011, resulting in a $1.6 million unrealized foreign currency translation loss for the third quarter of 2011. Additionally in that quarter, an operational error resulted in our entering into forward hedging contracts that differed from what we had intended. As a result of this error, we recorded a $1.5 million realized loss on foreign exchange forward contracts in our U.S. segment.

Fiscal Year 2011 Compared to Fiscal Year 2010

Other expense increased significantly for 2011 as compared to 2010, resulting primarily from our foreign currency activity noted above. The U.S. dollar strengthened significantly against several of our foreign currencies late in the third quarter of 2011, resulting in a $0.3 million realized foreign currency translation loss and a $1.6 million unrealized foreign currency translation loss for the third quarter of 2011. That quarter also included the operational error noted above.

INCOME TAXES

Our (benefit from) provision for income taxes and effective tax rates were as follows:

	2012	2011	2010
	(Dollars in millions)
(Benefit from) provision for income taxes	$(24.5)	$(1.1)	$1.0
Income before income taxes	61.9	18.8	6.0
Effective tax rate	(39.6%)	(6.1%)	17.2%

Our tax rate is affected by recurring items, such as tax expense relative to the amount of income earned in our domestic and foreign jurisdictions. Our tax rate is also affected by discrete items, such as tax benefits attributable to the recognition of previously unrecognized tax benefits that may occur in any given year, but are not consistent from year to year.

Our effective tax rates for 2011 and 2010 reflected a non-cash valuation allowance recorded against 100% of our domestic deferred tax assets. Accordingly, no federal or state tax expense or benefit was recorded on our domestic operating income or loss for those periods. Our 2012 effective tax rate included the release of a portion the valuation allowance against our domestic deferred tax assets resulting in a benefit for the year.

During 2012, after considering the relative impact of all evidence, positive and negative, we determined, at the required more-likely-than-not level of certainty, that a portion of our domestic deferred tax assets will be realized. Due to the high seasonality of our business with a significant portion of our annual income earned late in the year, this determination was made at the end of the fourth quarter after the critical holiday season had passed and actual results for the year were known. Although we believe profitability will continue in the near term and add to our three-year cumulative profit position, based on the duration and severity of losses in prior years, rapidly changing consumer demands, increasing pace of technological innovation, significant product, retailer and seasonal revenue concentrations, transition at the highest levels of our management, and unproven new product pipeline, we could not project future earnings beyond 2013, at a more-likely-than-not level of certainty, to support an assertion that our domestic operations will generate sufficient taxable income to realize all of our deferred tax assets. Accordingly, based on projected future earnings, a deferred tax valuation allowance release of $21.6 million was recorded as an income tax benefit for the year. This benefit was offset by a non-cash valuation allowance of $1.3 million recorded against the deferred tax assets of our subsidiary in Mexico as we determined, at the required more-likely-than-not level of certainty, that our subsidiary in Mexico will not generate sufficient future taxable income to realize the benefit of its deferred tax assets. The change in our domestic and foreign valuation allowance balances resulted in a net $20.3 million income tax benefit for the year. As of December 31, 2012, we have maintained a valuation allowance of $70.4 million against our deferred tax assets related to various net operating loss carryforwards, tax credits, and loss carryforwards that are capital in nature. We will continue to evaluate all evidence in future periods to determine if further release of our valuation allowance is warranted.

In addition, the tax benefit for 2012 and 2011 included $6.4 million and $2.9 million, respectively, in benefit associated with the recognition of previously unrecognized tax benefits due to the expiration of statutes of limitation in some of our foreign jurisdictions, offset by foreign tax expense and certain discrete tax items including amortization of goodwill for tax purposes and an accrual for potential interest and penalties on certain tax positions. The income tax expense for 2010 was primarily attributable to our foreign operations and certain discrete items such as amortization of goodwill for tax purposes. In 2012, 2011, and 2010, we utilized $23.3 million, $8.8 million, and $2.0 million, respectively, of previously unrecognized income tax benefit attributable to our domestic net operating loss and tax credit carryforwards.

SUMMARY OF RESULTS BY SEGMENT FOR FISCAL YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

We organize, operate and assess our business in two primary operating segments: U.S. and International. This presentation is consistent with how our chief operating decision maker reviews performance, allocates resources and manages the business.

The net sales, cost of sales, gross margin, total operating expenses and operating income (loss) amounts in this section are presented on a basis consistent with generally accepted accounting principles (“GAAP”) in the U.S. and on an operating segment basis consistent with our internal management reporting structure. See Note 20—“Segment Reporting” in our Consolidated Financial Statements included in this Annual Report on Form 10-K for certain detailed information on our segments and their financial results for the fiscal years ended December 31, 2012, 2011 and 2010.

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

	2012	2011	2010	% Change 2012 vs. 2011	% Change 2011 vs. 2010
	(Dollars in millions)
Net sales	$424.8	$342.0	$344.3	24%	(1%)
Cost of sales	242.6	199.3	196.9	22%	1%
Gross margin *	42.9%	41.7%	42.8%	1.2 **	(1.1)**
Operating expenses	154.1	137.2	150.4	12%	(9%)
Income (loss) from operations	$28.1	$5.6	$(3.0)	406%	N/M

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Fiscal Year 2012 Compared to Fiscal Year 2011

Net sales for 2012 increased 24% compared to 2011, largely driven by continued strong demand for LeapPad which was available for the full year, the introduction of LeapPad2 in the third quarter of 2012, and strong content sales, as well as proportionally lower trade allowances and discounts, partially offset by lower sales due to product transitions. The increase also included the impact of lower-level and higher-quality beginning retail-channel inventories as compared to the prior year.

Cost of sales for 2012 increased 22% compared to 2011. The increase was primarily driven by higher sales volume, higher product costs associated with sales mix and higher royalty costs associated with content distributed for a full year through our App Center which was launched in August 2011, as well as higher inventory allowances due to product transitions.

Gross margin for 2012 increased 1.2 percentage points over 2011. The increase was driven primarily by lower freight costs and higher sales volume which reduced the impact of fixed logistic costs, partially offset by changes in product mix with proportionally higher sales of lower-margin hardware.

Operating expenses for 2012 increased 12% compared to 2011, primarily driven by higher employee compensation expenses associated with greater achievement against overall company performance targets set as a part of our employee bonus programs, as well as bad debt expense of $3.1 million related to an isolated customer bankruptcy. Operating expenses as a percentage of net sales declined by 4 percentage points to 36%.

Income from operations for 2012 increased 406% compared to 2011 due to increases in net sales and gross margin and better leveraging of higher operating expenses.

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

Cost of sales for 2011 increased 1% compared to 2010. The increase was primarily driven by higher sales volume and higher product costs due to sales mix with proportionally higher sales of higher-cost platforms.

Gross margin for 2011 decreased 1.1 percentage points over 2010. The decrease was driven primarily by changes in product mix with proportionally higher sales of lower-margin multimedia learning platforms offsetting lower sales of higher-margin content, partially offset by lower trade allowances and discounts.

Operating expenses for 2011 decreased 9% compared to 2010, primarily driven by an overall planned decrease in marketing, advertising and promotional spending through continued leverage of our consumer email database and expanded use of social networks. SG&A expenses decreased slightly due to lower employee-related expense given fewer full-time employees and lower rent expense, partially offset by higher employee bonus expense due to exceeding the overall company performance targets set as a part of our employee bonus programs. Operating expenses as a percentage of net sales declined by 4 percentage points to 40%.

Income from operations for 2011 improved by $8.6 million compared to 2010 due to lower and better-leveraged operating expenses, partially offset by decreases in net sales and gross margin percentage.

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

	2012	2011	2010	% Change 2012 vs. 2011	% Change 2011 vs. 2010
	(Dollars in millions)
Net sales	$156.5	$113.1	$88.3	38%	28%
Cost of sales	93.7	69.7	56.7	34%	23%
Gross margin *	40.1%	38.4%	35.8%	1.7 **	2.6 **
Operating expenses	26.8	25.3	20.8	6%	21%
Income from operations	$36.0	$18.1	$10.8	98%	68%

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Fiscal Year 2012 Compared to Fiscal Year 2011

Net sales for 2012 increased 38% as compared to 2011, largely driven by the continued strong customer demand for LeapPad in English-language markets, the release of a French version of LeapPad, the introduction of LeapPad2 in English-language markets the third quarter of 2012, and strong content sales, as well as proportionally lower trade allowances and discounts. Net sales for 2012 included a 1% negative impact from changes in currency exchange rates.

Cost of sales for 2012 increased 34% compared to 2011. The increase was primarily driven by higher sales volume, higher product costs associated with sales mix and higher royalty costs associated with content distributed through our App Center that was launched in August 2011.

Gross margin for 2012 improved 1.7 percentage points as compared to 2011, primarily driven by proportionally higher sales volume and lower trade allowances and discounts.

Operating expenses for 2012 increased 6% as compared to 2011, primarily driven by higher employee compensation expenses associated with greater achievement against overall company performance targets set as a part of our employee bonus programs and higher advertising expenses. Operating expenses as a percentage of net sales declined by 5 percentage points to 17%.

Income from operations for 2012 improved by 98% as compared to 2011, primarily due to significantly increased net sales, improved gross margin percentage and better leveraging of higher operating expenses.

Fiscal Year 2011 Compared to Fiscal Year 2010

Net sales for 2011 increased 28% as compared to 2010. The increase was primarily due to strong demand for the LeapPad learning tablet and associated content in certain international markets. Net sales for 2011 included a 2% positive impact from changes in currency exchange rates.

Cost of sales for 2011 increased 23% compared to 2010. The increase was primarily driven by higher sales volume.

Gross margin for 2011 improved 2.6 percentage points as compared to 2010. The improvement was primarily due to higher sales volume which reduced the impact of fixed costs and changes in product mix with proportionally higher sales of higher-margin products.

Operating expenses for 2011 increased 21% as compared to 2010, primarily due to an increase in headcount in 2011 to support our international growth and higher employee bonus expense due to exceeding the overall company performance targets set as a part of our employee bonus programs. Operating expenses as a percentage of net sales declined by 2 percentage points to 22%.

Income from operations for 2011 improved by 68% as compared to 2010, primarily due to significantly increased net sales, improved gross margin percentage and better leveraging of higher operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash and cash equivalents totaled $120.0 million and $71.9 million at December 31, 2012 and 2011, respectively. The increase in cash balance was primarily due to an increase in net sales. Cash and cash equivalents held by our foreign subsidiaries totaled $34.2 million and $16.3 million at December 31, 2012 and 2011, respectively. We do not intend to repatriate any foreign cash and cash equivalents as it will be used to fund foreign operations. However, if we were to do so, any associated tax liability would be fully offset by our net operating loss or tax credit carryforwards for the foreseeable future. In line with our investment policy, all cash equivalents were invested in high-grade money market funds, including Treasury money market funds, at December 31, 2012.

We have an asset-based revolving credit facility (the “revolving credit facility”) with a potential borrowing availability of $75.0 million for the months of September through December and $50.0 million for the remaining months. There were no borrowings outstanding on this line of credit at December 31, 2012.

We do not expect our accumulated deficit of $76.0 million at December 31, 2012 to be indicative of our future ability to generate cash flow, given our anticipated cash flows from operations and the availability of our revolving credit facility.

Future capital expenditures are primarily planned for new product development and purchases related to the upgrading of our information technology capabilities. We expect that capital expenditures in 2013, including those for capitalized content and website development costs, will be funded with cash flows generated by operations. Capital expenditures were $25.1 million for 2012, $19.9 million for 2011, and $22.5 million, including a $5.4 million purchase of intangible assets, for 2010. We expect capital expenditures to be in the range of $30 million to $35 million for the year ending December 31, 2013.

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

Cash Sources and Uses

The table below shows our sources and uses of cash for the fiscal years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010	% Change 2012 vs. 2011	% Change 2011 vs. 2010
	(Dollars in millions)
Cash flows provided by (used in):
Operating activities	$67.9	$70.2	$(22.6)	(3%)	N/M
Investing activities	(22.6)	(19.9)	(21.2)	(14%)	7%
Financing activities	2.5	2.2	1.6	10%	38%
Effect of exchange rate fluctuations on cash	0.4	(0.1)	0.1	N/M	N/M
Increase (decrease) in cash and cash equivalents	$48.1	$52.4	$(42.1)	(8%)	N/M

Fiscal Year 2012 Compared to Fiscal Year 2011

Cash flow provided by operations for 2012 decreased $2.3 million compared to 2011, primarily driven by an increase in accounts receivable due to higher sales, lower accounts payable, and increased inventory purchases to support expected sales demand. The increase in net income partially offset the decrease in cash flow provided by operations for 2012.

Net cash used in investing activities for 2012 increased $2.7 million compared to 2011, primarily due to an increase in hardware and software purchases, partially offset by the cash generated from sales of investments in 2012, of which there were none in 2011.

Net cash provided by financing activities for 2012 increased $0.3 million as compared to 2011, primarily due to an increase in employee stock purchase plan activity, partially offset by higher payroll taxes related to an increase in employee restricted stock units released in 2012 as compared to 2011.

Fiscal Year 2011 Compared to Fiscal Year 2010

Cash flow provided by operations for 2011 increased $92.8 million compared to 2010, primarily due to significantly lower inventory purchases during the period as a result of higher than desired inventory levels at the end of 2010. In addition, in 2011 our accounts payable payments were timely, while in 2010, we caught up on delinquent accounts payable from 2009, which resulted in extra operating cash usage. The increase in net income and improved accounts receivable collection efforts also contributed to the increase in cash flow provided by operations for 2011.

Net cash used in investing activities for 2011 decreased $1.3 million compared to 2010, primarily due to a $5.3 million purchase of intangible assets in 2010, partially offset by an increase in hardware and software purchases in 2011 as well as the cash generated from sales of investments in 2010, of which there were none in 2011.

Net cash provided by financing activities for 2011 increased $0.6 million as compared to 2010, primarily due to an increase in employee option exercises, partially offset by higher payroll taxes related to an increase in employee restricted stock units released in 2011 as compared to 2010.

Seasonal Patterns of Cash Provided by (Used in) Operations

The table below shows our seasonal patterns of cash flow provided by (used in) operations by quarter for the fiscal years ended December 31, 2012, 2011 and 2010.

29

	2012	2011	2010
	(Dollars in millions)
1st quarter	$66.0	$64.6	$34.5
2nd quarter	(4.7)	(16.6)	(27.2)
3rd quarter	(72.8)	(27.4)	(30.3)
4th quarter	79.4	49.6	0.4
Total	$67.9	$70.2	$(22.6)

Historically, our cash flow from operations has been highest in the first quarter of each year when we collect a majority of our accounts receivable booked in the fourth quarter of the prior year. In the current year, an increase in credit card-based sales through our App Center in the fourth quarter resulted in higher cash flow from operations than the first quarter, a deviation from our historical norm that may continue in future years, given the increasing sales from our App Center. Cash flow used in operations tends to be highest in our third quarter, as collections from prior accounts receivable taper off and we invest heavily in inventory in preparation for the fourth quarter holiday season. Historically, cash flow generally turns positive again in the fourth quarter as we begin to collect on the accounts receivable associated with the holiday season. Based on the shift in ordering patterns by retailers beginning in 2009, which resulted in orders being placed significantly later in the year, cash flows from operations in the fourth quarter of 2010 were significantly lower than has historically been the case in the fourth quarter of our fiscal year. As a result, cash flows from operations in the first quarter of 2011 were higher than in previous years. Earlier demand in 2012 resulted in significantly higher inventory purchases during the third quarter and higher collections in the fourth quarter.

These seasonal patterns may vary depending upon general economic conditions and other factors.

Line of Credit and Borrowing Availability

See Note 11—“Borrowings under Credit Agreements” in our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Contractual Obligations and Commitments

See information under the heading “Contractual Obligations and Commitments” in Note 19—“Commitments and Contingencies” in our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Revenue Recognition, Allowance for Doubtful Accounts, and Other Accounts Receivable and Revenue Reserves

We derived the majority of our revenue from sales of our technology-based learning products and related proprietary content. Revenue is recognized when products are shipped and title passes to the customer, provided that there is evidence of a commercial arrangement, delivery has occurred, there is a fixed or determinable fee and collection is reasonably assured. We sell App Center cards to retailers and directly to end customers, which are redeemable on our App Center for content downloads. We record proceeds from the initial sale of the card to deferred revenue, which are then recognized into revenue when the right to download content is granted to the customer upon redemption of the card. For content purchased by the customer with a personal credit card directly through our App Center, we recognize revenue when the right to download content is granted. Amounts billed to customers for shipping and handling costs are recognized as revenue. Costs incurred to ship merchandise from warehouse facilities are recorded in cost of sales.

Net sales represent gross sales less estimated sales returns, allowances for defective products, promotional markdowns, chargebacks and price changes, and cooperative promotional arrangements. Correspondingly, these allowances are recorded as reductions of gross accounts receivable.

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

We also provide estimated allowances against revenue and accounts receivable for sales returns, defective products, promotional markdowns, chargebacks and price changes, and cooperative promotional arrangements in the same period that the related revenue is recorded. The allowances are estimated utilizing historical information, maximum known exposures and other available information including current retailer inventory levels, sell-through of its retailers and distributors, current trends in retail for its products, changes in customer demand for its products and other related factors.

Accounts receivable are reported on the balance sheet net of all provided allowances, which included the allowances for doubtful accounts of $0.3 million and $0.7 million as of December 31, 2012 and 2011, respectively.

Inventory Valuation

Inventories are stated at the lower of cost or market value, on a first-in, first-out basis. We record inventory costs on the balance sheet based on third-party contract manufacturer invoices, which include the contract manufacturers’ costs for materials, labor and manufacturing overhead related to our products. Inventory valuation primarily requires estimation of slow-moving, obsolete or excess products. Our estimate of the write-downs for slow-moving, excess and obsolete inventories is based on management’s review of on-hand inventories compared to their product demand forecast, anticipated product selling prices, the expected product lifecycle, and products planned for discontinuation. If actual future demand for our products and anticipated product selling prices were less favorable than those projected by our management, additional inventory write-downs would be required resulting in a negative impact on gross margin. We monitor the estimates of inventory write-downs on a quarterly basis. When considered necessary, we make additional adjustments to reduce inventory to its net realizable value, with corresponding increases to cost of sales. Inventories included write-downs for slow-moving, excess and obsolete inventories of $4.5 million and $5.4 million at December 31, 2012 and 2011, respectively.

Capitalization of Product Costs

We capitalize certain external costs related to the development of content for our learning products, including design, artwork, animation, layout, editing, voice, audio and apps included in the learning products. Such costs are capitalized once the technological feasibility of the product is established and costs are determined to be recoverable. Amortization of these costs is included in cost of sales and begins when the products are initially released for sale and generally continues over a two-year life using the straight-line method. We evaluate the future recoverability of capitalized amounts periodically and recognize write-downs in the statements of operations as needed. Capitalized content costs that are cancelled, abandoned or otherwise deemed impaired are charged to cost of sales in the period of cancellation. Write-downs of capitalized costs related to platforms being discontinued or non-performing titles resulted in an increase in cost of sales in the U.S. segment of $0.2 million, $0.3 million and $0.7 million in 2012, 2011 and 2010, respectively.

We also capitalize external website development costs (“website costs”), which primarily include third-party costs related to developing applications that are integral components of certain products we market, costs incurred to develop or acquire and customize code for web applications, costs to develop HTML web pages or develop templates, and costs to create initial graphics for the website that included the design or layout of each page. Website costs are generally amortized on a straight-line basis over two years. We evaluate the future recoverability of capitalized website costs periodically and if an impairment loss is considered to have occurred during the period, we accelerate the amortization and record it in depreciation and amortization in the statement of operations in the same period.

Our evaluations of capitalized content development costs and website costs require us to make complex and subjective judgments, using currently available data as well as projections about the potential impact of possible future events and conditions, which judgments and projections are inherently uncertain. If future events and conditions do not meet expectations, we make additional adjustments to reduce the expected realizable value of the assets, with corresponding increases to cost of sales. Capitalized content development costs and website costs are both included in capitalized product costs on the balance sheet, net of accumulated amortization.

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

Our qualitative assessment includes consideration of relevant events and circumstances that may impact the carrying amount of the reporting unit to which our goodwill is allocated. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgment and assumptions. Relevant events and circumstances identified include, but are not limited to: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, LeapFrog-specific events and share price trends. Additional judgment is required to determine relative importance and impact of each factor.

Application of the two-step goodwill impairment test, if determined necessary, requires significant judgment, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, determination of the fair value of each reporting unit, and projections of future net cash flows, which are inherently uncertain. The fair value of each reporting unit is estimated using a combination of a market approach and a discounted cash flow methodology. The market approach requires considerable judgment in selecting comparable companies and estimating the multiples of revenue implied by their market values. The discounted cash flow methodology requires management to exercise judgment in selecting an appropriate discount rate and to make numerous assumptions in order to develop future business and financial forecasts and the related estimates of future net cash flows. Future net cash flows depend primarily on future sales of our products, which are inherently difficult to predict. This is especially true when a significant portion of our future net sales is expected to be generated by both mature products as well as products introduced in 2012 or planned to be introduced in 2013.

After analyzing our goodwill at December 31, 2012 and 2011, we concluded no impairment charge was required in either period. At December 31, 2012 and 2011, we had $20.5 million and $22.9 million, respectively, of goodwill and other intangible assets.

Income Taxes

We account for income taxes using the asset and liability method. We calculate our deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We are subject to income taxes in the U.S. and foreign jurisdictions. The determination of our income tax assets, liabilities and expense requires us to make certain estimates and judgments in the calculation of tax benefits, tax credits and deductions. Significant changes in these estimates or variations in the actual outcome of expected future tax consequences may result in material increases or decreases in the tax provision or benefit in subsequent periods. We provide valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Determination of whether or not a valuation allowance is warranted requires consideration of all available positive and negative evidence, including prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

In 2006, we recorded a $60.4 million non-cash charge to establish a valuation allowance against all of our gross domestic deferred tax assets as we could not assert, at the required more-likely-than-not level of certainty, that the level of future profitability needed to realize the benefit of our domestic deferred tax assets could be achieved. As of December 31, 2011, the balance of our domestic deferred tax assets increased to $115.9 million, primarily due to additional net operating loss and tax credit carryforwards, partially offset by utilization of tax benefits. During 2012, our deferred tax asset balance was reduced by $45.5 million, primarily due to utilization of tax benefits and release of a portion of our remaining valuation allowance. At December 31, 2012, we maintained a $70.4 million valuation allowance against our deferred tax assets. We will continue to evaluate the need for a valuation allowance in future periods.

Our financial statements also include accruals for the estimated amounts of probable future assessments that may result from the examination of federal, state or international tax returns. Our tax accruals, tax provision, deferred tax assets or income tax liabilities may be adjusted if there are changes in circumstances, such as changes in tax law, tax audits or other factors, which may cause management to revise its estimates. The amounts ultimately paid on any future assessments may differ from the amounts accrued and may result in an increase or reduction to the effective tax rate in the year of resolution. Such adjustments could have a material impact on our financial position, results of operations or cash flows. In 2012 and 2011, we recorded $6.4 million and $2.9 million in benefits, respectively, associated with the recognition of previously unrecognized tax benefits due to the expiration of statutes of limitation in some of our foreign jurisdictions.

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

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements, but the program, when properly executed, may not always eliminate our exposure to movements of currency exchange rates. The results of our hedging program for the fiscal years ended December 31, 2012, 2011 and 2010 are summarized in the table below:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Losses on foreign exchange forward contracts	$(2,232)	$(2,004)*	$(204)
Gains (losses) on underlying transactions denominated in foreign currency	666	(1,644)	(146)
Net losses	$(1,566)	$(3,648)	$(350)

*	Amount includes a $1.5 million realized loss on foreign exchange forward hedging contracts in our U.S. segment due to an operational error.

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts outstanding as of December 31, 2012 and 2011 is as follows:

	2012			2011
	Average Forward Exchange Rate	Notional Amount in Local Currency	Fair Value of Instruments in USD	Average Forward Exchange Rate	Notional Amount in Local Currency	Fair Value of Instruments in USD
		(1)	(2)		(1)	(2)
Currencies:
British Pound (GBP/USD)	1.608	22,684	$(296)	1.552	9,795	$6
Euro (Euro/USD)	1.322	7,239	16	1.318	1,940	42
Canadian Dollar (USD/CAD)	0.992	7,087	24	1.022	3,202	(9)
Mexican Peso (USD/MXN)	13.070	4,925	1	13.933	5,665	1
Total fair value of instruments in USD			$(255)			$40

(1) In thousands of local currency

(2) In thousands of USD

Cash equivalents and long-term investments are presented at fair value on our balance sheet. We invest our excess cash in accordance with our investment policy. Any adverse changes in interest rates or securities prices may decrease the value of our investments and operating results. As of December 31, 2012 and 2011, our excess cash was invested only in money market funds.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEAPFROG ENTERPRISES, INC.

FORM 10-K

Index to Consolidated Financial Statements

For the Fiscal Year Ended December 31, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LeapFrog Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of LeapFrog Enterprises, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LeapFrog Enterprises, Inc. as of December 31, 2012 and 2011, and the consolidated results of its operations, comprehensive income, and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LeapFrog Enterprises, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

March 11, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LeapFrog Enterprises, Inc.

We have audited LeapFrog Enterprises, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LeapFrog Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, LeapFrog Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LeapFrog Enterprises, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012, and the financial statement schedule listed in the index at Item 15, and our report dated March 11, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

March 11, 2013

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$120,000	$71,863
Accounts receivable, net of allowances for doubtful accounts of $292 and $659, respectively	180,043	157,418
Inventories	40,311	34,288
Prepaid expenses and other current assets	8,353	8,078
Deferred income taxes	9,315	983
Total current assets	358,022	272,630
Long-term investments	-	2,681
Deferred income taxes	13,269	1,311
Property and equipment, net	23,723	17,881
Capitalized product costs, net	12,109	12,511
Goodwill	19,549	19,549
Other intangible assets, net	950	3,350
Other assets	1,283	1,119
Total assets	$428,905	$331,032

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,617	$34,629
Accrued liabilities	51,353	42,544
Deferred revenue	8,516	7,836
Income taxes payable	493	377
Total current liabilities	91,979	85,386
Long-term deferred income taxes	3,759	3,542
Other long-term liabilities	3,224	9,360
Total liabilities	98,962	98,288
Commitments and contingencies
Stockholders' equity:
Class A Common Stock, par value $0.0001; Authorized - 139,500 shares; Outstanding: 61,970 and 54,923, respectively	6	6
Class B Common Stock, par value $0.0001; Authorized - 40,500 shares; Outstanding: 5,715 and 11,113, respectively	1	1
Treasury stock	(185)	(185)
Additional paid-in capital	405,078	395,627
Accumulated other comprehensive income (loss)	1,071	(225)
Accumulated deficit	(76,028)	(162,480)
Total stockholders’ equity	329,943	232,744
Total liabilities and stockholders’ equity	$428,905	$331,032

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Net sales	$581,288	$455,140	$432,564
Cost of sales	336,344	268,988	253,590
Gross profit	244,944	186,152	178,974

Operating expenses:
Selling, general and administrative	89,599	77,984	77,287
Research and development	36,627	33,784	33,385
Advertising	43,023	39,526	49,314
Depreciation and amortization	11,629	11,161	11,183
Total operating expenses	180,878	162,455	171,169
Income from operations	64,066	23,697	7,805

Other income (expense):
Interest income	241	136	203
Interest expense	(50)	(259)	(243)
Other, net	(2,309)	(4,809)	(1,790)
Total other expense, net	(2,118)	(4,932)	(1,830)
Income before income taxes	61,948	18,765	5,975
(Benefit from) provision for income taxes	(24,504)	(1,137)	1,030
Net income	$86,452	$19,902	$4,945

Net income per share:
Class A and B - basic	$1.29	$0.30	$0.08
Class A and B - diluted	$1.24	$0.30	$0.08

Weighted-average shares used to calculate net income per share:
Class A and B - basic	67,100	65,406	64,368
Class A and B - diluted	69,720	66,332	65,627

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Net income	$86,452	$19,902	$4,945

Other comprehensive income (loss), before tax:
Currency translation adjustments	1,386	(517)	251
Transfer of temporary gain on long-term investments	(241)	-	(194)
Total other comprehensive income (loss), before tax	1,145	(517)	57
Transfer of tax expense allocated to temporary gain on long- term investments	151	-	77
Other comprehensive income (loss), net of tax	1,296	(517)	134

Comprehensive income	$87,748	$19,385	$5,079

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

							Accumulated
						Additional	Other
	Class A		Class B		Treasury	Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2009	36,894	$4	27,141	$3	$(185)	$380,040	$158	$(187,327)	$192,693
Conversion of Class B shares to Class A shares	6,180	1	(6,180)	(1)	-	-	-	-	-
Class A common shares issued upon exercise of employee stock-based awards and purchases made under the employee purchase plan	709	-	-	-	-	1,883	-	-	1,883
Net cash paid for payroll taxes on restricted stock unit releases	-	-	-	-	-	(262)	-	-	(262)
Stock-based compensation expense	-	-	-	-	-	6,172	-	-	6,172
Cumulative translation adjustment	-	-	-	-	-	-	251	-	251
Transfer of temporary gain on long-term investments, net of tax	-	-	-	-	-	-	(117)	-	(117)
Net income	-	-	-	-	-	-	-	4,945	4,945
Balance, December 31, 2010	43,783	5	20,961	2	(185)	387,833	292	(182,382)	205,565
Conversion of Class B shares to Class A shares	9,848	1	(9,848)	(1)	-	-	-	-	-
Class A common shares issued upon exercise of employee stock-based awards and purchases made under the employee purchase plan	1,292	-	-	-	-	3,029	-	-	3,029
Net cash paid for payroll taxes on restricted stock unit releases	-	-	-	-	-	(797)	-	-	(797)
Stock-based compensation expense	-	-	-	-	-	5,562	-	-	5,562
Cumulative translation adjustment	-	-	-	-	-	-	(517)	-	(517)
Net income	-	-	-	-	-	-	-	19,902	19,902
Balance, December 31, 2011	54,923	6	11,113	1	(185)	395,627	(225)	(162,480)	232,744
Conversion of Class B shares to Class A shares	5,398	-	(5,398)	-	-	-	-	-	-
Class A common shares issued upon exercise of employee stock-based awards and purchases made under the employee purchase plan	1,649	-	-	-	-	4,222	-	-	4,222
Net cash paid for payroll taxes on restricted stock unit releases	-	-	-	-	-	(1,762)	-	-	(1,762)
Stock-based compensation expense	-	-	-	-	-	6,991	-	-	6,991
Cumulative translation adjustment	-	-	-	-	-	-	1,386	-	1,386
Transfer of temporary gain on long-term investments, net of tax	-	-	-	-	-	-	(90)	-	(90)
Net income	-	-	-	-	-	-	-	86,452	86,452
Balance, December 31, 2012	61,970	$6	5,715	$1	$(185)	$405,078	$1,071	$(76,028)	$329,943

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Operating activities:
Net income	$86,452	$19,902	$4,945
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,082	19,995	20,337
Deferred income taxes	(20,047)	716	924
Stock-based compensation expense	6,991	5,562	6,172
Loss (gain) on sale of long-term investments, net of tax	91	-	(454)
Loss on disposal of long-term assets	2	14	117
Allowance for doubtful accounts	3,040	417	355
Other changes in operating assets and liabilities:
Accounts receivable, net	(24,839)	(481)	(10,334)
Inventories	(5,727)	13,006	(19,178)
Prepaid expenses and other current assets	(197)	214	(924)
Other assets	(165)	667	1,248
Accounts payable	(3,119)	3,293	(26,980)
Accrued liabilities and deferred revenue	9,311	9,043	1,512
Other long-term liabilities	(6,135)	(2,396)	(300)
Income taxes payable	116	210	(75)
Net cash provided by (used in) operating activities	67,856	70,162	(22,635)
Investing activities:
Purchases of property and equipment	(16,321)	(11,732)	(9,547)
Capitalization of product costs	(8,793)	(8,122)	(7,617)
Purchases of intangible assets	-	-	(5,335)
Disposal of property and equipment	-	67	-
Sales of investments	2,500	-	1,263
Other	-	(65)	-
Net cash used in investing activities	(22,614)	(19,852)	(21,236)
Financing activities:
Proceeds from stock option exercises and employee stock purchase plan	4,222	3,029	1,883
Net cash paid for payroll taxes on restricted stock unit releases	(1,762)	(797)	(262)
Borrowing on line of credit	-	35,000	42,000
Payment on line of credit	-	(35,000)	(42,000)
Net cash provided by financing activities	2,460	2,232	1,621
Effect of exchange rate changes on cash	435	(158)	117
Net change in cash and cash equivalents	48,137	52,384	(42,133)
Cash and cash equivalents, beginning of period	71,863	19,479	61,612
Cash and cash equivalents, end of period	$120,000	$71,863	$19,479
Supplemental disclosures of cash flow information:
Cash paid for interest expense	$(1)	$(258)	$(222)
Cash (paid) refunded for income taxes, net	$(1,221)	$(412)	$281

Non-cash investing and financing activities:
Transfer of temporary gain on long-term investments	$241	$-	$194

See accompanying notes

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.	Business

LeapFrog Enterprises, Inc. and its consolidated subsidiaries (collectively, the “Company” or “LeapFrog” unless the context indicates otherwise) is a leading developer of educational entertainment for children. The Company’s product portfolio consists of multimedia learning platforms and related content and learning toys. LeapFrog has developed a number of learning platforms, including the LeapPad family of learning tablets, the Leapster family of handheld learning game systems and the Tag and Tag Junior reading systems, which support a broad library of content titles. LeapFrog has created hundreds of interactive content titles for its platforms, covering subjects such as phonics, reading, writing and math. Many of the Company’s products connect to its proprietary online LeapFrog Learning Path, which provides personalized feedback on a child’s learning progress and offers product recommendations to enhance each child’s learning experience. In addition, the Company has a broad line of stand-alone learning toys. The Company’s products are available in four languages and are sold globally through retailers, distributors and directly to consumers via the leapfrog.com online store and the LeapFrog App Center.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Company’s consolidated financial statements include the accounts of LeapFrog and its wholly-owned subsidiaries organized in the United Kingdom, Canada, France, Mexico, Hong Kong and China. Intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currencies

LeapFrog measures and records the assets, liabilities and operations of its foreign operations using the functional currency of the country in which the operations are located and utilizes the U.S. dollar as its reporting currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive income (loss), an equity account. Foreign currency transaction gains and losses are included in income as incurred.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult, and subjective judgments include the evaluation of the Company’s accounts receivable-related allowances for doubtful accounts receivable, sales returns, defective products, promotional markdowns, chargebacks and price changes, and cooperative promotional arrangements, the valuation and nature of impairments of financial instruments, valuation and amortization of capitalized product costs, inventory valuation, the recognition, measurement and valuation of current and deferred income tax assets and liabilities, valuation of goodwill and stock-based compensation assumptions. These estimates involve the consideration of complex factors and require management to make judgments. The analysis of historical and future trends can require extended periods of time to resolve, and are subject to change from period to period. The actual results experienced may differ from management’s estimates.

Reclassifications

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Certain amounts in prior year financial statements included herein have been reclassified to conform to the current year presentation.

Revenue Recognition

The Company derives the majority of its revenue from sales of its technology-based learning products and related proprietary and licensed content. Revenue is recognized when products are shipped and title passes to the customer, provided that there is evidence of a commercial arrangement, delivery has occurred, there is a fixed or determinable fee and collection is reasonably assured. The Company sells App Center cards to retailers and directly to end customers, which are redeemable on its App Center for content downloads. The Company records proceeds from the initial sale of the card to deferred revenue, which are then recognized into revenue when the right to download content is granted to the customer upon redemption of the card. For content purchased by the customer with a personal credit card directly through the Company’s App Center, the Company recognizes revenue when the right to download content is granted. Amounts billed to customers for shipping and handling costs are recognized as revenue. Costs incurred to ship merchandise from warehouse facilities are recorded in cost of sales.

Net sales consist of gross sales less negotiated price allowances based primarily on volume purchasing levels, estimated sales returns, allowances for defective products, promotional markdowns, chargebacks and price changes, and cooperative promotional arrangements. Correspondingly, these allowances are recorded as reductions of gross accounts receivable.

Allowances for Doubtful Accounts, Sales Returns, Defective Products and Promotions

The Company reduces gross accounts receivable by an allowance for amounts it believes may become uncollectible. This allowance is an estimate based primarily on management’s evaluation of the customer’s financial condition in the context of current economic conditions, past collection history and aging of the accounts receivable balances. The provision for uncollectible accounts is included in selling, general and administrative (“SG&A”) expense in the statements of operations. Accounts receivable are written off once the balance is deemed to be uncollectible.

The Company also provides estimated allowances against revenue and accounts receivable for sales returns, defective products, promotional markdowns, chargebacks and price changes, and cooperative promotional arrangements in the same period that the related revenue is recorded. The allowances are estimated utilizing historical information, maximum known exposures and other available information including current retailer inventory levels, sell-through of its retailers and distributors, current trends in retail for its products, changes in customer demand for its products and other related factors.

Accounts receivable are reported on the balance sheet net of all provided allowances.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market funds with original maturities of three months or less.

Fair Value of Financial Instruments

Fair values of the Company’s financial instruments, consisting of short-term money market funds, reflect the estimates of exit price, or the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.

Inventory Valuation

Inventories are stated at the lower of cost or market value, on a first-in, first-out basis. The Company records inventory costs on the balance sheet based on third-party contract manufacturer invoices, which include the contract manufacturers’ costs for materials, labor and manufacturing overhead related to its products. Inventory valuation primarily requires estimation of slow-moving, obsolete or excess products. The Company’s estimate of write-downs for slow-moving, excess and obsolete inventories is based on management’s review of on-hand inventories compared to their estimated future usage, product demand forecast, anticipated product selling prices, the expected product lifecycle, and products planned for discontinuation. If actual future usage, demand for the Company’s products and anticipated product selling prices were less favorable than those projected by management, additional inventory write-downs would be required, resulting in a negative impact on gross margin.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The Company monitors the estimates of inventory write-downs on a quarterly basis. When considered necessary, the Company makes adjustments to reduce inventory to its net realizable value with corresponding increases to cost of sales.

Capitalized Product Costs

The Company capitalizes certain external costs related to the development of content for its learning products, including design, artwork, animation, layout, editing, voice, audio and apps included in the learning products. Such costs are capitalized once the technological feasibility of the product is established and costs are determined to be recoverable. Amortization of these costs is included in cost of sales and begins when the products are initially released for sale and generally continues over a two-year life using the straight-line method. The Company evaluates the future recoverability of capitalized amounts periodically and recognizes write-downs of these amounts in cost of sales as needed. Capitalized content costs that are cancelled, abandoned or otherwise deemed impaired are charged to cost of sales in the period of cancellation.

The Company also capitalizes external website development costs (“website costs”), which primarily include third-party costs related to developing applications that are an integral component of certain products the Company markets, costs incurred to develop or acquire and customize code for web applications, costs to develop HTML web pages or develop templates, and costs to create initial graphics for the website that included the design or layout of each page. Website costs are generally amortized on a straight-line basis over two years. The Company evaluates the future recoverability of capitalized website costs periodically and if an impairment loss is considered to have occurred during the period, accelerates the amortization and records it in depreciation and amortization in the statement of operations in the same period.

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

Goodwill

The Company reviews its goodwill for impairment at least annually as of December 31, and between annual tests if events occur or circumstances change that warrant a review.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under this guidance, if an entity determines, after assessing such qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the qualitative assessment concludes that it is probable that there is impairment, then a quantitative assessment must be performed. The Company early adopted this guidance for its December 31, 2011 annual goodwill impairment test.

The Company’s qualitative assessment includes consideration of relevant events and circumstances that may impact the carrying amount of the reporting unit to which goodwill is allocated. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgment and assumptions. Relevant events and circumstances identified include, but are not limited to: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, LeapFrog-specific events and share price trends. Additional judgment is required to determine relative importance and impact of each factor.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Application of the two-step goodwill impairment test, if determined necessary, requires significant judgment, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, determination of the fair value of each reporting unit, and projections of future net cash flows, which are inherently uncertain. The fair value of each reporting unit is estimated using a combination of a market approach and a discounted cash flow methodology. The market approach requires considerable judgment in selecting comparable companies and estimating the multiples of revenue implied by their market values. The discounted cash flow methodology requires management to exercise judgment in selecting an appropriate discount rate and to make numerous assumptions in order to develop future business and financial forecasts and the related estimates of future net cash flows. Future net cash flows depend primarily on future sales of the Company’s products, which are inherently difficult to predict. This is especially true when a significant portion of the Company’s future net sales is expected to be generated by both mature products as well as products introduced in 2012 or planned to be introduced in 2013.

Research and Development Costs

Internal and external research and development costs incurred before a project reaches technological feasibility are expensed as incurred. External costs incurred after a project reaches technological feasibility are capitalized. Capitalized costs are amortized into cost of sales when the product is released to the market, generally over two years using the straight-line method. Capitalized research and development costs are periodically reviewed for future recoverability. Impairment losses are charged to cost of sales in the period in which they occur.

Advertising Expense

Production costs of commercials and programming are expensed when the production is first aired. The Company’s direct costs of advertising, in-store displays and promotion programs are expensed as incurred.

Under arrangements with certain of its customers, the Company reduces the net selling price of its products as an incentive (sales allowance) for the customers to independently promote LeapFrog products for resale. If the benefits LeapFrog receives from the customer in these cooperative sales or advertising arrangements are not specifically identifiable, the Company recognizes the costs as a direct reduction of revenue earned from the customer during the period, with a corresponding reduction in accounts receivable. In those cases where the benefits received from the customer are sufficiently separable and can be specifically identified, these costs are included as advertising expense during the fiscal period in which the promotions are run.

Royalty Expense

The Company licenses certain of its content from third parties under exclusive and nonexclusive agreements, which permit the Company to utilize characters, stories, music, illustrations and trade names throughout specified geographic territories. Royalty payments are typically calculated as a percentage of the unit product selling price. Royalty expense is recorded when products are shipped to a customer or upon delivery of content via the App Center, and it is reported under cost of sales in the statements of operations.

Derivative Financial Instruments

The Company transacts business in various foreign currencies, primarily in the British Pound, Canadian Dollar, Euro and Mexican Peso. As a safeguard against financial exposure from potential adverse changes in currency exchange rates, the Company engages in a foreign exchange hedging program. The program utilizes foreign exchange forward contracts that generally settle within 30 days to enter into fair value hedges of foreign currency exposures of underlying non-functional currency assets and liabilities that are subject to remeasurement. The exposures are generated primarily through intercompany sales in foreign currencies and through U.S. Dollar-denominated sales by the Company’s foreign affiliates. The hedging program is designed to reduce, but does not always eliminate, the impact of the remeasurement of balance sheet items due to movements of currency exchange rates.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

LeapFrog does not use forward exchange hedging contracts for speculative or trading purposes. All forward contracts are carried on the balance sheet at fair value as assets or liabilities. The estimated fair values of forward contracts are based on quoted market prices for similar assets and liabilities. The corresponding gains and losses are recognized immediately in earnings as an offset to the changes in fair value of the assets or liabilities being hedged. These gains and losses are included in other income (expense) in the statements of operations.

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

Valuation allowances are provided when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Determination of whether or not a valuation allowance is warranted requires consideration of all available evidence, positive and negative, including prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. In the event the Company was to determine that LeapFrog would be able to realize its deferred income tax assets in the future in excess of their net carrying amount, the Company would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

The Company considers the undistributed earnings of its foreign subsidiaries as of December 31, 2012 to be indefinitely reinvested, and accordingly no deferred income tax has been provided thereon. The Company has not, nor does it anticipate the need to, repatriate the funds to the United States (“U.S.”) to satisfy domestic liquidity needs arising in the ordinary course of business.

The Company records uncertain tax positions that have been taken on a tax return using a two-step process whereby 1) the Company determines whether the tax positions will be sustained based on its technical merits and 2) those tax positions meet the more-likely-than-not recognition threshold. The Company recognizes the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with the related tax authority and establishes a reserve against any portion of the tax benefit not meeting the recognition threshold. The Company records potential interest and penalties on uncertain tax positions as a component of income tax expense.

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

Stock-based Compensation

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Pursuant to the Company’s Amended and Restated 2011 Equity and Incentive Plan (“2011 EIP”), Amended and Restated 2002 Equity Incentive Plan (“2002 EIP”) and its 2002 Non-Employee Directors’ Stock Award Plan (“NEDSAP”), the Company issues stock options and restricted stock units (“RSUs”) to its employees, directors and occasionally to non-employee service providers, to purchase shares of the Company’s Class A common stock. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally four years) using the straight-line method. The Company also has an employee stock purchase plan (“ESPP”), the Amended and Restated 2002 Employee Stock Purchase Plan.

The Company’s management reviews and updates its estimates of the variables used to calculate grant-date fair values of the awards and adjusts its valuation model as necessary.

Comprehensive Income

Comprehensive income is comprised of the Company’s net income, gains and losses on the translation of foreign currency denominated financial statements and temporary gains and non-credit losses on investments.

Net Income per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of Class A and Class B common stock (“common shares”) outstanding during the reporting period. Diluted earnings per share is computed by dividing net income by the combination of dilutive common share equivalents, which comprises of common shares issued and outstanding under the Company’s stock-based compensation plans, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include in-the-money common share equivalents; whether common share equivalents are “in-the-money” is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when the option is exercised are assumed to be used to repurchase shares in the current period.

3.	Fair Value of Financial Instruments and Investments

Fair value is defined by authoritative guidance as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

•	Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. As of December 31, 2012, the Company’s Level 1 assets consist of money market funds. These assets are considered highly liquid and are stated at cost, which approximates market value.

•	Level 2 includes financial instruments for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument. Such inputs could be quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transactions (less-active markets), or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data, including market interest rate curves, referenced credit spreads and prepayment rates.

The Company’s Level 2 assets and liabilities consist of outstanding foreign exchange forward contracts used to hedge its exposure to certain foreign currencies, including the British Pound, Canadian Dollar, Euro, and Mexican Peso. The Company’s outstanding foreign exchange forward contracts, all with maturities of approximately one month, had notional values of $53,577 and $21,299 at December 31, 2012 and 2011, respectively. The fair market values of these instruments, based on quoted prices, as of the same periods were $(255) and $40, on a net basis, respectively. The fair value of these contracts was recorded in accrued liabilities for December 31, 2012 and in prepaid expenses and other current assets for December 31, 2011.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

•	Level 3 includes financial instruments for which fair value is derived from valuation techniques, including pricing models and discounted cash flow models, in which one or more significant inputs, including the Company’s own assumptions, are unobservable.

The Company did not hold any Level 3 assets as of December 31, 2012. As of December 31, 2011, the Company’s Level 3 assets consisted of investments in auction rate securities (“ARS”), for which the Company engaged a third-party valuation firm to assist in the estimation of the fair value using a discounted cash flow approach.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012:
Financial Assets:
Money market funds	$85,003	$85,003	$-	$-
Financial Liabilities:
Forward currency contracts	$(255)	$-	$(255)	$-
December 31, 2011:
Financial Assets:
Money market funds	$45,000	$45,000	$-	$-
Forward currency contracts	40	-	40	-
Long-term investments	2,681	-	-	2,681
Total financial assets	$47,721	$45,000	$40	$2,681

During the year ended December 31, 2012, the Company divested its remaining ARS investments for $2,500, resulting in a loss of $181 recorded in other income (expense) in the consolidated statement of operations during the period then ended. The Company also transferred the temporary gain related to ARS valuation of $241, previously recorded as other comprehensive income in stockholders’ equity, to other income (expense) in the consolidated statement of operations. In addition, the Company transferred the associated income tax of $151, previously recorded as other comprehensive loss in stockholders’ equity, to the provision for income taxes in the consolidated statement of operations.

4.	Inventories

The Company’s inventories, stated on a first-in, first-out basis at the lower of cost or market as of December 31, 2012 and 2011, were as follows:

	December 31,
	2012	2011
Raw materials	$1,243	$3,444
Finished goods	39,068	30,844
Total	$40,311	$34,288

During 2012, 2011 and 2010, the Company recorded net sales of inventory written down in the previous year resulting in a benefit to gross margin of $1,814, $547 and $1,997, respectively.

5.	Property and Equipment

As of December 31, 2012 and 2011, property and equipment consisted of the following:

	December 31,
	2012	2011
Tooling, cards, dies and plates	$20,668	$18,769
Computers and software	57,482	45,280
Equipment, furniture and fixtures	3,996	3,663
Leasehold improvements	4,418	4,296
	86,564	72,008
Less: accumulated depreciation	(62,841)	(54,127)
Total	$23,723	$17,881

Depreciation expense for tooling cards, dies and plates is charged to cost of sales in the statement of operations as the expense relates directly to the product manufacturing process. The expense charged to cost of sales was $2,870, $2,277 and $2,238 for the years ended December 31, 2012, 2011 and 2010, respectively.

Depreciation expense related to the remainder of property and equipment included in depreciation and amortization expense in the statements of operations was $7,619, $6,555 and $6,401 for the years ended December 31, 2012, 2011 and 2010, respectively.

6.	Capitalized Product Costs

The Company’s capitalized product costs include external costs related to the development of content for its learning products and external website development costs for its website. The Company’s capitalized product costs as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Content costs	$43,626	$36,759
Website development costs	7,895	9,835
Less: accumulated amortization	(39,412)	(34,083)
Total	$12,109	$12,511

Amortization expense related to content development is charged to cost of sales in the statement of operations and totaled $7,585, $6,557 and $6,916 for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense related to website development is included in depreciation and amortization expense and totaled $1,610, $2,238 and $2,434 for the years ended December 31, 2012, 2011 and 2010, respectively.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The Company performs a periodic impairment evaluation of capitalized product development costs. The Company’s evaluation in 2012, 2011 and 2010 identified capitalized costs related to platforms that were in the process of being discontinued or non-performing titles. Accordingly, the Company accelerated the amortization of these costs, resulting in an increase in cost of sales in the U.S. segment of $161, $347 and $720 in 2012, 2011 and 2010, respectively. In addition, the Company wrote off website development costs of $2,696 in 2012.

7.	Goodwill

The Company’s goodwill is related to its 1997 acquisition of substantially all the assets and business of its predecessor, LeapFrog RBT, and its 1998 acquisition of substantially all the assets of Explore Technologies. All of its goodwill is allocated to the Company’s U.S. segment.

The Company performed the qualitative assessment for impairment as of December 31, 2012 and 2011 and concluded that its goodwill balance of $19,549 had not been impaired.

8.	Other Intangible Assets

The Company’s other intangible assets as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Intellectual property, license agreements and other intangibles	$16,755	$16,755
Less: accumulated amortization	(15,805)	(13,405)
Total	$950	$3,350

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

Amortization expense of other intangible assets is included in depreciation and amortization expense in the statement of operations and totaled $2,400, $2,368 and $2,348 for the years ended December 31, 2012, 2011 and 2010, respectively.

The estimated future amortization expense of the Company’s intangible assets other than goodwill as of December 31, 2012 is $900 in 2013 and $50 in 2014.

9.	Accrued Liabilities

The Company’s accrued liabilities as of December 31, 2012 and 2011 were as follows:

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

	December 31,
	2012	2011
Employee-related expenses	$22,796	$14,380
Advertising and promotion	10,613	10,993
Royalties payable	8,385	7,894
Manufacturing and warehousing	1,675	2,385
Marketing, consulting and web-related	2,904	2,346
Other	4,980	4,546
Total	$51,353	$42,544

Employee-related expense accruals increased primarily due to greater achievement against Company performance targets set as a part of the Company’s employee bonus programs for 2012 as compared to 2011.

10.	Income Taxes

The Company’s income before taxes included the following components:

	Years Ended December 31,
	2012	2011	2010
United States	$58,375	$15,430	$3,367
Foreign	3,573	3,335	2,608
Total	$61,948	$18,765	$5,975

The components of the provision for (benefit from) income taxes were as follows:

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$4	$4	$(79)
State	140	40	(88)
Foreign	(5,054)	(1,734)	404
Total current	(4,910)	(1,690)	237
Deferred:
Federal	(19,796)	314	314
State	(1,278)	6	29
Foreign	1,480	233	450
Total deferred	(19,594)	553	793
Grand total	$(24,504)	$(1,137)	$1,030

The differences between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% were as follows:

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Income tax provision at the statutory rate	$21,682	$6,568	$2,091
State income taxes	2,946	818	1,160
Foreign tax rate differential	(265)	(327)	(265)
Interest and penalties	276	446	285
Nondeductible items	866	542	110
Release of unrecognized tax benefit	(6,412)	(2,917)	(453)
Change in valuation allowance	(43,638)	(6,680)	(2,245)
Other	41	413	347
Income tax (benefit) provision	$(24,504)	$(1,137)	$1,030

State income tax expense included interest and penalties of $0 for 2012, 2011 and 2010. The tax benefit for 2012 includes a $6,412 benefit from the recognition of previously unrecognized tax benefits, including $2,045 of accrued interest and penalties, due to expiring statute of limitations. The tax benefit for 2011 includes a $2,917 benefit from the recognition of previously unrecognized tax benefits, including $961 of accrued interest and penalties, due to expiring statute of limitations. The recognition of these benefits decreased other long-term liabilities. The Company realized $23,298, $8,753 and $1,988 of previously unrecognized income tax benefit attributable to domestic net operating loss and tax credit carryforwards for 2012, 2011 and 2010, respectively. Based on a more-likely-than-not determination of future projected taxable income, a portion of the Company’s domestic deferred tax assets was deemed to be realizable in the future. Accordingly, based on projected future earnings, a deferred tax valuation allowance release of $21,614 was recorded as an income tax benefit in 2012. This benefit was offset by a non-cash valuation allowance of $1,274 recorded against the deferred tax assets of its subsidiary in Mexico as the Company determined, at the required more-likely-than-not level of certainty, that its subsidiary in Mexico will not generate sufficient future taxable income to realize the benefit of its deferred tax assets. The change in the Company’s domestic and foreign valuation allowance balances resulted in a net $20,340 income tax benefit for the year.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $13,139 at December 31, 2012. The earnings are considered to be permanently reinvested and, accordingly, no deferred U.S. income tax has been provided thereon. Repatriation of the Company’s foreign earnings in its entirety would result in a U.S. tax liability of approximately $4,927. In the event all foreign undistributed earnings were remitted to the U.S., any incremental tax liability would be fully offset by the Company’s domestic net operating loss.

Deferred income taxes reflect the impact of “temporary differences” between asset and liability amounts for financial reporting purposes and such amounts as determined based on existing tax laws. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
Deferred tax assets:
NOL and credits carryover	$67,576	$91,221
Inventory and other reserves	5,670	7,058
Depreciation and amortization	3,968	3,599
Other	15,755	16,378
Gross deferred tax assets	92,969	118,256
Less: valuation allowance	(70,385)	(115,948)
Net deferred tax assets	$22,584	$2,308
Deferred tax liabilities:
Goodwill	$3,759	$3,542
Total deferred tax liabilities	$3,759	$3,542

Starting in 2006, the Company recorded a non-cash charge to establish a valuation allowance against all of its gross domestic deferred tax assets. The valuation allowance in both 2012 and 2011 includes $8,503 related to excess tax benefits of stock option deductions prior to the adoption of the authoritative guidance regarding stock-based compensation. The benefits will increase additional paid-in capital when realized. The valuation allowance was reduced in the current year by $23,298 due to the utilization of federal and state net operating loss and tax credit balances and by $1,925 due to certain provisions to return true-ups relating to 2011.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

During 2012, after considering the relative impact of all evidence, positive and negative, the Company determined, at the required more-likely-than-not level of certainty, that a portion of its domestic deferred tax assets will be realized. Due to the high seasonality of its business with a significant portion of its annual income earned late in the year, this determination was made at the end of the fourth quarter after the critical holiday season had passed and actual results for the year were known. Although the Company believes profitability will continue in the near term and add to its three-year cumulative profit position, based on the duration and severity of losses in prior years, rapidly changing consumer demands, increasing pace of technological innovation, significant product, retailer and seasonal revenue concentrations, transition at the highest levels of its management, and unproven new product pipeline, the Company could not project future earnings beyond 2013, at a more-likely-than-not level of certainty, to support an assertion that its domestic operations will generate sufficient taxable income to realize all of its deferred tax assets. Accordingly, based on projected future earnings, a portion of the Company’s deferred tax valuation allowance was released and recorded as an income tax benefit for the year. Also in 2012, the Company determined, at the required more-likely-than-not level of certainty, that its subsidiary in Mexico will not generate sufficient future taxable income to realize the benefit of its deferred tax assets. Accordingly, a non-cash valuation allowance was recorded against the deferred tax assets of its subsidiary in Mexico. As such, a net valuation allowance release of $20,340 was recorded in the current year. As of December 31, 2012, the Company has maintained a valuation allowance of $70,385 against its deferred tax assets related to various federal, state and foreign net operating loss carryforwards, tax credits, and loss carryforwards that are capital in nature. The Company will continue to evaluate all evidence in future periods to determine if further release of its valuation allowance is warranted.

The majority of the Company’s domestic deferred tax assets generally have 10 to 20 years until expiration or indefinite lives. As of December 31, 2012, the Company had federal net operating loss carryforwards of $140,436 which will expire between 2024 through 2029. State net operating loss carryforwards totaled $178,504 as of December 31, 2012 and will expire in years 2013 through 2029. Section 382 of the Internal Revenue Code limits net operating loss carryforwards when an ownership change of more than fifty percent of the value of the stock in a loss corporation occurs within a three-year period. Sales of the Company’s common stock could, under some circumstances, result in the occurrence of such a change in control and a limitation on the Company’s future ability to use these carryforwards. The Company had $7,996 of cumulative excess tax benefits from stock option deductions generated subsequent to the adoption of the authoritative guidance regarding stock-based compensation, which are not included in the net operating loss carryforward amounts above since they have not met the required realization criteria. The Company considers stock option deduction benefits in excess of book compensation charges realized when it obtains an incremental benefit determined by the “with and without” calculation method, under which excess tax benefits related to stock-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company. When realized, these benefits will increase additional paid-in capital.

As of December 31, 2012, the Company also had federal and California research and development credit carryforwards of $3,992 and $8,194, respectively. The federal research carryforwards will begin to expire in 2023, while the California research credits can be carried forward indefinitely. In addition, the Company has $3,667 in federal foreign tax credits that will begin expiring in 2017.

The changes in the balance of gross unrecognized tax benefits, during the years ended December 31, 2012, 2011 and 2010 were as follows:

	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$19,493	$21,608	$22,080
Gross increase - tax positions taken during a prior period	107	65	310
Gross decrease - tax positions taken during a prior period	(41)	(223)	(996)
Increases due to tax positions taken during the current period	-	-	440
Decreases in the unrecognized tax benefits relating to statute of limitations expiration	(4,367)	(1,957)	(226)
Balance at end of year	$15,192	$19,493	$21,608

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Of the gross unrecognized tax benefits at December 31, 2012, 2011 and 2010, $819, $5,187 and $7,226, respectively, are foreign tax positions and would affect the Company’s effective tax rate if recognized. However, an additional $14,309, $14,306 and $14,382, respectively, of domestic tax benefit would impact the Company’s effective rate if recognized, provided the valuation allowance currently established against the Company’s domestic deferred tax assets were to reverse in full.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the years ended December 31, 2012, 2011 and 2010 included interest and penalties of $276, $446 and $285, respectively. As of December 31, 2012 and 2011, the Company had approximately $625 and $2,373, respectively, of accrued interest and penalties related to uncertain tax positions.

The Company is subject to examination for tax years 2000 and forward. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $296, excluding potential interest and penalties, related to its foreign operations over the course of the next twelve months due to expiring statutes of limitations, which could be recognized as a tax benefit and affect the effective tax rate.

Open and Resolved Tax Matters

The Company files income tax returns in the U.S. federal, various state and foreign jurisdictions. The Company has substantially concluded all U.S. federal and state income tax matters through 1999.

The state of California has notified the Company of a pending examination related to its research and development credits claimed for the tax years 2002 and 2003; however, the Company has not been notified when the audit will commence. In 2011, the Company was notified by the tax authority in Mexico of an income tax audit for the 2009 tax year. Also in 2011, the Government of Ontario, Canada notified the Company of an income tax examination for the 2007 and 2008 tax years. Both of these foreign audits concluded in 2012 with no material effect. In 2012, the Company was notified by the tax authority in Mexico of an income tax audit for the 2010 tax year. The outcome of this foreign audit is not yet determinable.

With respect to the open matters, the outcomes are not yet determinable. However, management does not anticipate that any adjustments would result in a material change to the Company’s results of operations, financial conditions or liquidity.

11.	Borrowings under Credit Agreements

On August 13, 2009, the Company, certain financial institutions and Bank of America, N.A., entered into an amended and restated loan and security agreement for an up-to-$75,000 asset-based revolving credit facility (the “revolving credit facility”). The Company has granted a security interest in substantially all of its assets to the lenders as security for its obligations under the revolving credit facility. Provided there is no default under the revolving credit facility, the Company may elect, without the consent of any of the lenders, to increase the size of the revolving credit facility up to an aggregate of $150,000.

The borrowing availability varies according to the levels of the Company’s accounts receivable and cash and investment securities deposited in secured accounts with the lenders. Subject to the level of this borrowing base, the Company may make and repay borrowings from time to time until the maturity of the revolving credit facility. The interest rate is, at the Company’s election, Bank of America, N.A.’s prime rate (or base rate) or a LIBOR rate defined in the revolving credit facility, plus, in each case, an applicable margin. The applicable margin for a loan depends on the average daily availability for the most recent fiscal quarter and the type of loan.

On May 1, 2012, the Company entered into an amendment to the revolving credit facility that, among other things: (i) reduced the lenders’ commitment under the revolving credit facility to $50,000 during the seasonal period of January through August of each year, (ii) extended the maturity date from August 13, 2013 to May 1, 2017, (iii) lowered the borrowing availability levels at lower applicable interest rate margins, (iv) reduced the applicable interest rate margins to a range of 1.50% to 2.00% above the applicable LIBOR rate for LIBOR rate loans, depending on the Company’s borrowing availability, (v) reduced the ratio of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), to fixed charges (the “Fixed Charge Coverage Ratio”) to 1.0:1.0 from 1.1:1.0 and changed the applicable periods when such ratio is to be maintained, and (vi) permitted additional dividends, stock repurchases and acquisitions upon compliance with certain Fixed Charge Coverage Ratio and availability requirements.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The revolving credit facility contains customary events of default including for: payment failures; failure to comply with covenants; failure to satisfy other obligations under the revolving credit facility or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; change-in-control provisions; and the invalidity of guaranty or security agreements. If any event of default occurs, the lenders may terminate their respective commitments, declare immediately due all borrowings under the revolving credit facility and foreclose on the collateral. A cross-default provision applies if a default occurs on other indebtedness in excess of $5,000 and the applicable grace period in respect of the indebtedness has expired, such that the lender of, or trustee for, the defaulted indebtedness has the right to accelerate. The Company is also required to maintain a Fixed Charge Coverage Ratio, during a trigger period as defined under the revolving credit facility when certain borrowing availability thresholds are not met.

Borrowing availability under the revolving credit facility was $75,000 as of December 31, 2012. The Company did not borrow any amount against the revolving credit facility during the year and had no borrowings outstanding under the revolving credit facility at December 31, 2012.

12.	Employee Benefit Plan

LeapFrog sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan allows employees to defer up to 100% of their eligible compensation, not to exceed the Internal Revenue Service (the “IRS”) maximum contribution limit. The Company provides a matching opportunity of 100% of eligible contributions up to a maximum of $3.5 per year per employee, which vests over three years. For the year ended December 31, 2012, the Company recorded total compensation expense of $1,189 related to the defined contribution plan. The Company suspended its matching program from 2010 through 2011 and therefore did not incur any related compensation expense in those years.

13.	Stock-based Compensation

Stock-based Compensation Arrangements

In 2011, the Company adopted the 2011 EIP, which replaced the 2002 EIP in advance of its expiration as the sole plan for providing stock-based incentive compensation to eligible employees and consultants.

On the effective date of the 2011 EIP, a total of 6,000 newly approved shares of Class A common stock became available for grant under the 2011 EIP and any shares remaining available for new grants under the 2002 EIP on the effective date of the 2011 EIP became available for issuance under the 2011 EIP. In addition, any shares subject to outstanding stock awards granted under the 2002 EIP that expired or terminated for any reason prior to exercise or settlement, were forfeited because of the failure to meet a contingency or condition required to vest such shares, or were reacquired or withheld by the Company to satisfy a tax withholding obligation or as consideration for the exercise of a stock option became available for issuance pursuant to awards granted under the 2011 EIP. All outstanding stock awards granted under the 2002 EIP continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2002 EIP. On June 5, 2012, the 2011 EIP was amended.

The Company used its NEDSAP as its primary plan to issue stock-based incentive compensation to the Company’s non-employee directors until 2012. Upon depletion of the share reserve in June 2012, the NEDSAP was suspended and no new equity awards were granted thereunder. The board of directors resolved that all future equity awards to members of the board of directors would be made under the Company’s 2011 EIP.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The Company is authorized to issue up to a total of 33,950 shares of Class A common stock for any of the types of awards authorized under the 2011 EIP, 2002 EIP or NEDSAP. The Company also has an ESPP under which it is authorized to issue up to 2,000 shares. At December 31, 2012, the remaining availability for future grants was 9,335 for stock-based awards and 1,146 for the ESPP.

Valuation of Stock-based Compensation

The Company calculates employee stock-based compensation expense based on those awards ultimately expected to vest and reduces compensation expense as necessary for estimated forfeitures. Stock-based compensation expense is recorded as a non-cash charge to employee compensation expense with a corresponding credit to additional paid-in capital.

Stock Options

Stock-based compensation expense is calculated based on the fair value of each award on the grant date. In general, the fair value for stock option grants with only a service condition is estimated using the Black-Scholes option pricing model.

The assumptions underlying the calculation of grant-date fair value of the stock options using the Black-Scholes option pricing model comprise:

•	Volatility: Expected stock price volatility is based on the Company’s historical stock prices over the most recent period commensurate with the estimated expected term of the stock options.

•	Risk-Free Interest Rate: The risk-free interest rate is based on the yield of the treasury security at grant date with a maturity closest to the expected term of the stock option.

•	Expected Term: The expected life of the options represents the period of time the options are expected to be outstanding.

•	Expected Dividend: The dividend yield is zero as the Company does not expect to pay dividends.

•	Annual Forfeiture Rate: When estimating pre-vesting forfeitures, the Company considers voluntary termination behavior as well as potential future workforce reduction programs. Through August 2010, the Company reflected the impact of forfeitures for stock options in expense only when they actually occurred based on analyses showing that the majority of all stock options vested on a monthly basis. Beginning September 2010, based on a shift in granting practice toward more options with longer vesting periods, the Company applied a forfeiture rate of 11% based on historical experience. Effective January 2012, the Company updated the forfeiture rate to 14.6%.

The assumptions used in the Black-Scholes option valuation model and the weighted-average grant-date fair value per share for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Years Ended December 31,
	2012	2011	2010
Estimate of fair value for total awards using Black-Scholes	$11,711	$4,075	$2,169
Expected term (years)	4.49	4.86	5.64
Volatility	74.3%	58.5%	56.5%
Risk-free interest rate	0.7%	1.7%	2.3%
Expected dividend yield	-%	-%	-%

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

RSUs

RSUs are payable in shares of the Company’s Class A common stock. The fair value of these stock-based awards is equal to the closing market price of the Company’s stock on the date of grant. The grant-date fair value is recognized on a straight-line basis in compensation expense over the vesting period of these stock-based awards, which is generally four years.

With regard to RSUs, a forfeiture assumption of approximately 23.38% is currently being used, reflecting historical and expected future forfeiture rate.

Stock-based compensation expense related to RSUs is calculated based on the market price of the Company’s common stock on the grant date. The total market value of RSUs granted in 2012, 2011 and 2010, as measured on the grant date, was $8,006, $2,750 and $7,989, respectively.

ESPP

Effective September 1, 2011, the Company increased the discount from the fair market value of the Company’s common stock offered to participants from 5% to 15%, which resulted in stock-based compensation expense due to departure from the IRS safe harbor. Stock-based compensation expense related to the ESPP is estimated using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Expected term (years)	0.5	0.5
Volatility	44.2% - 59.8%	44.2%
Risk-free interest rate	0.05% - 0.14%	0.05%
Expected dividend yield	-%	-%

Impact of Stock-based Compensation

The following table summarizes stock-based compensation expense charged to SG&A and research and development (“R&D”) expense for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011		2010
SG&A:
Stock options	$3,018	$1,912	*	$2,723
RSUs	2,782	2,876		2,164
ESPP	370	89		-
Total SG&A	6,170	4,877		4,887
R&D:
Stock options	513	434		741
RSUs	308	251		544
Total R&D	821	685		1,285
Total expense	$6,991	$5,562		$6,172

*	Amount includes the reversal of $950 in stock option compensation expense in connection with the departure of certain senior-level employees including the former Chief Executive Officer.

Stock Plan Activity

Stock Options

The activity in the Company’s stock option plan for the years ended December 31, 2012, 2011 and 2010 was as follows:

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

	Number of Shares	Weighted-Average Exercise Price	Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2009	8,003	$3.97	8.23	$258
Grants	763	$5.36
Exercises	(583)	$3.13
Retired or forfeited	(1,929)	$3.95
Outstanding at December 31, 2010	6,254	$4.22	6.11	$9,870
Grants	1,939 *	$4.18
Exercises	(944)	$3.09
Retired or forfeited	(2,045)**	$5.24
Outstanding at December 31, 2011	5,204	$4.01	7.22	$8,817
Grants	2,307	$8.82
Exercises	(998)	$3.85
Retired or forfeited	(365)	$5.84
Outstanding at December 31, 2012	6,148	$5.74	7.42	$19,568
Vested and exercisable at December 31, 2012	3,045	$4.25	5.89	$13,446
Vested and exercisable at December 31, 2011	2,675	$3.93	5.64	$4,991

*	Amount includes 850 option shares granted to the Company's current Chief Executive Officer in connection with his hiring as an officer and employee of the Company.

**	Amount includes 264 option shares forfeited by the former Chief Executive Officer in connection with his resignation as an officer and employee of the Company.

Stock options outstanding that are expected to vest are shown net of estimated future option forfeitures. The price of a share of the Company’s Class A common stock was $8.63 and $5.59 as of December 31, 2012 and 2011, respectively. The total intrinsic value of options exercised in 2012, 2011 and 2010 was $5,608, $1,186 and $1,677, respectively. As of December 31, 2012, unrecognized compensation cost related to stock options granted under the plans totaled $11,556. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.82 years.

These options will expire if not exercised by specific dates through December 2022. During the year ended December 31, 2012, 17 stock options expired and were cancelled.

RSUs

The activity in the Company’s RSUs for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2009	521	$8.16
Grants	1,313	$6.08
Vested	(167)	$8.06
Forfeited	(136)	$6.21
Nonvested at December 31, 2010	1,531	$6.54
Grants	672 *	$4.09
Vested	(505)	$6.45
Forfeited	(514)**	$6.01
Nonvested at December 31, 2011	1,184	$5.41
Grants	933	$8.58
Vested	(692)	$5.57
Forfeited	(174)	$6.61
Nonvested at December 31, 2012	1,251	$7.51
Vested and deferred at December 31, 2012	65	$10.78
Vested and deferred at December 31, 2011	85	$10.78

*	Amount includes 150 RSUs granted to the Company's current Chief Executive Officer in connection with his hiring as an officer and employee of the Company.

**	Amount includes 78 RSUs forfeited by the former Chief Executive Officer in connection with his resignation as an officer and employee of the Company.

The total fair value of shares vested in 2012, 2011 and 2010 was $3,854, $3,255 and $1,348, respectively. As of December 31, 2012, unrecognized compensation cost related to RSUs granted under the plans totaled $7,208. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.97 years.

14.	Derivative Financial Instruments

At December 31, 2012 and 2011, the Company had outstanding foreign exchange forward contracts with notional values of $53,577 and $21,299, respectively. The gains and losses on these instruments are recorded in other income (expense) in the consolidated statements of operations. Gains and losses from foreign exchange forward contracts, net of gains and losses on the underlying transactions denominated in foreign currency, for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Years Ended December 31,
	2012	2011	2010
Losses on foreign exchange forward contracts	$(2,232)	$(2,004)*	$(204)
Gains (losses) on underlying transactions denominated
in foreign currency	666	(1,644)	(146)
Net losses	$(1,566)	$(3,648)	$(350)

*	Amount includes a $1.5 million realized loss on foreign exchange forward hedging contracts in our U.S. segment due to an operational error.

15.	Stockholders’ Equity

The Company is authorized to issue 180,000 shares of common stock at a par value of $0.0001 per share, of which 139,500 shares are designated as Class A and 40,500 shares are designated as Class B. Class A shares outstanding at December 31, 2012 and 2011 were 61,970 and 54,923, respectively. Class B shares outstanding at December 31, 2012 and 2011 were 5,715 and 11,113, respectively.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Class A stockholders are entitled to one vote per share and Class B stockholders are entitled to ten votes per share. The Class B stockholders have the right to convert their Class B shares into an equal number of Class A shares.

Beginning April 2004 and continuing through late December 2011, LeapFrog was a “controlled company” under the rules of the New York Stock Exchange (“NYSE”), as Mollusk Holdings, LLC (“Mollusk”), a related party, held more than 50% of the voting power of the Company’s outstanding shares. On December 27, 2011, Mollusk converted, on a one-to-one basis, 3,704 shares of the Company’s Class B common stock into shares of the Company’s Class A common stock. After giving effect to the conversion, Mollusk held approximately 6.7 million shares of the Company’s Class B common stock and 3.8 million shares of the Company’s Class A common stock, which together represented approximately 16.0% of the outstanding capital stock of the Company. As a result of the conversion, Mollusk’s voting power of LeapFrog’s outstanding shares decreased to approximately 42.8%; therefore, LeapFrog was no longer considered a “controlled company” under the rules of the NYSE. In addition, in 2012, 2011 and 2010, certain Class B stockholders elected to convert 5,398, 6,144 and 6,180 shares, respectively, of their Class B common stock into the same number of shares of Class A common stock at par value. These transactions had no material impact on the Company’s financial statements.

Class A and B stockholders are entitled to dividends paid in equal amounts per share on all shares of Class A and Class B common stock.

From the inception of the Company through the date of this report, no dividends have been declared or paid and management has no plans at this time to pay dividends in the foreseeable future.

In the event of liquidation, Class A and B common stockholders are equally entitled to all assets of the Company available for distribution.

16.	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share for the periods presented.

	Years Ended December 31,
	2012	2011	2010
(Numerator)
Net income	$86,452	$19,902	$4,945
(Denominator)
Weighted-average shares outstanding during period:
Class A and B - basic	67,100	65,406	64,368
Common stock equivalents	2,620	926	1,259
Class A and B - diluted	69,720	66,332	65,627
Net income per share:
Class A and B - basic	$1.29	$0.30	$0.08
Class A and B - diluted	$1.24	$0.30	$0.08

Options to purchase shares of common stock and RSUs totaling 1,472, 2,486, and 3,376 were excluded from the calculation of diluted net income per share for the years ended December 31, 2012, 2011, and 2010, respectively, as the effect would have been antidilutive.

17.	Related Party Transactions

Mollusk Holdings, LLC, an entity controlled by Lawrence J. Ellison, CEO of Oracle Corporation, is one of the Company’s largest stockholders. As of December 31, 2012, Mr. Ellison may be deemed to have or share the power to direct the voting and disposition, and therefore to have beneficial ownership, of approximately 1.3 million shares of the Company’s Class B common stock and 1.6 million shares of the Company’s Class A common stock, which represents approximately 12.5% of the combined voting power of the Company’s Class A common stock and Class B common stock.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

In 2012, 2011 and 2010, the Company purchased software products and support services totaling $2,912, $2,680 and $1,138, respectively, from Oracle Corporation on terms the Company believes are comparable to those it would obtain in an arm’s-length agreement.

18.	Concentrations of Credit Risk and Certain Other Risks

Financial instruments that subject the Company to concentrations of credit risk include cash equivalents, foreign exchange transactions and trade receivables. Cash equivalents are money market funds. Foreign exchange transactions consist primarily of short-term foreign currency transactions with highly-rated financial institutions.

LeapFrog manufactures and sells its products primarily to national and regional mass-market retailers in the U.S. Credit is extended based on an evaluation of the customers’ financial condition; generally, collateral is not required. Allowances for credit losses are provided for in the consolidated financial statements at the time of sale. Three major retailers accounted for 69% and 74% of net accounts receivable at December 31, 2012 and 2011, respectively. Should any of these three retailers experience difficulties paying their debts to LeapFrog, this could have a significant negative impact on the Company’s statement of operations and cash flows.

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

Manufacturing Vendor Concentration

LeapFrog’s manufacturing and operations strategy is designed to maximize the use of outsourced services, particularly with respect to the actual production and physical distribution of its products. The Company believes that its outsourcing strategy enhances the scalability of the manufacturing process. Since the Company does not have its own manufacturing facilities, it is dependent on close working relationships with its contract manufacturers for the supply and quality of its products and the computer chips contained in these products. LeapFrog uses contract manufacturers located in Asia, primarily in China, to manufacture its finished products. Given the highly seasonal nature of its business, any unusual delays or quality control problems could have a material adverse effect on LeapFrog’s operating results and financial condition. LeapFrog’s top three vendors supplied a total of 73%, 65% and 57% of LeapFrog’s products in 2012, 2011 and 2010, respectively. In 2011, LeapFrog’s largest individual vendor, Wynnewood Corp. Ltd., located in China, supplied 35% of LeapFrog’s products. In 2012 and 2010, WKK Technology Limited, located in China, supplied 40% and 24%, respectively, of LeapFrog’s products. The Company expects to continue to use a limited number of contract manufacturers and fabricators.

Customer Concentration

A limited number of customers historically have accounted for a substantial portion of the Company’s gross sales. For the last three fiscal years, the Company’s top three customers have been Target, Toys “R” Us and Wal-Mart. The relative percentage of gross sales to the top three customers to total Company gross sales were as follows for the years shown below:

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Gross sales:
Wal-Mart	23%	23%	21%
Toys "R" Us	18%	18%	20%
Target	13%	14%	17%
Total	54%	55%	58%

Wal-Mart, Target and Toys “R” Us accounted for 32%, 13% and 24%, respectively, of total Company net accounts receivable at December 31, 2012, as compared to 38%, 16% and 20%, respectively, at December 31, 2011.

19.	Commitments and Contingencies

Contractual Obligations and Commitments

The Company is obligated to pay certain minimum royalties in connection with license agreements to which it is a party. Royalty expense was $19,744, $13,874 and $18,625 for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company leases its facilities under operating leases that expire at various dates through 2017. Generally, these have initial lease periods of three to twelve years and contain provisions for renewal options of five years at market rates. Rent expense related to facilities for general administration and operations is charged to operating expenses in the statement of operations and totaled $2,516, $2,377 and $2,480 for the years ended December 31, 2012, 2011 and 2010, respectively. Rent expense related to warehouse facilities is charged to cost of sales in the statement of operations and totaled $1,019, $1,211 and $1,856 for the years ended December 31, 2012, 2011 and 2010, respectively.

Minimum rent commitments under all non-cancelable operating leases and minimum royalty commitments are set forth in the following table:

	Operating
Years Ended December 31,	Leases	Royalties	Total
2013	$5,439	$5,393	$10,832
2014	5,433	434	5,867
2015	3,548	1,500	5,048
2016	1,068	121	1,189
2017	167	-	167
Total	$15,655	$7,448	$23,103

The Company accounts for total rent expense under the leases on a straight-line basis over the lease terms. The Company had a deferred rent liability relating to rent escalation costs net of tenant incentives for its Emeryville, California headquarters. In December 2010, the Company early terminated its lease of one of the remaining three suites in its Emeryville, California headquarters. As a result, the Company reduced its deferred rent liability by $428 and credited against its rent expenses. At December 31, 2012 and 2011, the deferred rent liability was $1,510 and $1,843, respectively. Deferred rent is included in accrued liabilities and other long-term liabilities.

In addition, the Company had commitments to purchase inventory under normal supply arrangements totaling approximately $53,929 at December 31, 2012. The Company also had outstanding off-balance sheet commitments for outsourced manufacturing and component purchases of $3,177.

Legal Proceedings

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

The accounting policies of the segments are the same as those described in Note 2 of these Notes to the Consolidated Financial Statements.

The primary business of the two operating segments is as follows:

•	The U.S. segment is responsible for the development, design, sales and marketing of multimedia learning platform products and related content, and learning toys, sold primarily through retail and distributor channels and through the Company’s website in the U.S. In addition, beginning in late 2011, this segment began distributing third-party content through the Company’s App Center.

•	The International segment is responsible for the localization, sales and marketing of multimedia learning platform products and related content, and learning toys, originally developed for the U.S., sold primarily in retail and distributor channels outside of the U.S. In addition, beginning in late 2011, this segment began distributing, to certain territories, third-party content through the Company’s App Center.

The table below shows certain information by segment for the years ended December 31, 2012, 2011 and 2010.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Net sales:
United States	$424,816	$342,050	$344,296
International	156,472	113,090	88,268
Totals	$581,288	$455,140	$432,564
Income (loss) from operations:
United States	$28,076	$5,553	$(3,022)
International	35,990	18,144	10,827
Totals	$64,066	$23,697	$7,805
Total assets:
United States	$327,697	$262,180	$231,593
International	101,208	68,852	61,887
Totals	$428,905	$331,032	$293,480

In 2012, the United Kingdom accounted for $58,648 of LeapFrog’s consolidated net sales. In 2011 and 2010, no countries other than the U.S. accounted for 10% or more of LeapFrog’s consolidated net sales.

The table below shows the net sales of the Company’s product portfolio by segment for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	%	2011	%	2010	%
SEGMENTS	(Dollars in millions)
United States:
Multimedia learning platforms	$353.0	83%	$250.0	73%	$251.0	73%
Learning toys	68.0	16%	85.0	25%	88.9	26%
All other	3.8	1%	7.0	2%	4.4	1%
Total	$424.8	100%	$342.0	100%	$344.3	100%

International:
Multimedia learning platforms	$110.1	70%	$65.3	58%	$45.7	52%
Learning toys	45.5	29%	47.0	41%	41.6	47%
All other	0.9	1%	0.8	1%	1.0	1%
Total	$156.5	100%	$113.1	100%	$88.3	100%

CONSOLIDATED LEAPFROG
Multimedia learning platforms	$463.1	80%	$315.3	69%	$296.7	69%
Learning toys	113.5	19%	132.0	29%	130.5	30%
All other	4.7	1%	7.8	2%	5.4	1%
Total net sales	$581.3	100%	$455.1	100%	$432.6	100%

21.	Selected Quarterly Financial Information – Unaudited

Unaudited selected financial information by quarter for the years ended December 31, 2012 and 2011 is presented below:

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

	For 2012 Quarters Ended				Full Year
	March 31	June 30	September 30	December 31 (1)	2012
Net sales	$72,010	$71,480	$193,072	$244,726	$581,288
Gross profit	29,732	28,555	77,301	109,356	244,944
Total operating expenses	38,280	36,025	40,438	66,135	180,878
(Loss) income from operations	(8,548)	(7,470)	36,863	43,221	64,066
Net (loss) income	$(9,457)	$(8,110)	$41,738	$62,281	$86,452
Net (loss) income per common share:
Basic	$(0.14)	$(0.12)	$0.62	$0.92	$1.29
Diluted	$(0.14)	$(0.12)	$0.60	$0.89	$1.24

	For 2011 Quarters Ended				Full Year
	March 31	June 30	September 30	December 31	2011
Net sales	$39,678	$54,420	$150,832	$210,210	$455,140
Gross profit	11,756	18,982	61,807	93,607	186,152
Total operating expenses	33,606	32,074	36,858	59,917	162,455
(Loss) income from operations	(21,850)	(13,092)	24,949	33,690	23,697
Net (loss) income	$(22,186)	$(13,770)	$23,048	$32,810	$19,902
Net (loss) income per common share:
Basic	$(0.34)	$(0.21)	$0.35	$0.50	$0.30
Diluted	$(0.34)	$(0.21)	$0.35	$0.49	$0.30

(1)	Includes a tax benefit due to the release of valuation allowances. Refer to Note 10, "Income Taxes" for additional information.

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

Based upon the management’s evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Management evaluated and assessed our internal control over financial reporting as of December 31, 2012, the end of our fiscal year. Management, with the participation of our CEO and CFO, evaluated our internal control over financial reporting using the framework and on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

Based on management’s evaluation of our internal control over financial reporting, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited our internal control over financial reporting as of December 31, 2012, and has issued an attestation report on our internal control over financial reporting, as reflected in its attestation report appearing herein.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2013 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Annual Report on Form 10-K as our 2013 Proxy Statement, which we expect to file with the SEC no later than April 30, 2013.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing in our 2013 Proxy Statement under the following headings is incorporated herein by reference:

•	“Proposal One—Election of Directors”

•	“Board of Directors and Corporate Governance—Committees of the Board”

•	“Section 16(a) Beneficial Ownership Reporting Compliance”

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

ITEM 11. EXECUTIVE COMPENSATION

The information appearing in our 2013 Proxy Statement under the following headings is incorporated herein by reference:

•	“Director Compensation”

•	“Board of Directors and Corporate Governance—Committees of the Board—Compensation Committee” and “Compensation Committee Interlocks and Insider Participation”

•	“Executive Compensation”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2013 Proxy Statement under the following heading is incorporated herein by reference:

•	“Security Ownership of Certain Beneficial Owners and Management”

Equity Compensation Plan Information

The following table shows certain information concerning our Class A common stock reserved for issuance in connection with our 2002 EIP, 2011 EIP, NEDSAP and ESPP, as of December 31, 2012:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,399,672	$5.74	10,480,640	(1)
Equity compensation plans not approved by security holders	-	-	-
TOTAL	7,399,672	$5.74	10,480,640

(1)	Includes 1,145,853 shares reserved for issuance under our ESPP, 9,294,507 shares reserved for issuance under our 2011 EIP, and 40,280 shares reserved for issuance under our NEDSAP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in our 2013 Proxy Statement under the following headings is incorporated herein by reference:

•	“Transactions with Related Persons”

•	“Board of Directors and Corporate Governance—Independence of the Board of Directors”

•	“Board of Directors and Corporate Governance—Committees of the Board”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in our 2013 Proxy Statement under the headings “Proposal Two—Ratification of Selection of Independent Registered Public Accounting Firm—Independent Registered Public Accounting Firm Fee Information” and “Pre-Approval Procedures of Audit and Non-Audit Services by the Independent Registered Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements: The following are filed as a part of Item 8 of this Annual Report on Form 10-K:

(2)	Financial Statement Schedules: The following financial statement schedule is included as Appendix A of this Annual Report on Form 10-K:

Valuation and Qualifying Accounts and Allowances	A-1

(3)	The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAPFROG ENTERPRISES, INC.

By:	/s/ Raymond L. Arthur
Raymond L. Arthur Chief Financial Officer and Principal Financial Officer

Date:	March 11, 2013

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints John Barbour and Raymond L. Arthur, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JOHN BARBOUR	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2013
John Barbour

/s/ RAYMOND L. ARTHUR	Chief Financial Officer (Principal Financial Officer)	March 11, 2013
Raymond L. Arthur

/s/ SARAH A. MASON	Corporate Controller (Principal Accounting Officer)	March 11, 2013
Sarah A. Mason

/s/ WILLIAM B. CHIASSON	Chairman	March 11, 2013
William B. Chiasson

/s/ THOMAS J. KALINSKE	Vice Chairman and Director	March 11, 2013
Thomas J. Kalinske

/s/ PAUL T. MARINELLI	Director	March 11, 2013
Paul T. Marinelli

/s/ STANLEY E. MARON	Director	March 11, 2013
Stanley E. Maron

/s/ E. STANTON MCKEE, JR.	Director	March 11, 2013
E. Stanton McKee, Jr.

/s/ THEODORE R. MITCHELL	Director	March 11, 2013
Theodore R. Mitchell

/s/ RANDY O. RISSMAN	Director	March 11, 2013
Randy O. Rissman

/s/ CADEN C. WANG	Director	March 11, 2013
Caden C. Wang

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-86898	3.03	7/22/2002

3.02	Amended and Restated Bylaws	8-K	001-31396	3.01	11/20/2012

4.01	Form of Specimen Class A Common Stock Certificate	10-Q	001-31396	4.01	11/3/2011

4.02	Fourth Amended and Restated Stockholders Agreement, dated as of May 30, 2003, by and among LeapFrog Enterprises, Inc. and the other persons named therein	10-Q	001-31396	4.02	8/12/2003

10.01	Form of Indemnification Agreement entered into by LeapFrog Enterprises, Inc. with certain of its directors and executive officers	10-Q	001-31396	10.01	5/4/2007

10.02	Net Lease, dated November 14, 2000, between Hollis Street Investors, L.L.C. and LeapFrog Enterprises, Inc., as amended	S-1	333-86898	10.02	4/24/2002

10.03	Fifth Amendment to Lease, dated March 7, 2005, by and between Hollis Street Investors, L.L.C. and LeapFrog Enterprises, Inc.	10-K	001-31396	10.03	3/29/2005

10.04	Sixth Amendment to Lease, dated March 22, 2006, by and between Hollis Street Investors, L.L.C. and LeapFrog Enterprises, Inc.	10-Q	001-31396	10.42	5/9/2006

10.05	Seventh Amendment to Lease, dated December 6, 2010, by and between Hollis Street Investors, L.L.C. and LeapFrog Enterprises, Inc.	10-K	001-31396	10.05	2/29/2012

10.06	Industrial Lease - Net by and between SP Kaiser Gateway I, LLC and LeapFrog Enterprises, Inc. dated March 31, 2004	10-Q	001-31396	10.29	5/10/2004

10.07	Amendment No. 1 to Industrial Lease - Net by and between Campbell Hawaii Investor LLC, and LeapFrog Enterprises, Inc. dated as of March 29, 2010	10-K	001-31396	10.05	2/22/2011

10.08*	Amended and Restated 2002 Employee Stock Purchase Plan	10-Q	001-31396	10.05	8/4/2011

10.09*	Amended and Restated 2002 Equity Incentive Plan	10-Q	001-31396	10.01	7/28/2010

10.10*	Form of Stock Option Agreement under the 2002 Equity Incentive Plan	10-Q	001-31396	10.01	11/9/2007

10.11*	Form of Restricted Stock Unit Award Agreement under the 2002 Equity Incentive Plan	10-Q	001-31396	10.02	11/9/2007

10.12*	Amended and Restated 2002 Non-Employee Directors' Stock Award Plan	10-Q	001-31396	10.04	8/4/2011

10.13*	Form of Stock Option Agreement (Nonstatutory Stock Option) under the 2002 Non-Employee Directors’ Stock Award Plan	S-1/A	333-86898	10.09	7/5/2002

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
10.14*	Form of Restricted Stock Unit Agreement under the 2002 Non-Employee Directors' Stock Award Plan	10-K	001-31396	10.14	2/29/2012

10.15*	LeapFrog Enterprises, Inc. Amended and Restated 2011 Equity and Incentive Plan	8-K	001-31396	10.1	6/7/2012

10.16*	Form of Stock Option Agreement under the Amended and Restated 2011 Equity and Incentive Plan	10-Q	001-31396	10.02	8/4/2011

10.17*	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2011 Equity and Incentive Plan	10-Q	001-31396	10.03	8/4/2011

10.18*	Certain Compensation Arrangements with Named Executive Officers†					†

10.19*	Summary Description of the 2011 Cash Bonus Plan for Executive Officers	10-Q	001-31396	10.06	8/4/2011

10.20*	Executive Management Severance and Change in Control Benefit Plan	10-K	001-31396	10.15	2/22/2011

10.21*	Compensation Arrangements between LeapFrog Enterprises, Inc. and its Board of Directors††					††

10.22*	Amendment to Executive Management Severance and Change in Control Benefit Plan dated March 30, 2010 between Michael J. Dodd and LeapFrog Enterprises, Inc.	10-Q	001-31396	10.05	5/4/2010

10.23*	Letter Agreement with Michael J. Dodd dated September 29, 2010	10-Q	001-31396	10.01	11/2/2010

10.24*	Employment Agreement, dated as of February 27, 2011, between LeapFrog Enterprises, Inc. and John Barbour	8-K	001-31396	10.2	2/28/2011

10.25*	Employment Agreement, dated as of October 1, 2008, between LeapFrog Enterprises, Inc. and Christopher Spalding					X

10.26*	Amendment to Employment Agreement, dated as of October 3, 2008, between LeapFrog Enterprises, Inc. and Christopher Spalding					X

10.27*	Offer Letter, dated May 25, 2012, by and between LeapFrog Enterprises, Inc. and Gregory B. Ahearn	10-Q	001-31396	10.02	8/6/2012

10.28*	Offer Letter, dated July 5, 2012, by and between LeapFrog Enterprises, Inc. and Raymond L. Arthur	10-Q	001-31396	10.03	8/6/2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
10.29	Technology License Agreement by and between LeapFrog Enterprises, Inc. and Anoto AB, among other parties, dated as of January 25, 2004 **	10-K	001-31396	10.27	2/22/2010

10.30	Amendment No. 1 to Technology License Agreement by and between LeapFrog Enterprises, Inc. and Anoto AB, among other parties, dated December 7, 2004	10-K	001-31396	10.28	2/22/2010

10.31	Amendment No. 2 to Technology License Agreement by and between LeapFrog Enterprises, Inc., Anoto AB and Anoto Group AB, dated as of March 25, 2005 **	10-K	001-31396	10.29	2/22/2010

10.32	Amendment No. 3 to Technology License Agreement by and between LeapFrog Enterprises, Inc., Anoto AB and Anoto Group AB, dated as of June 29, 2005 **	10-K	001-31396	10.30	2/22/2010

10.33	Amendment No. 4 to Technology License Agreement between LeapFrog Enterprises, Inc. and Anoto AB, among other parties, dated August 19, 2005 **	10-K	001-31396	10.31	2/22/2010

10.34	Amendment No. 5 to Technology License Agreement by and between LeapFrog Enterprises, Inc., Anoto AB and Anoto Group AB, dated July 27, 2006 **	10-K	001-31396	10.32	2/22/2010

10.35	Amended and Restated Loan and Security Agreement, dated as of August 13, 2009, by and among LeapFrog Enterprises, Inc., certain financial institutions and Bank of America, N.A.	10-Q	001-31396	10.02	11/3/2009

10.36	Amendment No. 1 and Acknowledgment to Amended and Restated Loan and Security Agreement dated as of November 3, 2009 by and among LeapFrog Enterprises, Inc., certain financial institutions and Bank of America, N.A.	10-K	001-31396	10.37	2/29/2012

10.37	Amendment No. 2 to Amended and Restated Loan and Security Agreement dated as of January 31, 2011 by and among LeapFrog Enterprises, Inc., certain financial institutions and Bank of America, N.A.	8-K	001-31396	10.1	2/3/2011

10.38	Amendment No. 3 to Amended and Restated Loan and Security Agreement dated as of May 1, 2012 by and among LeapFrog Enterprises, Inc., certain financial institutions and Bank of America, N.A.	10-Q	001-31396	10.01	5/7/2012

21.01	List of Subsidiaries					X

23.01	Consent of Independent Registered Public Accounting Firm					X

24.01	Power of Attorney (see signature page to this Form 10-K)					X

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
101	The following materials from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule II - Valuation and Qualifying Accounts and Allowances (furnished herewith)					X

*	Indicates management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.
†	Description contained under the heading "Executive Compensation" in the definitive proxy materials filed by LeapFrog Enterprises, Inc. with the Securities and Exchange Commission on April 19, 2012 and incorporated herein by reference.
††	Description contained under the heading "Director Compensation” in the definitive proxy materials filed by LeapFrog Enterprises, Inc. with the Securities and Exchange Commission on April 19, 2012 and incorporated herein by reference.

APPENDIX A

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

(In thousands)

	Balance at Beginning of Year	Charged to Operating Expenses	Deductions, net	Balance at End of Year
Allowance for doubtful accounts receivable
2012	$659	$3,040	$(3,407)	$292
2011	$776	$417	$(534)	$659
2010	$1,119	$355	$(698)	$776

Allowance for promotional markdowns
2012	$13,672	$18,236	$(18,122)	$13,786
2011	$13,692	$15,399	$(15,419)	$13,672
2010	$9,463	$22,588	$(18,359)	$13,692

Allowance for cooperative advertising
2012	$8,620	$15,846	$(14,482)	$9,984
2011	$4,754	$10,443	$(6,577)	$8,620
2010	$5,531	$6,473	$(7,250)	$4,754

Allowance for chargebacks and price changes
2012	$630	$1,873	$(1,972)	$531
2011	$1,118	$1,199	$(1,687)	$630
2010	$1,572	$1,168	$(1,622)	$1,118

Allowance for defective products
2012	$4,710	$8,243	$(7,878)	$5,075
2011	$2,902	$9,081	$(7,273)	$4,710
2010	$3,350	$6,150	$(6,598)	$2,902

Allowance for sales returns
2012	$6,094	$5,349	$(8,193)	$3,250
2011	$2,902	$8,112	$(4,920)	$6,094
2010	$4,775	$1,865	$(3,738)	$2,902

A-1