Form 10-Q
period 2013-03-31
LEAPFROG ENTERPRISES INC
filed 2013-05-06
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2013

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

As of April 30, 2013, 63,730,942 shares of Class A common stock, par value $0.0001 per share, and 4,395,461 shares of Class B common stock, par value $0.0001 per share, of the registrant were outstanding.

LEAPFROG ENTERPRISES, INC.

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,		December 31,
	2013	2012	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$189,710	$134,756	$120,000
Accounts receivable, net of allowances for doubtful accounts of $535, $4,034 and $292, respectively	57,186	57,380	180,043
Inventories	45,149	38,868	40,311
Prepaid expenses and other current assets	9,951	11,830	8,353
Deferred income taxes	9,969	1,071	9,315
Total current assets	311,965	243,905	358,022
Deferred income taxes	14,204	1,357	13,269
Property and equipment, net	26,838	18,206	23,723
Capitalized product costs, net	13,148	11,378	12,109
Goodwill	19,549	19,549	19,549
Other intangible assets, net	500	2,750	950
Other assets	1,231	1,077	1,283
Total assets	$387,435	$298,222	$428,905

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,054	$28,009	$31,617
Accrued liabilities	24,655	23,443	51,353
Deferred revenue	7,663	6,803	8,516
Income taxes payable	495	336	493
Total current liabilities	51,867	58,591	91,979
Long-term deferred income taxes	3,759	3,628	3,759
Other long-term liabilities	2,504	9,034	3,224
Total liabilities	58,130	71,253	98,962
Stockholders' equity:
Class A Common Stock, par value $0.0001; Authorized - 139,500 shares; Outstanding: 63,688, 55,611 and 61,970, respectively	6	6	6
Class B Common Stock, par value $0.0001; Authorized - 40,500 shares; Outstanding: 4,395, 11,113 and 5,715, respectively	-	1	1
Treasury stock	(185)	(185)	(185)
Additional paid-in capital	408,328	398,063	405,078
Accumulated other comprehensive income	195	1,021	1,071
Accumulated deficit	(79,039)	(171,937)	(76,028)
Total stockholders’ equity	329,305	226,969	329,943
Total liabilities and stockholders’ equity	$387,435	$298,222	$428,905

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net sales	$82,937	$72,010
Cost of sales	49,625	42,278
Gross profit	33,312	29,732

Operating expenses:
Selling, general and administrative	21,905	23,697
Research and development	9,013	8,889
Advertising	4,150	2,414
Depreciation and amortization	2,795	3,280
Total operating expenses	37,863	38,280
Loss from operations	(4,551)	(8,548)

Other income (expense):
Interest income	24	93
Other, net	(508)	(667)
Total other expense, net	(484)	(574)
Loss before income taxes	(5,035)	(9,122)
(Benefit from) provision for income taxes	(2,024)	335
Net loss	$(3,011)	$(9,457)

Net loss per share:
Class A and B - basic and diluted	$(0.04)	$(0.14)

Weighted-average shares used to calculate net loss per share:
Class A and B - basic and diluted	67,835	66,396

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(3,011)	$(9,457)

Other comprehensive (loss) income, before tax:
Currency translation adjustments	(876)	1,336
Transfer of temporary gain on long-term investments	-	(241)
Total other comprehensive (loss) income, before tax	(876)	1,095
Transfer of tax expense allocated to temporary gain on long-term investments	-	151
Other comprehensive (loss) income, net of tax	(876)	1,246

Comprehensive loss	$(3,887)	$(8,211)

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net loss	$(3,011)	$(9,457)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,990	5,989
Deferred income taxes	(1,612)	9
Stock-based compensation expense	1,955	1,472
Loss on sale of long-term investments, net of tax	-	91
Loss on disposal of long-term assets	-	2
Provision for doubtful accounts	270	3,339
Other changes in operating assets and liabilities:
Accounts receivable, net	122,348	97,100
Inventories	(5,137)	(4,127)
Prepaid expenses and other current assets	(1,678)	(1,120)
Other assets	53	42
Accounts payable	(12,534)	(6,683)
Accrued liabilities and deferred revenue	(27,428)	(20,302)
Other long-term liabilities	(721)	(325)
Income taxes payable	2	(41)
Net cash provided by operating activities	77,497	65,989
Investing activities:
Purchases of property and equipment	(5,835)	(2,720)
Capitalization of product costs	(2,875)	(1,862)
Net cash used in investing activities	(8,710)	(4,582)
Financing activities:
Proceeds from stock option exercises and employee stock purchase plan	1,636	1,665
Net cash paid for payroll taxes on restricted stock unit releases	(341)	(702)
Net cash provided by financing activities	1,295	963
Effect of exchange rate changes on cash	(372)	523
Net change in cash and cash equivalents	69,710	62,893
Cash and cash equivalents, beginning of period	120,000	71,863
Cash and cash equivalents, end of period	$189,710	$134,756

Non-cash investing and financing activities:
Other receivable related to sales of long-term investment	$-	$2,500

See accompanying notes

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

1.	Basis of Presentation

In the opinion of management, all normal, recurring adjustments considered necessary for a fair statement of the financial position and interim results of LeapFrog Enterprises, Inc. and its consolidated subsidiaries (collectively, the “Company” or “LeapFrog” unless the context indicates otherwise) as of and for the periods presented have been included. The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements include the accounts of LeapFrog and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial information included herein should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2012 Annual Report on Form 10-K filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on March 11, 2013 (the “2012 Form 10-K”).

The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 2 to the consolidated financial statements included in the Company’s 2012 Form 10-K.

Due to the seasonality of the Company’s business, the results of operations for interim periods are not necessarily indicative of the operating results for a full year.

Certain amounts in the financial statements for prior periods have been reclassified to conform to the current year presentation.

Accumulated other comprehensive income consists solely of currency translation adjustments.

2.	Fair Values of Financial Instruments and Investments

Fair value is defined by authoritative guidance as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

•	Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. As of March 31, 2013, the Company’s Level 1 assets consist of money market funds with original maturities of three months or less and recorded in cash and cash equivalents. These assets are considered highly liquid and are stated at cost, which approximates market value.

•	Level 2 includes financial instruments for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument. Such inputs could be quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transactions (less-active markets), or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data, including market interest rate curves, referenced credit spreads and prepayment rates.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The Company’s Level 2 assets and liabilities consist of outstanding foreign exchange forward contracts used to hedge its exposure to certain foreign currencies, including the British Pound, Canadian Dollar, Euro, and Mexican Peso. The Company’s outstanding foreign exchange forward contracts, all with maturities of approximately one month, had notional values of $22,921, $53,577 and $15,719 at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. The fair market values of these instruments as of the same periods were $(27), $(255) and $(126), respectively. The fair value of these contracts was recorded in accrued liabilities as of March 31, 2013, December 31, 2012 and March 31, 2012.

•	Level 3 includes financial instruments for which fair value is derived from valuation techniques, including pricing models and discounted cash flow models, in which one or more significant inputs, including the Company’s own assumptions, are unobservable.

The Company did not hold any Level 3 assets as of March 31, 2013 and December 31, 2012. During the three months ended March 31, 2012, the Company divested its remaining auction rate security (“ARS”) investments, and therefore did not hold any Level 3 assets as of March 31, 2012.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2013, December 31, 2012 and March 31, 2012:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013:
Financial Assets:
Money market funds	$150,006	$150,006	$-	$-
Financial Liabilities:
Forward currency contracts	$(27)	$-	$(27)	$-
December 31, 2012:
Financial Assets:
Money market funds	$85,003	$85,003	$-	$-
Financial Liabilities:
Forward currency contracts	$(255)	$-	$(255)	$-
March 31, 2012:
Financial Assets:
Money market funds and certificates of deposit	$103,023	$103,023	$-	$-
Financial Liabilities:
Forward currency contracts	$(126)	$-	$(126)	$-

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

3.	Inventories

Inventories consisted of the following as of March 31, 2013 and 2012, and December 31, 2012:

	March 31,		December 31,
	2013	2012	2012
Raw materials	$4,348	$3,252	$1,243
Finished goods	40,801	35,616	39,068
Total	$45,149	$38,868	$40,311

4.	Other Intangible Assets

The Company’s other intangible assets were as follows as of March 31, 2013 and 2012, and December 31, 2012:

	March 31,		December 31,
	2013	2012	2012
Intellectual property, license agreements and other intangibles	$16,755	$16,755	$16,755
Less: accumulated amortization	(16,255)	(14,005)	(15,805)
Total	$500	$2,750	$950

5.	Income Taxes

The Company’s (benefit from) provision for income taxes and effective tax rates were as follows:

	Three Months Ended March 31,
	2013	2012
(Benefit from) provision for income taxes	$(2,024)	$335
Loss before income taxes	(5,035)	(9,122)
Effective tax rate	40.2%	(3.7)%

During the fourth quarter of 2012, after considering the relative impact of all evidence, positive and negative, the Company determined, at the required more-likely-than-not level of certainty, that a portion of its domestic deferred tax assets will be realized. Accordingly, the Company’s effective tax rate and income tax benefit for the three months ended March 31, 2013 included a benefit attributable to its domestic operating loss. In addition, the Company recognized previously unrecognized tax benefits due to the expiration of statutes of limitations in one of its foreign jurisdictions. The effective tax rate and tax provision for the three months ended March 31, 2012 included a non-cash valuation allowance recorded against the Company’s domestic deferred tax assets; therefore, no federal or state tax benefits were recorded on its domestic operating loss. The tax provision for the 2012 period was primarily attributable to certain discrete tax items including amortization of goodwill for tax purposes and an accrual for potential interest and penalties on certain tax positions, offset by tax benefits from the Company’s foreign operations.

The balance of gross unrecognized tax benefits was reduced by $207 in the current quarter as a result of lapse in statutes of limitations. The Company believes it is reasonably possible that the total amount of unrecognized income tax benefit in the future could decrease by up to $203, excluding potential interest and penalties, related to its foreign operations over the course of the next twelve months ending March 31, 2014 due to expiring statutes of limitations that, if recognized, would affect its effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The tax benefit for the three months ended March 31, 2013 included a release of interest and penalties of $57. As of March 31, 2013 and 2012, and December 31, 2012, the Company had approximately $597, $2,475 and $625, respectively, of accrued interest and penalties related to uncertain tax positions. The recognition of previously unrecognized tax benefits and the release of associated accrued interest and penalties reduced other long-term tax liabilities.

The Company maintains a valuation allowance of $70,385 against its deferred tax assets related to various net operating loss carryforwards, tax credits, and loss carryforwards that are capital in nature. The Company will continue to evaluate the need for a valuation allowance in future periods. As of March 31, 2013, the Company had long-term deferred tax liabilities of $3,759 and other long-term tax liabilities of $1,045. Both are reported as long-term liabilities on the consolidated balance sheet.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

6.	Defined Contribution Plan

LeapFrog sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan allows employees to defer up to 100% of their eligible compensation, not to exceed the Internal Revenue Service (the “IRS”) maximum contribution limit. The Company provides a matching opportunity of 100% of eligible contributions up to a maximum of $3.5 per year per employee, which vests over three years. For the three months ended March 31, 2013 and 2012, the Company recorded total compensation expense of $934 and $707, respectively, related to the defined contribution plan.

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

Stock plan activity

The table below summarizes award activity for the three months ended March 31, 2013:

	Stock		Total
	Options	RSUs	Awards
Outstanding at December 31, 2012	6,148	1,251	7,399
Grants	780	336	1,116
Stock option exercises/vesting RSUs	(257)	(88)	(345)
Retired or forfeited	(18)	(9)	(27)
Outstanding at March 31, 2013	6,653	1,490	8,143

Total shares available for future grant at March 31, 2013			8,294

As of March 31, 2013, the total shares available for future grant under the ESPP were 1,052.

Impact of stock-based compensation

The table below summarizes stock-based compensation expense for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
SG&A:
Stock options	$982	$524
RSUs	652	718
ESPP	117	67
Total SG&A	1,751	1,309
R&D:
Stock options	126	93
RSUs	78	70
Total R&D	204	163
Total expense	$1,955	$1,472

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Valuation of stock-based compensation

Stock-based compensation expense related to stock options is calculated based on the fair value of each award on the grant date. In general, the fair value for stock option grants with only a service condition is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Expected term (years)	4.55	4.49
Volatility	73.1%	74.3%
Risk-free interest rate	0.72%	0.87%
Expected dividend yield	-%	-%

RSUs are payable in shares of the Company’s Class A common stock. The fair value of these stock-based awards is equal to the closing market price of the Company’s common stock on the date of grant. The grant-date fair value is recognized on a straight-line basis in compensation expense over the vesting period of these stock-based awards, which is generally four years.

Stock-based compensation expense related to the ESPP is estimated using the Black-Scholes option pricing model with the following assumptions for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Expected term (years)	0.5	0.5
Volatility	49.9% - 57.5%	44.1% - 59.8%
Risk-free interest rate	0.12% - 0.14%	0.05% - 0.13%
Expected dividend yield	- %	-%

8.	Derivative Financial Instruments

At March 31, 2013, December 31, 2012 and March 31, 2012, the Company had outstanding foreign exchange forward contracts with notional values of $22,921, $53,577 and $15,719, respectively. The gains and losses on these instruments are recorded in other income (expense) in the consolidated statements of operations. Gains and losses from foreign exchange forward contracts, net of gains and losses on the underlying transactions denominated in foreign currency, for the three months ended March 31, 2013 and 2012 are shown in the table below:

	Three Months Ended March 31,
	2013	2012
Gains (losses) on foreign exchange forward contracts	$1,472	$(538)
(Losses) gains on underlying transactions denominated in foreign currency	(1,857)	90
Net losses	$(385)	$(448)

9.	Net Loss per Share

Options to purchase shares of common stock and RSUs totaling 7,428 and 6,088 were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2013 and 2012, respectively, as the effect would have been antidilutive.

10.	Segment Reporting

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

The primary business of the two operating segments is as follows:

•	The U.S. segment is responsible for the development, design, sales and marketing of the Company’s multimedia learning platforms, related content and learning toys, which are sold primarily through retailers, distributors, and directly to consumers via the leapfrog.com online store and the LeapFrog App Center (“App Center”) in the U.S.

•	The International segment is responsible for the localization, sales and marketing of multimedia learning platforms, related content and learning toys, originally developed for the U.S., sold primarily through retailers, distributors and the App Center outside of the U.S.

The table below shows certain information by segment for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Net sales:
United States	$58,097	$52,218
International	24,840	19,792
Totals	$82,937	$72,010
(Loss) income from operations:
United States	$(9,251)	$(11,701)
International	4,700	3,153
Totals	$(4,551)	$(8,548)

For the three months ended March 31, 2013, no countries other than the U.S. accounted for more than 10% of the Company’s consolidated net sales. For the three months ended March 31, 2012, the U.S. and the United Kingdom individually accounted for more than 10% of the Company’s consolidated net sales.

11.	Commitments and Contingencies

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

In addition, as of March 31, 2013, the Company had outstanding off-balance sheet commitments for outsourced manufacturing and component purchases of $8,230.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about management’s expectations, including, without limitation, our expectations regarding the effect of our net operating loss or tax credit carryforwards on any tax liability associated with the repatriation of cash held by our foreign subsidiaries, the anticipated impact of our accumulated deficit, the funding, nature and amount of future capital expenditures, the future funding of our working capital needs, the timing, seasonality and expectations of cash flows from operations, as well as any statements regarding our existing and future products, our anticipated results of operations and other measures of financial performance, our strategic priorities, our future marketing efforts, our future research and development, and other anticipatory matters. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “future,” “potential,” or the negative of these terms or other comparable terminology. Our actual results, levels of activity, performance, achievements or the timing of events may differ materially from those expressed or implied by such forward-looking statements. The risks that could cause our results to differ include, without limitation, deterioration of global economic conditions, our ability to correctly predict highly changeable consumer preferences and product trends, our ability to continue to develop new products and services, our reliance on a small group of retailers for the majority of our gross sales, our ability to compete effectively with competitors, the seasonality of our business, our growing focus on online products and services and privacy concerns about our Internet-connected products, system failures in our online services or web store, our dependence on our suppliers for our components and raw materials, our reliance on a limited number of manufacturers, our ability to maintain sufficient inventory levels, our ability to maintain or acquire licenses, third parties who claim we are infringing on their intellectual property rights, errors or defects in our products, the sufficiency of our liquidity, the risk associated with international operations, continued compliance and associated costs with and/or changes in laws and regulations, negative political developments, natural disasters, armed hostilities, terrorism, labor strikes or public health issues, the loss of members of our executive management team, continued ownership by a few stockholders of significant voting power in us, and the volatility of our stock price. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or the timing of any events. We make these statements as of the date of this Quarterly Report on Form 10-Q and undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report, except as required by law.

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of LeapFrog Enterprises, Inc. (“LeapFrog,” “we,” “us” or “our”). This MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our Business

LeapFrog, founded in 1995 and incorporated in 1997 in the State of Delaware, is a leading developer and distributor of educational entertainment for children. Our product portfolio consists of multimedia learning platforms and related content and learning toys. We have developed a number of learning platforms, including the LeapPad family of learning tablets, the Leapster family of handheld learning game systems and the Tag and Tag Junior reading systems, all of which support a broad library of content titles. We have created hundreds of interactive content titles for our platforms, covering subjects such as phonics, reading, writing and math. In addition, we have a broad line of stand-alone learning toys. Many of our products connect to our proprietary online LeapFrog Learning Path, which provides personalized feedback on a child’s learning progress and offers product recommendations to enhance each child’s learning experience. Our products are available in four languages and are sold globally through retailers, distributors and directly to consumers via the leapfrog.com online store and LeapFrog App Center.

Due to the seasonality of our business, our results of operations for interim periods are not necessarily indicative of the operating results for a full year.

Consolidated Results of Operations

	Three Months Ended March 31,		% Change 2013 vs.
	2013	2012	2012
	(Dollars in millions, except per share data)
Net sales	$82.9	$72.0	15%
Cost of sales	49.6	42.3	17%
Gross margin *	40.2%	41.3%	(1.1)**
Operating expenses	37.9	38.3	(1)%
Loss from operations	(4.6)	(8.5)	47%
Net loss per share - basic and diluted	$(0.04)	$(0.14)	71%

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Net sales for the three months ended March 31, 2013 increased 15% as compared to the same period in 2012, largely driven by the launch of the LeapPad2 in August 2012, which led to increased sales of tablets, higher digital content sales, and the Easter holiday occurring in the current period, partially offset by higher trade allowances and discounts resulting from an increase in claims related to higher sales in the fourth quarter of the prior year. Net sales for the three months ended March 31, 2013 were not materially affected by foreign currency exchange rates.

Cost of sales for the three months ended March 31, 2013 increased 17% as compared to the same period in 2012, primarily driven by higher sales volume and higher royalty costs resulting from an increase in sales of licensed content distributed through our App Center.

Consolidated gross margin for the three months ended March 31, 2013 was 40.2%, a decrease of 1.1 percentage points as compared to the same period of 2012, primarily driven by higher trade allowances and discounts, partially offset by higher sales volume which reduced the impact of fixed logistic costs.

Operating expenses for the three months ended March 31, 2013 decreased 1% as compared to the same period of 2012, primarily driven by bad debt expense of $3.1 million in 2012 related to an isolated customer bankruptcy, partially offset by higher advertising expenses. Operating expenses as a percentage of net sales declined by 7 percentage points to 46% as higher sales volume reduced the impact of fixed costs.

Loss from operations for the three months ended March 31, 2013 improved 47% as compared to the same period in 2012 due to the increase in net sales, partially offset by lower gross margin.

Basic and diluted net loss per share for the three months ended March 31, 2013 improved by $0.10 as compared to the same period of 2012. The improvement includes $0.02 due to the recognition of U.S. tax benefits previously unrecognized due to the valuation allowance.

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

	Three Months Ended March 31,		% Change 2013 vs.
	2013	2012	2012
	(Dollars in millions)
SG&A expenses	$21.9	$23.7	(8)%
As a percent of net sales	26%	33%	(7	)*

*	Percentage point change

SG&A expenses for the three months ended March 31, 2013 decreased 8% as compared to the same period in 2012, primarily driven by bad debt expense of $3.1 million in 2012 related to an isolated customer bankruptcy, partially offset by higher employee compensation expenses due to greater headcount.

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

	Three Months Ended March 31,		% Change 2013 vs.
	2013	2012	2012
	(Dollars in millions)
R&D expenses	$9.0	$8.9	1%
As a percent of net sales	11%	12%	(1	)*

*	Percentage point change

R&D expenses for the three months ended March 31, 2013 remained relatively level, increasing 1% as compared to the same period in 2012.

Advertising Expense

	Three Months Ended March 31,		% Change 2013 vs.
	2013	2012	2012
	(Dollars in millions)
Advertising expenses	$4.2	$2.4	72%
As a percent of net sales	5%	3%	2	*

*	Percentage point change

Advertising expense for the three months ended March 31, 2013 increased 72% as compared to the same period in 2012 due to an increase in cooperative print advertising to drive higher retail sales and the Easter holiday occurring in the current period.

Income Taxes

See Note 5—“Income Taxes” in our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

	Three Months Ended March 31,		% Change 2013 vs.
	2013	2012	2012
	(Dollars in millions)
Net sales	$58.1	$52.2	11%
Cost of sales	35.1	30.9	14%
Gross margin *	39.6%	40.8%	(1.2)**
Operating expenses	32.2	33.0	(2)%
Loss from operations	$(9.3)	$(11.7)	21%

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Net sales for the three months ended March 31, 2013 increased 11% as compared to the same period in 2012, largely driven by the launch of the LeapPad2 in August 2012, which led to increased sales of tablets, higher digital content sales, and the Easter holiday occurring in the current period, partially offset by higher trade allowances and discounts resulting from an increase in claims related to higher sales in the fourth quarter of the prior year.

Cost of sales for the three months ended March 31, 2013 increased 14% as compared to the same period in 2012, primarily driven by higher sales volume and higher royalty costs resulting from an increase in sales of content distributed through our App Center.

Gross margin for the three months ended March 31, 2013 declined 1.2 percentage points over the same period of 2012, primarily driven by higher trade allowances and discounts, partially offset by higher sales volume which reduced the impact of fixed logistic costs.

Operating expenses for the three months ended March 31, 2013 decreased 2% as compared to the same period in 2012, primarily driven by bad debt expense of $3.1 million in 2012 related to an isolated customer bankruptcy, partially offset by higher employee compensation expenses due to greater headcount and higher advertising expenses due to an increase in cooperative print advertising to drive higher retail sales and the Easter holiday occurring in the current period. Operating expenses as a percentage of net sales declined by 8 percentage points to 55% as higher sales volume reduced the impact of fixed costs.

Loss from operations for the three months ended March 31, 2013 improved 21% as compared to the same period in 2012 due to the increase in net sales, partially offset by lower gross margin.

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

	Three Months Ended March 31,		% Change 2013 vs.
	2013	2012	2012
	(Dollars in millions)
Net sales	$24.8	$19.8	26%
Cost of sales	14.5	11.3	28%
Gross margin *	41.5%	42.7%	(1.2)**
Operating expenses	5.6	5.3	6%
Income from operations	$4.7	$3.2	49%

*	Gross profit as a percentage of net sales
**	Percentage point change in gross margin

Net sales for the three months ended March 31, 2013 increased 26% as compared to the same period in 2012, largely driven by the release of a French version of the LeapPad and the launch in English-language markets of the LeapPad2 in August 2012, which led to increased sales of tablets, and higher content sales, partially offset by higher trade allowances and discounts. Net sales for the three months ended March 31, 2013 were not materially affected by currency exchange rates.

Cost of sales for the three months ended March 31, 2013 increased 28% as compared to the same period in 2012, primarily driven by higher sales volume and higher royalty costs resulting from an increase in sales of content distributed through our App Center.

Gross margin for the three months ended March 31, 2013 declined 1.2 percentage points as compared to the same period of 2012, primarily driven by higher trade allowances and discounts, partially offset by higher sales volume which reduced the impact of fixed logistic costs.

Operating expenses for the three months ended March 31, 2013 increased 6% as compared to the same period in 2012, primarily driven by higher employee compensation expenses due to greater headcount. Operating expenses as a percentage of net sales declined by 4 percentage points to 23% as higher sales volume reduced the impact of fixed costs.

Income from operations for the three months ended March 31, 2013 increased 49% as compared to the same period in 2012, primarily due to the increase in net sales and improved gross margin percentage.

Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents totaled $189.7 million and $134.8 million at March 31, 2013 and 2012, respectively. The increase in cash and cash equivalents was primarily due to an increase in cash provided by accounts receivable collection and improved operating loss. Cash and cash equivalents held by our foreign subsidiaries totaled $25.6 million and $20.6 million at March 31, 2013 and 2012, respectively. We do not currently intend to repatriate any foreign cash and cash equivalents as we expect it will be used to fund foreign operations. However, if we were to do so, any associated tax liability would be fully offset by our net operating loss or tax credit carryforwards for the foreseeable future. In line with our investment policy, all cash equivalents were invested in high-grade short-term money market funds, including Treasury money market funds, as of March 31, 2013.

We have an asset-based revolving credit facility (the “revolving credit facility”) with a potential borrowing availability of $75.0 million for the months of September through December and $50.0 million for the remaining months. The borrowing availability varies according to the levels of our accounts receivable and cash and investment securities deposited in secured accounts with the lenders. Borrowing availability under this revolving credit facility was $28.3 million as of March 31, 2013. There were no borrowings outstanding on our revolving credit facility at March 31, 2013.

Our accumulated deficit of $79.0 million at March 31, 2013 is not expected to have an impact on our future ability to operate, given our anticipated cash flows from operations, strong cash position and the availability of our revolving credit facility.

Future capital expenditures are primarily planned for new product development and purchases related to the upgrading of our information technology capabilities. We expect that capital expenditures for the remainder of 2013, including those for capitalized content and website development costs, will be funded with cash flows generated by operations. Capital expenditures were $8.7 million for the three months ended March 31, 2013 and $4.6 million for the same period of 2012. We expect capital expenditures to be in the range of $30.0 million to $35.0 million for the year ending December 31, 2013.

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

Cash Sources and Uses

The table below shows our sources and uses of cash for the three months ended March 31, 2013 as compared to the same period in 2012:

	Three Months Ended March 31,		% Change 2013 vs.
	2013	2012	2012
	(Dollars in millions)
Cash flows provided by (used in):
Operating activities	$77.5	$66.0	17%
Investing activities	(8.7)	(4.6)	(90)%
Financing activities	1.3	1.0	34%
Effect of exchange rate fluctuations on cash	(0.4)	0.5	N/M
Increase in cash and cash equivalents	$69.7	$62.9	11%

Cash flow provided by operations for the three months ended March 31, 2013 increased $11.5 million as compared to the same period in 2012, primarily due to an increase in cash provided by accounts receivable collection and improved net loss, partially offset by lower accounts payable.

Net cash used in investing activities for the three months ended March 31, 2013 increased $4.1 million as compared to the same period of 2012, primarily due to an increase in computer hardware and software purchases to upgrade our information technology capabilities.

Net cash provided by financing activities for the three months ended March 31, 2013 increased $0.3 million as compared to the same period of 2012, primarily due to lower payroll taxes related to a decrease in employee RSUs released.

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

Contractual Obligations and Commitments

We have had no material changes outside the ordinary course of our business in our contractual obligations during the three months ended March 31, 2013.

In addition, as of March 31, 2013, we had outstanding off-balance sheet commitments for outsourced manufacturing and component purchases of $8.2 million.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ significantly from those estimates under different assumptions and conditions. We included in our 2012 Form 10-K a discussion of our critical accounting policies that are particularly important to the portrayal of our financial position and results of operations and that require the use of our management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We have made no material changes to any of our critical accounting policies through March 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in Item 7A of our 2012 Form 10-K have not changed materially for our quarter ended March 31, 2013.

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

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements, but the program, when properly executed, may not always eliminate our exposure to movements of currency exchange rates. The results of our hedging program for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Gains (losses) on foreign exchange forward contracts	$1,472	$(538)
(Losses) gains on underlying transactions denominated in foreign currency	(1,857)	90
Net losses	$(385)	$(448)

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts outstanding as of March 31, 2013 is as follows:

	As of March 31, 2013
	Average Forward Exchange Rate	Notional Amount in Local Currency	Fair Value of Instruments in USD
		(1)	(2)
Currencies:
British Pound (GBP/USD)	1.515	10,948	$(23)
Euro (Euro/USD)	1.286	1,894	8
Canadian Dollar (USD/CAD)	1.023	3,085	(7)
Mexican Peso (USD/MXN)	12.312	10,822	(5)
Total fair value of instruments in USD			$(27)

(1)	In thousands of local currency
(2)	In thousands of USD

Cash equivalents are presented at fair value on our consolidated balance sheet. We invest our excess cash in accordance with our investment policy. As of March 31, 2013 and December 31, 2012, our excess cash was invested only in high-grade money market funds. As of March 31, 2012, our excess cash was invested only in high-grade money market funds and certificates of deposit. Any adverse changes in interest rates or securities prices may decrease the value of our investments and operating results.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the U.S. SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Based upon the evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 11—“Commitments and Contingencies” in our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” in our 2012 Form 10-K.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-86898	3.03	7/22/2002

3.02	Amended and Restated Bylaws	8-K	001-31396	3.01	11/20/2012

4.01	Form of Specimen Class A Common Stock Certificate	10-Q	001-31396	4.01	11/3/2011

4.02	Fourth Amended and Restated Stockholders Agreement, dated as of May 30, 2003, by and among LeapFrog Enterprises, Inc. and the other persons named therein	10-Q	001-31396	4.02	8/12/2003

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements (furnished herewith)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc.
(Registrant)

/s/ John Barbour
John Barbour
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2013

/s/ Raymond L. Arthur
Raymond L. Arthur
Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2013

