Form 10-Q
period 2013-06-30
LEAPFROG ENTERPRISES INC
filed 2013-08-07
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2013

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

As of July 31, 2013, 63,970,346 shares of Class A common stock, par value $0.0001 per share, and 4,395,461 shares of Class B common stock, par value $0.0001 per share, of the registrant were outstanding.

LEAPFROG ENTERPRISES, INC.

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,		December 31,
	2013	2012	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$181,418	$126,926	$120,000
Accounts receivable, net of allowances for doubtful accounts of $247, $3,891 and $292, respectively	61,919	51,360	180,043
Inventories	66,601	52,650	40,311
Prepaid expenses and other current assets	10,195	9,325	8,353
Deferred income taxes	10,777	978	9,315
Total current assets	330,910	241,239	358,022
Deferred income taxes	15,225	1,281	13,269
Property and equipment, net	30,056	19,437	23,723
Capitalized product costs, net	15,151	11,319	12,109
Goodwill	19,549	19,549	19,549
Other intangible assets, net	350	2,150	950
Other assets	1,178	1,591	1,283
Total assets	$412,419	$296,566	$428,905

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,530	$32,200	$31,617
Accrued liabilities	24,492	24,737	51,353
Deferred revenue	7,930	6,739	8,516
Income taxes payable	688	379	493
Total current liabilities	78,640	64,055	91,979
Long-term deferred income taxes	3,759	3,713	3,759
Other long-term liabilities	1,944	8,988	3,224
Total liabilities	84,343	76,756	98,962
Stockholders' equity:
Class A Common Stock, par value $0.0001;
Authorized - 139,500 shares; Outstanding: 63,947, 58,230 and 61,970, respectively	7	6	6
Class B Common Stock, par value $0.0001;
Authorized - 40,500 shares; Outstanding: 4,395, 8,953 and 5,715, respectively	-	1	1
Treasury stock	(185)	(185)	(185)
Additional paid-in capital	411,017	400,193	405,078
Accumulated other comprehensive (loss) income	(434)	(158)	1,071
Accumulated deficit	(82,329)	(180,047)	(76,028)
Total stockholders’ equity	328,076	219,810	329,943
Total liabilities and stockholders’ equity	$412,419	$296,566	$428,905

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net sales	$82,986	$71,480	$165,923	$143,490
Cost of sales	52,084	42,925	101,709	85,203
Gross profit	30,902	28,555	64,214	58,287

Operating expenses:
Selling, general and administrative	21,814	20,204	43,719	43,901
Research and development	8,694	8,849	17,707	17,738
Advertising	2,692	4,339	6,842	6,753
Depreciation and amortization	2,615	2,633	5,410	5,913
Total operating expenses	35,815	36,025	73,678	74,305
Loss from operations	(4,913)	(7,470)	(9,464)	(16,018)

Other income (expense):
Interest income	18	96	42	189
Other, net	483	(449)	(25)	(1,116)
Total other income (expense), net	501	(353)	17	(927)
Loss before income taxes	(4,412)	(7,823)	(9,447)	(16,945)
(Benefit from) provision for income taxes	(1,122)	287	(3,146)	622
Net loss	$(3,290)	$(8,110)	$(6,301)	$(17,567)

Net loss per share:
Class A and B - basic and diluted	$(0.05)	$(0.12)	$(0.09)	$(0.26)

Weighted-average shares used to calculate net loss per share:
Class A and B - basic and diluted	68,199	66,928	68,018	66,662

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(3,290)	$(8,110)	$(6,301)	$(17,567)

Other comprehensive (loss) income, before tax:
Currency translation adjustments	(629)	(1,179)	(1,505)	157
Transfer of temporary gain on long-term investments	-	-	-	(241)
Total other comprehensive loss, before tax	(629)	(1,179)	(1,505)	(84)
Transfer of tax expense allocated to temporary gain on long-term investments	-	-	-	151
Other comprehensive (loss) income, net of tax	(629)	(1,179)	(1,505)	67

Comprehensive loss	$(3,919)	$(9,289)	$(7,806)	$(17,500)

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net loss	$(6,301)	$(17,567)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,889	11,122
Deferred income taxes	(3,462)	212
Stock-based compensation expense	4,543	3,039
Loss on sale of long-term investments, net of tax	-	91
Loss on disposal of long-term assets	-	2
Provision for doubtful accounts	41	3,252
Other changes in operating assets and liabilities:
Accounts receivable, net	117,715	102,842
Inventories	(26,868)	(18,293)
Prepaid expenses and other current assets	(2,003)	(1,234)
Other assets	105	(472)
Accounts payable	13,970	(2,435)
Accrued liabilities and deferred revenue	(27,246)	(18,922)
Other long-term liabilities	(1,280)	(372)
Income taxes payable	206	2
Net cash provided by operating activities	79,309	61,267
Investing activities:
Purchases of property and equipment	(11,966)	(6,392)
Capitalization of product costs	(6,731)	(3,892)
Sales of investments	-	2,500
Net cash used in investing activities	(18,697)	(7,784)
Financing activities:
Proceeds from stock option exercises and employee stock purchase plan	2,263	2,739
Net cash paid for payroll taxes on restricted stock unit releases	(867)	(1,212)
Net cash provided by financing activities	1,396	1,527
Effect of exchange rate changes on cash	(590)	53
Net change in cash and cash equivalents	61,418	55,063
Cash and cash equivalents, beginning of period	120,000	71,863
Cash and cash equivalents, end of period	$181,418	$126,926

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

2.	Fair Values of Financial Instruments and Investments

Fair value is defined by authoritative guidance as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

•	Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. As of June 30, 2013, the Company’s Level 1 assets consist of money market funds with original maturities of three months or less and recorded in cash and cash equivalents. These assets are considered highly liquid and are stated at cost, which approximates market value.

•	Level 2 includes financial instruments for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument. Such inputs could be quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transactions (less-active markets), or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data, including market interest rate curves, referenced credit spreads and prepayment rates.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The Company’s Level 2 assets and liabilities consist of outstanding foreign exchange forward contracts used to hedge its exposure to certain foreign currencies, including the British Pound, Canadian Dollar, Euro, and Mexican Peso. The Company’s outstanding foreign exchange forward contracts, all with maturities of approximately one month, had notional values of $11,308, $53,577 and $37,626 at June 30, 2013, December 31, 2012 and June 30, 2012, respectively. The fair market values of these instruments as of the same periods were $(19), $(255) and $(299), respectively. The fair value of these contracts was recorded in accrued liabilities as of June 30, 2013, December 31, 2012 and June 30, 2012.

•	Level 3 includes financial instruments for which fair value is derived from valuation techniques, including pricing models and discounted cash flow models, in which one or more significant inputs, including the Company’s own assumptions, are unobservable. The Company did not hold any Level 3 assets as of June 30, 2013, December 31, 2012 and June 30, 2012.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2013, December 31, 2012 and June 30, 2012:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013:
Financial Assets:
Money market funds	$145,009	$145,009	$-	$-
Financial Liabilities:
Forward currency contracts	$(19)	$-	$(19)	$-
December 31, 2012:
Financial Assets:
Money market funds	$85,003	$85,003	$-	$-
Financial Liabilities:
Forward currency contracts	$(255)	$-	$(255)	$-
June 30, 2012:
Financial Assets:
Money market funds and certificates of deposit	$85,479	$85,479	$-	$-
Financial Liabilities:
Forward currency contracts	$(299)	$-	$(299)	$-

During the three months ended March 31, 2012, the Company divested its remaining auction rate security (“ARS”) investments for $2,500, resulting in a loss of $181 recorded in other income (expense) in the consolidated statement of operations during the period then ended. The Company also transferred the temporary gain related to ARS valuation of $241, previously recorded as other comprehensive income in stockholders’ equity, to other income (expense) in the consolidated statement of operations during the three months ended March 31, 2012. In addition, the Company transferred the associated income tax of $151, previously recorded as other comprehensive loss in stockholders’ equity, to the provision for income taxes in the consolidated statement of operations during the same quarter. The proceeds of $2,500 were received by the Company during the second quarter of 2012.

3.	Inventories

Inventories consisted of the following as of June 30, 2013 and 2012, and December 31, 2012:

	June 30,		December 31,
	2013	2012	2012
Raw materials	$7,315	$5,329	$1,243
Finished goods	59,286	47,321	39,068
Total	$66,601	$52,650	$40,311

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

4.	Other Intangible Assets

The Company’s other intangible assets were as follows as of June 30, 2013 and 2012, and December 31, 2012:

	June 30,		December 31,
	2013	2012	2012
Intellectual property, license agreements and other intangibles	$16,755	$16,755	$16,755
Less: accumulated amortization	(16,405)	(14,605)	(15,805)
Total	$350	$2,150	$950

5.	Income Taxes

The Company’s (benefit from) provision for income taxes and effective tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(Benefit from) provision for income taxes	$(1,122)	$287	$(3,146)	$622
Loss before income taxes	(4,412)	(7,823)	(9,447)	(16,945)
Effective tax rate	25.4%	(3.7)%	33.3%	(3.7)%

During the fourth quarter of 2012, after considering the relative impact of all evidence, positive and negative, the Company determined, at the required more-likely-than-not level of certainty, that a portion of its domestic deferred tax assets will be realized. Accordingly, for the three and six months ended June 30, 2013, the Company’s effective tax rate and income tax benefit included a benefit attributable to its domestic operating losses for the respective periods, offset partially by tax provisions attributable to its foreign operations. The effective tax rate and tax provision for the three and six months ended June 30, 2012 included a non-cash valuation allowance recorded against the Company’s domestic deferred tax assets; therefore, no federal or state tax benefits were recorded on its domestic operating loss. The tax provision for the 2012 periods were primarily attributable to certain discrete tax items including amortization of goodwill for tax purposes and an accrual for potential interest and penalties on certain tax positions, offset by tax benefits from the Company’s foreign operations.

Current and non-current deferred tax assets were $10,777 and $15,225 at June 30, 2013, respectively, as compared to $978 and $1,281 at June 30, 2012, respectively. The increase is due to the release of a portion of the deferred tax valuation allowance during the fourth quarter of 2012. The Company maintains a valuation allowance of $70,385 at June 30, 2013 against its deferred tax assets related to various net operating loss carryforwards, tax credits, and loss carryforwards that are capital in nature. The Company will continue to evaluate the need for a valuation allowance in future periods.

During the three months ended June 30, 2013, the Company did not recognize any previously unrecognized tax benefits. During the six months ended June 30, 2013, the Company recognized $207 of previously unrecognized tax benefits due to the expiration of the statutes of limitations in one of its foreign jurisdictions, and reduced the balance of gross unrecognized tax benefits accordingly. The tax benefit for the three months ended June 30, 2013 did not include any release of interest and penalties related to uncertain tax positions, while the tax benefit for the six months ended June 30, 2013 included a release of interest and penalties of $57. As of June 30, 2013 and 2012, and December 31, 2012, the Company had approximately $622, $2,572 and $625, respectively, of accrued interest and penalties related to uncertain tax positions. The recognition of previously unrecognized tax benefits and the release of associated accrued interest and penalties reduced other long-term tax liabilities.

The Company believes it is reasonably possible that the total amount of unrecognized income tax benefit in the future could decrease by up to $203, excluding potential interest and penalties, related to its foreign operations over the course of the next twelve months ending June 30, 2014 due to expiring statutes of limitations that, if recognized, would affect its effective tax rate.

As of June 30, 2013, the Company had long-term deferred tax liabilities of $3,759 and other long-term tax liabilities of $977. Both are reported as long-term liabilities on the consolidated balance sheet.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

6.	Defined Contribution Plan

LeapFrog sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan allows employees to defer up to 100% of their eligible compensation, not to exceed the Internal Revenue Service (the “IRS”) maximum contribution limit. The Company provides a matching opportunity of 100% of eligible contributions up to a maximum of $3.5 per year per employee, which vests over three years. The Company recorded total compensation expense of $213 and $1,147, related to the defined contribution plan, for the three and six months ended June 30, 2013, respectively, and $216 and $923 for the three and six months ended June 30, 2012, respectively.

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

Stock plan activity

The table below summarizes award activity for the six months ended June 30, 2013:

	Stock		Total
	Options	RSUs	Awards
Outstanding at December 31, 2012	6,148	1,251	7,399
Grants	1,799	716	2,515
Stock option exercises/vesting RSUs	(385)	(277)	(662)
Retired or forfeited	(48)	(19)	(67)
Outstanding at June 30, 2013	7,514	1,671	9,185

Total shares available for future grant at June 30, 2013			7,000

As of June 30, 2013, the total shares available for future grant under the ESPP were 1,052.

Impact of stock-based compensation

The table below summarizes stock-based compensation expense for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
SG&A:
Stock options	$1,395	$604	$2,376	$1,128
RSUs	768	634	1,420	1,352
ESPP	127	97	245	164
Total SG&A	2,290	1,335	4,041	2,644
R&D:
Stock options	196	145	322	238
RSUs	102	87	180	157
Total R&D	298	232	502	395
Total expense	$2,588	$1,567	$4,543	$3,039

Valuation of stock-based compensation

Stock-based compensation expense related to stock options is calculated based on the fair value of each award on the grant date. In general, the fair value for stock option grants is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and six months ended June 30, 2013 and 2012:

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected term (years)	4.53	4.49	4.54	4.49
Volatility	72.5%	74.3%	72.8%	74.3%
Risk-free interest rate	0.71%	0.77%	0.71%	0.82%
Expected dividend yield	-%	-%	-%	-%

RSUs are payable in shares of the Company’s Class A common stock. The fair value of these stock-based awards is equal to the closing market price of the Company’s common stock on the date of grant. The grant-date fair value is recognized on a straight-line basis in compensation expense over the vesting period of these stock-based awards, which is generally four years.

Stock-based compensation expense related to the ESPP is estimated using the Black-Scholes option pricing model with the following assumptions for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected term (years)	0.5	0.5	0.5	0.5
Volatility	57.5%	59.8%	49.9% - 57.5%	44.1% - 59.8%
Risk-free interest rate	0.12%	0.13%	0.12-0.14%	0.05% - 0.13%
Expected dividend yield	-%	-%	-%	-%

8.	Derivative Financial Instruments

At June 30, 2013, December 31, 2012 and June 30, 2012, the Company had outstanding foreign exchange forward contracts with notional values of $11,308, $53,577 and $37,626, respectively. The gains and losses on these instruments are recorded in other income (expense) in the consolidated statements of operations. Gains and losses from foreign exchange forward contracts, net of gains and losses on the underlying transactions denominated in foreign currency, for the three and six months ended June 30, 2013 and 2012 are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gains (losses) on foreign exchange forward contracts	$38	$(57)	$1,510	$(595)
Losses on underlying transactions denominated in foreign currency	(223)	(182)	(2,077)	(92)
Net losses	$(185)	$(239)	$(567)	$(687)

9.	Net Loss per Share

Options to purchase shares of common stock and RSUs excluded from the calculation of diluted net loss per share were 7,308 and 3,271 for the three months ended June 30, 2013 and 2012, respectively, and 5,180 and 2,580 for the six months ended June 30, 2013 and 2012, respectively, as the effect would have been antidilutive.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

•	The International segment is responsible for the localization, sales and marketing of multimedia learning platforms, related content and learning toys, originally developed for the U.S., sold primarily through retailers, distributors and the App Center outside of the U.S.

The table below shows certain information by segment for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales:
United States	$58,358	$49,141	$116,455	$101,359
International	24,628	22,339	49,468	42,131
Totals	$82,986	$71,480	$165,923	$143,490
(Loss) income from operations:
United States	$(10,215)	$(11,021)	$(19,466)	$(22,722)
International	5,302	3,551	10,002	6,704
Totals	$(4,913)	$(7,470)	$(9,464)	$(16,018)

For the three and six months ended June 30, 2013 and 2012, the U.S. and the United Kingdom each accounted for more than 10% of the Company’s consolidated net sales, respectively.

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

In addition, as of June 30, 2013, the Company had outstanding off-balance sheet commitments for outsourced manufacturing and component purchases of $791.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about management’s expectations, including, without limitation, our intention not to repatriate any foreign earnings to the U.S., expectations regarding the effect of our net operating loss or tax credit carryforwards on any tax liability associated with the repatriation of cash held by our foreign subsidiaries, the anticipated impact of our accumulated deficit, the funding, nature and amount of future capital expenditures, the future funding of our working capital needs, and the timing, seasonality and expectations of cash flows from operations. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “future,” “potential,” or the negative of these terms or other comparable terminology. Our actual results, levels of activity, performance, achievements or the timing of events may differ materially from those expressed or implied by such forward-looking statements. The risks that could cause our results to differ include, without limitation, deterioration of global economic conditions, our ability to correctly predict highly changeable consumer preferences and product trends, our ability to continue to develop new products and services, our reliance on a small group of retailers for the majority of our gross sales, our ability to compete effectively with competitors, the seasonality of our business, consumer acceptance of downloadable content and data collection, system failures in our online services or web store, our dependence on our suppliers for our components and raw materials, our reliance on a limited number of manufacturers, our ability to maintain sufficient inventory levels, our ability to maintain or acquire licenses, third parties who claim we are infringing on their intellectual property rights, errors or defects in our products, the sufficiency of our liquidity, the risk associated with international operations, costs or changes associated with compliance with laws and regulations, negative political developments, natural disasters, armed hostilities, terrorism, labor strikes or public health issues, the loss of members of our executive management team, continued ownership by a few stockholders of a significant percentage of the voting power in the company, and the volatility of our stock price. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or the timing of any events. We make these statements as of the date of this Quarterly Report on Form 10-Q and undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report, except as required by law.

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

Our Business

LeapFrog, founded in 1995 and incorporated in 1997 in the State of Delaware, is a leading developer and distributor of educational entertainment for children. Our product portfolio consists of multimedia learning platforms and related content and learning toys. We have developed a number of learning platforms, including the LeapPad family of learning tablets, the Leapster family of handheld learning game systems, the LeapReader reading and writing systems, and the Tag and Tag Junior reading systems, all of which support a broad library of content titles. We have created hundreds of interactive content titles for our platforms, covering subjects such as phonics, reading, writing and math. In addition, we have a broad line of stand-alone learning toys. Many of our products connect to our proprietary online LeapFrog Learning Path, which provides personalized feedback on a child’s learning progress and offers product recommendations to enhance each child’s learning experience. Our products are available in four languages and are sold globally through retailers, distributors and directly to consumers via the leapfrog.com online store and LeapFrog App Center.

Due to the seasonality of our business, our results of operations for interim periods are not necessarily indicative of the operating results for a full year.

Consolidated Results of Operations

	Three Months Ended June 30,		Change 2013 vs.	Six Months Ended June 30,		Change 2013 vs.
	2013	2012	2012	2013	2012	2012
	(Dollars in millions, except per share data)
Net sales	$83.0	$71.5	16%	$165.9	$143.5	16%
Cost of sales	52.1	42.9	21%	101.7	85.2	19%
Gross margin *	37.2%	39.9%	(2.7)**	38.7%	40.6%	(1.9)**
Operating expenses	35.8	36.0	(1)%	73.7	74.3	(1)%
Operating expenses as a percent of net sales	43%	50%	(7)**	44%	52%	(8)**
Loss from operations	(4.9)	(7.5)	34%	(9.5)	(16.0)	41%
Net loss per share - basic and diluted	$(0.05)	$(0.12)	$0.07 ***	$(0.09)	$(0.26)	$0.17 ***

*	Gross profit as a percentage of net sales
**	Percentage point change
***	Dollar change

Net sales for the three months ended June 30, 2013 increased 16% as compared to the same period in 2012, largely driven by sales of multimedia learning platforms, including LeapPad2, which launched in the third quarter of 2012, and LeapPad 2 Power, LeapPad Ultra and LeapReader, which launched in the second quarter of 2013. Net sales for the six months ended June 30, 2013 increased 16% as compared to the same period in 2012, largely driven by higher sales in LeapPad2, LeapReader and learning toys, partially offset by higher trade allowances and discounts as a percentage of net sales, resulting from an increase in claims related to higher sales in the fourth quarter of the prior year. Net sales for the three and six months ended June 30, 2013 were not materially affected by foreign currency exchange rates.

Cost of sales for the three and six months ended June 30, 2013 increased 21% and 19%, respectively, as compared to the same periods in 2012, primarily driven by higher sales volume, higher product costs resulting from a change in the sales mix with proportionally higher sales of hardware, and higher royalty costs resulting from an increase in sales of licensed content.

Consolidated gross margin for the three and six months ended June 30, 2013 was 37.2% and 38.7%, respectively, a decrease of 2.7 and 1.9 percentage points, respectively, as compared to the same periods of 2012, primarily driven by changes in product mix with proportionally higher sales of lower-margin hardware, and higher freight costs, partially offset by lower inventory allowances, and higher sales volume which reduced the impact of fixed logistic costs. The gross margin for the six months ended June 30, 2013 was also negatively impacted by higher trade allowances and discounts as a percentage of net sales.

Operating expenses for the three months ended June 30, 2013 decreased 1% as compared to the same period of 2012, primarily driven by a planned reduction in television commercial spending in the current period as compared to the prior year period, and a decrease in incentive compensation expense. The decreases were largely offset by higher expenses due to an increase in headcount to support our strategic initiatives. Operating expenses for the six months ended June 30, 2013 decreased 1% as compared to the same period of 2012, primarily due to bad debt expense of $3.1 million in the prior year period related to an isolated customer bankruptcy, and a decrease in incentive compensation expense, largely offset by higher expenses due to an increase in headcount to support our strategic initiatives. Operating expenses as a percentage of net sales declined by 7 percentage points and 8 percentage points for the three and six months ended June 30, 2013, respectively, as higher sales volume reduced the impact of fixed costs.

Loss from operations for the three and six months ended June 30, 2013 improved 34% and 41%, respectively, as compared to the same periods in 2012, due to the increase in net sales, partially offset by lower gross margin.

Basic and diluted net loss per share for the three and six months ended June 30, 2013 improved by $0.07 and $0.17, respectively, as compared to the same periods of 2012. The improvements include $0.03 and $0.05, respectively, due to the recognition of U.S. tax benefits unrecognized in prior periods due to the valuation allowance.

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

	Three Months Ended June 30,		% Change 2013 vs.		Six Months Ended June 30,		% Change 2013 vs.
	2013	2012	2012		2013	2012	2012
	(Dollars in millions)
SG&A expenses	$21.8	$20.2	8%		$43.7	$43.9	-%
As a percent of net sales	26%	28%	(2	)*	26%	31%	(5	)*

*	Percentage point change

SG&A expenses for the three months ended June 30, 2013 increased 8% as compared to the same period in 2012, primarily driven by higher expenses due to an increase in headcount to support our strategic initiatives, partially offset by a decrease in incentive compensation expense. SG&A expenses for the six months ended June 30, 2013 remained relatively flat as compared to the same period in 2012, primarily due to bad debt expense of $3.1 million in 2012 related to an isolated customer bankruptcy, and a decrease in incentive compensation expense, offset by higher expenses due to an increase in headcount.

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

	Three Months Ended June 30,		% Change 2013 vs.		Six Months Ended June 30,		% Change 2013 vs.
	2013	2012	2012		2013	2012	2012
	(Dollars in millions)
R&D expenses	$8.7	$8.8	(2)%		$17.7	$17.7	-%
As a percent of net sales	10%	12%	(2	)*	11%	12%	(1	)*

* Percentage point change

R&D expenses for the three and six months ended June 30, 2013 remained relatively flat as compared to the same periods in 2012, with a decrease in incentive compensation expense, offset by higher expenses due to an increase in headcount to support our strategic initiatives.

Advertising Expense

Advertising expense consists of costs associated with marketing, advertising and promoting our products, including customer-related discounts and promotional allowances.

	Three Months Ended June 30,		% Change 2013 vs.		Six Months Ended June 30,		% Change 2013 vs.
	2013	2012	2012		2013	2012	2012
	(Dollars in millions)
Advertising expenses	$2.7	$4.3	(38)%		$6.8	$6.8	-%
As a percent of net sales	3%	6%	(3	)*	4%	5%	(1	)*

* Percentage point change

Advertising expense for the three months ended June 30, 2013 decreased 38% as compared to the same period in 2012, primarily due to a planned reduction in television commercial spending in the current period as compared to the prior year period, and expenses related to the Easter holiday which occurred during the first quarter of the current year versus the second quarter of the prior year. Advertising expense for the six months ended June 30, 2013 remained flat as compared to the same period in 2012, with a planned reduction in television commercial spend in the current period offset by an increase in cooperative print advertising to drive higher retail sales.

Depreciation and Amortization Expenses

	Three Months Ended June 30,		% Change 2013 vs.		Six Months Ended June 30,		% Change 2013 vs.
	2013	2012	2012		2013	2012	2012
	(Dollars in millions)
Depreciation and amortization	$2.6	$2.6	(1)%		$5.4	$5.9	(9)%
As a percent of net sales	3%	4%	(1	)*	3%	4%	(1	)*

* Percentage point change

Depreciation and amortization expenses for the six months ended June 30, 2013 decreased 9% as compared to the same period in 2012, primarily due to a reduction in amortization of other intangible assets as a result of certain assets reaching their full amortization during the first quarter of 2012, partially offset by an increase in depreciation of property and equipment as a result of an increase in capital expenditure in the current year period.

Other income (expense), net

Other income (expense) for the three and six months ended June 30, 2013 improved $0.9 million as compared to the same periods in 2012, primarily due to the one-time settlement of a dispute with a supplier.

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

	Three Months Ended June 30,		% Change 2013 vs.	Six Months Ended June 30,		% Change 2013 vs.
	2013	2012	2012	2013	2012	2012
	(Dollars in millions)
Net sales	$58.4	$49.1	19%	$116.5	$101.4	15%
Cost of sales	36.9	28.8	28%	72.0	59.7	20%
Gross margin *	36.8%	41.4%	(4.6)**	38.2%	41.1%	(2.9)**
Operating expenses	31.7	31.4	1%	64.0	64.3	(1)%
Operating expenses as a percent of net sales	54%	64%	(10)**	55%	63%	(8)**
Loss from operations	$(10.2)	$(11.0)	7%	$(19.5)	$(22.7)	14%

*	Gross profit as a percentage of net sales
**	Percentage point change

Net sales for the three months ended June 30, 2013 increased 19% as compared to the same period in 2012, largely driven by sales of multimedia learning platforms, including LeapPad2, which launched in the third quarter of 2012, and LeapPad 2 Power, LeapPad Ultra and LeapReader, which launched in the second quarter of 2013. Net sales for the six months ended June 30, 2013 increased 15% as compared to the same period in 2012, largely driven by sales of multimedia learning platforms, partially offset by higher trade allowances and discounts resulting from an increase in claims related to higher sales in the fourth quarter of the prior year.

Cost of sales for the three and six months ended June 30, 2013 increased 28% and 20%, respectively, as compared to the same periods in 2012, primarily driven by higher sales volume, higher product costs resulting from a change in the sales mix with proportionally higher sales of hardware, and higher royalty costs resulting from an increase in sales of licensed content.

Gross margin for the three and six months ended June 30, 2013 decreased 4.6 and 2.9 percentage points, respectively, as compared to the same periods of 2012, primarily driven by changes in product mix with proportionally higher sales of lower-margin hardware, and higher freight costs, partially offset by lower inventory allowances, and higher sales volume which reduced the impact of fixed logistic costs. The gross margin for the six months ended June 30, 2013, was also negatively impacted by higher trade allowances and discounts as a percentage of net sales.

Operating expenses for the three months ended June 30, 2013 increased 1% as compared to the same period of 2012, primarily driven by higher expenses due to increased headcount to support our strategic initiatives, largely offset by and a decrease in incentive compensation expense and a planned reduction in television commercial spending in the current period as compared to the prior year period. Operating expenses for the six months ended June 30, 2013 decreased 1% as compared to the same period of 2012, primarily due to bad debt expense of $3.1 million in the prior year period related to an isolated customer bankruptcy, and a decrease in incentive compensation expense, largely offset by higher expenses due to increased headcount in 2013 to support our strategic initiatives. Operating expenses as a percentage of net sales declined by 10 percentage points and 8 percentage points for the three and six months periods, respectively, as higher sales volume leveraged costs.

Loss from operations for the three and six months ended June 30, 2013 improved 7% and 14% as compared to the same periods in 2012, respectively, due to the increase in net sales, partially offset by lower gross margin.

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

	Three Months Ended June 30,		% Change 2013 vs.	Six Months Ended June 30,		% Change 2013 vs.
	2013	2012	2012	2013	2012	2012
	(Dollars in millions)
Net sales	$24.6	$22.3	10%	$49.5	$42.1	17%
Cost of sales	15.2	14.1	8%	29.7	25.5	17%
Gross margin *	38.2%	36.8%	1.4 **	39.9%	39.5%	0.4 **
Operating expenses	4.1	4.7	(12)%	9.7	10.0	(2)%
Operating expenses as a percent of net sales	17%	21%	(4)**	20%	24%	(4)**
Income from operations	$5.3	$3.6	49%	$10.0	$6.7	49%

* Gross profit as a percentage of net sales

** Percentage point change

Net sales for the three months ended June 30, 2013 increased 10% as compared to the same period in 2012, largely driven by sales of multimedia learning platforms, including LeapPad2, which launched in major markets in the third quarter of 2012, and LeapPad 2 Power, LeapPad Ultra and LeapReader, which launched in the second quarter of 2013. Net sales for the six months ended June 30, 2013 increased 17% as compared to the same period in 2012, largely driven by sales of multimedia learning platforms and learning toys, partially offset by higher trade allowances and discounts resulting from an increase in claims related to higher sales in the fourth quarter of the prior year. Net sales for the three months ended June 30, 2013 included a 1% negative impact from changes in currency exchange rates. Net sales for the six months ended June 30, 2013 were not materially affected by foreign currency exchange rates.

Cost of sales for the three and six months ended June 30, 2013 increased 8% and 17%, respectively, as compared to the same periods in 2012, primarily driven by higher sales volume, offset by lower inventory allowances and logistic costs. Cost of sales for the six months ended June 30, 2013 also included higher royalty costs resulting from an increase in sales of licensed content.

Gross margin for the three and six months ended June 30, 2013 increased 1.4 and 0.4 percentage points, respectively, as compared to the same periods of 2012, primarily driven by lower inventory allowances, and higher sales volume which reduced the impact of fixed logistic costs, partially offset by higher royalty costs resulting from proportionally higher sales of licensed content.

Operating expenses for the three and six months ended June 30, 2013 decreased 12% and 2%, respectively, as compared to the same periods in 2012, primarily driven by a planned reduction in television commercial spending in the current period as compared to the prior year period. Operating expenses as a percentage of net sales declined by 4 percentage points for both the three and six months ended June 30, 2013, as higher sales volume reduced the impact of fixed costs.

Income from operations for both the three and six months ended June 30, 2013 increased 49% as compared to the same periods in 2012, primarily due to the increase in net sales and improved gross margin percentage.

Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents totaled $181.4 million and $126.9 million at June 30, 2013 and 2012, respectively. The increase in cash and cash equivalents was primarily due to an increase in cash provided by accounts receivable collection and improved operating results. Cash and cash equivalents held by our foreign subsidiaries totaled $18.2 million and $19.2 million at June 30, 2013 and 2012, respectively. In line with our investment policy, all cash equivalents were invested in high-grade short-term money market funds, including Treasury money market funds, as of June 30, 2013.

We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2013 to be indefinitely reinvested, and accordingly, no U.S. income taxes have been provided thereon. We do not currently intend to repatriate any foreign earnings to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business. However, if we were to repatriate these amounts, any associated tax liability would be fully offset by our net operating loss or tax credit carryforwards for the foreseeable future.

We have an asset-based revolving credit facility (the “revolving credit facility”) with a potential borrowing availability of $75.0 million for the months of September through December and $50.0 million for the remaining months. The borrowing availability varies according to the levels of our accounts receivable and cash and investment securities deposited in secured accounts with the lenders. Borrowing availability under this revolving credit facility was $35.9 million as of June 30, 2013. There were no borrowings outstanding on our revolving credit facility at June 30, 2013.

Our accumulated deficit of $82.3 million at June 30, 2013 is not expected to have an impact on our future ability to operate, given our anticipated cash flows from operations, strong cash position and the availability of our revolving credit facility.

Future capital expenditures are primarily planned for new product development and purchases related to the upgrading of our information technology capabilities. We expect that capital expenditures for the remainder of 2013, including those for capitalized content and website development costs, will be funded with cash flows generated by operations. Capital expenditures were $18.7 million for the six months ended June 30, 2013 and $10.3 million for the same period of 2012. We expect capital expenditures to be in the range of $30.0 million to $35.0 million for the year ending December 31, 2013.

We believe that cash on hand, cash flow from operations and amounts available under our revolving credit facility will provide adequate funds for our working capital needs and planned capital expenditures over the next twelve months. Our ability to fund our working capital needs and planned capital expenditures, as well as our ability to comply with all of the financial covenants of our revolving credit facility, depend on our future operating performance and cash flows, which in turn are subject to prevailing economic conditions.

Cash Sources and Uses

The table below shows our sources and uses of cash for the six months ended June 30, 2013 as compared to the same period in 2012:

	Six Months Ended June 30,		% Change 2013 vs.
	2013	2012	2012
	(Dollars in millions)
Cash flows provided by (used in):
Operating activities	$79.3	$61.3	29%
Investing activities	(18.7)	(7.8)	(140)%
Financing activities	1.4	1.5	(9)%
Effect of exchange rate fluctuations on cash	(0.6)	0.1	N/M
Increase in cash and cash equivalents	$61.4	$55.1	12%

Cash flow provided by operations for the six months ended June 30, 2013 increased $18.0 million as compared to the same period in 2012, primarily due to an increase in cash provided by accounts receivable collection, higher accounts payable, and improved net loss reconciled to operating activities, partially offset by increases in inventory purchase and bonus payouts.

Net cash used in investing activities for the six months ended June 30, 2013 increased $10.9 million as compared to the same period of 2012, primarily due to an increase in computer hardware and software purchases to upgrade our information technology capabilities.

Net cash provided by financing activities for the six months ended June 30, 2013 decreased $0.1 million as compared to the same period of 2012, primarily due to lower payroll taxes related to a decrease in employee RSUs released, largely offset by an increase in proceeds from stock option exercises and employee stock purchase plan.

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

Contractual Obligations and Commitments

We have had no material changes outside the ordinary course of our business in our contractual obligations during the three and six months ended June 30, 2013.

In addition, as of June 30, 2013, we had outstanding off-balance sheet commitments for outsourced manufacturing and component purchases of $0.8 million.

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

We have made no material changes to any of our critical accounting policies through June 30, 2013.

Recently Adopted Accounting Guidance

In February 2013, the FASB issued ASU 2012-02, Comprehensive Income (Topic 220). The objective of this guidance is to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. This guidance became effective prospectively for reporting periods beginning after December 15, 2012. We adopted this guidance on January 1, 2013. The adoption of this guidance did not result in any material impact to our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350). The objective of this guidance is to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This guidance became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We adopted this guidance on January 1, 2013. The adoption of this guidance did not result in any material impact to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in Item 7A of our 2012 Form 10-K have not changed materially for our quarter ended June 30, 2013.

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

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements, but the program, when properly executed, may not always eliminate our exposure to movements of currency exchange rates. The results of our hedging program for the three and six months ended June 30, 2013 and 2012 are summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Gains (losses) on foreign exchange forward contracts	$38	$(57)	$1,510	$(595)
Losses on underlying transactions denominated in foreign currency	(223)	(182)	(2,077)	(92)
Net losses	$(185)	$(239)	$(567)	$(687)

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts outstanding as of June 30, 2013 is as follows:

	As of June 30, 2013
	Average Forward Exchange Rate	Notional Amount in Local Currency	Fair Value of Instruments in USD
		(1)	(2)
Currencies:
British Pound (GBP/USD)	1.516	7,739	$(8)
Euro (Euro/USD)	1.298	3,569	(11)
Total fair value of instruments in USD			$(19)

(1)	In thousands of local currency
(2)	In thousands of USD

Cash equivalents are presented at fair value on our consolidated balance sheet. We invest our excess cash in accordance with our investment policy. As of June 30, 2013 and December 31, 2012 and June 30, 2012, our excess cash was invested in high-grade money market funds. Any adverse changes in interest rates or securities prices may decrease the value of our investments and operating results.

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

Based upon the evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 11—“Commitments and Contingencies” in our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” in our 2012 Form 10-K.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-86898	3.03	7/22/2002

3.02	Amended and Restated Bylaws	8-K	001-31396	3.01	11/20/2012

4.01	Form of Specimen Class A Common Stock Certificate	10-Q	001-31396	4.01	11/3/2011

4.02	Fourth Amended and Restated Stockholders Agreement, dated as of May 30, 2003, by and among LeapFrog Enterprises, Inc. and the other persons named therein	10-Q	001-31396	4.02	8/12/2003

10.01	Amended and Restated 2002 Non-Employee Directors' Stock Award Plan					X

10.02	Form of Non-Employee Director Stock Option Agreement under the Amended and Restated 2011 Equity and Incentive Plan					X

10.03	Form of Non-Employee Director Restricted Stock Unit Agreement under the Amended and Restated 2011 Equity and Incentive Plan					X

10.04	Amendment No. 1 to Employment Agreement, dated as of May 21, 2013, between LeapFrog Enterprises, Inc. and John Barbour					X

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements (furnished herewith)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc.
(Registrant)

/s/ John Barbour
John Barbour
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2013

/s/ Raymond L. Arthur
Raymond L. Arthur
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2013

