Form 10-Q
period 2013-09-30
LEAPFROG ENTERPRISES INC
filed 2013-11-06
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2013

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

As of October 31, 2013, 64,527,938 shares of Class A common stock, par value $0.0001 per share, and 4,395,461 shares of Class B common stock, par value $0.0001 per share, of the registrant were outstanding.

LEAPFROG ENTERPRISES, INC.

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,		December 31,
	2013	2012	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,373	$49,427	$120,000
Accounts receivable, net of allowances for doubtful accounts of $106, $3,893 and $292, respectively	184,798	170,106	180,043
Inventories	121,738	115,083	40,311
Prepaid expenses and other current assets	8,727	9,522	8,353
Deferred income taxes	4,248	1,035	9,315
Total current assets	397,884	345,173	358,022
Deferred income taxes	6,181	1,309	13,269
Property and equipment, net	32,233	20,411	23,723
Capitalized product costs, net	15,825	10,935	12,109
Goodwill	19,549	19,549	19,549
Other intangible assets, net	200	1,550	950
Other assets	1,161	1,534	1,283
Total assets	$473,033	$400,461	$428,905

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$59,086	$82,128	$31,617
Accrued liabilities	35,348	37,546	51,353
Deferred revenue	12,696	8,176	8,516
Income taxes payable	712	414	493
Total current liabilities	107,842	128,264	91,979
Long-term deferred income taxes	3,759	3,798	3,759
Other long-term liabilities	1,824	2,723	3,224
Total liabilities	113,425	134,785	98,962
Commitments and contingencies (Note 11)
Stockholders' equity:
Class A Common Stock, par value $0.0001;
Authorized - 139,500 shares; Outstanding: 64,524, 61,905 and 61,970, respectively	6	6	6
Class B Common Stock, par value $0.0001;
Authorized - 40,500 shares; Outstanding: 4,395, 5,715 and 5,715, respectively	1	1	1
Treasury stock	(185)	(185)	(185)
Additional paid-in capital	415,618	403,187	405,078
Accumulated other comprehensive income	124	976	1,071
Accumulated deficit	(55,956)	(138,309)	(76,028)
Total stockholders’ equity	359,608	265,676	329,943
Total liabilities and stockholders’ equity	$473,033	$400,461	$428,905

See accompanying notes

 LEAPFROG ENTERPRISES, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

 (In thousands, except per share data)

 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net sales	$200,985	$193,072	$366,908	336,562
Cost of sales	121,607	115,771	223,316	200,974
Gross profit	79,378	77,301	143,592	135,588

Operating expenses:
Selling, general and administrative	18,893	21,257	62,612	65,158
Research and development	7,543	9,164	25,250	26,902
Advertising	7,411	7,179	14,253	13,932
Depreciation and amortization	2,631	2,838	8,041	8,751
Total operating expenses	36,478	40,438	110,156	114,743
Income from operations	42,900	36,863	33,436	20,845

Other income (expense):
Interest income	12	37	54	226
Interest expense	(9)	(49)	(9)	(49)
Other, net	37	(898)	12	(2,014)
Total other income (expense), net	40	(910)	57	(1,837)
Income before income taxes	42,940	35,953	33,493	19,008
Provision for (benefit from) income taxes	16,567	(5,785)	13,421	(5,163)
Net income	$26,373	$41,738	$20,072	$24,171

Net income per share:
Class A and B - basic	$0.38	$0.62	$0.29	$0.36
Class A and B - diluted	$0.37	$0.60	$0.28	$0.35

Weighted-average shares used to calculate net income
per share:
Class A and B - basic	68,552	67,400	68,200	66,912
Class A and B - diluted	71,051	69,512	70,744	69,071

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$26,373	$41,738	$20,072	$24,171
Other comprehensive income, before tax:
Currency translation adjustments	558	1,134	(947)	1,291
Transfer of temporary gain on long-term investments	-	-	-	(241)
Total other comprehensive income, before tax	558	1,134	(947)	1,050
Transfer of tax expense allocated to temporary gain on long-term investments	-	-	-	151
Other comprehensive income, net of tax	558	1,134	(947)	1,201
Comprehensive income	$26,931	$42,872	$19,125	$25,372

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income	$20,072	$24,171
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,241	16,871
Deferred income taxes	12,140	238
Stock-based compensation expense	7,166	5,066
Loss on sale of long-term investments, net of tax	-	91
Loss on disposal of long-term assets	-	2
Allowance for doubtful accounts	(101)	3,371
Other changes in operating assets and liabilities:
Accounts receivable, net	(5,117)	(15,493)
Inventories	(81,848)	(80,149)
Prepaid expenses and other current assets	(424)	(1,367)
Other assets	122	(414)
Accounts payable	27,509	47,454
Accrued liabilities and deferred revenue	(11,712)	(4,805)
Other long-term liabilities	(1,400)	(6,638)
Income taxes payable	224	37
Net cash used in operating activities	(18,128)	(11,565)
Investing activities:
Purchases of property and equipment	(17,127)	(10,396)
Capitalization of product costs	(9,605)	(5,623)
Sales of investments	-	2,500
Net cash used in investing activities	(26,732)	(13,519)
Financing activities:
Proceeds from stock option exercises and employee stock purchase plan	4,499	4,007
Net cash paid for payroll taxes on restricted stock unit releases	(1,126)	(1,513)
Net cash provided by financing activities	3,373	2,494
Effect of exchange rate changes on cash	(140)	154
Net change in cash and cash equivalents	(41,627)	(22,436)
Cash and cash equivalents, beginning of period	120,000	71,863
Cash and cash equivalents, end of period	$78,373	$49,427

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

2.	Fair Values of Financial Instruments and Investments

Fair value is defined by authoritative guidance as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

•	Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. As of September 30, 2013, the Company’s Level 1 assets consist of money market funds with original maturities of three months or less and recorded in cash and cash equivalents. These assets are considered highly liquid and are stated at cost, which approximates market value.

•	Level 2 includes financial instruments for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument. Such inputs could be quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transactions (less-active markets), or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data, including market interest rate curves, referenced credit spreads and prepayment rates.

The Company’s Level 2 assets and liabilities consist of outstanding foreign exchange forward contracts used to hedge its exposure to certain foreign currencies, including the British Pound, Canadian Dollar and Euro. The Company’s outstanding foreign exchange forward contracts, all with maturities of approximately one month, had notional values of $70,665, $53,577 and $72,632 at September 30, 2013, December 31, 2012 and September 30, 2012, respectively. The fair market values of these instruments were $(195), $(255) and $(87) and recorded in accrued liabilities as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

•	Level 3 includes financial instruments for which fair value is derived from valuation techniques, including pricing models and discounted cash flow models, in which one or more significant inputs, including the Company’s own assumptions, are unobservable. The Company did not hold any Level 3 assets as of September 30, 2013, December 31, 2012 and September 30, 2012.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2013, December 31, 2012 and September 30, 2012:

	Estimated Fair Value Measurements
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2013:
Financial Assets:
Money market funds	$58,761	$58,761	$-	$-
Financial Liabilities:
Forward currency contracts	$(195)	$-	$(195)	$-
December 31, 2012:
Financial Assets:
Money market funds	$85,003	$85,003	$-	$-
Financial Liabilities:
Forward currency contracts	$(255)	$-	$(255)	$-
September 30, 2012
Financial Assets:
Money market funds	$30,000	$30,000	$-	$-
Financial Liabilities:
Forward currency contracts	$(87)	$-	$(87)	$-

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

3.	Inventories

Inventories consisted of the following as of September 30, 2013 and 2012, and December 31, 2012:

	September 30,		December 31,
	2013	2012	2012
Raw materials	$5,364	$6,385	$1,243
Finished goods	116,374	108,698	39,068
Total	$121,738	$115,083	$40,311

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

4.	Other Intangible Assets

The Company’s other intangible assets were as follows as of September 30, 2013 and 2012, and December 31, 2012:

	September 30,		December 31,
	2013	2012	2012
Intellectual property, license agreements and other intangibles	$16,755	$16,755	$16,755
Less: accumulated amortization	(16,555)	(15,205)	(15,805)
Total	$200	$1,550	$950

5.	Income Taxes

The Company’s provision for (benefit from) income taxes and effective tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Provision for (benefit from) provision for income taxes	$16,567	$(5,785)	$13,421	$(5,163)
Income before income taxes	42,940	35,953	33,493	19,008
Effective tax rate	38.6%	(16.1%)	40.1%	(27.2%)

The Company excludes jurisdictions with tax assets for which no benefit can be recognized from the computation of effective tax rate and tax provision. Accordingly, due to the full valuation allowance recorded against the Company’s domestic deferred tax as of September 30, 2012, the Company’s domestic operations were excluded from the computation of tax benefits for the three and nine months ended September 30, 2012. The tax benefits for the 2012 periods were primarily attributable to the recognition of previously unrecognized tax benefits due to the expiration of statutes of limitations in the Company’s foreign jurisdictions, offset by foreign tax expense and certain discrete tax items including amortization of goodwill for tax purposes.

During the fourth quarter of 2012, after considering the relative impact of all evidence, positive and negative, the Company determined, at the required more-likely-than-not level of certainty, that a portion of its domestic deferred tax assets will be realized. Accordingly, for the three and nine months ended September 30, 2013, in addition to tax provisions attributable to its foreign operations, the Company’s effective tax rate and income tax provision included tax expense attributable to its domestic operating income for the respective periods.

Current and non-current deferred tax assets were $4,248 and $6,181 at September 30, 2013, respectively, as compared to $1,035 and $1,309 at September 30, 2012, respectively. The increase is due to the release of a portion of the deferred tax valuation allowance that occurred in the fourth quarter of 2012, partially offset by the realization of tax benefits in the current year.

During the three months ended September 30, 2013, the Company did not recognize any previously unrecognized tax benefits. During the nine months ended September 30, 2013, the Company recognized $207 of previously unrecognized tax benefits due to the expiration of the statutes of limitations in one of its foreign jurisdictions, and reduced the balance of gross unrecognized tax benefits accordingly. The tax provision for the three months ended September 30, 2013 did not include any release of interest and penalties related to uncertain tax positions. The tax provision for the nine months ended September 30, 2013 included a release of interest and penalties of $57. The recognition of previously unrecognized tax benefits and the release of associated accrued interest and penalties reduced other long-term tax liabilities. As of September 30, 2013 and 2012, and December 31, 2012, the Company had approximately $647, $2,645 and $625, respectively, of accrued interest and penalties related to uncertain tax positions.

The Company believes it is reasonably possible that the total amount of unrecognized income tax benefit in the future could decrease by up to $495, excluding potential interest and penalties, related to its foreign operations over the course of the next twelve months ending September 30, 2014 due to expiring statutes of limitations that, if recognized, would affect its effective tax rate.

As of September 30, 2013, the Company had long-term deferred tax liabilities of $3,759 and other long-term tax liabilities of $1,003. Both are reported as long-term liabilities on the consolidated balance sheet.

6.	Defined Contribution Plan

LeapFrog sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan allows employees to defer up to 100% of their eligible compensation, not to exceed the Internal Revenue Service (the “IRS”) maximum contribution limit. The Company provides a matching opportunity of 100% of eligible contributions up to a maximum of $3.5 per year per employee, which vests over three years. The Company recorded total compensation expense of $147 and $1,294, related to the defined contribution plan, for the three and nine months ended September 30, 2013, respectively, and $164 and $1,087 for the three and nine months ended September 30, 2012, respectively.

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

Stock plan activity

The table below summarizes award activity for the nine months ended September 30, 2013:

	Stock		Total
	Options	RSUs	Awards
Outstanding at December 31, 2012	6,148	1,251	7,399
Grants	2,064	821	2,885
Stock option exercises/vesting RSUs	(827)	(346)	(1,173)
Retired or forfeited	(93)	(39)	(132)
Outstanding at September 30, 2013	7,292	1,687	8,979

Total shares available for future grant at September 30, 2013			6,717

As of September 30, 2013, the total shares available for future grant under the ESPP were 964.

Impact of stock-based compensation

The table below summarizes stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
SG&A:
Stock options	$1,347	$968	$3,723	$2,096
RSUs	849	746	2,269	2,098
ESPP	97	80	342	244
Total SG&A	2,293	1,794	6,334	4,438
R&D:
Stock options	215	150	537	388
RSUs	115	83	295	240
Total R&D	330	233	832	628
Total expense	$2,623	$2,027	$7,166	$5,066

Valuation of stock-based compensation

Stock-based compensation expense related to stock options is calculated based on the fair value of each award on the grant date. In general, the fair value for stock option grants is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected term (years)	5.18	4.49	4.6	4.49
Volatility	69.9%	74.3%	72.5%	74.3%
Risk-free interest rate	1.51%	0.55%	0.80%	0.72%
Expected dividend yield	-%	-%	-%	-%

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

Stock-based compensation expense related to the ESPP is estimated using the Black-Scholes option pricing model with the following assumptions for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected term (years)	0.49 - 0.5	0.5	0.48 - 0.5	0.5
Volatility	36.0% - 57.5%	49.9% - 59.8%	36.0% - 57.5%	44.1% - 59.8%
Risk-free interest rate	0.05% - 0.12%	0.13% - 0.14%	0.05%-0.14%	0.05% - 0.14%
Expected dividend yield	- %	- %	- %	- %

8.	Derivative Financial Instruments

At September 30, 2013, December 31, 2012 and September 30, 2012, the Company had outstanding foreign exchange forward contracts with notional values of $70,665, $53,577 and $72,632, respectively. The gains and losses on these instruments are recorded in other income (expense) in the consolidated statements of operations. Gains and losses from foreign exchange forward contracts, net of gains and losses on the underlying transactions denominated in foreign currency, for the three and nine months ended September 30, 2013 and 2012 are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gains (losses) on foreign exchange forward contracts	$(1,307)	$(1,326)	$203	$(1,921)
Gains (losses) on underlying transactions denominated
in foreign currency	1,291	587	(786)	495
Net losses	$(16)	$(739)	$(583)	$(1,426)

9.	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share for three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(Numerator)
Net income	$26,373	$41,738	$20,072	$24,171
(Denominator)
Weighted average shares outstanding during period:
Class A and B - basic	68,552	67,400	68,200	66,912
Common stock equivalents	2,499	2,112	2,544	2,159
Class A and B - diluted	71,051	69,512	70,744	69,071
Net income per share:
Class A and B - basic	$0.38	$0.62	$0.29	$0.36
Class A and B - diluted	$0.37	$0.60	$0.28	$0.35

Options to purchase shares of our common stock and RSUs, totaling 3,470 and 2,871 were excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2013, respectively, as the effect would have been antidilutive. Options to purchase shares of our common stock and RSUs, totaling 2,002 and 1,207 were excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2012, respectively, as the effect would have been antidilutive.

10.	Segment Reporting

The Company’s business is organized, operated and assessed in two geographic segments: U.S. and International.

The Company attributes sales to non-U.S. countries on the basis of sales billed by each of its foreign subsidiaries to its customers. Additionally, the Company attributes sales to non-U.S. countries if the product is shipped from Asia or one of its leased warehouses in the U.S. to a distributor in a foreign country. Certain corporate-level operating expenses associated with sales and marketing, product support, human resources, legal, finance, information technology, corporate development, procurement activities, research and development expenses, legal settlements and other corporate costs are charged entirely to the Company’s U.S. segment and are not allocated to its International segment.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The primary business of the two operating segments is as follows:

•	The U.S. segment is responsible for the development, design, sales and marketing of the Company’s multimedia learning platforms, related content and learning toys, which are sold primarily through retailers, distributors, and directly to consumers via the leapfrog.com online store and the LeapFrog App Center (“App Center”) in the U.S.

•	The International segment is responsible for the localization, sales and marketing of multimedia learning platforms, related content and learning toys, originally developed for the U.S., sold primarily through retailers, distributors outside of the U.S., and directly to consumers via online stores and App Centers directed to certain international jurisdictions.

The table below shows certain information by segment for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales:
United States	$146,831	$145,691	$263,285	$247,050
International	54,154	47,381	103,623	89,512
Totals	$200,985	$193,072	$366,908	$336,562
Income from operations:
United States	$29,652	$24,781	$10,186	$2,059
International	13,248	12,082	23,250	18,786
Totals	$42,900	$36,863	$33,436	$20,845

For all periods presented, no countries other than the U.S. accounted for more than 10% of the Company’s consolidated net sales, respectively.

11.	Commitments and Contingencies

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

In addition, as of September 30, 2013, the Company had outstanding off-balance sheet commitments for outsourced manufacturing and component purchases of $791.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about management’s expectations, including, without limitation, the release of a considerable portion of our domestic deferred tax valuation allowance and the associated effect on net income, the normalization of our effective tax rates in periods following the release and the associated effect on net income, the indefinite reinvestment of the undistributed earnings of our foreign subsidiaries, our intention not to repatriate any foreign earnings to the U.S., expectations regarding the effect of our net operating loss or tax credit carryforwards on any tax liability associated with the repatriation of cash held by our foreign subsidiaries, the anticipated impact of our accumulated deficit, the funding, nature and amount of future capital expenditures, the future funding of our working capital needs, and the timing, seasonality and expectations of cash flows from operations. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “future,” “potential,” or the negative of these terms or other comparable terminology. Our actual results, levels of activity, performance, achievements or the timing of events may differ materially from those expressed or implied by such forward-looking statements. The risks that could cause our results to differ include, without limitation, deterioration of global economic conditions, our ability to correctly predict highly changeable consumer preferences and product trends, our ability to continue to develop new products and services, our reliance on a small group of retailers for the majority of our gross sales, our ability to compete effectively with competitors, the seasonality of our business, consumer acceptance of downloadable content and data collection, system failures in our online services or web store, our dependence on our suppliers for our components and raw materials, our reliance on a limited number of manufacturers, our ability to maintain sufficient inventory levels, our ability to maintain or acquire licenses, third parties who claim we are infringing on their intellectual property rights, errors or defects in our products, the sufficiency of our liquidity, the risk associated with international operations, costs or changes associated with compliance with laws and regulations, negative political developments, natural disasters, armed hostilities, terrorism, labor strikes or public health issues, the loss of members of our executive management team, continued ownership by a few stockholders of a significant percentage of the voting power in the company, and the volatility of our stock price. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or the timing of any events. We make these statements as of the date of this Quarterly Report on Form 10-Q and undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report, except as required by law.

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

Consolidated Results of Operations

	Three Months Ended September 30,		Change 2013 vs.		Nine Months Ended September 30,		Change 2013 vs.
	2013	2012	2012		2013	2012	2012
	(Dollars in millions, except per share data)
Net sales	$201.0	$193.1	4%		$366.9	$336.6	9%
Cost of sales	121.6	115.8	5%		223.3	201.0	11%
Gross margin *	39.5%	40.0%	(0.5	)**	39.1%	40.3%	(1.2	)**
Operating expenses	36.5	40.4	(10%)		110.2	114.7	(4%)
Operating expenses as a percent of net sales	18%	21%	(3	)**	30%	34%	(4	)**
Income from operations	42.9	36.9	16%		33.4	20.8	60%
Net income per share - basic	$0.38	$0.62	$(0.24	)***	$0.29	$0.36	$(0.07	)***
Net income per share - diluted	$0.37	$0.60	$(0.23	)***	$0.28	$0.35	$(0.07	)***

*   Gross profit as a percentage of net sales

**   Percentage point change

***   Dollar change

Net sales for the three months ended September 30, 2013 increased 4% as compared to the same period in 2012, largely driven by sales of multimedia learning platforms, including LeapPad2 Power, LeapPad Ultra and LeapReader, which launched in the second quarter of 2013. Net sales for the nine months ended September 30, 2013 increased 9% as compared to the same period in 2012, largely driven by higher sales in LeapPad2, LeapPad2 Power, LeapPad Ultra, LeapReader and learning toys, partially offset by higher trade allowances and discounts as a percentage of net sales. Net sales for the three months ended September 30, 2013 included a 1% negative impact from changes in currency exchange rates. Net sales for the nine months ended September 30, 2013 were not materially affected by foreign currency exchange rates.

Cost of sales for the three and nine months ended September 30, 2013 increased 5% and 11%, respectively, as compared to the same periods in 2012, primarily driven by higher sales volume, higher product costs resulting from a change in sales mix with proportionally higher sales of lower-margin hardware and higher royalty costs resulting from an increase in sales of licensed content.

Consolidated gross margin for the three and nine months ended September 30, 2013 was 39.5% and 39.1%, respectively, a decrease of 0.5 and 1.2 percentage points, respectively, as compared to the same periods of 2012, primarily driven by changes in product mix with proportionally higher sales of lower-margin hardware, higher trade allowances and discounts as a percentage of net sales, and higher royalty costs resulting from an increase in sales of licensed content. The decreases were partially offset by lower inventory allowances and higher sales volume which reduced the impact of fixed logistic costs.

Operating expenses for the three months ended September 30, 2013 decreased 10% as compared to the same period of 2012, primarily driven by a decrease in the provision for incentive compensation expense, partially offset by higher expenses due to an increase in headcount to support our strategic initiatives and slightly higher advertising expense. Operating expenses for the nine months ended September 30, 2013 decreased 4% as compared to the same period of 2012, primarily due to bad debt expense of $3.1 million in the prior year period related to an isolated customer bankruptcy, and a decrease in the provision for incentive compensation expense, largely offset by higher expenses due to an increase in headcount to support our strategic initiatives and slightly higher advertising expense. Operating expenses as a percentage of net sales declined by 3 percentage points and 4 percentage points for the three and nine months ended September 30, 2013, respectively, as higher sales volume reduced the impact of fixed costs.

Income from operations for the three and nine months ended September 30, 2013 increased 16% and 60%, respectively, as compared to the same periods in 2012, due to the increase in net sales and lower operating expenses, partially offset by lower gross margin.

Basic and diluted net income per share for the three and nine months ended September 30, 2013 decreased by $0.24 and $0.23, respectively, as compared to the same periods of 2012. Basic and diluted net income per share for the three and nine months ended September 30, 2013 included $0.22 and $0.17 of tax expense attributable to our U.S. operations, which were excluded in prior year periods due to the full valuation allowance recorded against our domestic deferred tax as of September 30, 2012. Basic and diluted net income per share for the same periods of 2012 included $0.10 and $0.09 of tax benefit, respectively, attributable to the recognition of tax benefits previously unrecognized due to the expiration of statutes of limitations in our foreign jurisdictions.

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

	Three Months Ended September 30,		% Change 2013 vs.		Nine Months Ended September 30,		% Change 2013 vs.
	2013	2012	2012		2013	2012	2012
	(Dollars in millions)
SG&A expenses	$18.9	$21.3	(11%)		$62.6	$65.2	(4%)
As a percent of net sales	9%	11%	(2	)*	17%	19%	(2	)*

*   Percentage point change

SG&A expenses for the three months ended September 30, 2013 decreased 11% as compared to the same period in 2012, primarily due to a decrease in the provision for incentive compensation expense, largely offset by higher infrastructure and professional services spending, and higher expenses due to an increase in headcount. SG&A expenses for the nine months ended September 30, 2013 decreased 4% as compared to the same period in 2012, primarily due to bad debt expense of $3.1 million in 2012 related to an isolated customer bankruptcy, and a decrease in the provision for incentive compensation expense, largely offset by higher infrastructure and professional services spending, and higher expenses due to an increase in headcount.

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

	Three Months Ended September 30,		% Change 2013 vs.		Nine Months Ended September 30,		% Change 2013 vs.
	2013	2012	2012		2013	2012	2012
	(Dollars in millions)
R&D expenses	$7.5	$9.2	(18%)		$25.3	$26.9	(6%)
As a percent of net sales	4%	5%	(1	)*	7%	8%	(1	)*

*   Percentage point change

R&D expenses for the three and nine months ended September 30, 2013 decreased 18% and 6%, respectively, as compared to the same periods in 2012, primarily due to a decrease in the provision for incentive compensation expense, partially offset by higher expenses due to an increase in headcount to support our strategic initiatives.

Advertising Expense

Advertising expense consists of costs associated with marketing, advertising and promoting our products, including customer-related discounts and promotional allowances.

	Three Months Ended September 30,		% Change 2013 vs.		Nine Months Ended September 30,		% Change 2013 vs.
	2013	2012	2012		2013	2012	2012
	(Dollars in millions)
Advertising expenses	$7.4	$7.2	3%		$14.3	$13.9	2%
As a percent of net sales	4%	4%	-	*	4%	4%	-	*

*   Percentage point change

Advertising expense for the three months ended September 30, 2013 increased 3% as compared to the same period in 2012, primarily due to an increase in marketing materials, social and search spending, partially offset by lower online advertising, and lower media and production spending. Advertising expense for the nine months ended September 30, 2013 increased 2% as compared to the same period in 2012, primarily due to an increase in cooperative print advertising to drive higher retail sales, an increase in marketing materials, social and search advertising spending, partially offset by a planned reduction in television commercial spending, lower online advertising, and lower media and production spending in the current period.

Depreciation and Amortization Expenses

	Three Months Ended September 30,		% Change 2013 vs.		Nine Months Ended September 30,		% Change 2013 vs.
	2013	2012	2012		2013	2012	2012
	(Dollars in millions)
Depreciation and amortization	$2.6	$2.8	(7%)		$8.0	$8.8	(8%)
As a percent of net sales	1%	1%	-	*	2%	3%	(1	)*

*   Percentage point change

Depreciation and amortization expenses for the three and nine months ended September 30, 2013 decreased 7% and 8%, respectively, as compared to the same period in 2012, primarily due to a reduction in amortization of other intangible assets as a result of certain assets reaching their full amortization during the first quarter of 2012, partially offset by an increase in depreciation of property and equipment as a result of an increase in capital expenditures in the current year period.

Other income (expense), net

Other income (expense) for the three and nine months ended September 30, 2013 improved $0.9 million and $1.8 million, respectively, as compared to the same periods in 2012, resulting primarily from our foreign currency activity. Other income (expense) for the nine months ended September 30, 2013 also included a one-time settlement of a dispute with a supplier.

Income Taxes

Our provision for (benefit from) income taxes and effective tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Provision for (benefit from) provision for income taxes	$16,567	$(5,785)	$13,421	$(5,163)
Income before income taxes	42,940	35,953	33,493	19,008
Effective tax rate	38.6%	(16.1%)	40.1%	(27.2%)

We exclude jurisdictions with tax assets for which no benefit can be recognized from the computation of effective tax rate and tax provision. Accordingly, due to the full valuation allowance recorded against our domestic deferred tax as of September 30, 2012, our domestic operations were excluded from the computation of tax benefits for the three and nine months ended September 30, 2012. The tax benefits for the 2012 periods were primarily attributable to the recognition of previously unrecognized tax benefits due to the expiration of statutes of limitations in our foreign jurisdictions, offset by foreign tax expense and certain discrete tax items including amortization of goodwill for tax purposes.

During the fourth quarter of 2012, after considering the relative impact of all evidence, positive and negative, we determined, at the required more-likely-than-not level of certainty, that a portion of our domestic deferred tax assets will be realized. Accordingly, for the three and nine months ended September 30, 2013, in addition to tax provisions attributable to our foreign operations, our effective tax rate and income tax provision included tax expense attributable to our domestic operating income for the respective periods.

We maintain a valuation allowance of $70,385 as of September 30, 2013 against our deferred tax assets related to various net operating loss carry forwards, tax credits, and loss carry forwards that are capital in nature. Continued improvement in operating results could lead to a release of a portion of our remaining domestic valuation allowance, as early as the fourth quarter of 2013. However, the exact timing and the portion of the valuation allowance released are subject to change based on the level of profitability in the remainder of 2013, and our visibility into future period results. We expect that a considerable portion of the valuation allowance release will be recorded as an income tax benefit, which may significantly increase our net income. We expect our effective tax rate in periods following the release to be normalized, which may negatively impact our net income. Any valuation allowance release will not affect the amount of cash paid for income taxes.

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

	Three Months Ended September 30,		% Change 2013 vs.	Nine Months Ended September 30,		% Change 2013 vs.
	2013	2012	2012	2013	2012	2012
	(Dollars in millions)
Net sales	$146.8	$145.7	1%	$263.3	$247.1	7%
Cost of sales	86.9	86.5	-%	158.9	146.2	9%
Gross margin *	40.8%	40.6%	0.2 **	39.7%	40.8%	(1.1)**
Operating expenses	30.3	34.4	(12%)	94.2	98.8	(5%)
Operating expenses as a percent of net sales	21%	24%	(3)**	36%	40%	(4)**
Income from operations	$29.7	$24.8	20%	$10.2	$2.1	395%

*   Gross profit as a percentage of net sales

**   Percentage point change

Net sales for the three months ended September 30, 2013 increased 1% as compared to the same period in 2012, largely driven by sales of multimedia learning platforms, including LeapPad2 Power, LeapPad Ultra and LeapReader, which launched in the second quarter of 2013, and lower trade allowances and discounts. The increases were partially offset by lower sales in learning toys. Net sales for the nine months ended September 30, 2013 increased 7% as compared to the same period in 2012, largely driven by sales of multimedia learning platforms, partially offset by higher trade allowances and discounts.

Cost of sales for the three months ended September 30, 2013 remained relatively flat as compared to the same period in 2012. Cost of sales for the nine months ended September 30, 2013 increased 9% as compared to the same period in 2012, primarily driven by higher sales volume, higher product costs resulting from a change in sales mix with proportionally higher sales of lower-margin hardware, and higher royalty costs resulting from an increase in sales of licensed content.

Gross margin for the three months ended September 30, 2013 increased 0.2 percentage points as compared to the same period of 2012, primarily driven by lower inventory allowances, and lower trade allowances and discounts as a percentage of net sales. The increases were largely offset by changes in product mix with proportionally higher sales of lower-margin hardware and higher royalty costs resulting from an increase in sales of licensed content. Gross margin for the nine months ended September 30, 2013 decreased 1.1 percentage points as compared to the same period of 2012, primarily driven by changes in product mix with proportionally higher sales of lower-margin hardware, higher royalty costs resulting from an increase in sales of licensed content, and slightly higher trade allowances and discounts as a percentage of net sales. The decreases were partially offset by lower inventory allowances and higher sales volume which reduced the impact of fixed logistic costs.

Operating expenses for the three months ended September 30, 2013 decreased 12% as compared to the same period of 2012, primarily driven by a decrease in the provision for incentive compensation expense and a decrease in advertising expense attributable to lower cooperative print advertising, lower online advertising, and lower media and production spending. The decreases were partially offset by higher expenses due to an increase in headcount to support our strategic initiatives. Operating expenses for the nine months ended September 30, 2013 decreased 5% as compared to the same period of 2012, primarily due to bad debt expense of $3.1 million in the prior year period related to an isolated customer bankruptcy, a decrease in the provision for incentive compensation expense, and lower advertising expenses attributable to a planned reduction in television commercial spending. The decreases were partially offset by higher expenses due to increased headcount in 2013 to support our strategic initiatives. Operating expenses as a percentage of net sales declined by 3 percentage points and 4 percentage points for the three and nine months periods, respectively, as higher sales volume leveraged costs.

Income from operations for the three months ended September 30, 2013 increased 20% as compared to the same periods in 2012, primarily due to the increase in net sales and decrease in operating expenses, partially offset by lower gross margin. Income from operations for the nine months ended September 30, 2013 increased 395% as compared to the same periods in 2012, due to the increase in net sales and decrease in operating expenses, partially offset by lower gross margin.

International Segment

The International segment includes the net sales and related expenses directly associated with selling our products to national and regional mass-market and specialty retailers and other outlets through our offices in the United Kingdom, France and Canada and through distributors in markets such as Australia, Mexico, South Africa and Spain, as well as through our online channels including App Centers and online stores directed to certain international jurisdictions. Certain corporate-level operating expenses associated with sales and marketing, product support, human resources, legal, finance, information technology, corporate development, procurement activities, research and development, legal settlements and other corporate costs are allocated to our U.S. segment and not allocated to our International segment.

	Three Months Ended September 30,		% Change 2013 vs.	Nine Months Ended September 30,		% Change 2013 vs.
	2013	2012	2012	2013	2012	2012
	(Dollars in millions)
Net sales	$54.2	$47.4	14%	$103.6	$89.5	16%
Cost of sales	34.7	29.3	18%	64.4	54.8	18%
Gross margin *	35.9%	38.2%	(2.3)**	37.8%	38.8%	(1.0)
Operating expenses	6.2	6.0	3%	15.9	16.0	- %
Operating expenses as a percent of net sales	11%	13%	(1)**	15%	18%	(3)
Income from operations	$13.2	$12.1	10%	$23.3	$18.8	24%

*   Gross profit as a percentage of net sales

**   Percentage point change

Net sales for the three and nine months ended September 30, 2013 increased 14% and 16%, respectively, as compared to the same periods in 2012, largely driven by sales of multimedia learning platforms, including LeapPad2 Power, LeapPad Ultra and LeapReader, which launched in the second quarter of 2013, partially offset by higher trade allowances and discounts. Net sales for the nine months ended September 30, 2013 were also negatively impacted by higher trade allowances and discounts.Net sales for the three and nine months ended September 30, 2013 included a 3% and 1% negative impact from changes in currency exchange rates, respectively.

Cost of sales increased 18% for both the three and nine months ended September 30, 2013 as compared to the same periods in 2012, primarily driven by higher sales volume, higher product costs resulting from a change in sales mix with proportionally higher sales of lower-margin hardware, and higher royalty costs resulting from an increase in sales of licensed content.

Gross margin for the three and nine months ended September 30, 2013 decreased 2.3 and 1.0 percentage points, respectively, as compared to the same periods of 2012, primarily driven by changes in product mix with proportionally higher sales of lower-margin hardware, higher trade allowances and discounts as a percentage of net sales, and higher royalty costs resulting from proportionally higher sales of licensed content.

Operating expenses for the three months ended September 30, 2013 increased 3% as compared to the same period in 2012, primarily driven by higher advertising spending attributable to cooperative print advertising to drive higher retail sales and higher television commercial spending in the current period as compared to the prior year period. Operating expenses for the nine months ended September 30, 2013 remained relatively flat as compared to the same period in 2012. Operating expenses as a percentage of net sales declined by 1 and 3 percentage points, respectively, for the three and nine months ended September 30, 2013, as higher sales volume reduced the impact of fixed costs.

Income from operations for the three and nine months ended September 30, 2013 increased 10% and 24%, respectively, as compared to the same periods in 2012, primarily due to the increase in net sales, partially offset by decreased gross margin percentage and higher operating expenses.

Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents totaled $78.4 million and $49.4 million at September 30, 2013 and 2012, respectively. The increase in cash and cash equivalents was primarily due to an increase in cash provided by accounts receivable collection and improved operating results. Cash and cash equivalents held by our foreign subsidiaries totaled $13.3 million and $11.4 million at September 30, 2013 and 2012, respectively. In line with our investment policy, all cash equivalents were invested in high-grade short-term money market funds as of September 30, 2013.

We consider the undistributed earnings of our foreign subsidiaries as of September 30, 2013 to be indefinitely reinvested, and accordingly, no U.S. income taxes have been provided thereon. We do not currently intend to repatriate any foreign earnings to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business. However, if we were to repatriate these amounts, any associated tax liability would be fully offset by our net operating loss or tax credit carry forwards for the foreseeable future.

We have an asset-based revolving credit facility (the “revolving credit facility”) with a potential borrowing availability of $75.0 million for the months of September through December and $50.0 million for the remaining months. The borrowing availability varies according to the levels of our accounts receivable and cash and investment securities deposited in secured accounts with the lenders. Borrowing availability under this revolving credit facility was $75.0 million as of September 30, 2013. There were no borrowings outstanding on our revolving credit facility at September 30, 2013.

Our accumulated deficit of $56.0 million at September 30, 2013 is not expected to have an impact on our future ability to operate, given our anticipated cash flows from operations, strong cash position and the availability of our revolving credit facility.

Future capital expenditures are primarily planned for new product development and purchases related to the upgrading of our information technology capabilities. We expect that capital expenditures for the remainder of 2013, including those for capitalized content and website development costs, will be funded with cash flows generated by operations. Capital expenditures were $26.7 million for the nine months ended September 30, 2013 and $16.0 million for the same period of 2012. We expect capital expenditures to be in the range of $30.0 million to $35.0 million for the year ending December 31, 2013.

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

Cash Sources and Uses

The table below shows our sources and uses of cash for the nine months ended September 30, 2013 as compared to the same period in 2012:

	Nine Months Ended September 30,		% Change 2013 vs.
	2013	2012	2012
	(Dollars in millions)
Cash flows provided by (used in):
Operating activities	$(18.1)	$(11.6)	(57%)
Investing activities	(26.7)	(13.5)	(98%)
Financing activities	3.4	2.5	35%
Effect of exchange rate fluctuations on cash	(0.1)	0.2	N/M
Increase in cash and cash equivalents	$(41.6)	$(22.4)	86%

Cash flow used in operations for the nine months ended September 30, 2013 increased $6.5 million as compared to the same period in 2012, primarily due to a lower accounts payable balance attributable to timing of purchases, higher inventory levels and higher incentive compensation payouts, partially offset by an increase in cash provided by accounts receivable collection, and improved net income related to operating activities.

Net cash used in investing activities for the nine months ended September 30, 2013 increased $13.2 million as compared to the same period of 2012, primarily due to an increase in computer hardware and software purchases to upgrade our information technology capabilities.

Net cash provided by financing activities for the nine months ended September 30, 2013 increased $0.9 million as compared to the same period of 2012, primarily due to lower payroll taxes paid related to a decrease in the number of vested employee RSUs, and an increase in proceeds from stock option exercises and employee stock purchase plan purchases.

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

Contractual Obligations and Commitments

We have had no material changes outside the ordinary course of our business in our contractual obligations during the three and nine months ended September 30, 2013.

In addition, as of September 30, 2013, we had outstanding off-balance sheet commitments for outsourced manufacturing and component purchases of $0.8 million.

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

We have made no material changes to any of the critical accounting policies discussed in our 2012 Form 10-K through September 30, 2013.

Recently Adopted Accounting Guidance

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2013-11, Income Taxes (Topic 740). The objective of this guidance is to eliminate the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective for reporting periods beginning after December 15, 2013, with early adoption permitted. We adopted this guidance during the three months ended September 30, 2013. The adoption of this guidance did not result in any material impact to our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220). The objective of this guidance is to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. This guidance became effective prospectively for reporting periods beginning after December 15, 2012. We adopted this guidance on January 1, 2013. The adoption of this guidance did not result in any material impact to our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in Item 7A of our 2012 Form 10-K have not changed materially for our quarter ended September 30, 2013.

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

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements, but the program, when properly executed, may not always eliminate our exposure to movements of currency exchange rates. The results of our hedging program for the three and nine months ended September 30, 2013 and 2012 are summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Gains (losses) on foreign exchange forward contracts	$(1,307)	$(1,326)	$203	$(1,921)
Gains (losses) on underlying transactions denominated
in foreign currency	1,291	587	(786)	495
Net losses	$(16)	$(739)	$(583)	$(1,426)

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts outstanding as of September 30, 2013 is as follows:

	As of September 30, 2013

	Average Forward Exchange Rate	Notional Amount in Local Currency	Fair Value of Instruments in USD
		(1)	(2)
Currencies:
British Pound (GBP/USD)	1.611	23,131	$(117)
Euro (Euro/USD)	1.347	11,724	(61)
Canadian Dollar (USD/CAD)	1.033	18,190	(17)
Total fair value of instruments in USD			$(195)

(1)  In thousands of local currency

(2)  In thousands of USD

Cash equivalents are presented at fair value on our consolidated balance sheet. We invest our excess cash in accordance with our investment policy. As of September 30, 2013 and December 31, 2012 and September 30, 2012, our excess cash was invested in high-grade money market funds. Any adverse changes in interest rates or securities prices may decrease the value of our investments and operating results.

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

Based upon the evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 11—“Commitments and Contingencies” in our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” in our 2012 Form 10-K.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-86898	3.03	7/22/2002

3.02	Amended and Restated Bylaws	8-K	001-31396	3.01	11/20/2012

4.01	Form of Specimen Class A Common Stock Certificate	10-Q	001-31396	4.01	11/3/2011

4.02	Fourth Amended and Restated Stockholders Agreement, dated as of May 30, 2003, by and among LeapFrog Enterprises, Inc. and the other persons named therein	10-Q	001-31396	4.02	8/12/2003

10.01	Employment Agreement, dated as of August 13, 2013, between LeapFrog Enterprises, Inc. and Michael Dodd					X

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc.
(Registrant)

/s/ John Barbour
John Barbour
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2013

/s/ Raymond L. Arthur
Raymond L. Arthur
Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2013

