Form 10-K
period 2013-12-31
LEAPFROG ENTERPRISES INC
filed 2014-03-14
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 001-31396

LeapFrog Enterprises, Inc. (Exact name of registrant as specified in its charter)

DELAWARE	95-4652013
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6401 Hollis Street, Suite 100, Emeryville, California	94608-1463
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 510-420-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	New York Stock Exchange

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

Large accelerated filer  ☐    Accelerated filer  ☒

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2013, calculated using the closing sale price as of that day, was approximately $392.4 million. Shares of common stock held by each executive officer and director of the registrant and by each person who is known by the registrant to own 5% or more of the outstanding voting power of the registrant’s common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of Class A common stock and Class B common stock, outstanding as of February 28, 2014, was 65,098,131 and 4,395,461, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference in Part III of this Annual Report on Form 10-K portions of its definitive proxy statement for the 2014 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2013.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K. LeapFrog assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

SPECIAL NOTE ON FISCAL PERIOD DATES

This Annual Report on Form 10-K presents information regarding LeapFrog’s performance during the fiscal year ended December 31, 2009, through the fiscal year ended December 31, 2013, as well as future financial obligations for the fiscal years ending December 31, 2014 through the fiscal year ending December 31, 2023. At the beginning of each Part of this Annual Report on Form 10-K, and in all tables, we remind the reader that our fiscal year ends December 31. Otherwise, we refer to each fiscal year as the year, for example: “2013” refers to the fiscal year ended December 31, 2013.

SPECIAL NOTE ON FINANCIALS

Unless otherwise noted, all financial information is presented in thousands except for per share data and percentages.

i

i

Table of Contents

PART I

ITEM 1. BUSINESS

LeapFrog Enterprises, Inc. (“LeapFrog,” “we,” “us” or “our”), founded in 1995 and incorporated in 1997 in the State of Delaware, is a leading developer of educational entertainment for children. Our product portfolio consists of multimedia learning platforms and related content and learning toys. We have developed a number of learning platforms, including the LeapPad family of learning tablets, the Leapster family of handheld learning game systems and the LeapReader reading systems, which facilitate a wide variety of learning experiences provided by our rich content libraries, available in cartridge, print and digital format. We have created hundreds of interactive content titles for our platforms, covering subjects such as phonics, reading, writing, mathematics, science, social studies, creativity and life skills. In addition, we have a broad line of stand-alone learning toys. Many of our products connect to our proprietary online LeapFrog Learning Path (the “Learning Path”), which provides personalized feedback on a child’s learning progress and offers product recommendations to enhance each child’s learning experience. Our products are available in four languages and are sold globally through retailers, distributors and directly to consumers via the leapfrog.com online store and the LeapFrog App Center (“App Center”). LeapFrog is headquartered in Emeryville, California.

Business Segments and Operations

We organize, operate and assess our business in two primary operating segments: United States (“U.S.”) and International. Refer to Note 20—“Segment Reporting” in our Consolidated Financial Statements included in this Annual Report on Form 10-K for detailed information on our segments and their financial results for the fiscal years ended December 31, 2013, 2012 and 2011.

The operations of our business segments are described below.

•	United States: The U.S. segment is responsible for the development, design, sale and marketing of multimedia learning platforms, related content and learning toys, which are sold primarily through retailers, distributors, and directly to consumers via the leapfrog.com online store and the App Center in the U.S. The App Center includes both content developed by us and content from third parties that we curate and distribute.

The U.S. segment represented approximately 70%, 73% and 75% of our consolidated net sales in 2013, 2012 and 2011, respectively. The vast majority of this segment’s net sales are to three large retailers. Sales invoiced to Wal-Mart Stores, Inc. (“Wal-Mart”), Toys “R” Us, Inc. (“Toys “R” Us”) and Target Corporation (“Target”), in the aggregate, accounted for approximately 63%, 66% and 64% of the segment’s gross sales in 2013, 2012 and 2011, respectively. Each of these customers accounted for 10% or more of our consolidated and U.S. segment’s gross sales in each of 2013, 2012 and 2011. Accordingly, the loss of any of these three customers would have a material adverse effect on our business.

•	International: The International segment is responsible for the localization, sale and marketing of multimedia learning platforms, related content, and learning toys, originally developed for the U.S. This segment markets and sells our products to national and regional mass-market and specialty retailers and other outlets through our offices in the United Kingdom, France and Canada, through distributors in various markets such as Australia, South Africa, Mexico and Spain, and directly to consumers via online stores and, beginning in late 2011, the App Center.

The International segment represented approximately 30%, 27% and 25% of our consolidated net sales in 2013, 2012 and 2011, respectively. In 2013, the United Kingdom accounted for 11% of our consolidated net sales, but no other single country represented 10% or more and no single country represented 10% or more of our consolidated net sales in 2012 and 2011. Sales invoiced to Wal-Mart, Toys “R” Us and Target, in the aggregate, accounted for approximately 26%, 27% and 30% of the segment’s gross sales in 2013, 2012 and 2011, respectively.

Product Portfolio

Our product portfolio consists of the following:

Multimedia Learning Platforms:

Our multimedia learning platform products include innovative features that facilitate a wide variety of learning experiences provided by our rich content libraries available in cartridge, print and digitally-downloadable forms. All of our multimedia learning platforms connect to the Internet and our LeapFrog Learning Path, either directly through a kid-safe Wi-Fi enabled web experience, or through a connection to a laptop or desktop computer.

•	LeapPad Learning Tablet Systems

The LeapPad learning tablet line is our line of children’s learning tablets for children ages three to nine, with built-in cameras for taking photographs and videos, and certain on-board content and utilities. LeapPad tablets are compatible with our LeapFrog Learning Library in both cartridge and digital format. In 2013, we launched LeapPad Ultra, with a high-resolution seven-inch screen, built-in battery and Wi-Fi features and a kid-safe web experience, and LeapPad2 Power, an enhanced version of LeapPad2, which includes rechargeable batteries.

•	Leapster Learning Game Systems

Our line of Leapster handheld learning game systems is for children ages four to nine. The latest version in this line is LeapsterGS, with motion-based play, a built-in camera and video recorder, kid-friendly controls, and a recharger pack option. LeapsterGS is compatible with our LeapFrog Learning Library in both cartridge and digital format.

•	LeapReader Learning Systems

The LeapReader learning systems line of products consists of the LeapReader reading and writing system, a stylus-based learn-to-read-and-write product, designed for children ages four to eight, and the LeapReader Junior reading system, a ready-to read system for children ages one to four. The LeapReader reading and writing system replaced our Tag reader line of products in the learn-to-read segment and represents our continual drive to bring innovation to this segment, with an internal rechargeable battery, enhanced writing feedback capabilities, and new writing and audio book content. The LeapReader reading and writing system combines essential literacy skills: reading, writing and listening, while our LeapReader Junior ready-to-read systems introduces young children, to books and reading and to develop book-basics and early vocabulary and other preschool skills. LeapReader learning systems are compatible with select digital downloads from our LeapFrog Learning Library.

•	Content

Our LeapFrog Learning Library consists of over 1,200 downloadable digital content titles available for sale via our App Center that are exclusively compatible with one or more of our LeapPad, Leapster or LeapReader products. Our library includes a wide variety of learning games, videos, music, flashcards, interactive storybooks and other learning content that cover educational cornerstones such as math, reading, writing, geography and sciences, as well as other topics such as life skills, creativity through art, music and imaginative play, among others. Within our content offering, we curate and distribute content from nearly 50 content partners, including videos and music from premium children’s content providers such as Disney, Nickelodeon, Mattel, Hasbro and Kidz Bop and interactive educational content from third parties for our platforms, including content developed by Disney and Scholastic.

We also sell over 50 educational learning games in cartridge format, which are compatible with our LeapPad and Leapster systems. Our cartridges also cover educational cornerstones such as math, reading, writing, geography and sciences, as well as other topics such as life skills, creativity through art, music and imaginative play, among others.

We have a LeapReader system library of more than 150 books, maps and games for our LeapReader and LeapReader Junior products, designed to guide children through their learn-to-read journey, from their early exploration of board books with LeapReader Junior through LeapReader adventures that bring reading skills to life.

Our content features proprietary LeapFrog characters such as the LeapFrog Frogs, Scout and Violet, Mr. Pencil, Pet Pals and Stretchy Monkey, among others, as well as popular licensed characters from Disney, Nickelodeon, Dreamworks, Mattel, Hasbro, and other licensing partners, including Sofia the First, Doc McStuffins, the Disney Princesses, Jake and the Neverland Pirates, Cars, Planes, Dora the Explorer, Thomas the Tank Engine, Transformers and My Little Pony, among others.

Learning Toys:

Our learning toys are generally designed for children from birth to age four and combine education, innovation and the joy of play. The toys are intended to support the development of a number of important skills for infants and young children, including phoneme, letter, number and color recognition, musical awareness and fine motor skills. Learning toys, because of their low price points and younger audience, create customer entry points to the LeapFrog brand that facilitate graduation to our multimedia learning platforms.

Our learning toys include our Scout puppy collection, a line featuring our proprietary Scout and Violet puppy dog characters, which includes My Pal Scout and My Pal Violet, Scribble & Write, Count & Draw, Chat & Count, My Own Leaptop, Learn & Groove Music Player, My Talking LapPup and Read With Me Scout & Violet. We also have our Touch Magic line of interactive toys, which encourages learning and exploration through intuitive touch technology. In addition, we have a general line of learning toys which includes the new 2013 launches of LeapFrog Sing & Play Farm, LeapFrog AlphaPup, Lil’ Phone Pal, Learn to Write with Mr. Pencil, Creativity Camera and Musical Rainbow Tea Party. These join our existing line of learning toys that includes product such as Shapes and Sharing Picnic Basket, Letter Factory Phonics, Animal Adventure Learning Table, AlphaZoo Spinner, Poppin’ Play Piano, and Musical Counting Pal, among others.

Online Services:

•	LeapFrog Learning Path: The Learning Path is a web-based service that we first introduced in 2008. The Learning Path is a unique tool for parents, designed specifically to help support and guide their child's learning with personalized ideas and feedback, fun activities and expert advice.

The Learning Path combines our proprietary curriculum and technology with the power of the web to bring new levels of engagement, customization and personalization to LeapFrog products. The Learning Path builds direct one-to-one customer relationships with parents by empowering them with personalized feedback about their children’s learning progress and by suggesting specific LeapFrog products that will further develop their children’s skills. The Learning Path is a key component of our strategy to build direct relationships with parents, keeping them engaged with us as their children grow, and giving them access to hundreds of activities, learning tips, videos, printables and more, that are tailored to their child's learning stage.

During 2013, we launched a new component of the Learning Path, available as a free downloadable app for iPhone, iPad and iPod touch, that provides a weekly newsletter with resources and activities for children in order to drive engagement with the LeapFrog brand and our products.

•	LeapFrog App Center: During 2011, we launched our App Center, through which customers can purchase and download digital content for their LeapPad, Leapster and LeapReader products, with a personal credit card, PayPal or with App Center cards purchased at retailers or on our online store. The App Center sells a wide variety of learning games, videos, music, flashcards, interactive storybooks and other educational content. The App Center includes content developed by us, and content from third parties that we curate and distribute and content developed by third parties for our platforms.

For information on sales of product lines that constituted 10% or more of total net sales by segment, see Note 20—“Segment Reporting” in our Consolidated Financial Statements included in this Annual Report on Form 10-K.

For more information about the risks associated with our new products, see Part I, Item 1A.—Risk Factors—“Our business depends on our ability to correctly predict highly changeable consumer preferences and product trends” in this Annual Report on Form 10-K.

Competition

We currently compete in the learning toy and electronic learning-aids categories of the U.S. and international toy market, with makers of children’s tablets and, to a lesser extent, with general purpose tablets, eBook readers, mobile devices and mobile game platforms.

While our learning toys compete mainly in the learning toy and electronic learning-aids markets, our multimedia learning platforms increasingly compete in a broader arena with a variety of electronic products including tablet computers, eBook readers and mobile devices. The LeapPad family of learning tablets and the Leapster platform also compete against handheld gaming platforms and against kid-targeted tablets that are sold in either the toy section or consumer electronics section of stores. Competition is significant in all of these markets.

We believe the principal areas of competition in our industry are the quality of learning content, brand recognition, price, performance and features. We believe our products compete favorably in these areas. We believe the LeapFrog brand is recognized for comparably higher quality educational products, enabling us to compare favorably with many of our current competitors despite premium pricing. In addition, we believe our learning toy product category is an important competitive differentiator because it introduces parents to the LeapFrog brand, provides an entry point to the Learning Path and supports our associated strategy to build direct relationships with customers.

We face the challenge of competitors introducing similar products or functionality soon after we introduce our new products or product lines, and these competitors may be able to offer their products at lower prices using cheaper manufacturing processes or materials, more limited functionality, more limited educational content, or reduced safety features. In addition, we focus on the educational aspect of our content, ensuring that each piece of content is based on age-appropriate educational curricula. In contrast, many of our competitors seek to compete primarily through aggressive pricing and low cost content that lack significant educational value.

Many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do. Our principal competitors in the learning toy category have included Mattel, Inc., primarily under its Fisher-Price brand, Hasbro, Inc. and its Playskool division, and VTech Holdings Ltd. The primary competitors for our multimedia learning products are kid-targeted tablets from Fuhu and VTech and, to a lesser extent, general tablet computers and eBook readers from Apple, Amazon and Samsung, and the Sony and Nintendo handheld gaming systems. For information on how competition could affect our business, see Part I, Item 1A.—Risk Factors—“If we are unable to compete effectively with existing or new competitors, our sales and market share could decline.”

Our products also compete for the leisure time of children and the discretionary spending of parents with other forms of media and entertainment. We design our products to bring fun to learning in order to compete favorably with these outside competitive influences.

Manufacturing

We are committed to designing and manufacturing products that meet or exceed applicable safety and regulatory requirements. As is the case with most toy manufacturers and many consumer electronics companies, most of our products are manufactured in China. We actively manage our supplier base, mandating compliance with U.S. and international safety inspections and enforcing our product standards. Our standards require that we meet or exceed all applicable regulatory requirements regarding safety in the design, manufacture, packaging, and delivery into the hands of each product’s ultimate user, a child. Our quality control system processes include product testing and verification for safety and reliability, starting in the design phase of a product’s life cycle and continuing through production and field support. For more information about the adverse effects that could result from possible errors or defects in our products, see Part I, Item 1A.—Risk Factors—“Any defects contained in our products, or our failure to comply with applicable safety standards, could result in recalls, delayed shipments, rejection of our products, product liability and damage to our reputation, and could expose us to litigation or regulatory action.”

Our manufacturing and operations strategy is designed to maximize the use of outsourced services, particularly with respect to the actual production and physical distribution of our products. We outsource substantially all of our manufacturing using several Asia-based manufacturers, most of which manufacture our products at facilities in the Guangdong province in the southeastern region of China. These manufacturers are selected based on their technical and production capabilities and are matched to particular products to achieve cost and quality efficiencies. We depend on these manufacturers to produce sufficient volumes of our finished products in a timely fashion, at satisfactory cost and quality levels, and in accordance with our and our customers’ terms of engagement. Labor costs in China continue to increase due to a variety of factors. For information on the potential business risk resulting from our reliance on contract manufacturers, see Part I, Item 1A.—Risk Factors—"Our reliance on a limited number of third-party manufacturers to produce the majority of our products presents risks to our business.”

We have established subsidiaries in Hong Kong and Shenzhen, China to work closely with our contract manufacturing service providers. These subsidiaries manage product design, the supply of raw materials, labor and the assembly process.

Most of our products are manufactured from basic raw materials such as plastic and paper, and a majority of our products require electronic components. These raw materials are readily available from a variety of sources, but may be subject to significant price fluctuations. Some of the electronic components used to make our products, including our application-specific integrated circuits (“ASIC”), currently come from single suppliers. For information as to how this concentration of suppliers could affect our business, see Part I, Item 1A.—Risk Factors—“ Significant increases in the cost of our components and raw materials or an inability to obtain these in sufficient quantities from our suppliers or alternative sources could negatively impact our financial results.”

Research and Development

We design our multimedia learning platforms and related content, learning toys, and online services using a combination of in-house research and development (“R&D”) resources and outside consultants. Generally, once the design phase of the product is complete, the remaining development and manufacturing of the products are outsourced to third parties. Our total R&D expense was $35.9 million, $36.6 million and $33.8 million in 2013, 2012 and 2011, respectively.

•	Multimedia Learning Platform and Learning Toy Development: We believe that investment in R&D is a critical factor in strengthening our product portfolio. We have assembled a team of specialists with backgrounds in a wide variety of fields, including education, child development, hardware engineering, software development, content development, video games and toys. We have internally developed each of our current multimedia learning platforms using licensed technology, if warranted. For example, we use a version of Macromedia’s Flash player in our LeapPad and Leapster multimedia learning platforms. We also use optical pattern recognition hardware and software from Anoto AB in our LeapReader line of products. We have internally developed the majority of our learning toys.

•	Content Development: Our content production department oversees development of our interactive books, educational games, and stand-alone products, applying a pedagogical approach, which is based on established educational standards. Much of our content uses licensed characters, such as Sofia the First, Doc McStuffins, the Disney Princesses, Jake and the Neverland Pirates, Cars, Planes, Dora the Explorer, SpongeBob SquarePants and UmiZoomi, as well as characters from Thomas the Tank Engine, Transformers and My Little Pony. Most of our concept designs are created by our in-house content production department, many members of which have prior experience in the education, entertainment and educational content or video game industries.

•	Development of Online Services: Our online-connected products provide accessibility to the Learning Path and the App Center, both of which are key competitive differentiators. Our online capabilities, such as our Learning Path, App Center and online store at leapfrog.com, are developed through a combination of in-house team members and third-party resources. Many members of our development and production team have prior experience in online engineering and design. Our online services are based on a combination of internally-developed content, in-licensed content and web applications hosted by third parties.

Advertising and Marketing

Our advertising and marketing strategy is designed to position LeapFrog as a leader in providing engaging, effective, and fun educational entertainment for children and to establish us as one of the most trusted brands that parents seek out as they look for ways to help their child reach their potential. We have recently introduced new brand messaging: Pure Learning Fun, extolling the benefits of our educational entertainment experiences as being created for learning, designed for fun and personalized for every child.

We take an integrated approach to reach both parents and children using a mix of advertising vehicles, including television, paid search, rich online media, social media outlets such as Facebook and Twitter, and direct-to-consumer programs.

We have well-established retailer relationships and also communicate our messages and offerings through in-store advertisements and point-of-purchase displays and signage. Advertisements run by our retail partners, such as Wal-Mart, Toys “R” Us, and Target, highlight promotional activities and the availability of particular LeapFrog products at these retailers’ locations.

We leverage public relations globally as a strategy to gain additional recognition and momentum for our brand and products through media outreach focused on garnering both product-specific and corporate media coverage. Over the last three years we have established strong relationships with online industry experts and websites as well as the most influential bloggers in the mom, parent and toy spaces.

Distribution

Our customers generally fit into one of the following categories:

•	Retailers that resell our products to consumers, through their retail stores and their own online channels, in the U.S. and some international regions;

•	Distributors that purchase our products for resale to retailers, generally internationally, and also to U.S. schools and school districts as education market resellers; and

•	Direct consumers who purchase our products via our website, leapfrog.com, and our App Center.

Retailers and distributors purchase our products in advance, for pickup from our manufacturers in Asia, or through orders placed to our U.S. or international warehouses where we maintain inventories to meet expected short-term demand. Products are generally shipped through free-on-board terms, and their titles pass to customer when they are loaded on board at the port of shipment. Customers pay through pre-established letters of credit or upon payment terms, which are usually based on the date of shipment. Generally, we do not provide rights of return or extended payment terms to our customers, except for industry standard terms surrounding the return of defective merchandise.

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

For a discussion of how our intellectual property rights may not be sufficient to prevent other companies from using similar or identical technology, see Part I, Item 1A.—Risk Factors—“If we are unable to maintain or acquire licenses to include intellectual property owned by others in our games, our operating results could suffer.” For a discussion of how our intellectual property rights may not insulate us from claims of infringement by third parties, see Part I, Item 1A.—Risk Factors—“We may not succeed in protecting or enforcing our intellectual property rights and third parties may claim that we are infringing their intellectual property rights.”

In addition to proprietary materials we have developed, we use various licensed technologies in some of our key products, such as LeapPad, Leapster and LeapReader. Our continued use of these rights is dependent on our continued compliance with applicable license terms. Any failure to do so could interrupt our supply chain and require us to modify our products or business plans. Please see Part I, Item 1A.—Risk Factors—“If we are unable to maintain or acquire licenses to include intellectual property owned by others in our games, our operating results could suffer” for further discussion of the risks we face in relying on third-party technology licenses for our products.

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

Our seasonal net sales patterns for the years ended December 31, 2013, 2012 and 2011 are shown in the table below.

	Years Ended December 31,
	2013	2012	2011
Percent of total net sales:
1st quarter	15%	13%	9%
2nd quarter	15%	12%	12%
3rd quarter	36%	33%	33%
4th quarter	34%	42%	46%
Total	100%	100%	100%

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

Financial Information about Geographic Areas

Financial information regarding export sales and international operations versus U.S. sales and operations is included in Note 20—“Segment Reporting” in our Consolidated Financial Statements included in this Annual Report on Form 10-K. For information regarding risks associated with our foreign operations upon which our international segment depends, see Part I, Item 1A.—Risk Factors—“We face risks associated with international operations.”

Employees

As of December 31, 2013, we employed 579 people on a full-time basis as compared to 552 as of December 31, 2012. The increase in full-time employees was driven by hiring in engineering, online services, and marketing. We also retain independent contractors to provide various services. Except with respect to some of our foreign subsidiaries, we are not subject to any collective bargaining agreements. Some of our foreign subsidiaries are subject to collective bargaining agreements whose benefits and terms are codified and required under local labor laws. We believe that our relationship with our employees is good.

Executive Officers of the Registrant

The following table sets forth information with respect to our executive officers as of February 28, 2014:

Name	Age	Position Held

John Barbour	54	Chief Executive Officer
Raymond L. Arthur	55	Chief Financial Officer
Gregory B. Ahearn	47	Executive Vice President and Chief Marketing Officer
Christopher Spalding	52	Senior Vice President and Managing Director, EMEA (Europe, Middle East, Africa and Asia)
Kenneth A. Adams	58	Senior Vice President of Sales

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

Gregory B. Ahearn has served as our Executive Vice President and Chief Marketing Officer since June 2012. Prior to joining LeapFrog, Mr. Ahearn was Senior Vice President and Chief Marketing Officer of Toys “R” Us, Inc. where he was responsible for all aspects of marketing, advertising, and promotions, including strategy, media analysis, brand position, and creative services for the Toys “R” Us, Babies “R” Us, and FAO Schwartz brands in the U.S. Prior to that, Mr. Ahearn also served in several other senior leadership roles for Toys “R” Us, Inc. during his tenure there from 2000 to June 2012. Prior to joining Toys “R” Us, Mr. Ahearn was Vice President of Marketing for Hasbro, Inc.’s OddzOn toy division from 1997 to 2000 where he oversaw the development and marketing for brands such as Koosh collectibles, sport and bubbles, Vortex high-performance toy sports and Rubik’s puzzles and games. From 1995 to 1997, Mr. Ahearn held senior marketing positions at OddzOn Products, Inc. prior to its acquisition by Hasbro. Mr. Ahearn also previously held several brand management positions at Mattel, Inc. Mr. Ahearn received his bachelor’s degree from Georgetown University and his Masters of Business Administration from the University of Southern California.

Christopher Spalding has served as our Senior Vice President & Managing Director EMEA (Europe, Middle East, Africa and Asia) since January 2011. Previously, he served as Managing Director EMEA from October 2009 and was given further territory responsibility for Asia in December 2009. Prior to joining LeapFrog, Mr. Spalding was COO of Metro International Media SA from May 2006 to December 2007. Prior to this, he worked for Associated Newspapers (now part of A&N Media Limited) as Circulation Sales Director from September 2001 to May 2006, Emap plc (now part of Eden Bidco Ltd) from November 1998 to September 2001, as well as a number of other fast-moving consumer goods companies including The Coca-Cola Company, PepsiCo, Inc. and Virgin Group Limited. On February 10, 2014, Mr. Spalding notified us of his resignation. He will remain with LeapFrog for a transition period ending no later than August 10, 2014.

Kenneth A. Adams has served as our Senior Vice President of Sales since June 2013. Prior to joining LeapFrog, Mr. Adams served as Vice President of Sales for emerging channels and business development at Hasbro, Inc. Mr. Adams’ previous roles with Hasbro, Inc. included Vice President, Team Lead for Target and Vice President, Team Lead for Toys “R” US. During his 28-year tenure with Hasbro, Mr. Adams led many strategic initiatives and large sales teams in the U.S., and was responsible for all facets of sales management, from leading major retail partner relationships to developing new channels of distribution and managing national distributor networks.

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

The preferences and interests of children and families evolve quickly, can change drastically from year to year and are difficult to predict. Even our successful products typically have a relatively short period of high demand followed by a decrease in demand as the product matures. For example, net sales of the Leapster2 platform peaked in 2010 and are no longer material to our overall sales. We depend on our ability to correctly identify changing consumer sentiments well in advance and supply new products that respond to such changes on a timely basis. We also rely on our ability to identify third-party entertainment media that is likely to be popular with consumers and license rights to such media to incorporate into our products. In addition, we need to be able to accurately forecast sales of these products in order to optimize our production schedules and manage our inventory. Since our products typically have a long development cycle, in some cases lasting over a year, it can be difficult to correctly predict changing consumer preferences and accurately forecast optimal production and sales targets for these products. If we are unable to correctly predict consumer preferences, successfully integrate popular third-party media with our own or accurately forecast sales targets for our products, it could negatively impact our current and future operating results.

To remain competitive and stimulate consumer demand, we must continue to develop new products and services and successfully manage frequent product introductions and transitions.

Due to the highly volatile and competitive nature of the industries in which we compete, we must continually introduce new products and services, enhance existing products and services, and effectively stimulate customer demand for new and upgraded products. In 2012 and 2013, we introduced a number of new products to the market that represented a substantial portion of our 2013 sales. We cannot be sure that any new products or services will be widely accepted and purchased by consumers or that we will be able to successfully manage product introductions and transitions. Failure by consumers to accept our new products and services or to pay a higher price for some of our key products, or our failure to manage product introductions and transitions, could adversely affect our operating results.

If we are unable to compete effectively with existing or new competitors, our sales and market share could decline.

We currently compete in the learning toy and electronic learning-aids categories of the U.S. and international toy market, with makers of children’s tablets and, to a lesser extent, with general purpose eBook readers, mobile devices and mobile game platforms. Each of these markets is very competitive and we expect competition to increase in the future. The increasing choices for children’s educational entertainment can make it difficult for us to differentiate our products from our competition, causing consumers to select a competitor’s products.

We face the challenge of competitors introducing similar products or functionality soon after we introduce our new products or product lines, and these competitors may be able to offer their products at lower prices using cheaper manufacturing processes or materials, more limited functionality, or reduced safety features. In addition, we focus heavily on the educational aspect of our content, ensuring that each piece of content is based on age-appropriate educational curricula. In contrast, many of the competitors seek to compete primarily through aggressive pricing and low cost content. Furthermore, with the availability of inexpensive children’s content available on different digital platforms, the distinction between children’s tablets, like the LeapPad products, and a general purpose tablet with child-focused content could become eroded. For example, in 2012 and 2013 our LeapPad products faced competition from several tablets designed for children and from general-purpose tablets made by major electronics manufacturers. This means that we compete, to some extent, with much larger makers of tablets such as Apple and Amazon, as well as more traditional learning toy companies such as Mattel and Hasbro. These companies are significantly larger and have substantially greater financial, technical and marketing resources than we do. If the Company is unable to compete effectively or successfully differentiate its products from the competition, business and operating results could be adversely affected.

If global economic conditions deteriorate, our business and financial results could be affected.

We develop and distribute educational entertainment for children. Our performance is impacted by the level of discretionary consumer spending. Consumers’ discretionary purchases of educational entertainment items for children may be impacted by unemployment, foreclosures, bankruptcies, reduced access to credit, interest rates, stagnant or declining wages, and other macroeconomic factors that affect consumer spending behavior. Uncertainty with respect to future government spending and related national debt levels in the United States and the European Union pose a significant threat to the global economy as a whole. If these or other matters led to a deterioration of global economic conditions, it could potentially have a material adverse effect on our business and operating results.

We rely on a small group of retailers that together accounted for the majority of our annual gross sales such that economic or other difficulties that affect these retailers or changes in their purchasing or related decisions could have a significant impact on our business and operating results.

Our top three retailers in 2013 were Wal-Mart, Toys “R” Us and Target, which accounted for approximately 63% of the U.S. segment’s gross sales in 2013 and 66% in 2012. In addition, Wal-Mart, Toys “R” Us and Target accounted for approximately 26% of the international segment’s gross sales in 2013 and 27% in 2012. For the foreseeable future, we expect to continue to rely on a small number of large retailers for the majority of our sales domestically and abroad.

We do not have long-term agreements with any of our retailers and retailers make all purchases by delivering one-time purchase orders. As a result, pricing, shelf space, cooperative advertising or special promotions, among other things, with each retailer are subject to periodic negotiation and alteration.

We rely on our retail customers to successfully sell our products to consumers. Economic and other factors that adversely affect retailers, such as increased competition from online retailers, store closures, consolidation in the retail sector, bankruptcies and liquidity problems may adversely affect us. For example, the bankruptcy of one of our customers in 2012 resulted in bad debt expense of approximately $3.1 million. If any of these retailers reduce their purchases from us, materially change the terms on which we conduct business with them or experience a downturn in their business for any reason, our business and operating results could be adversely affected.

If our marketing and advertising efforts fail to resonate with our customers, our business and operating results could be adversely affected.

Our products are marketed through a diverse spectrum of advertising and promotional programs. Our ability to sell our products and services is dependent in part upon the success of these programs. Additionally, given the importance of sales during the year-end holiday season, our marketing efforts tend to be concentrated in the fourth quarter.  With this concentration, it can be more difficult to accurately assess the effectiveness of the advertising and make any necessary adjustments before the end of the year. If the marketing for our products and services fails to resonate with consumers, particularly during the critical holiday season or during other key selling periods, or if we are unable to accurately assess the effectiveness of our advertising and make necessary adjustments, our business and operating results could be materially affected.

Our business is highly seasonal, and our annual operating results depend, in large part, on sales relating to the brief holiday season.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, causing a substantial majority of our sales to retailers to occur during the third and fourth quarters. Even though we achieved net income for the fiscal year ended December 31, 2013, we incurred losses in the first and second quarters of 2013. Approximately 70%, 75% and 79% of our total net sales occurred during the second half of fiscal years 2013, 2012 and 2011, respectively. A decline of net sales, in the third or fourth quarter in particular, will have a disproportionate negative impact on our results for the year and can lead to ongoing weakness in sales to retailers well into the following year. Therefore, we may be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events such as economic crises, strikes, earthquakes, terrorist attacks or other catastrophic events that harm the retail environment or consumer buying patterns during our key selling season.

System failures in our online services or web store could harm our business.

The online aspects of our business have grown substantially in strategic importance to our overall business. Any failure to provide a positive user experience in these services could have a negative impact on our reputation, sales and consumer relationships. In addition, we rely on third parties for certain critical aspects of the online user experience, such as payment processing and secure handling of credit card and other confidential information. If consumer demand for accessing our App Center or our website exceeds the capacity we have planned to handle during peak periods or if other technical issues arise, then we could lose sales and customers could be inconvenienced or become dissatisfied with our products. Any significant disruption to or cyber-attack on our App Center, website, internal computer systems, or those of our third-party service providers, or malfunctions related to transaction processing on our online store or content management systems, could result in a loss of potential or existing customers and sales.

Although our systems have been designed to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks, and similar events. Many of our systems are not fully redundant, and our disaster recovery planning is not sufficient for all eventualities. Our systems are also subject to break-ins, sabotage, and intentional acts of vandalism. The occurrence of an earthquake, or other natural disaster or unanticipated problem at our hosting facilities, including those located in California, could result in lengthy interruptions in our services. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures. Any unplanned disruption of our systems could result in adverse financial impact to our operations.

Significant increases in the cost of our components and raw materials or an inability to obtain these in sufficient quantities from our suppliers or alternative sources could negatively impact our financial results.

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

Our reliance on a limited number of third-party manufacturers to produce the majority of our products presents risks to our business.

We outsource substantially all of our manufacturing to a limited number of Asian manufacturers, most of which manufacture our products at facilities in the Guangdong province in the southeastern region of China. We depend on these manufacturers to produce sufficient volumes of our finished products in a timely fashion, at satisfactory cost and quality levels, and in accordance with our and our customers’ terms of engagement. If we determine that we need to order larger quantities of our products to meet customer demand, we may encounter delays and shortfalls in shipments based on manufacturer capacity issues. Economic and other factors that adversely affect these manufacturers may also adversely affect us. For example, labor costs in China continue to increase due to a variety of factors, including tightening Chinese labor markets, leading to increased prices for us with some of our contract manufacturers. Furthermore, in the past, there have been product quality and safety issues for other producers of toys and other companies that manufacture goods in China. If our manufacturers fail or are unable to produce quality finished products on time, at expected cost targets and in sufficient quantities, or if any of our products are found to be tainted or otherwise raise health or safety concerns, our reputation and operating results would suffer.

If we do not maintain sufficient inventory levels or if we are unable to deliver our products to our customers in sufficient quantities, or on a timely basis, or if inventory levels are too high, our operating results will be adversely affected.

The high degree of seasonality of our business places stringent demands on our inventory forecasting and production planning processes. This inventory management approach may be particularly challenging when combined with “just-in-time” inventory management systems commonly used by retailers to minimize their inventory levels. If we fail to meet tight shipping schedules, we could damage our relationships with retailers, increase our shipping costs or cause sales opportunities to be delayed or lost. In order to be able to deliver our merchandise on a timely basis, we need to maintain adequate inventory levels of the desired products. This requires us to begin to place orders for components up to a year in advance, and we produce a significant amount of product months in advance, of the holiday season. At the time these orders are being placed and product is being produced, we may not have firm orders from retailers or a complete understanding of what the consumer demand for those products will be in the holiday season. If our inventory forecasting and production planning processes result in our manufacturing inventory in excess of the levels demanded by our customers, we could be required to record inventory write-downs for excess and obsolete inventory, which would adversely affect our operating results. In addition, if our processes result in our inventory levels being too low to meet customer demand, we may lose sales, which would adversely affect our operating results.

If we are unable to maintain or acquire licenses to include intellectual property owned by others in our products, our operating results could suffer.

Among our proprietary rights are inbound licenses from third parties for content such as characters, stories, music, illustrations and trade names, and for technologies we incorporate in our products including key technology used in our LeapReader reading systems. In particular, we rely on our ability to acquire rights to popular entertainment media properties for content on our multimedia learning platforms. Our continued use of these rights is dependent on our ability to continue to obtain these license rights and at reasonable rates. Any failure to do so could significantly impact our content sales or interrupt our supply chain and require us to modify our products or business plans.

We may not succeed in protecting or enforcing our intellectual property rights and third parties may claim that we are infringing their intellectual property rights.

We rely on a combination of patents, copyrights, trademarks, service trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property and proprietary rights. Contractual arrangements and other steps we have taken to protect our intellectual property may not prevent misappropriation of our intellectual property or deter independent third-party development of similar technologies. The steps we have taken may not prevent unauthorized use of our intellectual property, particularly in foreign countries where we do not hold patents or trademarks or where the laws may not protect our intellectual property as fully as in the U.S. Some of our products and product features have limited intellectual property protection, and, as a consequence, we may not have the legal right to prevent others from reverse engineering or otherwise copying and using these features in competitive products. In addition, monitoring the unauthorized use of our intellectual property is costly, and any dispute or other litigation, regardless of outcome, may be costly and time-consuming and may divert our management and key personnel from our business operations. However, if we fail to protect or to enforce our intellectual property rights successfully, our rights could be diminished and our competitive position could suffer, which could harm our operating results.

In addition, we periodically receive claims of infringement or otherwise become aware of potentially relevant patents, copyrights, trademarks or other intellectual property rights held by other parties. Responding to any infringement claim, regardless of its validity, may be costly and time-consuming and may divert our management and key personnel from our business operations. If we, our distributors, our licensors or our manufacturers are found to be infringing on the intellectual property rights of any third party, we or they may be required to obtain a license to use those rights, which may not be obtainable on reasonable terms, if at all. We also may be subject to significant damages or injunctions against the development and sale of some of our products or against the use of a trademark or copyright in the sale of some of our products. Our insurance does not cover all types of intellectual property claims and insurance levels for covered claims may not be adequate to indemnify us against all liability, which could harm our operating results.

Any defects contained in our products, or our failure to comply with applicable safety standards, could result in recalls, delayed shipments, rejection of our products, product liability and damage to our reputation, and could expose us to litigation or regulatory action.

Our products may contain defects, which could lead to product liability, personal injury or property damage claims, or could result in the rejection of our products by retailers, damage to our reputation, lost sales, and increased customer service and support costs and warranty claims. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. Moreover, we may be unable to retain adequate liability insurance in the future. Concerns about potential public harm and liability may involve involuntary recalls or lead us to voluntarily recall selected products. Recalls or post-manufacture repairs of our products could harm our reputation and our competitive position, increase our costs or reduce our net sales. In addition, recalls or post-manufacturing repairs by other companies in our industry could affect consumer behavior and cause reduced purchases of our products. Any such problems, or perceived problems, with our products could harm our operating results.

We face risks associated with international operations.

We derived approximately 30%, 27% and 25% of our net sales from markets outside the U.S. during fiscal years 2013, 2012 and 2011, respectively.

Our business is, and will increasingly be, subject to additional risks associated with conducting business internationally, including:

•	the appeal of our products in international markets;

•	difficulties managing and maintaining relationships with vendors, customers, retailers, distributors and other commercial partners;

•	increased investment and operational complexity to make our multimedia platforms and App Center compatible with the systems in various countries and compliant with local laws;

•	greater difficulty in staffing and managing foreign operations;

•	transportation delays and interruptions, including cross-border delays due to customs clearance and other point-of-entry restrictions;

•	timely localization of products and content;

•	currency conversion risks and currency fluctuations; and

•	limitations, including taxes, on the repatriation of earnings.

Our efforts to increase sales for our products outside the U.S. may not be successful and may not achieve higher sales or gross margins or contribute to profitability. Expansion plans will require significant management attention and resources and may be unsuccessful. We may have to compete with established local or regional companies which understand the local market better than we do. This expansion increases the complexity of our business and places strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. Any difficulties with our international operations could harm our future sales and operating results. In addition, we may not be able to manage international growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results.

We are subject to international, federal, state and local laws and regulations, including those related to privacy, which could impose additional costs or changes on the conduct of our business.

We operate in a highly regulated environment with international, federal, state and local governmental entities regulating many aspects of our business. Regulations with which we must comply include accounting standards, taxation requirements (including income tax rates, tariff and import duties, new tax laws and revised tax law interpretations), regulations regarding financial matters, environmental regulations, privacy regulations, regulations regarding advertising directed toward children, safety and other administrative and regulatory restrictions. Our international business requires compliance with the Foreign Corrupt Practices Act, the UK Bribery Act and similar laws. We are also subject to regulation by the United States Consumer Product Safety Commission and other similar federal, state and international regulatory authorities, some of which have conflicting standards and requirements. In addition, numerous states have enacted, and many others are considering enacting, laws directed at manufacturers regarding recycling of electronic products. Compliance with the various laws and regulations and other requirements of regulatory authorities imposes significant costs on the conduct of our business.

Changes to privacy regulations in the U.S. or Europe could have a significant impact on our business, as a growing percentage of our sales come from our web-connected multimedia learning platforms and related content. As we focus on web-connected products and direct marketing to consumers through the Internet, regulatory changes regarding the collection, use, disclosure, or security of personal information or other privacy-related matters, could negatively affect our business. Furthermore, consumer concerns regarding such matters, even if unfounded, could damage our reputation and operating results.

While we take steps that we believe are necessary to comply with these laws and regulations, there can be no assurance that we have achieved compliance or that we will be in compliance in the future. Failure to comply with the relevant regulations could result in monetary liabilities and other sanctions, and could lead to significant negative media attention and consumer dissatisfaction, either of which could have a negative impact on our business, financial condition and results of operations. In addition, changes in laws or regulations may lead to increased costs, changes in our effective tax rate, or the interruption of normal business operations that would negatively impact our financial condition and results of operations.

Political developments, changes in trade relations, the threat or occurrence of armed hostilities, terrorism, labor strikes, natural disasters or public health issues could have a material adverse effect on our business.

Our business is international in scope. The deterioration of the political or socioeconomic situation in a country in which we have significant sales, operations or third-party manufacturers or suppliers, or the breakdown of trade relations between the U.S. and a foreign country in which we have or utilize significant manufacturing facilities or have other operations, could adversely affect our business, financial condition, and results of operations. For example, a change in trade status for China, where the vast majority of our contract manufacturers are located, could result in a substantial increase in the import duty of toys manufactured in China and imported into the U.S. In addition, armed hostilities, terrorism, natural disasters, or public health issues, whether in the U.S. or abroad, could cause damage and disruption to our company, our suppliers, our manufacturers, or our customers or could create political or economic instability, any of which could have a material adverse impact on our business. For example, our U.S. distribution center and our corporate headquarters are located in California near major earthquake faults that have experienced earthquakes in the past and that are expected to recur in the future. See also “System failures in our online services or web store could harm our business” above. Although it is impossible to predict the consequences of any such events, they could result in a decrease in demand for our product or create delay or inefficiencies in our supply chain by making it difficult or impossible for us to deliver products to our customers, for our manufacturers to deliver products to us, or for suppliers to provide component parts.

Our success is dependent on the efforts and dedication of our officers and other employees.

The loss of services of members of our executive management team or other key employees could have an adverse effect on our business. We compete with many other potential employers in recruiting, hiring and retaining our senior management team and our many other skilled officers and other employees. There is no guarantee that we will be able to recruit, hire or retain the senior management, officers and other employees we need to succeed. The loss of key management or other employees, or our inability to hire talented people we need in the future, could significantly harm our business.

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

We may engage in acquisitions, mergers, or dispositions, which may affect our financial results.

We may engage in acquisitions, mergers or dispositions, which may affect the profit, revenues, profit margins, debt-to-capital ratio, capital expenditures, or other aspects of our business. There can be no assurance that we will be able to identify suitable acquisition targets or merger partners or that, if identified, we will be able to acquire these targets on terms acceptable to us and to potential merger partners. There can also be no assurance that we will be successful in integrating any acquired company into our overall operations, or that any such acquired company will operate profitably or will not otherwise adversely impact our results of operations. Further, we cannot be certain that key talented individuals at those acquired companies will continue to work for us after the acquisition or that they will continue to develop popular and profitable products or services.

A few stockholders control a significant percentage of our voting power.

The majority of holders of our Class A common stock may not be able to affect the outcome of any stockholder vote. Our Class A common stock entitles its holders to one vote per share, and our Class B common stock entitles its holders to ten votes per share on all matters submitted to a vote of our stockholders.

As of December 31, 2013, Michael Milken and Lowell Milken together owned, directly and indirectly, approximately 3.6 million shares of our Class B common stock and Sandra Milken beneficially owned 0.8 million shares of our Class B common stock. Together, these three stockholders represented approximately 40.2% of the combined voting power of our Class A common stock and Class B common stock as of December 31, 2013. As a result, Messrs. Michael and Lowell Milken, and Ms. Milken, if voting together would have significant influence on stockholder vote outcomes, including with respect to:

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

All the factors discussed in this section or any other material announcements could affect our stock price. Speculation in the media and analyst communities, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock and market trends unrelated to our stock can also cause the price of our stock to change. A significant drop in the price of our stock could expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, adversely affecting our business. Our future success depends partly on the continued contribution of our key executives and technical, sales, marketing, manufacturing and administrative personnel. Part of our compensation package includes stock and/or stock options. To the extent our stock performs poorly, it may adversely affect our ability to retain or attract key employees, potentially resulting in lost institutional knowledge and key talent. Changes in compensation packages or costs could impact our profitability and/or our ability to attract and retain sufficient qualified personnel.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The table below lists our current significant properties. In addition, we have leased properties for administration, sales and operations in Canada, England, France and China, which are primarily used by our International Segment.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our Class A common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “LF.” On February 28, 2014, there were 2,297 holders of record of our Class A common stock and six holders of record of our Class B common stock.

The following table sets forth the high and low sales prices per share of our Class A common stock on the NYSE in each quarter during the last two completed fiscal years. The values stated below are actual high and low sales prices, inclusive of intra-day trading.

	High	Low
2013
First quarter	$10.17	$8.15
Second quarter	$10.34	$7.88
Third quarter	$11.95	$8.42
Fourth quarter	$9.70	$7.40

2012
First quarter	$8.58	$5.30
Second quarter	$10.95	$7.52
Third quarter	$12.28	$8.08
Fourth quarter	$10.10	$7.00

 Dividend Policy

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following selected significant consolidated financial data for the five fiscal years from January 1, 2009 through December 31, 2013, have been derived from our audited consolidated financial statements. The following information is qualified by reference to, and should be read in conjunction with, Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements (“Notes”) thereto.

17

	2013 (1)	2012 (1)	2011	2010	2009
	(In millions, except per share data)
Consolidated Statements of Operations Data:
Net sales	$553.6	$581.3	$455.1	$432.6	$379.8
Gross profit	216.1	244.9	186.2	179.0	158.0
Operating expenses	181.1	180.9	162.5	171.2	166.4
Income (loss) from operations	34.9	64.1	23.7	7.8	(8.4)
Net income (loss)	$84.0	$86.5	$19.9	$4.9	$(2.7)
Net income (loss) per share:
Basic	$1.23	$1.29	$0.30	$0.08	$(0.04)
Diluted	$1.19	$1.24	$0.30	$0.08	$(0.04)
Shares used in calculating net income (loss) per share: *
Basic	68.4	67.1	65.4	64.4	63.9
Diluted	70.4	69.7	66.3	65.6	63.9

(1)	Includes a tax benefit due to the release of valuation allowances. Refer to Note 10, "Income Taxes" for additional information.
*	Weighted-average shares outstanding of Class A and Class B common stock

	2013	2012	2011	2010	2009
	(In millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$168.1	$120.0	$71.9	$19.5	$61.6
Working capital **	312.4	266.0	187.2	161.6	148.3
Total assets	511.1	428.9	331.0	293.5	306.0
Total stockholders’ equity	$427.3	$329.9	$232.7	$205.6	$192.7

**	Current assets less current liabilities

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

OVERVIEW

LeapFrog is a leading developer of educational entertainment for children. Our product portfolio consists of multimedia learning platforms and related content and learning toys. We have developed a number of learning platforms, including the LeapPad family of learning tablets, the Leapster family of handheld learning game systems, and the LeapReader reading and writing systems, which facilitate a wide variety of learning experiences provided by our rich content libraries. We have created hundreds of interactive content titles for our platforms, covering subjects such as phonics, reading, writing, mathematics, science, social studies, creativity and life skills. In addition, we have a broad line of stand-alone interactive learning toys. Many of our products connect to our proprietary online LeapFrog Learning Path, which provides personalized feedback on a child’s learning progress and offers product recommendations to enhance each child’s learning experience. Our products are available in four languages and are sold globally through retailers, distributors and directly to consumers via the leapfrog.com online store and our App Center.

During 2013, increased competition in the children’s tablet market, a challenging retail environment and deep retail discounting led to a significant decline in net sales in the fourth quarter of 2013, primarily in our U.S. segment. This performance was significantly below our expectations and resulted in a smaller percentage of our annual sales occurring in the fourth quarter than in previous years.  Fourth quarter sales in 2013, 2012 and 2011 were 34%, 42% and 46% of our annual net sales for those years, respectively. Our net sales for the fourth quarter of 2013 declined 23% compared to the same period in 2012.  Given the seasonality of our business, a decline in sales in the fourth quarter can have a disproportionate impact on our annual operating results as well as our cash flows from operations at the beginning of the following year. Despite the net sales decline, we still maintained strong operating cash flow, improved working capital by $46.4 million, and increased our cash balance by 40%.

Our results for the current and prior years include certain significant non-recurring items and trends that impacted our year-over-year and quarter-over-quarter comparisons, most notably in our tax line. In the fourth quarter of 2013 and 2012, we released $62.8 million and $21.6 million, respectively, of an allowance against our deferred tax assets that was initially established in 2006. In addition, our results included $0.7 million and $6.4 million in 2013 and 2012, respectively, of previously unrecognized tax benefits due to the expiration of statutes of limitation in certain of our foreign jurisdictions.

To support our long-term initiatives and ongoing business transformation from an educational toy to an educational entertainment company, we plan to make long-term investments in content, international expansion, online communities, internal business systems, and new platforms.

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS FOR FISCAL YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

	2013	2012	2011	% Change 2013 vs. 2012		% Change 2012 vs. 2011
	(Dollars in millions, except per share data)
Net sales	$553.6	$581.3	$455.1	(5)%		28%
Cost of sales	337.6	336.3	269.0	-%		25%
Gross margin *	39.0%	42.1%	40.9%	(3.1	)**	1.2	**
Operating expenses	181.1	180.9	162.5	-%		11%
Operating expenses as a percent of net sales	33%	31%	36%	2	**	(5	)**
Income from operations	34.9	64.1	23.7	(45)%		170%
Net income per share - basic	$1.23	$1.29	$0.30	$(0.06	)***	$0.99	***
Net income per share - diluted	$1.19	$1.24	$0.30	$(0.05	)***	$0.94	***

*	Gross profit as a percentage of net sales
**	Percentage point change
***	Dollar change

Fiscal Year 2013 Compared to Fiscal Year 2012

Net sales for 2013 decreased 5% compared to 2012. The decrease was largely driven by increased competition in the children’s tablet market, a challenging retail environment and deep retailer discounting during the holiday season, which led to lower shipments for the fourth quarter of 2013. As a result of the promotional environment at retail during the holiday season, trade allowances and discounts as a percentage of net sales increased. Net sales for 2013 were not materially affected by foreign currency exchange rates.

Cost of sales for 2013 remained relatively flat as compared to 2012, despite the sales decline. Higher product costs resulting from a change in sales mix with proportionally higher sales of lower-margin hardware and higher royalty costs resulting from an increase in sales of licensed content were largely offset by lower sales volume and lower inventory allowances.

Gross margin for 2013 was 39.0%, a decrease of 3.1 percentage points as compared to 2012, primarily driven by changes in product mix with proportionally higher sales of lower-margin hardware, higher trade allowances and discounts as a percentage of net sales, and higher royalty costs resulting from an increase in sales of licensed content. The decreases were partially offset by lower inventory allowances.

Operating expenses for 2013 remained relatively flat as compared to 2012. Higher expenses due to an increase in headcount to support our strategic initiatives and higher advertising expense were largely offset by a decrease in the provision for incentive compensation expense and a decrease in bad debt expense due to a $3.1 million charge in the prior year period related to an isolated customer bankruptcy. Operating expenses as a percentage of net sales increased by two percentage points to 33% for 2013.

Income from operations for 2013 decreased 45% as compared to 2012, due to the decrease in net sales and reduced gross margin.

Our basic and diluted net income per share for 2013 decreased by $0.06 and $0.05, respectively, compared to 2012. Our 2013 results included $62.8 million of a release of our deferred tax asset valuation allowances, and tax benefits of $0.7 million associated with the recognition of previously unrecognized tax benefits due to the expiration of statutes of limitations. Our 2012 results included $20.3 million of net tax benefit due to adjustments to our deferred tax asset valuation allowances, and tax benefits of $6.4 million associated with the recognition of previously unrecognized tax benefits due to the expiration of statutes of limitations. These income tax items accounted for $0.93 and $0.90 of our 2013 basic and diluted net income per share, respectively, and $0.40 and $0.38 of our 2012 basic and diluted net income per share, respectively.

Fiscal Year 2012 Compared to Fiscal Year 2011

Net sales for 2012 increased 28% compared to 2011. The increase was largely driven by continued strong demand for LeapPad which was available for the full year in 2012, the launch of the LeapPad2 in August 2012, and strong content sales, partially offset by lower sales due to product transitions and aging product lines. In addition, trade allowances and discounts were proportionally lower in 2012. Net sales for 2012 also included the impact of lower-level and higher-quality beginning retail-channel inventories as compared to 2011, which generally increased retailer demand for our products in the first half of 2012. Net sales for 2012 were not materially affected by foreign currency exchange rates.

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

Operating expenses for 2012 increased 11% compared to 2011, primarily driven by higher employee compensation expenses associated with increased headcount, greater achievement against overall company performance targets set as a part of our employee bonus programs, as well as bad debt expense of $3.1 million related to an isolated customer bankruptcy. Operating expenses as a percentage of net sales declined by five percentage points to 31%.

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

	2013	2012	2011	% Change 2013 vs. 2012		% Change 2012 vs. 2011
	(Dollars in millions)
SG&A expenses	$86.2	$89.6	$78.0	(4)%		15%
As a percent of net sales	16%	15%	17%	1	*	(2	)*

*	Percentage point change

Fiscal Year 2013 Compared to Fiscal Year 2012

SG&A expenses for 2013 decreased 4% as compared to 2012, but increased as a percentage of net sales by one percentage point. The decrease was primarily due to bad debt expense of $3.1 million in 2012 related to an isolated customer bankruptcy, and a decrease in the provision for incentive compensation expense, largely offset by higher expenses due to an increase in headcount, and higher spending related to infrastructure, service providers and consultants.

Fiscal Year 2012 Compared to Fiscal Year 2011

SG&A expenses for 2012 increased 15% as compared to 2011, but declined as a percentage of net sales by two percentage points. The increase was primarily driven by higher employee compensation expenses related to increased headcount, greater achievement against overall company performance targets set as a part of our incentive compensation programs, as well as bad debt expense of $3.1 million related to an isolated customer bankruptcy.

Research and Development Expenses

R&D expenses consist primarily of salaries and employee benefits, including stock-based compensation expense and other headcount-related expenses, associated with content development, product development, product engineering, third-party development and programming, and localization costs to translate and adapt content for international markets. We capitalize external third-party costs related to content development, which are subsequently amortized into cost of sales in the statements of operations.

	2013	2012	2011	% Change 2013 vs. 2012		% Change 2012 vs. 2011
	(Dollars in millions)
R&D expenses	$35.9	$36.6	$33.8	(2)%		8%
As a percent of net sales	6%	6%	7%	-	*	(1	)*

*	Percentage point change

Fiscal Year 2013 Compared to Fiscal Year 2012

R&D expenses for 2013 decreased 2% as compared to 2012, and remained flat as a percentage of net sales. The decrease was primarily due to a decrease in the provision for incentive compensation expense, partially offset by higher expenses due to an increase in headcount to support our strategic initiatives.

Fiscal Year 2012 Compared to Fiscal Year 2011

R&D expenses for 2012 increased 8% as compared to 2011, but declined as a percentage of net sales by one percentage point. The increase was primarily due to increased headcount and higher employee compensation expenses resulting from exceeding the overall company performance targets set as a part of our incentive compensation programs.

Advertising Expenses

Advertising expense consists of costs associated with marketing, advertising and promoting our products, including customer-related discounts and promotional allowances.

	2013	2012	2011	% Change 2013 vs. 2012		% Change 2012 vs. 2011
	(Dollars in millions)
Advertising expenses	$48.3	$43.0	$39.5	12%		9%
As a percent of net sales	9%	7%	9%	2	*	(2	)*

*	Percentage point change

Fiscal Year 2013 Compared to Fiscal Year 2012

Advertising expense for 2013 increased 12% as compared to 2012, and increased as a percentage of net sales by two percentage points. The increase was primarily due to an increase in cooperative print advertising to drive higher retail sales, and increases in marketing materials, and social and search advertising spending. The increases were partially offset by a planned reduction in television commercial spending, lower online advertising, and a one-time settlement of a dispute with a supplier of our point-of-purchase displays.

Fiscal Year 2012 Compared to Fiscal Year 2011

Advertising expense for 2012 increased 9% as compared to 2011, but declined as a percentage of net sales by two percentage points. The increase was in line with our strategy to drive continued demand for our multimedia learning family of products including content, accessories, and hardware, including the launch of LeapPad2.

Depreciation and Amortization Expenses

	2013	2012	2011	% Change 2013 vs. 2012		% Change 2012 vs. 2011
	(Dollars in millions)
Depreciation and amortization	$10.7	$11.6	$11.2	(8)%		4%
As a percent of net sales	2%	2%	2%	-	*	-	*

*	Percentage point change

Fiscal Year 2013 Compared to Fiscal Year 2012

Depreciation and amortization expenses for 2013 decreased 8% as compared to 2012 and remained flat as a percentage of net sales, primarily due to a reduction in amortization of other intangible assets as a result of certain assets reaching their full amortization during the first quarter of 2012, partially offset by an increase in depreciation of property and equipment as a result of an increase in capital expenditures in the current year period.

Fiscal Year 2012 Compared to Fiscal Year 2011

Depreciation and amortization expenses for 2012 increased 4% as compared to 2011 and remained flat as a percentage of net sales, primarily due to an increase in the depreciation of property and equipment as a result of an increase in capital expenditures in 2012, partially offset by a reduction in amortization of other intangible assets as a result of certain assets reaching their full amortization during the first quarter of 2012.

OTHER INCOME (EXPENSE)

The components of other income (expense) were as follows:

	2013	2012	2011	% Change 2013 vs. 2012	% Change 2012 vs. 2011
	(Dollars in millions)
Other income (expense):
Interest income	$0.1	$0.2	$0.1	(72)%	77%
Interest expense	-	(0.1)	(0.3)	100%	81%
Other, net	(1.1)	(2.3)	(4.8)	50%	52%
Total	$(1.1)	$(2.1)	$(4.9)	49%	57%

Fiscal Year 2013 Compared to Fiscal Year 2012

Other expense decreased for 2013 as compared to 2012, resulting primarily from the impact of foreign currency changes on transactions denominated in foreign currencies as well as translation of foreign currency denominated assets and liabilities, reduced to a certain extent by our short-term foreign exchange forward contracts. During 2013, the U.S. dollar (“USD”) strengthened against certain of our major foreign currencies and weakened against several other major foreign currencies, which resulted in offsetting impacts in foreign currency transactional gains (losses). However, in 2012, the USD generally weakened against a majority of our major foreign currencies.

Fiscal Year 2012 Compared to Fiscal Year 2011

Other expense decreased significantly for 2012 as compared to 2011, resulting primarily from our foreign currency activity. The USD weakened against a majority of our foreign currencies during 2012, while it strengthened in 2011, resulting in a $1.6 million unrealized foreign currency translation loss for the third quarter of 2011. Additionally in that quarter, an operational error resulted in our entering into forward hedging contracts that differed from what we had intended. As a result of this error, we recorded a $1.5 million realized loss on foreign exchange forward contracts in our U.S. segment.

INCOME TAXES

Our benefit from income taxes and effective tax rates were as follows:

	2013	2012	2011
	(Dollars in millions)
Benefit from income taxes	$(50.2)	$(24.5)	$(1.1)
Income before income taxes	33.8	61.9	18.8
Effective tax rate	(148.2)%	(39.6)%	(6.1)%

Our tax rate is affected by recurring items, such as tax expense relative to the amount of income earned in our domestic and foreign jurisdictions. Our tax rate is also affected by discrete items, such as tax benefits attributable to the recognition of previously unrecognized tax benefits that may occur in any given year, but are not consistent from year to year.

Our 2013 effective tax rate included the release of a substantial portion of the remaining valuation allowance previously recorded against our domestic deferred tax assets, resulting in a tax benefit for the year. Our 2012 effective tax rates included a partial release of valuation allowance previously recorded against our domestic deferred tax assets, resulting in a tax benefit for the year. In addition, no federal or state tax expense was recorded on our domestic operating income due to the remaining valuation allowance against our domestic deferred tax assets as of December 31, 2012. Our 2011 effective tax rate reflected a non-cash full valuation allowance recorded against our domestic deferred tax assets. Accordingly, no federal or state tax expense was recorded on our domestic operating income for the year.

In addition, the tax benefits for 2013, 2012 and 2011 included $0.7 million, $6.4 million and $2.9 million, respectively, in benefit associated with the recognition of previously unrecognized tax benefits due to the expiration of statutes of limitation in some of our foreign jurisdictions, offset by foreign tax expense and certain discrete tax items including amortization of goodwill for tax purposes, return to provision adjustments, and an accrual for potential interest and penalties on certain tax positions. In 2013, we realized $10.4 million of income tax benefit from utilizing tax attributes primarily comprised of federal and state net operating losses. In 2012, we realized $23.3 million of tax benefit from utilizing previously unrecognized income tax benefit attributes primarily comprised of domestic net operating loss and tax credit carryforwards. In 2011, we realized $8.8 million of previously unrecognized income tax benefit attributable to our domestic net operating loss and tax credit carryforwards.

During 2012, after considering the relative impact of all evidence, positive and negative, we determined, at the required more-likely-than-not level of certainty, that a portion of our domestic deferred tax assets would be realized and a deferred tax valuation allowance release of $21.6 million was recorded as an income tax benefit for the year. At the end of 2012, we could not assert, at the required more-likely-than-not level of certainty, that our domestic operations would generate sufficient taxable income to realize all of our deferred tax assets after considering the duration and severity of losses in prior years, high seasonal revenue concentrations, an unproven new product pipeline, and recent transition at the highest levels of our management team.

During 2013, we evaluated our ability to realize the benefit of our domestic deferred tax assets and weighed all available positive and negative evidence both objective and subjective in nature. In determining the need for a valuation allowance, the weight given to positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Consideration was given to negative evidence such as: the duration and severity of losses in prior years, high seasonal revenue concentrations, increasing competitive pressures, and a challenging retail environment. However, after considering four consecutive years of profitability and a three year cumulative domestic income position of $102.1 million at the end of 2013, we believe the weight of the objectively verifiable positive evidence is sufficient to overcome the weight of the negative evidence. As of December 31, 2013, we concluded that it was more-likely-than-not that we would have future taxable income sufficient to realize the benefit of a significant portion of our domestic net deferred tax assets. Accordingly, a $62.8 million of the deferred tax valuation allowance was reversed and recognized as an income tax benefit for the year.

As of December 31, 2013, we maintained a valuation allowance of $9.7 million against our deferred tax assets related to certain state and foreign net operating loss carryforwards, and capital loss carryforwards. At present time, we believe it is more-likely-than-not that we will not be able to realize the full benefit of these loss carryforwards before they are due to expire. We will continue to evaluate all evidence in future periods to determine if a valuation allowance against our deferred tax assets is warranted.

Due to the high seasonality of our business with a significant portion of our annual income earned late in the year, the final determination for the need for valuation allowances, for both 2013 and 2012, was made after the critical holiday season had passed and actual results for the year were known.

SUMMARY OF RESULTS BY SEGMENT FOR FISCAL YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

We organize, operate and assess our business in two primary operating segments: U.S. and International. This presentation is consistent with how our chief operating decision maker reviews performance, allocates resources and manages the business.

The net sales, cost of sales, gross margin, total operating expenses and operating income (loss) amounts in this section are presented on a basis consistent with generally accepted accounting principles (“GAAP”) in the U.S. and on an operating segment basis consistent with our internal management reporting structure. See Note 20—“Segment Reporting” in our Consolidated Financial Statements included in this Annual Report on Form 10-K for certain detailed information on our segments and their financial results for the fiscal years ended December 31, 2013, 2012 and 2011.

United States Segment

The U.S. segment includes net sales and related expenses directly associated with selling our products to national and regional mass-market and specialty retailers, other retail stores, distributors, resellers, and online channels including our online store and our App Center. Certain corporate-level operating expenses associated with sales and marketing, product support, human resources, legal, finance, information technology, corporate development, procurement activities, R&D, legal settlements and other corporate costs are charged entirely to our U.S. segment.

	2013	2012	2011	% Change 2013 vs. 2012	% Change 2012 vs. 2011
	(Dollars in millions)
Net sales	$387.0	$424.8	$342.0	(9)%	24%
Cost of sales	236.6	242.6	199.3	(2)%	22%
Gross margin *	38.9%	42.9%	41.7%	(4.0)**	1.2 **
Operating expenses	151.6	154.1	137.2	(2)%	12%
Operating expenses as a percent of net sales	39%	36%	40%	3 **	(4)**
Income (loss) from operations	$(1.3)	$28.1	$5.6	(104)%	406%

*	Gross profit as a percentage of net sales
**	Percentage point change

Fiscal Year 2013 Compared to Fiscal Year 2012

Net sales for 2013 decreased 9% compared to 2012, primarily driven by increased competition in the children’s tablet market, a challenging retail environment and deep retailer discounting, which led to lower shipments for the fourth quarters of 2013, and higher trade allowances and discounts as a percentage of net sales.

Cost of sales for 2013 decreased 2% compared to 2012, primarily driven by lower sales volume and lower inventory allowances, partially offset by higher product costs resulting from a change in sales mix with proportionally higher sales of higher cost hardware and higher royalty costs resulting from an increase in sales of licensed content.

Gross margin for 2013 decreased by 4.0 percentage points as compared to 2012, primarily driven by changes in product mix with proportionally higher sales of lower-margin hardware, higher trade allowances and discounts as a percentage of net sales, higher royalty costs resulting from an increase in sales of licensed content, and lower sales volume which increased the impact of fixed logistics costs. The decreases were partially offset by lower inventory allowances.

Operating expenses for 2013 decreased 2% compared to 2012, primarily driven by a decrease in our provision for incentive compensation expense and a decrease in bad debt expense due to a $3.1 million charge in the prior year period related to an isolated customer bankruptcy. The decreases were partially offset by higher expenses due to an increase in headcount to support our strategic initiatives, and higher advertising expense. Operating expenses as a percentage of net sales increased by three percentage points to 39% for 2013 as lower sales volume increased the impact of fixed costs.

Income (loss) from operations for 2013 decreased 104% compared to 2012 primarily due to decreases in net sales and gross margin.

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

Cost of sales for 2012 increased 22% compared to 2011, primarily driven by higher sales volume, higher product costs associated with sales mix and higher royalty costs associated with content distributed for a full year through our App Center which was launched in August 2011, as well as higher inventory allowances due to product transitions.

Gross margin for 2012 improved 1.2 percentage points over 2011, primarily driven by lower freight costs and higher sales volume which reduced the impact of fixed logistic costs, partially offset by changes in product mix with proportionally higher sales of lower-margin hardware.

Operating expenses for 2012 increased 12% compared to 2011, primarily driven by higher employee compensation expenses associated with greater achievement against overall company performance targets set as a part of our employee bonus programs, as well as bad debt expense of $3.1 million related to an isolated customer bankruptcy. Operating expenses as a percentage of net sales declined by four percentage points to 36%.

Income from operations for 2012 increased 406% compared to 2011 due to increases in net sales and gross margin and better leveraging of higher operating expenses.

International Segment

The International segment includes the net sales and related expenses directly associated with selling our products to national and regional mass-market and specialty retailers and other outlets through our offices in the United Kingdom, France and Canada and through distributors in markets such as Australia, Mexico, South Africa and Spain, as well as through our App Centers and online stores directed to certain international jurisdictions. Certain corporate-level operating expenses associated with sales and marketing, product support, human resources, legal, finance, information technology, corporate development, procurement activities, research and development, legal settlements and other corporate costs are allocated to our U.S. segment and not allocated to our International segment.

	2013	2012	2011	% Change 2013 vs. 2012	% Change 2012 vs. 2011
	(Dollars in millions)
Net sales	$166.6	$156.5	$113.1	6%	38%
Cost of sales	101.0	93.7	69.7	8%	34%
Gross margin *	39.4%	40.1%	38.4%	(0.7)**	1.7 **
Operating expenses	29.5	26.8	25.3	10%	6%
Operating expenses as a percent of net sales	18%	17%	22%	1 **	(5)**
Income from operations	$36.2	$36.0	$18.1	1%	98%

*	Gross profit as a percentage of net sales
**	Percentage point change

Fiscal Year 2013 Compared to Fiscal Year 2012

Net sales for 2013 increased 6% as compared to 2012, largely driven by sales of multimedia learning platforms, including LeapPad2 Power, LeapPad Ultra and LeapReader, which launched in the second quarter of 2013, partially offset by higher trade allowances and discounts due to the highly promotional environment at retail during the holiday season. Net sales for 2013 included a 1% negative impact from changes in currency exchange rates.

Cost of sales for 2013 increased 8% compared to 2012, primarily driven by higher sales volume, higher product costs resulting from a change in sales mix with proportionally higher sales of higher cost hardware, and higher royalty costs resulting from an increase in sales of licensed content. The increases were partially offset by lower inventory allowances.

Gross margin for 2013 decreased by 0.7 percentage points as compared to 2012, primarily driven by changes in product mix with proportionally higher sales of lower-margin hardware, higher trade allowances and discounts as a percentage of net sales, and higher royalty costs resulting from proportionally higher sales of licensed content. The decreases were partially offset by lower inventory allowances and higher sales volume which reduced the impact of fixed logistic costs.

Operating expenses for 2013 increased 10% as compared to 2012, primarily driven by higher advertising spending and higher expenses due to an increase in headcount, partially offset by a decrease in our provision for incentive compensation expense. Operating expenses as a percentage of net sales increased by one percentage point to 18%.

Income from operations for 2013 improved by 1% as compared to 2012, primarily due to increased net sales, offset by reduced gross margin and higher operating expenses.

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

Cost of sales for 2012 increased 34% compared to 2011, primarily driven by higher sales volume, higher product costs associated with sales mix and higher royalty costs associated with content distributed through our App Center that was launched in August 2011.

Gross margin for 2012 improved 1.7 percentage points as compared to 2011, primarily driven by proportionally higher sales volume and lower trade allowances and discounts.

Operating expenses for 2012 increased 6% as compared to 2011, primarily driven by higher employee compensation expenses associated with greater achievement against overall company performance targets set as a part of our employee bonus programs and higher advertising expenses. Operating expenses as a percentage of net sales declined by five percentage points to 17%.

Income from operations for 2012 improved by 98% as compared to 2011, primarily due to significantly increased net sales, improved gross margin and better leveraging of operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash and cash equivalents totaled $168.1 million and $120.0 million at December 31, 2013 and 2012, respectively. The increase in cash balance was primarily due to an increase in cash provided by accounts receivable collection, partially offset by reduced operating results, higher capital expenditure and a reduction in the accounts payable and accrued liabilities balances. In line with our investment policy, all cash equivalents were invested in high-grade short-term money market funds at December 31, 2013.

Cash and cash equivalents held by our foreign subsidiaries totaled $31.4 million and $34.2 million at December 31, 2013 and 2012, respectively. We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2013 to be indefinitely reinvested, and accordingly, no U.S. income taxes have been provided thereon. We do not currently intend to repatriate any foreign earnings to the U.S. However, if we were to repatriate these amounts to the U.S., any associated tax liability would be fully offset by our domestic net operating loss or tax credit carryforwards for the foreseeable future.

A recent change in business strategy for distributing product into Mexico will ultimately result in the liquidation of our Mexican subsidiary as we outsource distribution in Mexico to a third party. At the end of the liquidation process, we intend to repatriate any residual cash to the U.S. We believe this cash repatriation will be considered to be a return of capital (and not a repatriation of earnings) and therefore will not result in a U.S. tax consequence. Accordingly we have not recorded a tax provision for such.

We have an asset-based revolving credit facility (the “revolving credit facility”) with a potential borrowing availability of $75.0 million for the months of September through December and $50.0 million for the remaining months. The borrowing availability varies according to the levels of our accounts receivable and cash and investment securities deposited in secured accounts with the lenders. Borrowing availability under this revolving credit facility was $75.0 million as of December 31, 2013. There were no borrowings outstanding under the revolving credit facility as of December 31, 2013.

Future capital expenditures are primarily planned for new product development and purchases related to the upgrading of our information technology capabilities. We expect that capital expenditures for 2014, including those for capitalized content and website development costs, will be funded with cash flows generated by operations. Capital expenditures were $32.2 million for 2013, $25.1 million for 2012, and $19.9 million, for 2011. We expect capital expenditures to be in the range of $35 million to $45 million for the year ending December 31, 2014, as we make significant investments to upgrade our internal business systems and invest in significant new product launches in 2014. We expect capital expenditures to be lower than this level in future years.

We believe that cash on hand, cash flow from operations and amounts available under our revolving credit facility will provide adequate funds for our working capital needs and planned capital expenditures over the next twelve months. Our ability to fund our working capital needs and planned capital expenditures, as well as our ability to comply with all of the financial covenants of our revolving credit facility, depend on our future operating performance and cash flows.

Cash Sources and Uses

The table below shows our sources and uses of cash for the fiscal years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011	% Change 2013 vs. 2012	% Change 2012 vs. 2011
	(Dollars in millions)
Cash flows provided by (used in):
Operating activities	$76.1	$67.9	$70.2	12%	(3)%
Investing activities	$(32.2)	$(22.6)	$(19.9)	(42)%	(14)%
Financing activities	$4.6	$2.5	$2.2	88%	10%
Effect of exchange rate fluctuations on cash	$(0.5)	$0.4	$(0.1)	(215)%	(850)%
Increase in cash and cash equivalents	$48.1	$48.1	$52.4	-%	(8)%

Fiscal Year 2013 Compared to Fiscal Year 2012

Cash flow provided by operations for 2013 increased $8.2 million compared to 2012, primarily driven by an increase in cash provided by accounts receivable collection, partially offset by reduced net income related to operating activities, a lower accounts payable balance attributable to timing and volume of purchases, higher inventory levels and higher incentive compensation payouts.

Net cash used in investing activities for 2013 increased $9.6 million compared to 2012, primarily due to an increase in computer hardware and software purchases to upgrade our information technology capabilities.

Net cash provided by financing activities for 2013 increased $2.1 million as compared to 2012, due to increases in stock option exercises and employee stock purchase plan purchases, partially offset by lower payroll taxes related to a decrease in employee restricted stock units released in 2013 as compared to 2012.

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

Net cash provided by financing activities for 2012 increased $0.3 million as compared to 2011, primarily due to an increase in employee stock purchase plan purchases, partially offset by higher payroll taxes related to an increase in employee restricted stock units released in 2012 as compared to 2011.

Seasonal Patterns of Cash Provided by (Used in) Operations

The table below shows our seasonal patterns of cash flow provided by (used in) operations by quarter for the fiscal years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
	(Dollars in millions)
1st quarter	$77.5	$66.0	$64.6
2nd quarter	1.8	(4.7)	(16.6)
3rd quarter	(97.4)	(72.8)	(27.4)
4th quarter	94.2	79.4	49.6
Total	$76.1	$67.9	$70.2

Historically, through 2011, our cash flow from operations has been highest in the first quarter of each year when we collect a majority of our accounts receivable booked in the fourth quarter of the prior year. In 2013 and 2012, an increase in earlier third and fourth quarter sales to retailers and credit card-based sales through our App Center in the fourth quarter resulted in higher cash flow from operations in the fourth quarter than in the first quarter, a deviation from our historical norm that may continue in future years. Cash flow used in operations tends to be highest in our third quarter, as collections from prior accounts receivable taper off and we invest heavily in inventory in preparation for the fourth quarter holiday season. Historically, cash flow generally turns positive again in the fourth quarter as we begin to collect on the accounts receivable associated with the holiday season. Earlier demand in 2013 resulted in significantly higher inventory purchases during the third quarter and higher collections in the fourth quarter.

These seasonal patterns may vary depending upon general economic conditions and other factors.

Line of Credit and Borrowing Availability

On August 13, 2009, we, certain financial institutions and Bank of America, N.A., entered into an amended and restated loan and security agreement for an up-to-$75.0 million asset-based revolving credit facility. We have granted a security interest in substantially all of our assets to the lenders as security for our obligations under the revolving credit facility. Provided there is no default under the revolving credit facility, we may elect, without the consent of any of the lenders, to increase the size of the revolving credit facility up to an aggregate of $150.0 million.

The borrowing availability varies according to the levels of our accounts receivable and cash and investment securities deposited in secured accounts with the lenders. Subject to the level of this borrowing base, we may make and repay borrowings from time to time until the maturity of the credit facility. The interest rate is, at our election, Bank of America, N.A.’s prime rate (or base rate) or a LIBOR rate defined in the revolving credit facility, plus, in each case, an applicable margin. The applicable margin for a loan depends on the average daily availability for the most recent fiscal quarter and the type of loan. Borrowing availability under the revolving credit facility was $75.0 million as of December 31, 2013.

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

We did not borrow any amount against the revolving credit facility during 2013 and had no borrowings outstanding under the revolving credit facility at December 31, 2013.

Contractual Obligations and Commitments

We conduct our corporate operations from leased facilities under operating leases that expire at various dates through 2017. Generally, these have initial lease periods of three to twelve years and contain provisions for renewal options of five years at market rates. We account for rent expense on a straight-line basis over the term of the lease. In addition, we are obligated to pay certain minimum royalties in connection with license agreements to which it is a party.

The following table summarizes our outstanding contractual obligations at December 31, 2013.

			Payments Due In
			Less Than			More Than
	Total		1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in millions)
Operating leases	$10.6	*	$5.7	$4.7	$0.2	$-
Royalty guarantees	4.1		2.0	2.1	-	-
Total	$14.7		$7.7	$6.8	$0.2	$-

* Amount was reduced by minimum sublease rent of $1.5 million due in the future under non-cancelable sublease.

In addition, we had commitments to purchase inventory under normal supply arrangements totaling approximately $24.1 million at December 31, 2013. We also had outstanding off-balance sheet commitments for outsourced manufacturing and component purchases of $0.5 million.

As of December 31, 2013, we had no outstanding borrowings or letters of credit under our revolving credit facility, and had $75.0 million of potential availability on the line.

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

Revenue Recognition, Allowance for Doubtful Accounts, and Other Accounts Receivable and Revenue Reserves

We derived the majority of our revenue from sales of our technology-based learning products and related content. Revenue is recognized when products are shipped and title passes to the customer, provided that there is evidence of a commercial arrangement, delivery has occurred, there is a fixed or determinable fee and collection is reasonably assured. We sell App Center cards to retailers and directly to end customers, which are redeemable on our App Center for content downloads. We record proceeds from the initial sale of the card to deferred revenue, which are then recognized into revenue when the right to download content is granted to the customer upon redemption of the card. For content purchased by the customer with a personal credit card directly through our App Center, we recognize revenue when the right to download content is granted. Amounts billed to customers for shipping and handling costs are recognized as revenue. Costs incurred to ship merchandise from warehouse facilities are recorded in cost of sales.

Net sales represent gross sales less estimated sales returns, allowances for defective products, promotional markdowns, chargebacks and price changes, and cooperative promotional arrangements. Correspondingly, these allowances are recorded as reductions of gross accounts receivable.

We reduce our gross accounts receivable balance by an allowance for amounts we believe may become uncollectible. This allowance is an estimate based primarily on management’s evaluation of the customer’s financial condition in the context of current economic conditions, past collection history, aging of the accounts receivable balances and trade credit insurance coverage levels. Determining such allowance requires judgment, the result of which may have a significant effect on the amounts reported in accounts receivable. If changes in the economic climate or in the financial condition of any of our customers impair or improve their ability to make payments, adjustments to the allowances may be required.

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

Accounts receivable are reported on the balance sheet net of all provided allowances, which included the allowances for doubtful accounts of $0.1 million and $0.3 million as of December 31, 2013 and 2012, respectively.

Inventory Valuation

Inventories are stated at the lower of cost or market value, on a first-in, first-out basis. We record inventory costs on the balance sheet based on third-party contract manufacturer invoices, which include the contract manufacturers’ costs for materials, labor and manufacturing overhead related to our products. Inventory valuation primarily requires estimation of slow-moving, obsolete or excess products. Our estimate of the write-downs for slow-moving, excess and obsolete inventories is based on management’s review of on-hand inventories compared to their product demand forecast, anticipated product selling prices, the expected product lifecycle, and products planned for discontinuation. If actual future demand for our products and anticipated product selling prices were less favorable than those projected by our management, additional inventory write-downs would be required resulting in a negative impact on gross margin. We monitor the estimates of inventory write-downs on a quarterly basis. When considered necessary, we make additional adjustments to reduce inventory to its net realizable value, with corresponding increases to cost of sales. Inventories included write-downs for slow-moving, excess and obsolete inventories of $2.0 million and $4.5 million at December 31, 2013 and 2012, respectively.

Capitalization of Product Costs

We capitalize certain external costs related to the development of content for our learning products, including design, artwork, animation, layout, editing, voice, audio and apps included in the learning products. Such costs are capitalized once the technological feasibility of the product is established and costs are determined to be recoverable. Amortization of these costs is included in cost of sales and begins when the products are initially released for sale and generally continues over a two-year life using the straight-line method. We evaluate the future recoverability of capitalized amounts periodically and recognize write-downs in the statements of operations as needed. Capitalized content costs that are cancelled, abandoned or otherwise deemed impaired are charged to cost of sales in the period of cancellation. There was no write-down of capitalized costs related to platforms being discontinued or non-performing titles during 2013. Write-downs of capitalized costs related to platforms being discontinued or non-performing titles resulted in an increase in cost of sales in the U.S. segment of $0.2 million and $0.3 million in 2012 and 2011, respectively.

We also capitalize external website development costs (“website costs”), which primarily include third-party costs related to developing applications that are integral components of certain products we market, costs incurred to develop or acquire and customize code for web applications, costs to develop HTML web pages or develop templates, and costs to create initial graphics for the website that included the design or layout of each page. Website costs are generally amortized on a straight-line basis over two years. We periodically evaluate the remaining useful life of our capitalized website costs to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the remaining useful life is considered to be changed during the period, we amortize the remaining carrying amount of our capitalized website costs prospectively over that revised remaining useful life.

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

In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under this guidance, if an entity determines, after assessing such qualitative factors, that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the qualitative assessment concludes that it is probable that there is impairment, then a quantitative assessment must be performed. We early adopted this guidance for our December 31, 2011 annual goodwill impairment test.

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

Application of the two-step goodwill impairment test, if determined necessary, requires significant judgment, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, determination of the fair value of each reporting unit, and projections of future net cash flows, which are inherently uncertain. The fair value of each reporting unit is estimated using a combination of a market approach and a discounted cash flow methodology. The market approach requires considerable judgment in selecting comparable companies and estimating the multiples of revenue implied by their market values. The discounted cash flow methodology requires management to exercise judgment in selecting an appropriate discount rate and to make numerous assumptions in order to develop future business and financial forecasts and the related estimates of future net cash flows. Future net cash flows depend primarily on future sales of our products, which are inherently difficult to predict. This is especially true when a significant portion of our future net sales is expected to be generated by both mature products as well as products introduced in 2013 or planned to be introduced in 2014.

After analyzing our goodwill at December 31, 2013 and 2012, we concluded no impairment charge was required in either period. At December 31, 2013 and 2012, we had $19.6 million and $20.5 million, respectively, of goodwill and other intangible assets.

Income Taxes

We account for income taxes using the asset and liability method. We calculate our deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We are subject to income taxes in the U.S. and foreign jurisdictions. The determination of our income tax assets, liabilities and expense requires us to make certain estimates and judgments in the calculation of tax benefits, tax credits and deductions. Significant changes in these estimates or variations in the actual outcome of expected future tax consequences may result in material increases or decreases in the tax provision or benefit in subsequent periods. We provide valuation allowances when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. Determination of whether or not a valuation allowance is warranted requires consideration of all available positive and negative evidence, including prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

In 2006, we recorded a $60.4 million non-cash charge to establish a valuation allowance against all of our gross domestic deferred tax assets as we could not assert, at the required more-likely-than-not level of certainty, that the level of future profitability needed to realize the benefit of our domestic deferred tax assets could be achieved. As of December 31, 2011, we continued to have full valuation allowance against our gross domestic deferred tax assets that was increased to $115.9 million as a result of additional net operating loss and tax credit carryforwards, partially offset by utilization of tax benefits. As of December 31, 2012, our valuation allowance against our gross domestic deferred tax assets was $69.1 million, a decrease of $46.8 million as compared to previous year, primarily due to a reduced deferred tax assets balance resulting from utilization of tax benefits, and releasing a portion of our remaining valuation allowance. As of December 31, 2013, our valuation allowance against our gross domestic deferred tax assets was $8.0 million, a decrease of $61.1 million as compared to previous year, primarily due to a reduced deferred tax assets balance resulting from utilization of tax benefits, and releasing a significant portion of our remaining domestic valuation allowance. As of December 31, 2013, we maintained an $8.0 million valuation allowance against our gross domestic deferred tax assets related to certain state net operating loss carryforwards, and capital loss carryforwards.

In addition, as of December 31, 2013, we maintained a $1.7 million valuation allowance against the deferred tax assets of our subsidiary in Mexico, which was initially established during 2012.

We will continue to evaluate all evidence in future periods to determine if valuation allowances are warranted on our domestic and foreign deferred tax assets.

Our financial statements also include accruals for the estimated amounts of probable future assessments that may result from the examination of federal, state or international tax returns. Our tax accruals, tax provision, deferred tax assets or income tax liabilities may be adjusted if there are changes in circumstances, such as changes in tax law, tax audits or other factors, which may cause management to revise its estimates. The amounts ultimately paid on any future assessments may differ from the amounts accrued and may result in an increase or reduction to the effective tax rate in the year of resolution. Such adjustments could have a material impact on our financial position, results of operations or cash flows. In 2013 and 2012, we recorded $0.7 million and $6.4 million in tax benefits, respectively, associated with the recognition of previously unrecognized tax benefits due to the expiration of statutes of limitation in some of our foreign jurisdictions.

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

Recently Adopted Accounting Guidance

In July 2013, the FASB issued Accounting Standards Updates (“ASU”) 2013-11, Income Taxes (Topic 740). The objective of this guidance is to eliminate the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective for reporting periods beginning after December 15, 2013, with early adoption permitted. We adopted this guidance during the three months ended September 30, 2013. The adoption of this guidance did not result in any material impact to our consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the U.S. and market our products primarily in North America and, to a lesser extent, in Europe and the rest of the world. We are billed by and pay our third-party manufacturers in USD. Sales to our international customers are transacted primarily in the country’s local currency. As a result, our financial results could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets.

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements, but the program, when properly executed, may not always eliminate our exposure to movements of currency exchange rates. The results of our hedging program for the fiscal years ended December 31, 2013, 2012 and 2011 are summarized in the table below:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Losses on foreign exchange forward contracts	$(282)	$(2,232)	$(2,004)*
Gains (losses) on underlying transactions denominated in foreign currency	(614)	666	(1,644)
Net losses	$(896)	$(1,566)	$(3,648)

*	Amount includes a $1.5 million realized loss on foreign exchange forward hedging contracts in our U.S. segment due to an operational error.

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts outstanding as of December 31, 2013 and 2012 is as follows:

	2013			2012
	Average Forward Exchange Rate	Notional Amount in Local Currency	Fair Value of Instruments in USD	Average Forward Exchange Rate	Notional Amount in Local Currency	Fair Value of Instruments in USD
		(1)	(2)		(1)	(2)
Currencies:
British Pound (GBP/USD)	1.653	10,243	$(26)	1,608	22,684	$(296)
Euro (Euro/USD)	1.383	10,855	41	1,322	7,239	16
Canadian Dollar (USD/CAD)	1.065	5,590	(9)	0.992	7,087	24
Mexican Peso (USD/MXN)	-	-	-	13.070	4,925	1
Total fair value of instruments in USD			$6			$(255)

(1)	In thousands of local currency
(2)	In thousands of USD

Cash equivalents are presented at fair value on our balance sheet. We invest our excess cash in accordance with our investment policy. Any adverse changes in interest rates or securities prices may decrease the value of our investments and operating results. As of December 31, 2013 and 2012, our excess cash was invested in money market funds.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEAPFROG ENTERPRISES, INC.

FORM 10-K

Index to Consolidated Financial Statements

For the Fiscal Year Ended December 31, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
LeapFrog Enterprises, Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2013 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year then ended present fairly, in all material respects, the financial position of LeapFrog Enterprises, Inc. and its subsidiaries at December 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing in the Index under Item 15(2) for the year ended December 31, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to reserves for promotional spending existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 14, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LeapFrog Enterprises, Inc.

We have audited the consolidated balance sheet of LeapFrog Enterprises, Inc. as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LeapFrog Enterprises, Inc. at December 31, 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Francisco, CA

March 11, 2013

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$168,053	$120,000
Accounts receivable, net of allowances for doubtful accounts of $139 and $292, respectively	133,221	180,043
Inventories	54,290	40,311
Prepaid expenses and other current assets	9,637	8,353
Deferred income taxes	25,639	9,315
Total current assets	390,840	358,022
Deferred income taxes	49,053	13,269
Property and equipment, net	33,059	23,723
Capitalized product costs, net	17,494	12,109
Goodwill	19,549	19,549
Other intangible assets, net	50	950
Other assets	1,027	1,283
Total assets	$511,072	$428,905

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,110	$31,617
Accrued liabilities	40,765	51,353
Deferred revenue	14,467	8,516
Income taxes payable	1,100	493
Total current liabilities	78,442	91,979
Long-term deferred income taxes	3,801	3,759
Other long-term liabilities	1,507	3,224
Total liabilities	83,750	98,962
Commitments and contingencies
Stockholders' equity:
Class A Common Stock, par value $0.0001;
Authorized - 139,500 shares; Outstanding: 64,916 and 61,970, respectively	6	6
Class B Common Stock, par value $0.0001;
Authorized - 40,500 shares; Outstanding: 4,396 and 5,715, respectively	1	1
Treasury stock	(185)	(185)
Additional paid-in capital	419,526	405,078
Accumulated other comprehensive income (loss)	(7)	1,071
Retained earnings (accumulated deficit)	7,981	(76,028)
Total stockholders’ equity	427,322	329,943
Total liabilities and stockholders’ equity	$511,072	$428,905

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011

Net sales	$553,615	$581,288	$455,140
Cost of sales	337,565	336,344	268,988
Gross profit	216,050	244,944	186,152

Operating expenses:
Selling, general and administrative	86,232	89,599	77,984
Research and development	35,938	36,627	33,784
Advertising	48,280	43,023	39,526
Depreciation and amortization	10,678	11,629	11,161
Total operating expenses	181,128	180,878	162,455
Income from operations	34,922	64,066	23,697

Other income (expense):
Interest income	68	241	136
Interest expense	-	(50)	(259)
Other, net	(1,149)	(2,309)	(4,809)
Total other income (expense), net	(1,081)	(2,118)	(4,932)
Income before income taxes	33,841	61,948	18,765
Benefit from income taxes	(50,168)	(24,504)	(1,137)
Net income	$84,009	$86,452	$19,902

Net income per share:
Class A and B - basic	$1.23	$1.29	$0.30
Class A and B - diluted	$1.19	$1.24	$0.30

Weighted-average shares used to calculate net income per share:
Class A and B - basic	68,411	67,100	65,406
Class A and B - diluted	70,402	69,720	66,332

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Net income	$84,009	$86,452	$19,902
Other comprehensive income (loss), before tax:
Currency translation adjustments	(1,078)	1,386	(517)
Transfer of temporary gain on long-term investments	-	(241)	-
Total other comprehensive income (loss), before tax	(1,078)	1,145	(517)
Transfer of tax expense allocated to temporary gain on long-term investments	-	151	-
Other comprehensive income (loss), net of tax	(1,078)	1,296	(517)
Comprehensive income	$82,931	$87,748	$19,385

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

							Accumulated	Retained
						Additional	Other	Earnings /
	Class A		Class B		Treasury	Paid-In	Comprehensive	(Accmulated
	Shares	Amount	Shares	Amount	Stock	Capital	Income (Loss)	Deficit)	Total
Balance, December 31, 2010	43,783	5	20,961	2	(185)	387,833	292	(182,382)	205,565
Conversion of Class B shares to Class A shares	9,848	1	(9,848)	(1)	-	-	-	-	-
Class A common shares issued upon exercise of employee stock-based awards and purchases made under the employee purchase plan	1,292	-	-	-	-	3,029	-	-	3,029
Net cash paid for payroll taxes on restricted stock unit releases	-	-	-	-	-	(797)	-	-	(797)
Stock-based compensation expense	-	-	-	-	-	5,562	-	-	5,562
Cumulative translation adjustment	-	-	-	-	-	-	(517)	-	(517)
Net income	-	-	-	-	-	-	-	19,902	19,902
Balance, December 31, 2011	54,923	6	11,113	1	(185)	395,627	(225)	(162,480)	232,744
Conversion of Class B shares to Class A shares	5,398	-	(5,398)	-	-	-	-	-	-
Class A common shares issued upon exercise of employee stock-based awards and purchases made under the employee purchase plan	1,649	-	-	-	-	4,222	-	-	4,222
Net cash paid for payroll taxes on restricted stock unit releases	-	-	-	-	-	(1,762)	-	-	(1,762)
Stock-based compensation expense	-	-	-	-	-	6,991	-	-	6,991
Cumulative translation adjustment	-	-	-	-	-	-	1,386	-	1,386
Transfer of temporary gain on long-term investments, net of tax	-	-	-	-	-	-	(90)	-	(90)
Net income	-	-	-	-	-	-	-	86,452	86,452
Balance, December 31, 2012	61,970	6	5,715	1	(185)	405,078	1,071	(76,028)	329,943
Conversion of Class B shares to Class A shares	1,319	-	(1,319)	-	-	-	-	-	-
Class A common shares issued upon exercise of employee stock-based awards and purchases made under the employee purchase plan	1,627	-	-	-	-	5,869	-	-	5,869
Net cash paid for payroll taxes on restricted stock unit releases	-	-	-	-	-	(1,247)	-	-	(1,247)
Stock-based compensation expense	-	-	-	-	-	10,209	-	-	10,209
Cumulative translation adjustment	-	-	-	-	-	-	(1,078)		(1,078)
Transfer of temporary gain on long-term investments, net of tax	-	-	-	-	-	-	-	-	-
Tax shortfall from stock-based compensation	-	-	-	-	-	(383)	-	-	(383)
Net income	-	-	-	-	-	-	-	84,009	84,009
Balance, December 31, 2013	64,916	6	4,396	1	(185)	419,526	(7)	7,981	$427,322

See accompanying notes

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$84,009	$86,452	$19,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,652	22,082	19,995
Deferred income taxes	(52,474)	(20,047)	716
Stock-based compensation expense	10,209	6,991	5,562
Loss on sale of long-term investments, net of tax	-	91	-
Loss on disposal of long-term assets	-	2	14
Allowance for doubtful accounts	(21)	3,040	417
Other changes in operating assets and liabilities:
Accounts receivable, net	46,210	(24,839)	(481)
Inventories	(14,106)	(5,727)	13,006
Prepaid expenses and other current assets	(1,200)	(197)	214
Other assets	251	(165)	667
Accounts payable	(10,051)	(3,119)	3,293
Accrued liabilities	(12,314)	8,630	3,995
Deferred revenue	5,945	681	5,048
Other long-term liabilities	(1,615)	(6,135)	(2,396)
Income taxes payable	579	116	210
Net cash provided by operating activities	76,074	67,856	70,162
Investing activities:
Purchases of property and equipment	(19,748)	(16,321)	(11,732)
Capitalization of product costs	(12,406)	(8,793)	(8,122)
Disposal of property and equipment	-	-	67
Sales of investments	-	2,500	-
Other	-	-	(65)
Net cash used in investing activities	(32,154)	(22,614)	(19,852)
Financing activities:
Proceeds from stock option exercises and employee stock purchase plan	5,868	4,222	3,029
Excess tax benefits from stock-based compensation	14	-	-
Net cash paid for payroll taxes on restricted stock unit releases	(1,247)	(1,762)	(797)
Borrowing on line of credit	-	-	35,000
Payment on line of credit	-	-	(35,000)
Net cash provided by financing activities	4,635	2,460	2,232
Effect of exchange rate changes on cash	(502)	435	(158)
Net change in cash and cash equivalents	48,053	48,137	52,384
Cash and cash equivalents, beginning of period	120,000	71,863	19,479
Cash and cash equivalents, end of period	$168,053	$120,000	$71,863

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$-	$(1)	$(258)
Cash paid for income taxes, net	$(1,299)	$(1,221)	$(412)

Non-cash investing and financing activities:
Net change in accounts payable and accrued liabilities related to capital expenditures	$2,325	$-	$-
Transfer of temporary gain on long-term investments	$-	$241	$-

See accompanying notes

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.	Business

LeapFrog Enterprises, Inc. and its consolidated subsidiaries (collectively, the “Company” or “LeapFrog” unless the context indicates otherwise) is a leading developer of educational entertainment for children. The Company’s product portfolio consists of multimedia learning platforms and related content and learning toys. LeapFrog has developed a number of learning platforms, including the LeapPad family of learning tablets, the Leapster family of handheld learning game systems, and the LeapReader reading systems, which facilitate a wide variety of learning experiences provided by our rich content libraries, available in cartridge, print and digital format. LeapFrog has created hundreds of interactive content titles for its platforms, covering subjects such as phonics, reading, writing, mathematics, science, social studies, creativity and life skills. In addition, the Company has a broad line of stand-alone learning toys. Many of the Company’s products connect to its proprietary online LeapFrog Learning Path, which provides personalized feedback on a child’s learning progress and offers product recommendations to enhance each child’s learning experience. The Company’s products are available in four languages and are sold globally through retailers, distributors and directly to consumers via the leapfrog.com online store and the LeapFrog App Center (“App Center”).

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

Foreign Currencies

LeapFrog measures and records the assets, liabilities and operations of its foreign operations using the functional currency of the country in which the operations are located and utilizes the United States dollar (“USD”) as its reporting currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive income (loss), an equity account. Foreign currency transaction gains and losses are included in income as incurred.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult, and subjective judgments include the evaluation of the Company’s accounts receivable-related allowances for doubtful accounts receivable, sales returns, defective products, promotional markdowns, chargebacks and price changes, and cooperative promotional arrangements, the valuation and nature of impairments of financial instruments, valuation and amortization of capitalized product costs, inventory valuation, the recognition, measurement and valuation of current and deferred income tax assets and liabilities, valuation of goodwill and stock-based compensation assumptions. These estimates involve the consideration of complex factors and require management to make judgments. The analysis of historical and future trends is subject to change from period to period. The actual results experienced may differ from management’s estimates.

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

The Company also capitalizes external website development costs (“website costs”), which primarily include third-party costs related to developing applications that are an integral component of certain products the Company markets, costs incurred to develop or acquire and customize code for web applications, costs to develop HTML web pages or develop templates, and costs to create initial graphics for the website that included the design or layout of each page. Website costs are generally amortized on a straight-line basis over two years. The Company periodically evaluates the remaining useful life of its capitalized website costs to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the remaining useful life is considered to be changed during the period, the Company amortizes the remaining carrying amount of its capitalized website costs prospectively over that revised remaining useful life.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation expense is calculated using the straight-line method over the estimated useful life of the assets, generally between two and three years, except for leasehold improvements, which are depreciated over the shorter of the estimated related useful life of the asset or the remaining term of the lease. Depreciation expense for manufacturing tools is included in cost of sales. When assets are retired or disposed of, the cost and the related accumulated depreciation thereon are removed from the consolidated balance sheet and any resulting gain or loss is included in the consolidated statements of operations.

Goodwill

The Company reviews its goodwill for impairment at least annually as of December 31, and between annual tests if events occur or circumstances change that warrant a review.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under this guidance, if an entity determines, after assessing such qualitative factors, that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the qualitative assessment concludes that it is probable that there is impairment, then a quantitative assessment must be performed. The Company early adopted this guidance for its December 31, 2011 annual goodwill impairment test.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Application of the two-step goodwill impairment test, if determined necessary, requires significant judgment, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, determination of the fair value of each reporting unit, and projections of future net cash flows, which are inherently uncertain. The fair value of each reporting unit is estimated using a combination of a market approach and a discounted cash flow methodology. The market approach requires considerable judgment in selecting comparable companies and estimating the multiples of revenue implied by their market values. The discounted cash flow methodology requires management to exercise judgment in selecting an appropriate discount rate and to make numerous assumptions in order to develop future business and financial forecasts and the related estimates of future net cash flows. Future net cash flows depend primarily on future sales of the Company’s products, which are inherently difficult to predict. This is especially true when a significant portion of the Company’s future net sales is expected to be generated by both mature products as well as products introduced in 2013 or planned to be introduced in 2014.

Research and Development Costs

Internal and external research and development (“R&D”) costs incurred before a project reaches technological feasibility are expensed as incurred. External costs incurred after a project reaches technological feasibility are capitalized. Capitalized R&D costs are amortized into cost of sales when the product is released to the market, generally over two years using the straight-line method. Capitalized R&D costs are periodically reviewed for future recoverability. Impairment losses are charged to cost of sales in the period in which they occur.

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

Derivative Financial Instruments

The Company transacts business in various foreign currencies, primarily in the British Pound, Canadian Dollar, Euro and Mexican Peso. As a safeguard against financial exposure from potential adverse changes in currency exchange rates, the Company engages in a foreign exchange hedging program. The program utilizes foreign exchange forward contracts that generally settle within 30 days to enter into fair value hedges of foreign currency exposures of underlying non-functional currency assets and liabilities that are subject to remeasurement. The exposures are generated primarily through intercompany sales in foreign currencies and through USD-denominated sales by the Company’s foreign affiliates. The hedging program is designed to reduce, but does not always eliminate, the impact of the remeasurement of balance sheet items due to movements of currency exchange rates.

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

Valuation allowances are provided when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. Determination of whether or not a valuation allowance is warranted requires consideration of all available evidence, positive and negative, including prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Adjustments made to the valuation allowance could significantly impact the Company’s tax provision or benefit.

The Company considers the undistributed earnings of its foreign subsidiaries as of December 31, 2013 to be indefinitely reinvested, and accordingly, no United States (“U.S.”) income taxes have been provided thereon. The Company does not currently intend to repatriate any foreign earnings to the U.S.

The Company records uncertain tax positions that have been taken on a tax return using a two-step process whereby 1) the Company determines whether the tax positions will be sustained based on its technical merits and 2) those tax positions meet the more-likely-than-not recognition threshold. The Company recognizes the largest amount of tax benefit that is more-likely-than-not to be realized upon ultimate settlement with the related tax authority and establishes a reserve against any portion of the tax benefit not meeting the recognition threshold. The Company records potential interest and penalties on uncertain tax positions as a component of income tax expense.

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

Stock-based Compensation

The Company issues stock options and restricted stock units (“RSUs”) to its employees, directors and occasionally to non-employee service providers, to purchase shares of the Company’s Class A common stock pursuant to the Company’s Amended and Restated 2011 Equity and Incentive Plan (“2011 EIP”). In the past, the Company has issued awards under its Amended and Restated 2002 Equity Incentive Plan (“2002 EIP”) and its 2002 Non-Employee Directors’ Stock Award Plan (“NEDSAP”), both of which have been suspended and no new awards are issued under those plans. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally four years) using the straight-line method. The Company also has an employee stock purchase plan (“ESPP”), the Amended and Restated 2002 Employee Stock Purchase Plan.

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

Net Income per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of Class A and Class B common stock (“common shares”) outstanding during the reporting period. Diluted earnings per share is computed by dividing net income by the combination of dilutive common share equivalents, which comprises of dilutive common shares issued and outstanding under the Company’s stock-based compensation plans, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include in-the-money common share equivalents; whether common share equivalents are “in-the-money” is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when the option is exercised are assumed to be used to repurchase shares in the current period.

Recently Adopted Accounting Guidance

In July 2013, the FASB issued Accounting Standards Updates (“ASU”) 2013-11, Income Taxes (Topic 740). The objective of this guidance is to eliminate the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective for reporting periods beginning after December 15, 2013, with early adoption permitted. The Company adopted this guidance during the three months ended September 30, 2013. The adoption of this guidance did not result in any material impact to the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220). The objective of this guidance is to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. This guidance became effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this guidance on January 1, 2013. The adoption of this guidance did not result in any material impact to the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350). The objective of this guidance is to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This guidance became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted this guidance on January 1, 2013. The adoption of this guidance did not result in any material impact to the Company’s consolidated financial statements.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

•	Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. As of December 31, 2013, the Company’s Level 1 assets consist of money market funds. These assets are considered highly liquid and are stated at cost, which approximates market value.

•	Level 2 includes financial instruments for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument. Such inputs could be quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transactions (less-active markets), or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data, including market interest rate curves, referenced credit spreads and prepayment rates.

The Company’s Level 2 assets and liabilities consist of outstanding foreign exchange forward contracts used to hedge its exposure to certain foreign currencies, including the British Pound, Canadian Dollar, Euro and Mexican Peso. The Company’s outstanding foreign exchange forward contracts, all with maturities of approximately one month, had notional values of $37,182 and $53,577 at December 31, 2013 and 2012, respectively. The fair market values of these instruments, based on quoted prices, as of the same periods were $6 and $(255), on a net basis, respectively. The fair value of these contracts was recorded in prepaid expenses and other current assets for December 31, 2013 and in accrued liabilities for December 31, 2012.

•	Level 3 includes financial instruments for which fair value is derived from valuation techniques, including pricing models and discounted cash flow models, in which one or more significant inputs, including the Company’s own assumptions, are unobservable.

The Company did not hold any Level 3 assets as of December 31, 2013 and 2012.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013:
Financial Assets:
Money market funds	$44,263	$44,263	$-	$-
Forward currency contracts	6	-	6	-
Total financial assets	$44,269	$44,263	$6	$-
December 31, 2012:
Financial Assets:
Money market funds	$85,003	$85,003	$-	$-
Financial Liabilities:
Forward currency contracts	$(255)	$-	$(255)	$-

During the year ended December 31, 2012, the Company divested of its remaining ARS investments for $2,500, resulting in a loss of $181 recorded in other income (expense) in the consolidated statement of operations during the period then ended. The Company also transferred the temporary gain related to ARS valuation of $241, previously recorded as other comprehensive income in stockholders’ equity, to other income (expense) in the consolidated statement of operations. In addition, the Company transferred the associated income tax of $151, previously recorded as other comprehensive loss in stockholders’ equity, to the provision for income taxes in the consolidated statement of operations.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

4.	Inventories

The Company’s inventories, stated on a first-in, first-out basis at the lower of cost or market as of December 31, 2013 and 2012, were as follows:

	December 31,
	2013	2012
Raw materials	$4,619	$1,243
Finished goods	49,671	39,068
Total	$54,290	$40,311

During 2013, 2012 and 2011, the Company recorded net sales of inventory written down in the previous year resulting in a benefit to gross margin of $2,463, $1,814 and $547, respectively.

5.	Property and Equipment

As of December 31, 2013 and 2012, property and equipment consisted of the following:

	December 31,
	2013	2012
Tooling, cards, dies and plates	$24,011	$20,668
Computers and software	72,613	57,482
Equipment, furniture and fixtures	3,797	3,996
Leasehold improvements	4,553	4,418
	104,974	86,564
Less: accumulated depreciation	(71,915)	(62,841)
Total	$33,059	$23,723

Depreciation expense for tooling cards, dies and plates is charged to cost of sales in the statement of operations as the expense relates directly to the product manufacturing process. The expense charged to cost of sales was $2,552, $2,870 and $2,277 for the years ended December 31, 2013, 2012 and 2011, respectively.

Depreciation expense related to the remainder of property and equipment included in depreciation and amortization expense in the statements of operations was $9,079, $7,619 and $6,555 for the years ended December 31, 2013, 2012 and 2011, respectively.

6.	Capitalized Product Costs

The Company’s capitalized product costs include external costs related to the development of content for its learning products and external website development costs for its website. The Company’s capitalized product costs as of December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Content costs	$56,330	$43,626
Website development costs	8,697	7,895
Less: accumulated amortization	(47,533)	(39,412)
Total	$17,494	$12,109

Amortization expense related to content development is charged to cost of sales in the statement of operations and totaled $7,422, $7,585 and $6,557 for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense related to website development is included in depreciation and amortization expense and totaled $699, $1,610 and $2,238 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company performs a periodic impairment evaluation of capitalized product development costs. There was no write-down of capitalized costs related to platforms being discontinued or non-performing titles as a result of the Company’s evaluation in 2013. For 2012 and 2011, the Company’s evaluation identified capitalized costs related to platforms that were in the process of being discontinued or non-performing titles. Accordingly, the Company wrote down these costs, resulting in an increase in cost of sales in the U.S. segment of $161 and $347 in 2012 and 2011, respectively.

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

The Company performed the qualitative assessment for impairment as of December 31, 2013 and 2012 and concluded that its goodwill balance of $19,549 had not been impaired.

8.	Other Intangible Assets

The Company’s other intangible assets as of December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Intellectual property, license agreements and other intangibles	$16,755	$16,755
Less: accumulated amortization	(16,705)	(15,805)
Total	$50	$950

In 2004, the Company entered into a ten-year license agreement with a third party to use the third party’s technology in some of the Company’s products. The $6,000 license fee is included in intangible assets on the balance sheet and is being amortized to operating expense on a straight-line basis over the life of the contract.

Amortization expense of other intangible assets is included in depreciation and amortization expense in the statement of operations and totaled $900, $2,400 and $2,368 for the years ended December 31, 2013, 2012 and 2011, respectively.

The remaining balance of the Company’s intangible assets other than goodwill as of December 31, 2013 will be fully amortized in 2014.

9.	Accrued Liabilities

The Company’s accrued liabilities as of December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Employee-related expenses	$7,674	$22,796
Advertising and promotion	11,356	10,613
Royalties payable	6,626	8,385
Manufacturing and warehousing	1,693	1,675
Marketing, consulting and web-related	5,786	2,904
Other	7,630	4,980
Total	$40,765	$51,353

Employee-related expense accruals decreased primarily due to a decrease in incentive compensation expense for 2013 as compared to 2012.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

10.	Income Taxes

The Company’s income before taxes included the following components:

	Years Ended December 31,
	2013	2012	2011
United States	$28,341	$58,375	$15,430
Foreign	5,500	3,573	3,335
Total	$33,841	$61,948	$18,765

The components of the benefit from income taxes were as follows:

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$(66)	$4	$4
State	239	140	40
Foreign	2,092	(5,054)	(1,734)
Total current	2,265	(4,910)	(1,690)
Deferred:
Federal	(42,505)	(19,796)	314
State	(9,981)	(1,278)	6
Foreign	53	1,480	233
Total deferred	(52,433)	(19,594)	553
Grand total	$(50,168)	$(24,504)	$(1,137)

The differences between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% were as follows:

	Years Ended December 31,
	2013	2012	2011
Income tax provision at the statutory rate	$11,843	$21,682	$6,568
State income taxes	390	2,946	818
Foreign tax rate differential	889	(265)	(327)
Interest and penalties	202	276	446
Nondeductible items	58	866	542
Release of unrecognized tax benefit	(665)	(6,412)	(2,917)
Change in valuation allowance	(62,759)	(43,638)	(6,680)
Other	(126)	41	413
Income tax benefit	$(50,168)	$(24,504)	$(1,137)

State income tax expense included $0 interest and penalties for 2013, 2012, and 2011. The tax benefit for 2013 includes a $665 benefit from the recognition of previously unrecognized tax benefits, including $369 of accrued interest and penalties, due to expiring statute of limitations. The tax benefit for 2012 includes a $6,412 benefit from the recognition of previously unrecognized tax benefits, including $2,045 of accrued interest and penalties, due to expiring statute of limitations. The recognition of these benefits decreased other long-term liabilities. In 2013, the Company realized $10,441 of tax benefit from utilizing tax attributes primarily comprised of federal and state net operating losses. In 2012, the Company realized $23,298 of tax benefit from utilizing previously unrecognized income tax benefit attributes primarily comprised of domestic net operating loss and tax credit carryforwards. In 2011, the Company realized $8,753 of previously unrecognized income tax benefit attributable to domestic net operating loss and tax credit carryforwards. In addition, as of December 31, 2013, the Company concluded that it was more-likely-than-not that it would have future taxable income sufficient to realize the benefit of a significant portion of the Company’s domestic net deferred tax assets. Accordingly, $62,759 of the deferred tax valuation allowance was reversed and recognized as an income tax benefit.

The Company considers the undistributed earnings of its foreign subsidiaries as of December 31, 2013 to be indefinitely reinvested, and accordingly, no U.S. income taxes have been provided thereon. The Company does not currently intend to repatriate any foreign earnings. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $9,794 at December 31, 2013. Repatriation of the Company’s foreign earnings in its entirety would result in a U.S. tax liability of approximately $3,673. However, if the Company were to repatriate undistributed earnings to the U.S., any associated tax liability would be fully offset by its domestic net operating loss or tax credit carryforwards for the foreseeable future.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

A recent change in the business strategy for distributing product into Mexico will ultimately result in the liquidation of the Company’s Mexican subsidiary as the Company outsources distribution in Mexico to a third party. At the end of the liquidation process, the Company intends to repatriate any residual cash to the U.S. However, the Company believes this cash repatriation will be considered to be a return of capital (and not a repatriation of earnings) and therefore will not result in a U.S. tax consequence. Accordingly, the Company has not recorded a tax provision for such.

Deferred income taxes reflect the impact of “temporary differences” between asset and liability amounts for financial reporting purposes and such amounts as determined based on existing tax laws. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss and credit carryforwards	$54,371	$67,576
Inventory and other reserves	10,344	5,670
Depreciation and amortization	4,050	3,968
Stock based compensation	6,280	4,449
Other	9,389	11,306
Gross deferred tax assets	84,434	92,969
Less: valuation allowance	(9,741)	(70,385)
Net deferred tax assets	$74,693	$22,584
Deferred tax liabilities:
Goodwill	$3,801	$3,759
Total deferred tax liabilities	$3,801	$3,759

Starting in 2006, the Company recorded a non-cash charge to establish a valuation allowance against all of its gross domestic deferred tax assets.

As of December 31, 2012, the Company maintained a valuation allowance of $70,385 against its deferred tax assets related to various federal, state, and foreign net operating loss carryforwards, tax credits, and capital loss carryforwards. During 2013, the Company evaluated its ability to realize the benefit of its domestic deferred tax assets and weighed all available positive and negative evidence both objective and subjective in nature. In determining the need for a valuation allowance, the weight given to positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Consideration was given to negative evidence such as; the duration and severity of losses in prior years, high seasonal revenue concentrations, increasing competitive pressures, and a challenging retail environment. However, after considering four consecutive years of profitability and a three year cumulative domestic income position of $102,146 as of December 31, 2013, the Company believed the weight of the objectively verifiable positive evidence was sufficient to overcome the weight of the existing negative evidence. Accordingly, after considering the relative impact of all evidence, positive and negative, the Company determined, at the required more-likely-than-not level of certainty, that a majority of its domestic deferred tax assets will be realized and $62,759 of the Company’s domestic deferred tax valuation allowance was released and recorded as an income tax benefit for the year. Due to the high seasonality of the Company’s business with a significant portion of its annual income earned late in the year, the final determination for the need for valuation allowances was made at the end of the fourth quarter, for both 2013 and 2012, after the critical holiday season had passed and actual results for the year were known. In addition, in 2013, the valuation allowance increased by $1,713 due to certain domestic return to provision adjustments relating to 2012, and by $402 due to additional valuation allowance of deferred tax assets arising from net operating loss carryforwards generated in the current year by the Company’s subsidiary in Mexico. As of December 31, 2013, the Company has maintained a valuation allowance of $9,741 against its deferred tax assets related to state and foreign net operating loss carryforwards, and capital loss carryforwards.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The Company will continue to evaluate all evidence in future periods to determine if valuation allowances are warranted on its domestic and foreign deferred tax assets.

The majority of the Company’s domestic deferred tax assets generally have 10 to 20 years until expiration or indefinite lives. As of December 31, 2013, the Company had federal net operating loss carryforwards of $116,159 which will expire between 2024 through 2029. State net operating loss carryforwards totaled $168,859 as of December 31, 2013 and will expire in years 2014 through 2029. Section 382 of the Internal Revenue Code limits net operating loss carryforwards when an ownership change of more than fifty percent of the value of the stock in a loss corporation occurs with a three-year period. Sales of the Company’s common stock could, under some circumstances, result in the occurrence of such a change in control and a limitation on the Company’s future ability to use these carryforwards. The Company had $11,896 of cumulative excess tax benefits from stock option deductions generated subsequent to the adoption of the authoritative guidance regarding stock-based compensation, which are not included in the net operating loss carryforward amounts above since they have not met the required realization criteria. The Company considers stock option deduction benefits in excess of book compensation charges realized when it obtains an incremental benefit determined by the “with and without” calculation method, under which excess tax benefits related to stock-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company. When realized, these benefits will increase additional paid-in capital.

As of December 31, 2013, the Company also had federal and California R&D credit carryforwards of $3,992 and $8,194, respectively. The federal research carryforwards will begin to expire in 2023, while the California research credits can be carried forward indefinitely. In addition, the Company has $5,223 in federal foreign tax credits that will begin expiring in 2017.

The changes in the balance of gross unrecognized tax benefits, during the years ended December 31, 2013, 2012 and 2011 were as follows:

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of year	$15,192	$19,493	$21,608
Gross increase - tax positions taken during a prior period	4	107	65
Gross decrease - tax positions taken during a prior period	(105)	(41)	(223)
Increases due to tax positions taken during the current period	5,524	-	-
Decreases in the unrecognized tax benefits relating to statute of limitations expiration	(296)	(4,367)	(1,957)
Balance at end of year	$20,319	$15,192	$19,493

Of the gross unrecognized tax benefits as of December 31, 2013, 2012, and 2011, $20,319, $15,192, and $19,493, respectively, would impact the Company’s effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the years ended December 31, 2013, 2012, and 2011 included interest and penalties of $82, $276, and $446, respectively. As of December 31, 2013 and 2012, the Company had approximately $362 and $625, respectively, of accrued interest and penalties related to uncertain tax positions.

The Company is subject to examination for tax years 2000 and forward. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $523, excluding potential interest and penalties, related to its foreign operations over the course of the next twelve months due to expiring statutes of limitations, which could be recognized as a tax benefit and affect the effective tax rate.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Open and Resolved Tax Matters

The Company files income tax returns in the U.S. federal, various state and foreign jurisdictions. The Company has substantially concluded all U.S. federal and state income tax matters through 1999, and foreign income tax matters through 2005.

The state of California has notified the Company of a pending examination related to its R&D credits claimed for the tax years 2002 and 2003; however, the Company has not been notified when the audit will commence. In 2012, the Company was notified by the tax authority in Mexico of an income tax audit for the 2010 tax year. The outcome of this foreign audit is not yet determinable.

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

Borrowing availability under the revolving credit facility was $75,000 as of December 31, 2013. The Company did not borrow any amount against the revolving credit facility during the year and had no borrowings outstanding under the revolving credit facility at December 31, 2013.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

12.	Employee Benefit Plan

LeapFrog sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan allows employees to defer up to 100% of their eligible compensation, not to exceed the Internal Revenue Service (the “IRS”) maximum contribution limit. The Company provides a matching opportunity of 100% of eligible contributions up to a maximum of $3.5 per year per employee, which vests over three years. For the years ended December 31, 2013 and 2012, the Company recorded total compensation expense of $1,435 and $1,189, respectively, related to the defined contribution plan. In 2011, the Company did not incur any related compensation expense since the matching program had been suspended.

13.	Stock-based Compensation

Stock-based Compensation Arrangements

In 2011, the Company adopted the 2011 EIP, which replaced the 2002 EIP in advance of its expiration as the sole plan for providing stock-based incentive compensation to eligible employees and consultants.

On the effective date of the 2011 EIP, a total of 6,000 newly approved shares of Class A common stock became available for grant under the 2011 EIP and any shares remaining available for new grants under the 2002 EIP on the effective date of the 2011 EIP became available for issuance under the 2011 EIP. In addition, any shares subject to outstanding stock awards granted under the 2002 EIP that expired or terminated for any reason prior to exercise or settlement, were forfeited because of the failure to meet a contingency or condition required to vest such shares, or were reacquired or withheld by the Company to satisfy a tax withholding obligation or as consideration for the exercise of a stock option became available for issuance pursuant to awards granted under the 2011 EIP. All outstanding stock awards granted under the 2002 EIP continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2002 EIP. On June 5, 2012, the 2011 EIP was amended to add an additional 2,700 new shares to the share reserve.

The Company used its NEDSAP as its primary plan to issue stock-based incentive compensation to the Company’s non-employee directors until 2012. Upon depletion of the share reserve in June 2012, the NEDSAP was suspended and no new equity awards are being granted thereunder. The board of directors resolved that all future equity awards to members of the board of directors would be made under the Company’s 2011 EIP.

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

The Company is authorized to issue up to a total of 33,950 shares of Class A common stock for any of the types of awards authorized under the 2011 EIP, 2002 EIP or NEDSAP. The Company also has an ESPP under which it is authorized to issue up to 2,000 shares. At December 31, 2013, the remaining availability for future grants was 6,829 for stock-based awards and 964 for the ESPP.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The assumptions underlying the calculation of grant-date fair value of the stock options using the Black-Scholes option pricing model comprise:

•	Volatility: Expected stock price volatility is based on the Company’s historical stock prices over the most recent period commensurate with the estimated expected term of the stock options.

•	Risk-Free Interest Rate: The risk-free interest rate is based on the yield of the treasury security at grant date with a maturity closest to the expected term of the stock option.

•	Expected Term: The expected life of the options represents the period of time the options are expected to be outstanding.

•	Expected Dividend: The dividend yield is zero as the Company does not expect to pay dividends.

•	Annual Forfeiture Rate: When estimating pre-vesting forfeitures, the Company considers voluntary termination behavior as well as potential future workforce reduction programs. Through August 2010, the Company reflected the impact of forfeitures for stock options in expense only when they actually occurred based on analyses showing that the majority of all stock options vested on a monthly basis. Beginning September 2010, based on a shift in granting practice toward more options with longer vesting periods, the Company applied a forfeiture rate of 11% based on historical experience. In January 2012, the Company updated the forfeiture rate to 14.6%. Effective January 2013, the Company updated the forfeiture rate to 14.2%.

The assumptions used in the Black-Scholes option valuation model and the weighted-average grant-date fair value per share for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Years Ended December 31,
	2013	2012	2011
Estimate of fair value for total awards using Black-Scholes	$10,348	$11,711	$4,075
Expected term (years)	4.60	4.49	4.86
Volatility	72.4%	74.3%	58.5%
Risk-free interest rate	0.8%	0.7%	1.7%
Expected dividend yield	-%	-%	-%

RSUs

RSUs are payable in shares of the Company’s Class A common stock. The fair value of these stock-based awards is equal to the closing market price of the Company’s stock on the date of grant. The grant-date fair value is recognized on a straight-line basis in compensation expense over the vesting period of these stock-based awards, which is generally four years.

With regard to RSUs, a forfeiture assumption of approximately 21.6% is currently being used, reflecting historical and expected future forfeiture rate.

Stock-based compensation expense related to RSUs is calculated based on the market price of the Company’s common stock on the grant date. The total market value of RSUs granted in 2013, 2012 and 2011, as measured on the grant date, was $7,147, $8,006 and $2,750, respectively.

ESPP

Effective September 1, 2011, the Company increased the discount from the fair market value of the Company’s common stock offered to participants from 5% to 15%, which resulted in stock-based compensation expense due to departure from the IRS safe harbor. Stock-based compensation expense related to the ESPP is estimated using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2013 and 2012:

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

	Years Ended December 31,
	2013	2012
Expected term (years)	0.5	0.5
Volatility	36.0% - 57.5%	44.2% - 59.8%
Risk-free interest rate	0.05% - 0.14%	0.05% - 0.14%
Expected dividend yield	-%	-%

Impact of Stock-based Compensation

The following table summarizes stock-based compensation expense charged to SG&A and R&D expenses for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
SG&A:
Stock options	$5,314	$3,018	$1,912	*
RSUs	3,275	2,782	2,876
ESPP	450	370	89
Total SG&A	9,039	6,170	4,877
R&D:
Stock options	744	513	434
RSUs	426	308	251
Total R&D	1,170	821	685
Total expense	$10,209	$6,991	$5,562

*	Amount includes the reversal of $950 in stock option compensation expense in connection with the departure of certain senior-level employees including the former Chief Executive Officer.

Stock Plan Activity

Stock Options

The activity in the Company’s stock option plan for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	6,254	$4.22	6.11	$9,870
Grants	1,939 *	$4.18
Exercises	(944)	$3.09
Retired or forfeited	(2,045)**	$5.24
Outstanding at December 31, 2011	5,204	$4.01	7.22	$8,817
Grants	2,307	$8.82
Exercises	(998)	$3.85
Retired or forfeited	(365)	$5.84
Outstanding at December 31, 2012	6,148	$5.74	7.42	$19,568
Grants	2,097	$8.65
Exercises	(1,204)	$3.78
Retired or forfeited	(169)	$6.72
Outstanding at December 31, 2013	6,872	$6.94	7.49	$10,929

Vested and exercisable at December 31, 2013	3,401	$5.76	6.27	$8,740
Vested and exercisable at December 31, 2012	3,045	$4.25	5.89	$13,446

*	Amount includes 850 option shares granted to the Company's current Chief Executive Officer in connection with his hiring as an officer and employee of the Company.
**	Amount includes 264 option shares forfeited by the former Chief Executive Officer in connection with his resignation as an officer and employee of the Company.

Stock options outstanding that are expected to vest are shown net of estimated future option forfeitures. The price of a share of the Company’s Class A common stock was $7.94 and $8.63 as of December 31, 2013 and 2012, respectively. The total intrinsic value of options exercised in 2013, 2012 and 2011 was $6,162, $5,608 and $1,186, respectively. As of December 31, 2013, unrecognized compensation cost related to stock options granted under the plans totaled $15,395. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.59 years.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

These options will expire if not exercised by specific dates through December 2023. During the year ended December 31, 2013, 8 stock options expired and were cancelled.

RSUs

The activity in the Company’s RSUs for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at December 31, 2010	1,531	$6.54
Grants	672 *	$4.09
Vested	(505)	$6.45
Forfeited	(514)**	$6.01
Nonvested at December 31, 2011	1,184	$5.41
Grants	933	$8.58
Vested	(692)	$5.57
Forfeited	(174)	$6.61
Nonvested at December 31, 2012	1,251	$7.51
Grants	834	$8.61
Vested	(378)	$7.20
Forfeited	(73)	$6.64
Nonvested at December 31, 2013	1,634	$8.18

Vested and deferred at December 31, 2013	65	$10.78
Vested and deferred at December 31, 2012	65	$10.78

*	Amount includes 150 RSUs granted to the Company's current Chief Executive Officer in connection with his hiring as an officer and employee of the Company.
**	Amount includes 78 RSUs forfeited by the former Chief Executive Officer in connection with his resignation as an officer and employee of the Company.

The total fair value of shares vested in 2013, 2012 and 2011 was $2,720, $3,854 and $3,255, respectively. As of December 31, 2013, unrecognized compensation cost related to RSUs granted under the plans totaled $10,176. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.59 years.

14.	Derivative Financial Instruments

At December 31, 2013 and 2012, the Company had outstanding foreign exchange forward contracts with notional values of $37,182 and $53,577, respectively. The gains and losses on these instruments are recorded in other income (expense) in the consolidated statements of operations. Gains and losses from foreign exchange forward contracts, net of gains and losses on the underlying transactions denominated in foreign currency, for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Years Ended December 31,
	2013	2012	2011
Losses on foreign exchange forward contracts	$(282)	$(2,232)	$(2,004)*
Gains (losses) on underlying transactions denominated in foreign currency	(614)	666	(1,644)
Net losses	$(896)	$(1,566)	$(3,648)

*	Amount includes a $1.5 million realized loss on foreign exchange forward hedging contracts in our U.S. segment due to an operational error.

15.	Stockholders’ Equity

The Company is authorized to issue 180,000 shares of common stock at a par value of $0.0001 per share, of which 139,500 shares are designated as Class A and 40,500 shares are designated as Class B. Class A shares outstanding at December 31, 2013 and 2012 were 64,916 and 61,970, respectively. Class B shares outstanding at December 31, 2013 and 2012 were 4,396 and 5,715, respectively.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Class A stockholders are entitled to one vote per share and Class B stockholders are entitled to ten votes per share. The Class B stockholders have the right to convert their Class B shares into an equal number of Class A shares.

Beginning April 2004 and continuing through late December 2011, LeapFrog was a “controlled company” under the rules of the New York Stock Exchange (“NYSE”), as Mollusk Holdings, LLC (“Mollusk”), held more than 50% of the voting power of the Company’s outstanding shares. On December 27, 2011, Mollusk converted, on a one-to-one basis, 3,704 shares of the Company’s Class B common stock into shares of the Company’s Class A common stock. After giving effect to the conversion, Mollusk held approximately 6.7 million shares of the Company’s Class B common stock and 3.8 million shares of the Company’s Class A common stock, which together represented approximately 16.0% of the outstanding capital stock of the Company. As a result of the conversion, Mollusk’s voting power of LeapFrog’s outstanding shares decreased to approximately 42.8%; therefore, LeapFrog was no longer considered a “controlled company” under the rules of the NYSE. In addition, in 2013, 2012 and 2011, certain Class B stockholders elected to convert 1,319, 5,398 and 6,144 shares, respectively, of their Class B common stock into the same number of shares of Class A common stock at par value. These transactions had no material impact on the Company’s financial statements.

Class A and B stockholders are entitled to dividends paid in equal amounts per share on all shares of Class A and Class B common stock.

From the inception of the Company through the date of this report, no dividends have been declared or paid and management has no plans at this time to pay dividends in the foreseeable future.

In the event of liquidation, Class A and B common stockholders are equally entitled to all assets of the Company available for distribution.

16.	Net Income per Share

The following table sets forth the computation of basic and diluted net income per share for the periods presented.

	Years Ended December 31,
	2013	2012	2011
(Numerator)
Net income	$84,009	$86,452	$19,902
(Denominator)
Weighted average shares outstanding during period:
Class A and B - basic	68,411	67,100	65,406
Common stock equivalents	1,991	2,620	926
Class A and B - diluted	70,402	69,720	66,332
Net income per share:
Class A and B - basic	$1.23	$1.29	$0.30
Class A and B - diluted	$1.19	$1.24	$0.30

Options to purchase shares of common stock and RSUs totaling 3,098, 1,472, and 2,486 were excluded from the calculation of diluted net income per share for the years ended December 31, 2013, 2012, and 2011, respectively, as the effect would have been antidilutive.

17.	Related Party Transactions

During the first quarter of 2013 and during the 2012 and 2011 fiscal years, Mollusk Holdings, LLC, an entity controlled by Lawrence J. Ellison, CEO of Oracle Corporation, was a stockholder of the Company and Mr. Ellison may have been considered a related party to the Company under applicable SEC rules. On January 1, 2013, Mr. Ellison may be deemed to have had or shared the power to direct the voting and disposition, and therefore to have beneficial ownership of, approximately 12.46% of the combined voting power of the Company’s Class A common stock and Class B common stock as of that date. During the first quarter of 2013, Mollusk Holdings sold 30,000 shares of the Company’s Class A common stock per trading day under a stock trading plan and on March 15, 2013, Mollusk Holdings converted its remaining Class B common stock into Class A common stock. Accordingly, at that point, Mr. Ellison was no longer considered a related party to the Company under applicable SEC rules since Mollusk Holdings owned less than 5% of the combined voting power of the Company’s Class A common stock and Class B common stock as of that date.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

In the first quarter of 2013, and during the 2012 and 2011 fiscal years, the Company purchased software products and support services totaling $1,146, $2,912 and $2,680, respectively, from Oracle Corporation on terms the Company believes are comparable to those it would obtain in an arm’s-length agreement.

18.	Concentrations of Credit Risk and Certain Other Risks

Financial instruments that subject the Company to concentrations of credit risk include cash equivalents, foreign exchange transactions and trade receivables. Cash equivalents are money market funds. Foreign exchange transactions consist primarily of short-term forward foreign currency contracts with highly-rated financial institutions.

LeapFrog manufactures and sells its products primarily to national and regional mass-market retailers. Credit is extended based on an evaluation of the customers’ financial condition; generally, collateral is not required. Allowances for credit losses are provided for in the consolidated financial statements at the time of sale. Three major retailers accounted for 83% and 69% of net accounts receivable at December 31, 2013 and 2012, respectively. Should any of these three retailers experience difficulties paying their debts to LeapFrog, this could have a significant negative impact on the Company’s statement of operations and cash flows.

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

Manufacturing Vendor Concentration

LeapFrog’s manufacturing and operations strategy is designed to maximize the use of outsourced services, particularly with respect to the actual production and physical distribution of its products. The Company believes that its outsourcing strategy enhances the scalability of the manufacturing process. Since the Company does not have its own manufacturing facilities, it is dependent on close working relationships with its contract manufacturers for the supply and quality of its products and the computer chips contained in these products. LeapFrog uses contract manufacturers located in Asia, primarily in China, to manufacture its finished products. Given the highly seasonal nature of its business, any unusual delays or quality control problems could have a material adverse effect on LeapFrog’s operating results and financial condition. LeapFrog’s top three vendors supplied a total of 79%, 73% and 65% of LeapFrog’s products in 2013, 2012 and 2011, respectively.  In 2013 and 2012, WKK Technology Limited, located in China, supplied 60% and 40%, respectively, of LeapFrog’s products. In 2011, LeapFrog’s largest individual vendor, Wynnewood Corp. Ltd., located in China, supplied 35% of LeapFrog’s products. The Company expects to continue to use a limited number of contract manufacturers and fabricators.

Customer Concentration

A limited number of customers historically have accounted for a substantial portion of the Company’s gross sales. For the last three fiscal years, the Company’s top three customers have been Wal-Mart Stores, Inc. (“Wal-Mart”), Toys “R” Us, Inc. (“Toys “R” Us”) and Target Corporation (“Target”). The relative percentage of gross sales to the top three customers to total Company gross sales were as follows for the years shown below:

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Gross sales:
Wal-Mart	25%	23%	23%
Toys "R" Us	15%	18%	18%
Target	11%	13%	14%
Total	51%	54%	55%

Wal-Mart, Toys “R” Us and Target accounted for 44%, 10% and 29%, respectively, of total Company net accounts receivable at December 31, 2013, as compared to 32%, 13% and 24%, respectively, at December 31, 2012.

19.	Commitments and Contingencies

Contractual Obligations and Commitments

The Company is obligated to pay certain minimum royalties in connection with license agreements to which it is a party. Royalty expense was $23,021, $19,744 and $13,874 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company leases its facilities under operating leases that expire at various dates through 2017. Generally, these have initial lease periods of three to twelve years and contain provisions for renewal options of five years at market rates. Rent expense related to facilities for general administration and operations is charged to operating expenses in the statement of operations and totaled $2,466, $2,516 and $2,377 for the years ended December 31, 2013, 2012 and 2011, respectively, net of sublease income of $629, $611 and $593, respectively. Rent expense related to warehouse facilities is charged to cost of sales in the statement of operations and totaled $1,218, $1,019 and $1,211 for the years ended December 31, 2013, 2012 and 2011, respectively.

Minimum rent commitments under all non-cancelable operating leases and minimum royalty commitments are set forth in the following table:

	Operating
Years Ended December 31,	Leases		Royalties	Total
2014	$5,731		$1,962	$7,693
2015	3,685		532	4,217
2016	1,068		1,543	2,611
2017	155		-	155
2018	-		-	-
Thereafter	-		-	-
Total	$10,639	*	$4,037	$14,676

*	Amount was reduced by minimum sublease rent of $1,488 due in the future under non-cancelable sublease.

The Company accounts for total rent expense under the leases on a straight-line basis over the lease terms. The Company had a deferred rent liability relating to rent escalation costs net of tenant incentives for its Emeryville, California headquarters. At December 31, 2013, 2012, and 2011, the deferred rent liability was $1,028, $1,510 and $1,843, respectively. Deferred rent is included in accrued liabilities and other long-term liabilities.

In addition, the Company had commitments to purchase inventory under normal supply arrangements totaling approximately $24,096 at December 31, 2013. The Company also had outstanding off-balance sheet commitments for outsourced manufacturing and component purchases of $473.

Legal Proceedings

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents and other intellectual property rights, claims related to breach of contract, employment disputes and a variety of other matters. We record a liability when we believe that it is both probable that a loss has been incurred, and the amount can be reasonably estimated. In the opinion of management, based on current knowledge, it is not reasonably possible that any of the pending legal proceedings or claims will have a material adverse effect on the Company’s financial position, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors. In addition, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a particular reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements of the same reporting period could be materially adversely affected.

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

The accounting policies of the segments are the same as those described in Note 2 of these Notes to the Consolidated Financial Statements.

The primary business of the two operating segments is as follows:

•	The U.S. segment is responsible for the development, design, sale and marketing of multimedia learning platforms, related content and learning toys, which are sold primarily through retailers, distributors, and directly to consumers via the leapfrog.com online store and the LeapFrog App Center in the U.S. The App Center includes both content developed by the Company and content from third parties that the Company curates and distributes.

•	The International segment is responsible for the localization, sale and marketing of multimedia learning platforms, related content, and learning toys, originally developed for the U.S. This segment markets and sells the Company’s products to national and regional mass-market and specialty retailers and other outlets through the Company’s offices outside of the U.S., through distributors in various international markets, and directly to consumers via online stores and, beginning in late 2011, the App Center.

The table below shows certain information by segment for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
	2013	2012	2011
Net sales:
United States	$386,983	$424,816	$342,050
International	166,632	156,472	113,090
Totals	$553,615	$581,288	$455,140
Income (loss) from operations:
United States	$(1,257)	$28,076	$5,553
International	36,179	35,990	18,144
Totals	$34,922	$64,066	$23,697
Total assets:
United States	$422,164	$327,697	$262,180
International	88,908	101,208	68,852
Totals	$511,072	$428,905	$331,032

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

In 2013, the United Kingdom accounted for $62,250 of LeapFrog’s consolidated net sales. In 2013, no countries other than the United Kingdom and the U.S. accounted for 10% or more of LeapFrog’s consolidated net sales. In 2012 and 2011, no countries other than the U.S. accounted for 10% or more of LeapFrog’s consolidated net sales.

The table below shows the net sales of the Company’s product portfolio by segment for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	%	2012	%	2011	%
SEGMENTS	(Dollars in millions)
United States:
Multimedia learning platforms	$318.5	82%	$353.0	83%	$250.0	73%
Learning toys	66.1	17%	68.0	16%	85.0	25%
All other	2.4	1%	3.8	1%	7.0	2%
Total	$387.0	100%	$424.8	100%	$342.0	100%
International:
Multimedia learning platforms	$122.7	74%	$110.1	70%	$65.3	58%
Learning toys	43.4	26%	45.5	29%	47.0	41%
All other	0.5	-%	0.9	1%	0.8	1%
Total	$166.6	100%	$156.5	100%	$113.1	100%

CONSOLIDATED LEAPFROG
Multimedia learning platforms	$441.2	80%	$463.1	80%	$315.3	69%
Learning toys	109.5	19%	113.5	19%	132.0	29%
All other	2.9	1%	4.7	1%	7.8	2%
Total net sales	$553.6	100%	$581.3	100%	$455.1	100%

21.	Selected Quarterly Financial Information – Unaudited

Unaudited selected financial information by quarter for the years ended December 31, 2013 and 2012 is presented below:

	For 2013 Quarters Ended				Full Year
	March 31	June 30	September 30	December 31 (1)	2013
Net sales	$82,937	$82,986	$200,985	$186,707	$553,615
Gross profit	33,312	30,902	79,378	72,458	216,050
Total operating expenses	37,863	35,815	36,478	70,972	181,128
Income (loss) from operations	(4,551)	(4,913)	42,900	1,486	34,922
Net income (loss)	$(3,011)	$(3,290)	$26,373	$63,937	$84,009
Net income (loss) per common share:
Basic	$(0.04)	$(0.05)	$0.38	$0.93	$1.23
Diluted	$(0.04)	$(0.05)	$0.37	$0.90	$1.19

	For 2012 Quarters Ended				Full Year
	March 31	June 30	September 30	December 31 (1)	2012
Net sales	$72,010	$71,480	$193,072	$244,726	$581,288
Gross profit	29,732	28,555	77,301	109,356	244,944
Total operating expenses	38,280	36,025	40,438	66,135	180,878
Income (loss) from operations	(8,548)	(7,470)	36,863	43,221	64,066
Net income (loss)	$(9,457)	$(8,110)	$41,738	$62,281	$86,452
Net income (loss) per common share:
Basic	$(0.14)	$(0.12)	$0.62	$0.92	$1.29
Diluted	$(0.14)	$(0.12)	$0.60	$0.89	$1.24

(1)	Includes a tax benefit due to the release of valuation allowances. Refer to Note 10, "Income Taxes" for additional information.

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

Based upon management’s evaluation, our CEO and CFO have concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2013.

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

Management, with the participation of our CEO and CFO, evaluated our internal control over financial reporting as of December 31, 2013, the end of our fiscal year, using the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s evaluation of our internal control over financial reporting, management concluded that a material weakness in our internal control over financial reporting existed as of December 31, 2013.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness in our internal control over financial reporting existed as of December 31, 2013:

We did not maintain effective controls over our process for establishing reserves for customer-related discounts and promotional allowances. Specifically, controls were not adequately designed to ensure the completeness and accuracy of data entered into the accounting system and used to determine customer-related discounts and promotional allowances. As a result, it was necessary for us to make a post-closing adjustment to increase our reserve for customer-related discounts and promotional allowances. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

Because of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Completed and Planned Remediation Actions to Address Internal Control Weaknesses

We have developed certain remediation steps to address the material weakness discussed above and to improve our internal control over financial reporting. If not remediated, this control deficiency could, in the future, result in material misstatements in our financial statements. The Company and its board of directors take the control and integrity of the Company’s financial statements seriously and believe that the remediation steps described below are essential to maintaining a strong internal control environment.

The following remediation steps are among the measures that will be implemented by the Company as soon as practicable:

•	Modify the period-end close processes to capture and analyze a complete list of customer-related discounts and promotional allowances for financial statement impact as of period-end
•	Modify the data entry process associated with customer-related discounts and promotional allowances to ensure classification of promotional programs is subject to independent review

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

Changes in Internal Control over Financial Reporting

As described below, there have been changes in our internal control over financial reporting during the year ended December 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

During our 2013 assessment of internal control over financial reporting, management reviewed the design of internal controls over journal entries and determined that although journal entries were manually prepared and approved by different individuals, under the then existing control structure, it would have been possible for certain finance personnel to create and post unauthorized journal entries in the system, thereby circumventing the manual journal entry approval process. Management concluded that the segregation of duties was inadequate, and therefore, a material weakness existed in our internal control over financial reporting.

During the fourth quarter of 2013, management made the following changes to its internal control over financial reporting to remediate the material weakness related to journal entries:

•	Management has removed the ability to create and post journal entries for certain finance personnel and implemented a systematic journal entry review workflow covering all journal entries processed by all users of the system.
•	Management has reviewed a complete listing of all journal entries created and posted by the same user to validate they are authorized and appropriate.

Management tested the newly implemented controls and procedures, found them to be effective and have concluded as of December 31, 2013 this material weakness has been remediated.

With regard to our financial statements for the year ended December 31, 2013, management performed a review of all journal entries posted by these specific finance individuals and confirmed that all posted journal entries were authorized and appropriate. As a result of our review, we have concluded that the noted material weakness had no impact on our 2013 financial statements. Therefore, our consolidated financial statements, fairly present in all material respects the financial condition, results of operations and cash flows for the periods presented.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2014 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Annual Report on Form 10-K as our 2014 Proxy Statement, which we expect to file with the SEC no later than April 30, 2014.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing in our 2014 Proxy Statement under the following headings is incorporated herein by reference:

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

ITEM 11. EXECUTIVE COMPENSATION

The information appearing in our 2014 Proxy Statement under the following headings is incorporated herein by reference:

•	“Director Compensation”

•	“Board of Directors and Corporate Governance—Committees of the Board—Compensation Committee” and “Compensation Committee Interlocks and Insider Participation”

•	“Executive Compensation”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2014 Proxy Statement under the following heading is incorporated herein by reference:

•	“Security Ownership of Certain Beneficial Owners and Management”

Equity Compensation Plan Information

The following table shows certain information concerning our Class A common stock reserved for issuance in connection with our 2002 EIP, 2011 EIP, NEDSAP and ESPP, as of December 31, 2013:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	8,506,808	$6.94	7,752,970	(1)
Equity compensation plans not approved by security holders	-	-	-

TOTAL	8,506,808	$6.94	7,752,970

(1)	Includes 964,444 shares reserved for issuance under our ESPP and 6,788,526 shares reserved for issuance under our 2011 EIP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in our 2014 Proxy Statement under the following headings is incorporated herein by reference:

•	“Transactions with Related Persons”

•	“Board of Directors and Corporate Governance—Director Independence”

•	“Board of Directors and Corporate Governance—Committees of the Board”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing in our 2014 Proxy Statement under the headings “Proposal Two—Ratification of Selection of Independent Registered Public Accounting Firm—Independent Registered Public Accounting Firm Fee Information” and “Pre-Approval Procedures of Audit and Non-Audit Services by the Independent Registered Accounting Firm” is incorporated herein by reference.

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

LEAPFROG ENTERPRISES, INC.

By:	/s/ Raymond L. Arthur
Raymond L. Arthur
Chief Financial Officer and Principal
Financial Officer

Date:	March 14, 2014

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

Signatures	Title	Date

/s/ JOHN BARBOUR	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2014
John Barbour

/s/ RAYMOND L. ARTHUR	Chief Financial Officer (Principal Financial Officer)	March 14, 2014
Raymond L. Arthur

/s/ SARAH A. MASON	Corporate Controller (Principal Accounting Officer)	March 14, 2014
Sarah A. Mason

/s/ WILLIAM B. CHIASSON	Chairman	March 14, 2014
William B. Chiasson

/s/ THOMAS J. KALINSKE	Vice Chairman and Director	March 14, 2014
Thomas J. Kalinske

/s/ STANLEY E. MARON	Director	March 14, 2014
Stanley E. Maron

/s/ E. STANTON MCKEE, JR.	Director	March 14, 2014
E. Stanton McKee, Jr.

/s/ THEODORE R. MITCHELL	Director	March 14, 2014
Theodore R. Mitchell

/s/ RANDY O. RISSMAN	Director	March 14, 2014
Randy O. Rissman

/s/ CADEN C. WANG	Director	March 14, 2014
Caden C. Wang

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-86898	3.03	7/22/2002

3.02	Amended and Restated Bylaws	8-K	001-31396	3.01	11/20/2012

4.01	Form of Specimen Class A Common Stock Certificate	10-Q	001-31396	4.01	11/3/2011

4.02	Fourth Amended and Restated Stockholders Agreement, dated as of May 30, 2003, by and among LeapFrog Enterprises, Inc. and the other persons named therein	10-Q	001-31396	4.02	8/12/2003

10.01	Form of Indemnification Agreement entered into by LeapFrog Enterprises, Inc. with certain of its directors and executive officers	10-Q	001-31396	10.01	5/4/2007

10.02	Net Lease, dated November 14, 2000, between Hollis Street Investors, L.L.C. and LeapFrog Enterprises, Inc., as amended	S-1	333-86898	10.02	4/24/2002

10.03	Fifth Amendment to Lease, dated March 7, 2005, by and between Hollis Street Investors, L.L.C. and LeapFrog Enterprises, Inc.	10-K	001-31396	10.03	3/29/2005

10.04	Sixth Amendment to Lease, dated March 22, 2006, by and between Hollis Street Investors, L.L.C. and LeapFrog Enterprises, Inc.	10-Q	001-31396	10.42	5/9/2006

10.05	Seventh Amendment to Lease, dated December 6, 2010, by and between Hollis Street Investors, L.L.C. and LeapFrog Enterprises, Inc.	10-K	001-31396	10.05	2/29/2012

10.06	Industrial Lease - Net by and between SP Kaiser Gateway I, LLC and LeapFrog Enterprises, Inc. dated March 31, 2004	10-Q	001-31396	10.29	5/10/2004

10.07	Amendment No. 1 to Industrial Lease - Net by and between Campbell Hawaii Investor LLC, and LeapFrog Enterprises, Inc. dated as of March 29, 2010	10-K	001-31396	10.05	2/22/2011

10.08*	Amended and Restated 2002 Employee Stock Purchase Plan	10-Q	001-31396	10.05	8/4/2011

10.09*	Amended and Restated 2002 Equity Incentive Plan	10-Q	001-31396	10.01	7/28/2010

10.10*	Form of Stock Option Agreement under the 2002 Equity Incentive Plan	10-Q	001-31396	10.01	11/9/2007

10.11*	Form of Restricted Stock Unit Award Agreement under the 2002 Equity Incentive Plan	10-Q	001-31396	10.02	11/9/2007

10.12*	Amended and Restated 2002 Non-Employee Directors' Stock Award Plan	10-Q	001-31396	10.01	8/7/2013

10.13*	Form of Stock Option Agreement (Nonstatutory Stock Option) under the 2002 Non-Employee Directors’ Stock Award Plan	S-1/A	333-86898	10.09	7/5/2002

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
10.14*	Form of Restricted Stock Unit Agreement under the 2002 Non-Employee Directors' Stock Award Plan	10-K	001-31396	10.14	2/29/2012

10.15*	LeapFrog Enterprises, Inc. Amended and Restated 2011 Equity and Incentive Plan	8-K	001-31396	10.1	6/7/2012

10.16*	Form of Stock Option Agreement under the Amended and Restated 2011 Equity and Incentive Plan	10-Q	001-31396	10.02	8/4/2011

10.17*	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2011 Equity and Incentive Plan	10-Q	001-31396	10.03	8/4/2011

10.18*	Form of Non-Employee Director Stock Option Agreement under the Amended and Restated 2011 Equity and Incentive Plan	10-Q	001-31396	10.02	8/7/2013

10.19*	Form of Non-Employee Director Restricted Stock Unit Agreement under the Amended and Restated 2011 Equity and Incentive Plan	10-Q	001-31396	10.03	8/7/2013

10.20*	Certain Compensation Arrangements with Named Executive Officers†					†

10.21*	Compensation Arrangements between LeapFrog Enterprises, Inc. and its Board of Directors††					††

10.22*	Employment Agreement, dated as of February 27, 2011, between LeapFrog Enterprises, Inc. and John Barbour	8-K	001-31396	10.2	2/28/2011

10.23*	Amendment No. 1 to Employment Agreement, dated as of May 21, 2013, between LeapFrog Enterprises, inc. and John Barbour	10-Q	001-31396	10.04	8/7/2013

10.24*	Employment Agreement, dated as of October 1, 2008, between LeapFrog Enterprises, Inc. and Christopher Spalding	10-K	001-31396	10.25	3/11/2013

10.25*	Amendment to Employment Agreement, dated as of October 3, 2008, between LeapFrog Enterprises, Inc. and Christopher Spalding	10-K	001-31396	10.26	3/11/2013

10.26*	Offer Letter, dated May 25, 2012, by and between LeapFrog Enterprises, Inc. and Gregory B. Ahearn	10-Q	001-31396	10.02	8/6/2012

10.27*	Offer Letter, dated July 5, 2012, by and between LeapFrog Enterprises, Inc. and Raymond L. Arthur	10-Q	001-31396	10.03	8/6/2012

10.28*	Offer Letter, dated May 28, 2013, by and between LeapFrog Enterprises, Inc. Ken Adams

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
10.29	Technology License Agreement by and between LeapFrog Enterprises, Inc. and Anoto AB, among other parties, dated as of January 25, 2004 **	10-K	001-31396	10.27	2/22/2010

10.30	Amendment No. 1 to Technology License Agreement by and between LeapFrog Enterprises, Inc. and Anoto AB, among other parties, dated December 7, 2004	10-K	001-31396	10.28	2/22/2010

10.31	Amendment No. 2 to Technology License Agreement by and between LeapFrog Enterprises, Inc., Anoto AB and Anoto Group AB, dated as of March 25, 2005 **	10-K	001-31396	10.29	2/22/2010

10.32	Amendment No. 3 to Technology License Agreement by and between LeapFrog Enterprises, Inc., Anoto AB and Anoto Group AB, dated as of June 29, 2005 **	10-K	001-31396	10.30	2/22/2010

10.33	Amendment No. 4 to Technology License Agreement between LeapFrog Enterprises, Inc. and Anoto AB, among other parties, dated August 19, 2005 **	10-K	001-31396	10.31	2/22/2010

10.34	Amendment No. 5 to Technology License Agreement by and between LeapFrog Enterprises, Inc., Anoto AB and Anoto Group AB, dated July 27, 2006 **	10-K	001-31396	10.32	2/22/2010

10.35	Amended and Restated Loan and Security Agreement, dated as of August 13, 2009, by and among LeapFrog Enterprises, Inc., certain financial institutions and Bank of America, N.A.	10-Q	001-31396	10.02	11/3/2009

10.36	Amendment No. 1 and Acknowledgment to Amended and Restated Loan and Security Agreement dated as of November 3, 2009 by and among LeapFrog Enterprises, Inc., certain financial institutions and Bank of America, N.A.	10-K	001-31396	10.37	2/29/2012

10.37	Amendment No. 2 to Amended and Restated Loan and Security Agreement dated as of January 31, 2011 by and among LeapFrog Enterprises, Inc., certain financial institutions and Bank of America, N.A.	8-K	001-31396	10.1	2/3/2011

10.38	Amendment No. 3 to Amended and Restated Loan and Security Agreement dated as of May 1, 2012 by and among LeapFrog Enterprises, Inc., certain financial institutions and Bank of America, N.A.	10-Q	001-31396	10.01	5/7/2012

21.01	List of Subsidiaries					X

23.01	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

23.02	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X

24.01	Power of Attorney (see signature page to this Form 10-K)					X

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
101	The following materials from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule II - Valuation and Qualifying Accounts and Allowances					X

*	Indicates management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.
†	Description contained under the heading "Executive Compensation" in the definitive proxy materials filed by LeapFrog Enterprises, Inc. with the Securities and Exchange Commission on April 24, 2013 and incorporated herein by reference.
††	Description contained under the heading "Director Compensation” in the definitive proxy materials filed by LeapFrog Enterprises, Inc. with the Securities and Exchange Commission on April 24, 2013 and incorporated herein by reference.

APPENDIX A

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

(In thousands)

	Balance at Beginning of Year	Charged (Credited) to Statement of Operation	Charged to Other Accounts	Deductions, net	Balance at End of Year
Allowance for doubtful accounts receivable
2013	$292	$(21)	$-	$(132)	$139
2012	$659	$3,040	$-	$(3,407)	$292
2011	$776	$417	$-	$(534)	$659

Allowance for promotional markdowns
2013	$13,786	$20,357	$-	$(18,115)	$16,028
2012	$13,672	$18,236	$-	$(18,122)	$13,786
2011	$13,692	$15,399	$-	$(15,419)	$13,672

Allowance for cooperative advertising
2013	$9,984	$14,426	$-	$(9,533)	$14,877
2012	$8,620	$15,846	$-	$(14,482)	$9,984
2011	$4,754	$10,443	$-	$(6,577)	$8,620

Allowance for chargebacks and price changes
2013	$531	$2,366	$-	$(1,790)	$1,107
2012	$630	$1,873	$-	$(1,972)	$531
2011	$1,118	$1,199	$-	$(1,687)	$630

Allowance for defective products
2013	$5,075	$13,348	$-	$(10,690)	$7,733
2012	$4,710	$8,243	$-	$(7,878)	$5,075
2011	$2,902	$9,081	$-	$(7,273)	$4,710

Allowance for sales returns
2013	$3,250	$4,094	$-	$(5,222)	$2,122
2012	$6,094	$5,349	$-	$(8,193)	$3,250
2011	$2,902	$8,112	$-	$(4,920)	$6,094

Valuation allowance for deferred tax assets
2013	$70,385	$(62,759)	$2,115	$-	$9,741
2012	$115,948	$(20,340)	$-	$(25,223)	$70,385
2011	$128,969	$-	$-	$(13,021)	$115,948

A-1