Form 10-Q
period 2014-03-31
LEAPFROG ENTERPRISES INC
filed 2014-05-07
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2014

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

As of April 30, 2014, 65,299,962 shares of Class A common stock, par value $0.0001 per share, and 4,395,461 shares of Class B common stock, par value $0.0001 per share, of the registrant were outstanding.

1

LEAPFROG ENTERPRISES, INC.

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEAPFROG ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,		December 31,
	2014	2013	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$231,988	$189,710	$168,053
Accounts receivable, net of allowances for doubtful accounts of $306, $535 and $139, respectively	29,920	57,186	133,221
Inventories	52,293	45,149	54,290
Prepaid expenses and other current assets	9,665	9,951	9,637
Deferred income taxes	27,076	9,969	25,639
Total current assets	350,942	311,965	390,840
Deferred income taxes	53,959	14,204	49,053
Property and equipment, net	34,570	26,838	33,059
Capitalized product costs, net	19,058	13,148	17,494
Goodwill	19,549	19,549	19,549
Other intangible assets, net	-	500	50
Other assets	1,473	1,231	1,027
Total assets	$479,551	$387,435	$511,072

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,146	$19,054	$22,110
Accrued liabilities	23,932	24,655	40,765
Deferred revenue	12,808	7,663	14,467
Income taxes payable	285	495	1,100
Total current liabilities	56,171	51,867	78,442
Long-term deferred income taxes	3,801	3,759	3,801
Other long-term liabilities	1,125	2,504	1,507
Total liabilities	61,097	58,130	83,750
Commitments and contingencies
Stockholders' equity:
Class A Common Stock, par value $0.0001;
Authorized - 139,500 shares; Outstanding: 65,229, 63,688 and 64,916, respectively	7	7	7
Class B Common Stock, par value $0.0001;
Authorized - 40,500 shares; Outstanding: 4,396, 4,396 and 4,396, respectively	-	-	-
Treasury stock	(185)	(185)	(185)
Additional paid-in capital	422,677	408,327	419,526
Accumulated other comprehensive income (loss)	(577)	195	(7)
Retained earnings (accumulated deficit)	(3,468)	(79,039)	7,981
Total stockholders’ equity	418,454	329,305	427,322
Total liabilities and stockholders’ equity	$479,551	$387,435	$511,072

See accompanying notes

LEAPFROG ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net sales	$56,886	$82,937
Cost of sales	35,763	49,625
Gross profit	21,123	33,312

Operating expenses:
Selling, general and administrative	24,699	21,905
Research and development	9,122	9,013
Advertising	3,258	4,150
Depreciation and amortization	2,686	2,795
Total operating expenses	39,765	37,863
Loss from operations	(18,642)	(4,551)

Other income (expense):
Interest income	19	24
Interest expense	(1)	-
Other, net	(232)	(508)
Total other (expense), net	(214)	(484)
Loss before income taxes	(18,856)	(5,035)
Benefit from income taxes	(7,407)	(2,024)
Net loss	$(11,449)	$(3,011)

Net loss per share:
Class A and B - basic and diluted	$(0.16)	$(0.04)

Weighted-average shares used to calculate net loss
per share:
Class A and B - basic and diluted	69,408	67,835

See accompanying notes

4

LEAPFROG ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(11,449)	$(3,011)
Other comprehensive loss
Currency translation adjustments	(570)	(876)
Comprehensive loss	$(12,019)	$(3,887)

See accompanying notes

LEAPFROG ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(11,449)	$(3,011)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,466	4,990
Deferred income taxes	(6,722)	(1,615)
Stock-based compensation expense	2,797	1,955
Allowance for doubtful accounts	99	270
Other changes in operating assets and liabilities:
Accounts receivable, net	102,731	122,348
Inventories	1,795	(5,137)
Prepaid expenses and other current assets	(39)	(1,678)
Other assets	(448)	53
Accounts payable	(3,549)	(14,068)
Accrued liabilities	(16,958)	(27,124)
Deferred revenue	(1,628)	(853)
Other long-term liabilities	(450)	(721)
Income taxes payable	(807)	2
Net cash provided by operating activities	70,838	75,411
Investing activities:
Purchases of property and equipment	(3,819)	(4,481)
Capitalization of product costs	(3,841)	(2,146)
Net cash used in investing activities	(7,660)	(6,627)
Financing activities:
Proceeds from stock option exercises and employee stock purchase plan	1,094	1,636
Net cash paid for payroll taxes on restricted stock unit releases	(374)	(341)
Excess tax benefits from stock-based compensation	1	3
Net cash provided by financing activities	721	1,298
Effect of exchange rate changes on cash	36	(372)
Net change in cash and cash equivalents	63,935	69,710
Cash and cash equivalents, beginning of period	168,053	120,000
Cash and cash equivalents, end of period	$231,988	$189,710

Non-cash investing and financing activities:
Net change in accounts payable and accrued liabilities related to capital expenditures	$839	$2,083

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

The consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial information included herein should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2013 Annual Report on Form 10-K filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on March 14, 2014 (the “2013 Form 10-K”).

The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 2 to the consolidated financial statements included in the Company’s 2013 Form 10-K.

Due to the seasonality of the Company’s business, the results of operations for interim periods are not necessarily indicative of the operating results for a full year.

Certain amounts in the financial statements for prior periods have been reclassified to conform to the current year presentation. In addition, management has revised the prior year financial statements to correct errors that were identified. Specifically, the Company has revised its consolidated statement of cash flows for the three months ended March 31, 2013, to exclude the impact of non-cash investing activities associated with certain accounts payable and accrued liabilities related to purchases of property and equipment and capitalization of product costs. As compared to previously reported amounts, net cash provided by operating activities has been reduced and net cash used in investing activities has been increased by $2,083 for the three months ended March 31, 2013. This revision represents errors that were not deemed material, individually or in aggregate, to the consolidated financial statements for the corresponding prior period. This revision does not impact the Company’s previously reported consolidated results of operations or financial position.

Accumulated other comprehensive income (loss) consists solely of currency translation adjustments.

2.	Fair Values of Financial Instruments and Investments

Fair value is defined by authoritative guidance as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

•	Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. As of March 31, 2014, the Company’s Level 1 assets consisted of money market funds and certificates of deposit with original maturities of three months or less. These assets were considered highly liquid and are stated at cost, which approximates market value.

•	Level 2 includes financial instruments for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument. Such inputs could be quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transactions (less-active markets), or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data, including market interest rate curves, referenced credit spreads and prepayment rates.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The Company did not hold any Level 2 assets as of March 31, 2014. As of December 31, 2013 and March 31, 2013, the Company’s Level 2 assets and liabilities consisted of outstanding foreign exchange forward contracts used to hedge its exposure to certain foreign currencies, including the British Pound, Canadian Dollar, Euro and Mexican Peso. The Company’s outstanding foreign exchange forward contracts, all with maturities of approximately one month, had notional values of $37,182 and $22,921 at December 31, 2013 and March 31, 2013, respectively. The fair market values of these instruments, based on quoted prices, were $6 and $(27), on a net basis at December 31, 2013 and March 31, 2013, respectively. The fair value of these contracts was recorded in prepaid expense and other current assets for December 31, 2013 and in accrued liabilities for March 31, 2013.

•	Level 3 includes financial instruments for which fair value is derived from valuation techniques, including pricing models and discounted cash flow models, in which one or more significant inputs, including the Company’s own assumptions, are unobservable. The Company did not hold any Level 3 assets as of March 31, 2014, December 31, 2013 and March 31, 2013.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2014, December 31, 2013 and March 31, 2013:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014:
Financial Assets:
Money market funds and certificate of deposit	$118,795	$118,795	$-	$-
December 31, 2013:
Financial Assets:
Money market funds	$44,263	$44,263	$-	$-
Forward currency contracts	6	-	6	-
Total financial assets	$44,269	$44,263	$6	$-
March 31, 2013:
Financial Assets:
Money market funds	$150,006	$150,006	$-	$-
Financial Liabilities:
Forward currency contracts	$(27)	$-	$(27)	$-

3.	Inventories

The Company’s Inventories, stated on a first-in, first-out basis at the lower of cost or market as of March 31, 2014 and 2013, and December 31, 2013:

	March 31,		December 31,
	2014	2013	2013
Raw materials	$4,594	$4,348	$4,619
Finished goods	47,699	40,801	49,671
Total	$52,293	$45,149	$54,290

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

4.	Income Taxes

The Company’s benefit from income taxes and effective tax rates were as follows:

	Three Months Ended March 31,
	2014	2013
Benefit from provision for income taxes	$(7,407)	$(2,024)
Loss before income taxes	(18,856)	(5,035)
Effective tax rate	39.3%	40.2%

The Company’s effective tax rate is affected by recurring items, such as tax benefit or expense relative to the amount of loss incurred or income earned in its domestic and foreign jurisdictions. The Company’s tax rate is also affected by discrete items, such as tax benefits attributable to the recognition of previously unrecognized tax benefits that may occur in any given year, but are not consistent from year to year.

The Company’s effective tax rate and income tax benefits for the three months ended March 31, 2014 and 2013 were primarily attributable to its domestic operating losses during the periods and recognition of previously unrecognized tax benefits due to the expiration of statutes of limitations in certain foreign jurisdictions.

During the three months ended March 31, 2014, the Company recognized $302 of previously unrecognized tax benefits, including a release of $188 of accrued interest, due to the expiration of statutes of limitations in certain of its foreign jurisdictions. During the three months ended March 31, 2013, the Company recognized $264 of previously unrecognized tax benefits, including a release of $57 of accrued interest, due to the expiration of statute of limitations in one of its foreign jurisdictions. As of March 31, 2014 and 2013, and December 31, 2013, the Company had $15,999, $14,972 and $20,319, respectively, of unrecognized income tax benefits. The Company believes it is reasonably possible that the total amount of unrecognized income tax benefits could decrease by up to $409, excluding potential interest and penalties, related to its foreign operations over the course of the next twelve months ending March 31, 2015, due to expiring statutes of limitations, which could be recognized as a tax benefit and affect its effective tax rate. The Company also recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2014 and 2013, and December 31, 2013, the Company had approximately $187, $597 and $362, respectively, of accrued interest and penalties related to uncertain tax positions. The recognition of previously unrecognized tax benefits and the release of associated accrued interest reduced other long-term tax liabilities.

The Company maintained a valuation allowance of $9,741, $70,385, and $9,741 as of March 31, 2014 and 2013, and December 31, 2013, respectively, against our deferred tax assets related to state and foreign net operating loss carryforwards, and capital loss carryforwards. At the present time, the Company believes it is more-likely-than-not that it will not be able to realize the full benefit of these loss carryforwards before they are due to expire. The Company will continue to evaluate all evidence in future periods to determine if a valuation allowance against its deferred tax assets is warranted.

Current and non-current deferred tax assets were $27,076 and $53,959 at March 31, 2014, respectively, as compared to $9,969 and $14,204 at March 31, 2013, respectively. The increases were due to the release of a significant portion of the deferred tax valuation allowances in the fourth quarter of 2013, partially offset by the realization of tax benefits during the current year period.

As of March 31, 2014, the Company had long-term deferred tax liabilities of $3,801 and other long-term tax liabilities of $607. Both liabilities are reported as long-term liabilities on the consolidated balance sheet.

5.	Defined Contribution Plan

LeapFrog sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code. The current 401(k) plan allows employees to defer up to 50% of their eligible compensation, not to exceed the Internal Revenue Service maximum contribution limit. The Company provides a matching opportunity of 100% of eligible contributions up to a maximum of $3.5 per year per employee, which vests over three years. For the three months ended March 31, 2014 and 2013, the Company recorded total compensation expense of $846 and $934, respectively, related to the defined contribution plan.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Stock plan activity

The table below summarizes award activity for the three months ended March 31, 2014:

	Stock		Total
	Options	RSUs	Awards
Outstanding at December 31, 2013	6,872	1,634	8,506
Grants	100	40	140
Stock option exercises/vesting RSUs	(114)	(165)	(279)
Retired or forfeited	(84)	(33)	(117)
Outstanding at March 31, 2014	6,774	1,476	8,250

Total shares available for future grant at March 31, 2014			6,891

As of March 31, 2014, the total shares available for future grant under the ESPP were 864.

Impact of stock-based compensation

The following table summarizes stock-based compensation expense charged to selling, general and administrative (“SG&A”) and research and development (“R&D”) expenses for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
SG&A:
Stock options	$1,409	$982
RSUs	995	652
ESPP	75	117
Total SG&A	2,479	1,751
R&D:
Stock options	193	126
RSUs	125	78
Total R&D	318	204
Total expense	$2,797	$1,955

Valuation of stock-based compensation

Stock-based compensation expense related to stock options is calculated based on the fair value of each award on the grant date. In general, the fair value for stock option grants with only a service condition is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Expected term (years)	4.60	4.55
Volatility	59.7%	73.1%
Risk-free interest rate	1.40%	0.72%
Expected dividend yield	- %	- %

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Stock-based compensation expense related to the ESPP is estimated using the Black-Scholes option pricing model with the following assumptions for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Expected term (years)	0.5	0.5
Volatility	34.8% - 36.0%	49.9% - 57.5%
Risk-free interest rate	0.05% - 0.08%	0.12% - 0.14%
Expected dividend yield	-%	-%

7.	Derivative Financial Instruments

At March 31, 2014, the Company had no outstanding foreign exchange forward contracts. At December 31, 2013 and March 31, 2013, the Company had outstanding foreign exchange forward contracts with notional values of $37,182 and $22,921, respectively. The gains and losses on these instruments are recorded in other income (expense) in the consolidated statements of operations. Gains and losses from foreign exchange forward contracts, net of gains and losses on the underlying transactions denominated in foreign currency, for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Gains on foreign exchange forward contracts	$454	$1,472
Losses on underlying transactions denominated in foreign currency	(521)	(1,857)
Net losses	$(67)	$(385)

8.	Net Loss per Share

Options to purchase shares of the Company’s common stock and RSUs, totaling 8,422 and 7,428 were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2014 and 2013, respectively, as the effect would have been antidilutive.

9.	Segment Reporting

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

The primary business of the two operating segments is as follows:

•	The U.S. segment is responsible for the development, design, sales and marketing of multimedia learning platforms, related content and learning toys, which are sold primarily through retailers, distributors, and directly to consumers via the leapfrog.com online store and the LeapFrog App Center (“App Center”) in the U.S. The App Center includes both content developed by the Company and content from third parties that the Company curates and distributes.

•	The International segment is responsible for the localization, sales and marketing of multimedia learning platforms, related content and learning toys, originally developed for the U.S. This segment markets and sells the Company’s products to national and regional mass-market and specialty retailers and other outlets through the Company’s offices outside of the U.S., through distributors in various international markets, and directly to consumers via online stores and the App Center.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The table below shows certain information by segment for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Net sales:
United States	$39,145	$58,097
International	17,741	24,840
Totals	$56,886	$82,937
Income (loss) from operations:
United States	$(19,782)	$(9,251)
International	1,140	4,700
Totals	$(18,642)	$(4,551)

For the three months ended March 31, 2014, the U.S. and the United Kingdom individually accounted for more than 10% of the Company’s consolidated net sales. For the three months ended March 31, 2013, no countries other than the U.S. accounted for more than 10% of the Company’s consolidated net sales.

10.	Commitments and Contingencies

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents and other intellectual property rights, claims related to breach of contract, employment disputes and a variety of other matters. The Company records a liability when the Company believes that it is both probable that a loss will be incurred, and the amount can be reasonably estimated. In the opinion of management, based on current knowledge, it is not reasonably possible that any of the pending legal proceedings or claims will have a material adverse impact on the Company’s financial position, results of operations or cash flows because of defense costs, diversion of management resources and other factors. In addition, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a particular reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements of the same reporting period could be materially adversely affected.

As of March 31, 2014, the Company had no outstanding off-balance sheet arrangement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about management’s expectations, including, without limitation, the anticipated failure to realize the full benefit of certain deferred tax assets, the indefinite reinvestment of the undistributed earnings of our foreign subsidiaries, our intention not to repatriate any foreign earnings to the U.S., expectations regarding the effect of our net operating loss or tax credit carryforwards on any tax liability associated with the repatriation of cash held by our foreign subsidiaries, the tax treatment of the repatriation of cash from our Mexican subsidiary, the anticipated impact of our accumulated deficit, the funding, nature and amount of future capital expenditures, the future funding of our working capital needs, and the timing, seasonality and expectations of cash flows from operations. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “future,” “potential,” or the negative of these terms or other comparable terminology. Our actual results, levels of activity, performance, achievements or the timing of events may differ materially from those expressed or implied by such forward-looking statements. The risks that could cause our results to differ include, without limitation, our ability to correctly predict highly changeable consumer preferences and product trends, our ability to continue to develop new products and services and successfully manage frequent product introductions and transitions, our ability to compete effectively with competitors, deterioration of global economic conditions, our reliance on a small group of retailers for the majority of our gross sales, the effectiveness of our marketing and advertising efforts, the seasonality of our business, system failures in our online services or web store, our dependence on our suppliers for our components and raw materials our reliance on a limited number of manufacturers, our ability to maintain sufficient inventory levels, our ability to maintain or acquire licenses, our ability to protect or enforce our intellectual property rights, defects in our products, the risks associated with international operations, costs or changes associated with compliance with laws and regulations, negative political developments, changes in trade relations, armed hostilities, terrorism, labor strikes, natural disasters, or public health issues, our dependence on our officers and other employees, the sufficiency of our liquidity, impacts from acquisitions, mergers, or dispositions, continued ownership by a few stockholders of a significant percentage of the voting power in the company, and the volatility of our stock price. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or the timing of any events. We make these statements as of the date of this Quarterly Report on Form 10-Q and undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report, except as required by law.

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of LeapFrog Enterprises, Inc. and its consolidated subsidiaries (collectively, “LeapFrog,” “we,” “us” or “our”). This MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Consolidated Results of Operations

	Three Months Ended March 31,		% Change 2014 vs.
	2014	2013	2013
	(Dollars in millions, except per share data)
Net sales	$56.9	$82.9	(31)%
Cost of sales	35.8	49.6	(28)%
Gross margin*	37.1%	40.2%	(3.1	)**
Operating expenses	39.8	37.9	5%
Operating expenses as a percent of net sales	70%	46%	24	**
Loss from operations	(18.6)	(4.6)	(310)%
Net loss per share - basic and diluted	$(0.16)	$(0.04)	$(0.12	)***

*	Gross profit as a percentage of net sales
**	Percentage point change
***	Dollar change

Net sales for the three months ended March 31, 2014 decreased 31% as compared to the same period in 2013 as a result of high inventory levels at retail entering the quarter which reduced retailer replenishment orders, higher trade discounts provided to retailers to reduce retail inventory levels, partially offset by lower cooperative promotion expenses. Net sales for the three months ended March 31, 2014 were not materially affected by foreign currency exchange rates.

Cost of sales for the three months ended March 31, 2014 decreased 28% as compared to the same period in 2013 primarily driven by lower net sales resulting in lower product costs, partially offset by higher costs associated with disposition of certain obsolete raw materials.

Gross margin for the three months ended March 31, 2014 was 37.1%, a decrease of 3.1 percentage points as compared to the same period of 2013 primarily driven by higher inventory allowances and content cost amortization, higher royalty costs due to proportionally higher sales of licensed content, higher trade discounts as a percentage of net sales and lower sales volume which increased the impact of fixed logistics costs. The decreases were partially offset by changes in product mix with proportionally higher sales of higher-margin software and learning toys, and lower cooperative promotion expenses as a percentage of net sales.

Operating expenses for the three months ended March 31, 2014 increased 5% as compared to the same period of 2013 primarily driven by increases in headcount and higher spending related to service providers and consultants, partially offset by lower advertising expenses.

Loss from operations for the three months ended March 31, 2014 increased 310% as compared to the same periods in 2013 driven by the decrease in net sales, reduced gross margin and an increase in operating expenses.

Basic and diluted net loss per share for the three months ended March 31, 2014 decreased by $0.12 as compared to the same period of 2013.

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

	Three Months Ended March 31,		% Change 2014 vs.
	2014	2013	2013
	(Dollars in millions)
SG&A expenses	$24.7	$21.9	13%
As a percent of net sales	43%	26%	17 *

* Percentage point change

SG&A expenses for the three months ended March 31, 2014 increased 13% as compared to the same period in 2013. The increase was primarily driven by higher expenses due to an increase in headcount and higher spending related to service providers and consultants.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries, employee benefits, including stock-based compensation expense and other headcount-related expenses, associated with content development, product development, product engineering, third-party development and programming, and localization costs to translate and adapt content for international markets. We capitalize external third-party costs related to content development, which are subsequently amortized into cost of sales in the statements of operations.

	Three Months Ended March 31,		% Change 2014 vs.
	2014	2013	2013
	(Dollars in millions)
R&D expenses	$9.1	$9.0	1%
As a percent of net sales	16%	11%	5 *

* Percentage point change

R&D expenses for the three months ended March 31, 2014 increased 1% as compared to the same period in 2013 primarily driven by higher expenses associated with headcount to support our strategic initiatives, largely offset by capitalization of web development costs.

Advertising Expense

Advertising expense consists of costs associated with marketing, advertising and promoting our products, including customer-related discounts and promotional allowances.

	Three Months Ended March 31,		% Change 2014 vs.
	2014	2013	2013
	(Dollars in millions)
Advertising expenses	$3.3	$4.2	(21)%
As a percent of net sales	6%	5%	1 *

* Percentage point change

Advertising expenses for the three months ended March 31, 2014 decreased 21% as compared to the same period in 2013 primarily driven by lower cooperative advertising spending.

Depreciation and Amortization Expenses

	Three Months Ended March 31,		% Change 2014 vs.
	2014	2013	2013
	(Dollars in millions)
Depreciation and amortization	$2.7	$2.8	(4)%
As a percent of net sales	5%	3%	2 *

* Percentage point change

Depreciation and amortization expenses for the three months ended March 31, 2014 decreased 4% as compared to the same period in 2013 primarily driven by a reduction in amortization of other intangible assets which became fully amortized in January 2014. The decrease was largely offset by an increase in depreciation of property and equipment as a result of an increase in capital expenditures in late 2013 and during the current year period.

Other income (expense), net

Other income (expense), net, for the three months ended March 31, 2014 decreased $0.3 million as compared to the same period in 2013, resulting from lower losses related to our foreign currency activity.

Income Taxes

Our benefit from income taxes and effective tax rates were as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Benefit from income taxes	$(7.4)	$(2.0)
Loss before income taxes	(18.9)	(5.0)
Effective tax rate	39.3%	40.2%

Our tax rate is affected by recurring items, such as tax benefit or expense relative to the amount of loss incurred or income earned in our domestic and foreign jurisdictions. Our tax rate is also affected by discrete items, such as tax benefits attributable to the recognition of previously unrecognized tax benefits that may occur in any given year, but are not consistent from year to year.

Our effective tax rate and income tax benefits for the three months ended March 31, 2014 and 2013 were primarily attributable to our domestic operating losses during the periods. In addition, we recognized $0.3 million of certain previously unrecognized tax benefits due to the expiration of statutes of limitations in certain of our foreign jurisdictions during the three months ended March 31, 2014 and 2013, respectively.

We exclude jurisdictions with tax assets for which no benefit can be recognized from the computation of our effective tax rate and tax provision. As of December 31, 2012, we determined, at the required more-likely-than-not level of certainty, that our subsidiary in Mexico will not generate sufficient taxable income to realize the benefits of its deferred tax assets and therefore a full valuation allowance was recorded. Accordingly, the tax benefits for the three month period ended March 31, 2014 and 2013 excluded tax benefit of the operating losses of our subsidiary in Mexico.

We maintained a valuation allowance of $9.7 million as of March 31, 2014 against our deferred tax assets related to state and foreign net operating loss carryforwards, and capital loss carryforwards. At the present time, we believe it is more-likely-than-not that we will not be able to realize the full benefit of these loss carryforwards before they are due to expire. We will continue to evaluate all evidence in future periods to determine if a valuation allowance against our deferred tax assets is warranted. Any changes to our valuation allowance will affect our effective tax rate, but will not affect the amount of cash paid for income taxes.

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

	Three Months Ended March 31,		% Change 2014 vs.
	2014	2013	2013
	(Dollars in millions)
Net sales	$39.1	$58.1	(33)%
Cost of sales	24.6	35.1	(30)%
Gross margin*	37.2%	39.6%	(2.4)**
Operating expenses	34.3	32.2	6%
Operating expenses as a percent of net sales	88%	55%	32 **
Loss from operations	$(19.8)	$(9.3)	(114)%

*	Gross profit as a percentage of net sales
**	Percentage point change

Net sales for the three months ended March 31, 2014 decreased 33% as compared to the same period in 2013, as a result of higher inventory levels at retail entering the quarter which reduced retailer replenishment orders, and higher trade discounts provided to retailers to reduce retail inventory levels. The decreases were partially offset by lower cooperative promotion expenses.

Cost of sales for the three months ended March 31, 2014 decreased 30% as compared to the same period in 2013 primarily driven by lower sales volume resulting in lower product costs, partially offset by higher costs associated with disposition of certain obsolete raw materials.

Gross margin for the three months ended March 31, 2014 decreased 2.4 percentage points as compared to the same period of 2013 primarily driven by higher inventory allowances and content cost amortization, higher royalty costs due to proportionally higher sales of licensed content, higher trade discounts as a percentage of net sales, and lower sales volume which increased the impact of fixed logistics costs. The decreases were partially offset by changes in product mix with proportionally higher sales of higher-margin software and learning toys, and lower cooperative promotion expenses as a percentage of net sales.

Operating expenses for the three months ended March 31, 2014 increased 6% as compared to the same period of 2013 primarily due to increases in headcount and spending related to service providers and consultants, partially offset by lower advertising expenses.

Loss from operations for the three months ended March 31, 2014 increased by 114% as compared to the same period in 2013 driven by the decrease in net sales, reduced gross margin and the increase in operating expenses.

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

	Three Months Ended March 31,		% Change 2014 vs.
	2014	2013	2013
	(Dollars in millions)
Net sales	$17.7	$24.8	(29)%
Cost of sales	11.2	14.5	(23)%
Gross margin*	37.1%	41.5%	(4.4)**
Operating expenses	5.4	5.6	(3)%
Operating expenses as a percent of net sales	31%	23%	8 **
Income from operations	$1.1	$4.7	(76)%

*	Gross profit as a percentage of net sales
**	Percentage point change

Net sales for the three months ended March 31, 2014 decreased 29% as compared to the same period in 2013 as a result of higher inventory levels at retail entering the quarter which reduced retailer replenishment orders, higher trade discounts provided to retailers to reduce retail inventory levels, partially offset by lower cooperative promotion expenses. Net sales of the three months ended March 31, 2014 included a 1% negative impact from changes in currency exchange rates.

Cost of sales decreased 23% for the three months ended March 31, 2014 as compared to the same period in 2013 primarily driven by lower net sales resulting in lower product costs.

Gross margin for the three months ended March 31, 2014 decreased 4.4 percentage points as compared to the same period in 2013 primarily driven by higher trade discounts as a percentage of net sales, changes in product mix with proportionally higher sales of low-margin hardware, higher inventory allowances, higher content cost amortization, higher royalty costs due to proportionally higher sales of licensed content and learning toys, and lower sales volume which increased the impact of fixed logistics costs. The decreases were partially offset by lower cooperative promotion expenses as a percentage of net sales.

Operating expenses for the three months ended March 31, 2014 decreased 3% as compared to the same period in 2013 primarily driven by lower marketing expenses.

Income from operations for the three months ended March 31, 2014 decreased 76% as compared to the same period in 2013 primarily due to the decreases in net sales and reduced gross margin.

Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents totaled $232.0 million and $189.7 million at March 31, 2014 and 2013, respectively. The increase was primarily due to the cash provided by operating activities, partially offset by reduced operating results and higher capital expenditure in the past several quarters. In line with our investment policy, cash equivalents were comprised of high-grade short-term money market funds and certificates of deposit as of March 31, 2014.

Cash and cash equivalents held by our foreign subsidiaries totaled $25.8 million and $25.6 million as of March 31, 2014 and 2013, respectively. We consider the undistributed earnings of our foreign subsidiaries as of March 31, 2014 to be indefinitely reinvested, and accordingly, no U.S. income taxes have been provided thereon. We do not currently intend to repatriate any foreign earnings to the U.S. However, if we were to repatriate these amounts to the U.S., any associated tax liability would be fully offset by our domestic net operating loss or tax credit carry forwards for the foreseeable future.

A recent change in business strategy for distributing product into Mexico will ultimately result in the liquidation of our Mexican subsidiary as we outsource distribution to a third party. At the end of the liquidation process, we intend to repatriate any residual cash to the U.S. We believe this cash repatriation will be considered a return of capital (and not a repatriation of earnings) and therefore will not result in a U.S. tax liability. Accordingly we have not recorded a tax provision for such repatriation.

We have an asset-based revolving credit facility (the “revolving credit facility”) with a potential borrowing availability of $75.0 million for the months of September through December and $50.0 million for the remaining months. The borrowing availability varies according to the levels of our accounts receivable and cash and investment securities deposited in secured accounts with the lenders. Borrowing availability under this revolving credit facility was $14.5 million as of March 31, 2014. There were no borrowings outstanding on our revolving credit facility at March 31, 2014.

Our accumulated deficit of $3.5 million at March 31, 2014 is not expected to have an impact on our future ability to operate, given our anticipated cash flows from operations, strong cash position and the availability of our revolving credit facility.

Future capital expenditures are primarily planned for new product development and purchases related to the upgrading of our information technology capabilities. We expect that capital expenditures for the remainder of 2014, including those for capitalized content and website development costs, will be funded with cash flows generated by operations. Capital expenditures were $7.7 million for the three months ended March 31, 2014 and $6.6 million for the same period of 2013. We expect capital expenditures to be in the range of $35.0 million to $45.0 million for the year ending December 31, 2014, as we make significant investments to upgrade our internal business systems and invest in significant new product launches in 2014. We expect capital expenditures to be lower than this level in future years.

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

Cash Sources and Uses

The table below shows our sources and uses of cash for the three months ended March 31, 2014 as compared to the same period in 2013:

	Three Months Ended March 31,		% Change 2014 vs.
	2014	2013	2013
	(Dollars in millions)
Cash flows provided by (used in):
Operating activities	$70.8	$75.4	(6)%
Investing activities	(7.7)	(6.6)	(16)%
Financing activities	0.7	1.3	(44)%
Effect of exchange rate fluctuations on cash	-	(0.4)	N/M
Increase in cash and cash equivalents	$63.9	$69.7	(8)%

Cash flow provided by operations for the three months ended March 31, 2014 decreased $4.6 million as compared to the same period in 2013 primarily due to a decrease in cash provided by accounts receivable collection , and increased net loss related to operating activities, partially offset by lower incentive compensation payouts and lower inventory purchases.

Net cash used in investing activities for the three months ended March 31, 2014 increased $1.1 million as compared to the same period of 2013 primarily due to an increase in capitalization of content development costs and website costs.

Net cash provided by financing activities for the three months ended March 31, 2014 decreased $0.6 million as compared to the same period of 2013 primarily due to a decrease in proceeds from stock option exercises and employee stock purchase plan.

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

Contractual Obligations and Commitments

We have had no material changes outside the ordinary course of our business in our contractual obligations during the three months ended March 31, 2014. In addition, as of March 31, 2014, we had no outstanding off-balance sheet arrangement.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. Actual results could differ significantly from those estimates under different assumptions and conditions. We included in our 2013 Form 10-K a discussion of our critical accounting policies that are particularly important to the portrayal of our financial position and results of operations and that require the use of our management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We have made no material changes to any of the critical accounting policies discussed in our 2013 Form 10-K through March 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in Item 7A of our 2013 Form 10-K have not changed materially for our quarter ended March 31, 2014.

We develop products in the U.S. and market our products primarily in North America and, to a lesser extent, in Europe and the rest of the world. We are billed by and pay our third-party manufacturers in United States dollar. Sales to our international customers are transacted primarily in the country’s local currency. As a result, our financial results could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets.

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements, but the program, when properly executed, may not always eliminate our exposure to movements of currency exchange rates. The results of our hedging program for the three months ended March 31, 2014 and 2013 are summarized in the table below:

	Three Months Ended March 31,
	2014	2013
	(Dollars In thousands)
Gains on foreign exchange forward contracts	$454	$1,472
Losses on underlying transactions denominated in foreign currency	(521)	(1,857)
Net losses	$(67)	$(385)

Our foreign exchange forward contracts generally have original maturities of one month or less. We have no foreign exchange forward contracts outstanding as of March 31, 2014 as the related foreign exchange exposures were not significant.

Cash equivalents are presented at fair value on our consolidated balance sheet. We invest our excess cash in accordance with our investment policy. As of March 31, 2014, our excess cash was invested in money market funds and certificates of deposit, and as of March 31, 2013, our excess cash was invested in money market funds.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”). Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (“SEC”) and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2014, because of the material weakness in internal control over financial reporting described below.

Completed or Planned Remediation Actions to Address Material Weakness

As of December 31, 2013, we did not maintain effective controls over our process for establishing reserves for customer-related discounts and promotional allowances. Specifically, controls were not adequately designed to ensure the completeness and accuracy of data entered into the accounting system and used to determine customer-related discounts and promotional allowances. As a result, it was necessary for us to make a post-closing adjustment to increase our reserve for customer-related discounts and promotional allowances. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

We have undertaken the remediation steps described below to address the material weakness discussed above:

•	Modified the period-end close processes to capture and analyze a complete list of customer-related discounts and promotional allowances for financial statement impact as of period-end; and

•	Modified the data entry process associated with customer-related discounts and promotional allowances to ensure classification of promotional programs is subject to independent review.

We will continue to monitor the remediation steps throughout the year and a final assessment will be performed as part of the evaluation of disclosure controls and procedures for the year ending December 31, 2014. We have undertaken a number of procedures and instituted controls to help ensure the proper collection, evaluation and disclosure of the information included in our financial statements. As a result, we believe that the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects.

Inherent Limitations on Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure system are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

As described above in the section “Completed or Planned Remediation Actions to Address Material Weakness”, there were changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 11—“Commitments and Contingencies” in our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” in our 2013 Form 10-K.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-86898	3.03	7/22/2002

3.02	Amended and Restated Bylaws	8-K	001-31396	3.01	11/20/2012

4.01	Form of Specimen Class A Common Stock Certificate	10-Q	001-31396	4.01	11/3/2011

4.02	Fourth Amended and Restated Stockholders Agreement, dated as of May 30, 2003, by and among LeapFrog Enterprises, Inc. and the other persons named therein	10-Q	001-31396	4.02	8/12/2003

10.01	Amendment No. 2 to Industrial Lease - Net, dated as of April 1, 2014, by and between Campbell Hawaii Investor LLC and LeapFrog Enterprises, Inc.					X

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc.
(Registrant)

/s/ John Barbour
John Barbour
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2014

/s/ Raymond L. Arthur
Raymond L. Arthur
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2014

