Form 10-QT
period 2014-03-31
LEAPFROG ENTERPRISES INC
filed 2014-06-23
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2014 to March 31, 2014

Commission File Number: 001-31396

LeapFrog Enterprises, Inc. (Exact name of registrant as specified in its charter)

DELAWARE	95-4652013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6401 Hollis Street, Suite 100, Emeryville, California	94608-1463
(Address of principal executive offices)	(Zip Code)

 510-420-5000

(Registrant’s telephone number, including area code)

Former Fiscal Year: December 31

(Former name, former address and former fiscal year, if changed since last report)

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

As of June 19, 2014, 65,501,761 shares of Class A common stock, par value $0.0001 per share, and 4,395,461 shares of Class B common stock, par value $0.0001 per share, of the registrant were outstanding.

LEAPFROG ENTERPRISES, INC.

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,		December 31,
	2014	2013	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$231,988	$189,710	$168,053
Accounts receivable, net of allowances for doubtful accounts of $306, $535 and $139, respectively	29,920	57,186	133,221
Inventories	52,293	45,149	54,290
Prepaid expenses and other current assets	10,416	9,951	9,637
Deferred income taxes	22,553	9,969	25,639
Total current assets	347,170	311,965	390,840
Deferred income taxes	57,810	14,204	49,053
Property and equipment, net	34,570	26,838	33,059
Capitalized content and website development costs, net	19,058	13,148	17,494
Goodwill	19,549	19,549	19,549
Other intangible assets, net	-	500	50
Other assets	1,473	1,231	1,027
Total assets	$479,630	$387,435	$511,072

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,146	$19,054	$22,110
Accrued liabilities	23,930	24,655	40,765
Deferred revenue	12,808	7,663	14,467
Income taxes payable	689	495	1,100
Total current liabilities	56,573	51,867	78,442
Long-term deferred income taxes	3,812	3,759	3,801
Other long-term liabilities	1,125	2,504	1,507
Total liabilities	61,510	58,130	83,750
Commitments and contingencies
Stockholders' equity:
Class A Common Stock, par value $0.0001;
Authorized - 139,500 shares; Outstanding: 65,229, 63,688 and 64,916, respectively	7	7	7
Class B Common Stock, par value $0.0001;
Authorized - 40,500 shares; Outstanding: 4,396, 4,396 and 4,396, respectively	-	-	-
Treasury stock	(185)	(185)	(185)
Additional paid-in capital	422,678	408,327	419,526
Accumulated other comprehensive income (loss)	(578)	195	(7)
Retained earnings (accumulated deficit)	(3,802)	(79,039)	7,981
Total stockholders’ equity	418,120	329,305	427,322
Total liabilities and stockholders’ equity	$479,630	$387,435	$511,072

See accompanying notes to consolidated financial statements

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net sales	$56,886	$82,937
Cost of sales	35,763	49,625
Gross profit	21,123	33,312

Operating expenses:
Selling, general and administrative	24,699	21,905
Research and development	9,122	9,013
Advertising	3,258	4,150
Depreciation and amortization	2,686	2,795
Total operating expenses	39,765	37,863
Loss from operations	(18,642)	(4,551)

Other income (expense):
Interest income	19	24
Interest expense	(1)	-
Other, net	(231)	(508)
Total other (expense), net	(213)	(484)
Loss before income taxes	(18,855)	(5,035)
Benefit from income taxes	(7,072)	(2,024)
Net loss	$(11,783)	$(3,011)

Net loss per share:
Class A and B - basic and diluted	$(0.17)	$(0.04)

Weighted-average shares used to calculate net loss per share:
Class A and B - basic and diluted	69,408	67,835

See accompanying notes to consolidated financial statements

4

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(11,783)	$(3,011)
Other comprehensive loss
Currency translation adjustments	(571)	(876)
Comprehensive loss	$(12,354)	$(3,887)

See accompanying notes to consolidated financial statements

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(11,783)	$(3,011)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,466	4,990
Deferred income taxes	(6,041)	(1,615)
Stock-based compensation expense	2,797	1,955
Allowance for doubtful accounts	99	270
Other changes in operating assets and liabilities:
Accounts receivable, net	102,731	122,348
Inventories	1,795	(5,137)
Prepaid expenses and other current assets	(791)	(1,678)
Other assets	(448)	53
Accounts payable	(3,549)	(14,068)
Accrued liabilities	(16,958)	(27,124)
Deferred revenue	(1,628)	(853)
Other long-term liabilities	(450)	(721)
Income taxes payable	(404)	2
Net cash provided by operating activities	70,836	75,411
Investing activities:
Purchases of property and equipment	(3,819)	(4,481)
Capitalization of content and website development costs	(3,841)	(2,146)
Net cash used in investing activities	(7,660)	(6,627)
Financing activities:
Proceeds from stock option exercises and employee stock purchase plan	1,094	1,636
Net cash paid for payroll taxes on restricted stock unit releases	(374)	(341)
Excess tax benefits from stock-based compensation	1	3
Net cash provided by financing activities	721	1,298
Effect of exchange rate changes on cash	38	(372)
Net change in cash and cash equivalents	63,935	69,710
Cash and cash equivalents, beginning of period	168,053	120,000
Cash and cash equivalents, end of period	$231,988	$189,710

Non-cash investing and financing activities:
Net change in accounts payable and accrued liabilities related to capital expenditures	$839	$2,083

See accompanying notes to consolidated financial statements

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

The consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial information included herein should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2013 Annual Report on Form 10-K filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on March 14, 2014 for the year ended December 31, 2013 (the “2013 Form 10-K”).

On May 13, 2014, the Company’s Board of Directors approved a change in the Company’s fiscal year-end from December 31 to March 31 in order to better align the Company’s business planning and financial reporting functions with the seasonality of its business. The accompanying unaudited consolidated financial statements cover the transition period from January 1, 2014 to March 31, 2014.

The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 2 to the consolidated financial statements included in the Company’s 2013 Form 10-K.

Due to the seasonality of the Company’s business, the results of operations for interim periods are not necessarily indicative of the operating results for a full year.

Certain amounts in the financial statements for prior periods have been reclassified to conform to the current year presentation. In addition, management has revised the prior year financial statements to correct errors that were identified. Specifically, the Company has revised its consolidated statement of cash flows for the three months ended March 31, 2013, to exclude the impact of non-cash investing activities associated with certain accounts payable and accrued liabilities related to purchases of property and equipment and capitalization of content and website development costs. As compared to previously reported amounts, net cash provided by operating activities has been reduced and net cash used in investing activities has been increased by $2,083 for the three months ended March 31, 2013. This revision represents errors that were not deemed material, individually or in aggregate, to the consolidated financial statements for the corresponding prior period. This revision does not impact the Company’s previously reported consolidated results of operations or financial position.

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

The Company’s Inventories, stated on a first-in, first-out basis at the lower of cost or market as of March 31, 2014 and 2013, and December 31, 2013:

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

	March 31,		December 31,
	2014	2013	2013
Raw materials	$4,594	$4,348	$4,619
Finished goods	47,699	40,801	49,671
Total	$52,293	$45,149	$54,290

4.	Income Taxes

As a result of the change in the Company’s fiscal year-end, the three month period ended March 31, 2014 is treated as a separate tax year. Therefore, income taxes for the transition period from January 1, 2014 to March 31, 2014 were computed using the actual tax rate. Income taxes for the three months ended March 31, 2013 were computed using the effective tax rate estimated to be applicable for the full fiscal year ended December 31, 2013. The Company’s benefit from income taxes and effective tax rates were as follows:

	Three Months Ended March 31,
	2014	2013
Benefit from provision for income taxes	$(7,072)	$(2,024)
Loss before income taxes	(18,855)	(5,035)
Effective tax rate	37.5%	40.2%

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

During the three months ended March 31, 2014, the Company recognized $302 of previously unrecognized tax benefits, including a release of $188 of accrued interest, due to the expiration of statutes of limitations in certain of its foreign jurisdictions. During the three months ended March 31, 2013, the Company recognized $264 of previously unrecognized tax benefits, including a release of $57 of accrued interest, due to the expiration of statute of limitations in one of its foreign jurisdictions. As of March 31, 2014 and 2013, and December 31, 2013, the Company had $16,280, $14,972 and $20,319, respectively, of unrecognized income tax benefits. The Company believes it is reasonably possible that the total amount of unrecognized income tax benefits could decrease by up to $409, excluding potential interest and penalties, related to its foreign operations over the course of the next twelve months ending March 31, 2015, due to expiring statutes of limitations, which could be recognized as a tax benefit and affect its effective tax rate. The Company also recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2014 and 2013, and December 31, 2013, the Company had approximately $187, $597 and $362, respectively, of accrued interest and penalties related to uncertain tax positions. The recognition of previously unrecognized tax benefits and the release of associated accrued interest reduced other long-term tax liabilities.

The Company maintained a valuation allowance of $9,885, $70,385, and $9,741 as of March 31, 2014 and 2013, and December 31, 2013, respectively, against its deferred tax assets related to state and foreign net operating loss carryforwards, and capital loss carryforwards that generally have 10 to 20 years until expiration. As a result of the change in the Company’s fiscal year-end, the three month period ended March 31, 2014 is treated as one carryforward year. At the present time, the Company believes it is more-likely-than-not that it will not be able to realize the full benefit of these loss carryforwards before they are due to expire. The Company will continue to evaluate all evidence in future periods, including the acceleration of carryforward expiration attributable to the fiscal year-end change, to determine if a valuation allowance against its deferred tax assets is warranted. Any changes to the Company’s valuation allowance will affect its effective tax rate, but will not affect the amount of cash paid for income taxes.

Current and non-current deferred tax assets were $22,553 and $57,810 at March 31, 2014, respectively, as compared to $9,969 and $14,204 at March 31, 2013, respectively. The increases were due to the release of a significant portion of the deferred tax valuation allowances during the three months ended December 31, 2013, partially offset by the realization of tax benefits during the transition period.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

As of March 31, 2014, the Company had long-term deferred tax liabilities of $3,812 and other long-term tax liabilities of $607. Both liabilities are reported as long-term liabilities on the consolidated balance sheet.

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

Stock-based compensation expense related to the ESPP is estimated using the Black-Scholes option pricing model with the following assumptions for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Expected term (years)	0.5	0.5
Volatility	34.8% - 36.0%	49.9% - 57.5%
Risk-free interest rate	0.05% - 0.08%	0.12% - 0.14%
Expected dividend yield	- %	- %

7.	Derivative Financial Instruments

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Transition Report on Form 10-Q contains forward-looking statements about management’s expectations, including, without limitation, the anticipated failure to realize the full benefit of certain deferred tax assets, the indefinite reinvestment of the undistributed earnings of our foreign subsidiaries, our intention not to repatriate any foreign earnings to the U.S., expectations regarding the effect of our net operating loss or tax credit carryforwards on any tax liability associated with the repatriation of cash held by our foreign subsidiaries, the tax treatment of the repatriation of cash from our Mexican subsidiary, the anticipated impact of our accumulated deficit, the funding, nature and amount of future capital expenditures, the future funding of our working capital needs, and the timing, seasonality and expectations of cash flows from operations. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “future,” “potential,” or the negative of these terms or other comparable terminology. Our actual results, levels of activity, performance, achievements or the timing of events may differ materially from those expressed or implied by such forward-looking statements. The risks that could cause our results to differ include, without limitation, our ability to correctly predict highly changeable consumer preferences and product trends, our ability to continue to develop new products and services and successfully manage frequent product introductions and transitions, our ability to compete effectively with competitors, deterioration of global economic conditions, our reliance on a small group of retailers for the majority of our gross sales, the effectiveness of our marketing and advertising efforts, the seasonality of our business, system failures in our online services or web store, our dependence on our suppliers for our components and raw materials our reliance on a limited number of manufacturers, our ability to maintain sufficient inventory levels, our ability to maintain or acquire licenses, our ability to protect or enforce our intellectual property rights, defects in our products, the risks associated with international operations, costs or changes associated with compliance with laws and regulations, negative political developments, changes in trade relations, armed hostilities, terrorism, labor strikes, natural disasters, or public health issues, our dependence on our officers and other employees, the sufficiency of our liquidity, impacts from acquisitions, mergers, or dispositions, continued ownership by a few stockholders of a significant percentage of the voting power in the company, and the volatility of our stock price. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or the timing of any events. We make these statements as of the date of this Transition Report on Form 10-Q and undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report, except as required by law.

On May 13, 2014, LeapFrog’s Board of Directors approved a change in its fiscal year-end from December 31 to March 31 in order to better align our business planning and financial reporting functions with the seasonality of our business. The Consolidated Financial Statements and the accompanying Notes in Part I, Item 1 of this Transition Report on Form 10-Q cover the transition period from January 1, 2014 to March 31, 2014.

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of LeapFrog Enterprises, Inc. and its consolidated subsidiaries (collectively, “LeapFrog,” “we,” “us” or “our”). This MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes in Part I, Item 1 of this Transition Report on Form 10-Q.

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

Consolidated Results of Operations

	Three Months Ended March 31,		% Change 2014 vs.
	2014	2013	2013
	(Dollars in millions, except per share data)
Net sales	$56.9	$82.9	(31)%
Cost of sales	35.8	49.6	(28)%
Gross margin*	37.1%	40.2%	(3.1	)**
Operating expenses	39.8	37.9	5%
Operating expenses as a percent of net sales	70%	46%	24	**
Loss from operations	(18.6)	(4.6)	(310)%
Net loss per share - basic and diluted	$(0.17)	$(0.04)	$(0.13	)***

*	Gross profit as a percentage of net sales

**	Percentage point change

***	Dollar change

Net sales for the three months ended March 31, 2014 decreased 31% as compared to the same period in 2013 as a result of high inventory levels at retail entering the transition period which reduced retailer replenishment orders, higher trade discounts provided to retailers to reduce retail inventory levels, partially offset by lower cooperative promotion expenses. Net sales for the three months ended March 31, 2014 were not materially affected by foreign currency exchange rates.

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

Loss from operations for the three months ended March 31, 2014 increased 310% as compared to the same period in 2013 driven by the decrease in net sales, reduced gross margin and an increase in operating expenses.

Basic and diluted net loss per share for the three months ended March 31, 2014 decreased by $0.13 as compared to the same period of 2013.

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

Income Taxes

As a result of the change in our fiscal year-end, the three month period ended March 31, 2014 is treated as a separate tax year. Therefore, income taxes for the transition period from January 1, 2014 to March 31, 2014 were computed using the actual tax rate. Income taxes for the three months ended March 31, 2013 were computed using the effective tax rate estimated to be applicable for the full fiscal year ended December 31, 2013. Our benefit from income taxes and effective tax rates were as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Benefit from income taxes	$(7.1)	$(2.0)
Loss before income taxes	(18.9)	(5.0)
Effective tax rate	37.5%	40.2%

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

We maintained a valuation allowance of $9.9 million as of March 31, 2014 against our deferred tax assets related to state and foreign net operating loss carryforwards, and capital loss carryforwards that generally have 10 to 20 years until expiration. As a result of the change in our fiscal year-end, the three month period ended March 31, 2014 is treated as one carryforward year. At the present time, we believe it is more-likely-than-not that we will not be able to realize the full benefit of these loss carryforwards before they are due to expire. We will continue to evaluate all evidence in future periods, including the acceleration of carryforward expiration attributable to the fiscal year-end change, to determine if a valuation allowance against our deferred tax assets is warranted. Any changes to our valuation allowance will affect our effective tax rate, but will not affect the amount of cash paid for income taxes.

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

Net sales for the three months ended March 31, 2014 decreased 33% as compared to the same period in 2013, as a result of higher inventory levels at retail entering the transition period which reduced retailer replenishment orders, and higher trade discounts provided to retailers to reduce retail inventory levels. The decreases were partially offset by lower cooperative promotion expenses.

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

Net sales for the three months ended March 31, 2014 decreased 29% as compared to the same period in 2013 as a result of higher inventory levels at retail entering the transition period which reduced retailer replenishment orders, higher trade discounts provided to retailers to reduce retail inventory levels, partially offset by lower cooperative promotion expenses. Net sales of the three months ended March 31, 2014 included a 1% negative impact from changes in currency exchange rates.

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

Our accumulated deficit of $3.8 million at March 31, 2014 is not expected to have an impact on our future ability to operate, given our anticipated cash flows from operations, strong cash position and the availability of our revolving credit facility.

Future capital expenditures are primarily planned for new product development and purchases related to the upgrading of our information technology capabilities. We expect that capital expenditures for the fiscal year ending March 31, 2015, including those for capitalized content and website development costs, will be funded with cash flows generated by operations. Capital expenditures were $7.7 million for the three months ended March 31, 2014 and $6.6 million for the same period of 2013. We expect capital expenditures to be in the range of $30.0 million to $40.0 million for the fiscal year ending March 31, 2015, as we make significant investments to upgrade our internal business systems and invest in significant new product launches during the year. We expect capital expenditures to be lower than this level in future years.

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

Seasonal Patterns of Cash Provided By or Used in Operations

Historically, through 2011, our cash flow from operations has been highest in the quarter ending in March of each year when we collect a majority of our accounts receivable booked in the quarter ending in December of the prior calendar year. In 2013 and 2012, an increase in earlier sales to retailers in the quarters ending in September and December, and credit card-based sales through our App Center in the quarter ending in December resulted in higher cash flow from operations in the quarter ending in December than in the quarter ending in March, a deviation from our historical norm that may continue in future years. Cash flow used in operations tends to be highest in the quarter ending in September, as collections from prior accounts receivable taper off and we invest heavily in inventory in preparation for the holiday season. Historically, cash flow generally turns positive again in the quarter ending in December as we begin to collect on the accounts receivable associated with the holiday season. However, these seasonal patterns may vary depending upon general economic conditions and other factors.

Contractual Obligations and Commitments

We have had no material changes outside the ordinary course of our business in our contractual obligations during the transition period from January 1, 2014 to March 31, 2014. In addition, as of March 31, 2014, we had no outstanding off-balance sheet arrangement.

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

We have made no material changes to any of the critical accounting policies discussed in our 2013 Form 10-K during the transition period from January 1, 2014 to March 31, 2014.

Recently Issued Accounting Guidance Not Yet Adopted

In May 2014, the Financial Accounting Standards Board issued Accounting Standard Update 2014-09, Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40). This guidance outlines a single comprehensive model for accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. For public entities, this guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, i.e. the first quarter of our fiscal year 2018. Early application is not permitted. This guidance can be adopted either retrospectively to each prior reporting period presented, or retrospectively with a cumulative-effect adjustment recognized as of the date of adoption. We are currently evaluating the impact on our consolidated financial statements upon the adoption of this guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in Item 7A of our 2013 Form 10-K have not changed materially for our transition period from January 1, 2014 to March 31, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Transition Report on Form 10-Q. This evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”). Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Transition Report on Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (“SEC”) and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

We will continue to monitor the remediation steps throughout the year and a final assessment will be performed as part of the evaluation of disclosure controls and procedures for the fiscal year ending March 31, 2015. We have undertaken a number of procedures and instituted controls to help ensure the proper collection, evaluation and disclosure of the information included in our financial statements. As a result, we believe that the consolidated financial statements for the periods covered by and included in this Transition Report on Form 10-Q are fairly stated in all material respects.

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

Changes in Internal Control over Financial Reporting

As described above in the section “Completed or Planned Remediation Actions to Address Material Weakness”, there were changes in our internal control over financial reporting during the transition period from January 1, 2014 to March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 10-“Commitments and Contingencies” in our Consolidated Financial Statements included in this Transition Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” in our 2013 Form 10-K.

ITEM 5. OTHER INFORMATION

As a result of the change in our fiscal year end from December 31 to March 31, we will hold our 2015 annual meeting of stockholders more than 30 calendar days from the annual anniversary date of our last annual meeting. We currently expect to hold our 2015 annual meeting of stockholders on August 14, 2015.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-86898	3.03	7/22/2002

3.02	Amended and Restated Bylaws	8-K	001-31396	3.01	11/20/2012

4.01	Form of Specimen Class A Common Stock Certificate	10-Q	001-31396	4.01	11/3/2011

4.02	Fourth Amended and Restated Stockholders Agreement, dated as of May 30, 2003, by and among LeapFrog Enterprises, Inc. and the other persons named therein	10-Q	001-31396	4.02	8/12/2003

10.01	Amendment No. 2 to Industrial Lease - Net, dated as of April 1, 2014, by and between Campbell Hawaii Investor LLC and LeapFrog Enterprises, Inc.	10-Q	001-31396	10.01	5/7/2014

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following materials from the registrant’s Transition Report on Form 10-Q for transition period from January 1, 2014 to March 31, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc.
(Registrant)

/s/ John Barbour
John Barbour
Chief Executive Officer
(Principal Executive Officer)

Date: June 23, 2014

/s/ Raymond L. Arthur
Raymond L. Arthur
Chief Financial Officer
(Principal Financial Officer)

Date: June 23, 2014

