Form 10-Q
period 2014-06-30
LEAPFROG ENTERPRISES INC
filed 2014-08-06
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, 65,621,799 shares of Class A common stock, par value $0.0001 per share, and 4,395,461 shares of Class B common stock, par value $0.0001 per share, of the registrant were outstanding.

LEAPFROG ENTERPRISES, INC.

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30,		March 31,
	2014	2013	2014
ASSETS
Current assets:
Cash and cash equivalents	$199,220	$181,418	$231,988
Accounts receivable, net of allowances for doubtful accounts of $573, $247 and $306, respectively	32,051	61,919	29,920
Inventories	64,220	66,601	52,293
Prepaid expenses and other current assets	12,479	10,195	10,416
Deferred income taxes	24,215	10,777	22,553
Total current assets	332,185	330,910	347,170
Deferred income taxes	65,931	15,225	57,810
Property and equipment, net	33,935	27,301	30,765
Capitalized content and website development costs, net	21,668	15,151	19,058
Goodwill	19,549	19,549	19,549
Other intangible assets, net	3,883	3,105	3,805
Other assets	1,423	1,178	1,473
Total assets	$478,574	$412,419	$479,630

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,779	$45,530	$19,146
Accrued liabilities	22,735	24,492	23,930
Deferred revenue	12,439	7,930	12,808
Income taxes payable	457	688	689
Total current liabilities	68,410	78,640	56,573
Long-term deferred income taxes	3,812	3,759	3,812
Other long-term liabilities	1,043	1,944	1,125
Total liabilities	73,265	84,343	61,510
Commitments and contingencies
Stockholders' equity:
Class A Common Stock, par value $0.0001;
Authorized - 139,500 shares; Outstanding: 65,537, 63,947 and 65,229, respectively	7	7	7
Class B Common Stock, par value $0.0001;
Authorized - 40,500 shares; Outstanding: 4,396, 4,396 and 4,396, respectively	-	-	-
Treasury stock	(185)	(185)	(185)
Additional paid-in capital	425,345	411,017	422,678
Accumulated other comprehensive income (loss)	312	(434)	(578)
Accumulated deficit	(20,170)	(82,329)	(3,802)
Total stockholders’ equity	405,309	328,076	418,120
Total liabilities and stockholders’ equity	$478,574	$412,419	$479,630

See accompanying notes to consolidated financial statements

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2014	2013

Net sales	$46,977	$82,986
Cost of sales	38,144	52,084
Gross profit	8,833	30,902

Operating expenses:
Selling, general and administrative	21,044	21,814
Research and development	7,611	8,694
Advertising	3,041	1,904
Depreciation and amortization	2,842	2,615
Total operating expenses	34,538	35,027
Loss from operations	(25,705)	(4,125)

Other income (expense):
Interest income	35	18
Other, net	(354)	(305)
Total other (expense), net	(319)	(287)
Loss before income taxes	(26,024)	(4,412)
Benefit from income taxes	(9,656)	(1,122)
Net loss	$(16,368)	$(3,290)

Net loss per share:
Class A and B - basic and diluted	$(0.23)	$(0.05)

Weighted-average shares used to calculate net loss per share:
Class A and B - basic and diluted	69,754	68,199

See accompanying notes to consolidated financial statements

4

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2014	2013
Net loss	$(16,368)	$(3,290)
Other comprehensive loss
Currency translation adjustments	890	(629)
Comprehensive loss	$(15,478)	$(3,919)

See accompanying notes to consolidated financial statements

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(16,368)	$(3,290)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,276	4,899
Deferred income taxes	(10,007)	(1,858)
Stock-based compensation expense	3,231	2,588
Allowance for doubtful accounts	342	(229)
Other changes in operating assets and liabilities:
Accounts receivable, net	(2,290)	(4,633)
Inventories	(11,560)	(21,731)
Prepaid expenses and other current assets	(1,994)	(325)
Other assets	51	52
Accounts payable	14,324	27,327
Accrued liabilities	(2,324)	(685)
Deferred revenue	(425)	267
Other long-term liabilities	(97)	(559)
Income taxes payable	(237)	204
Net cash (used in) provided by operating activities	(21,078)	2,027
Investing activities:
Purchases of property and equipment and other intangible assets	(7,582)	(6,639)
Capitalization of content and website development costs	(4,212)	(3,571)
Net cash used in investing activities	(11,794)	(10,210)
Financing activities:
Proceeds from stock option exercises and employee stock purchase plan	394	627
Net cash paid for payroll taxes on restricted stock unit releases	(694)	(526)
Common stock repurchased	(38)	-
Excess tax benefits from stock-based compensation	11	8
Net cash (used in) provided by financing activities	(327)	109
Effect of exchange rate changes on cash	431	(218)
Net change in cash and cash equivalents	(32,768)	(8,292)
Cash and cash equivalents, beginning of period	231,988	189,710
Cash and cash equivalents, end of period	$199,220	$181,418

Non-cash investing and financing activities:
Net change in accounts payable and accrued liabilities related to capital expenditures	$327	$(223)

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

The financial information included herein should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2013 Annual Report on Form 10-K filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on March 14, 2014 for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”).

The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 2 to the consolidated financial statements included in the Company’s 2013 Form 10-K.

Due to the seasonality of the Company’s business, the results of operations for interim periods are not necessarily indicative of the operating results for a full year.

Certain amounts in the financial statements for prior periods have been reclassified to conform to the current-year presentation. In addition, management has revised the prior year financial statements to correct errors that were identified. Specifically, the Company has revised its consolidated statement of cash flows for the three months ended June 30, 2013, to exclude the impact of non-cash investing activities associated with certain accounts payable and accrued liabilities related to capital expenditures. As compared to previously reported amounts, net cash provided by operating activities has been increased and net cash used in investing activities has been increased by $223 for the three months ended June 30, 2013. This revision represents errors that were not deemed material, individually or in aggregate, to the consolidated financial statements for the corresponding prior period. This revision does not impact the Company’s previously reported consolidated results of operations or financial position.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

•	Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. As of June 30, 2014 and March 31, 2014, the Company’s Level 1 assets consisted of money market funds and certificates of deposit with original maturities of three months or less. As of June 30, 2013, the Company’s Level 1 assets consisted of money market funds. These assets were considered highly liquid and are stated at cost, which approximates market value.

•	Level 2 includes financial instruments for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument. Such inputs could be quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transactions (less-active markets), or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data, including market interest rate curves, referenced credit spreads and prepayment rates.

As of June 30, 2014 and 2013, the Company’s Level 2 assets and liabilities consisted of outstanding foreign exchange forward contracts used to hedge its exposure to certain foreign currencies, including the British Pound, Canadian Dollar and Euro. The Company did not hold any Level 2 assets as of March 31, 2014. The Company’s outstanding foreign exchange forward contracts, all with maturities of approximately one month, had notional values of $18,190 and $16,368 at June 30, 2014 and 2013, respectively. The fair market values of these instruments, based on quoted prices, were $(40) and $(19), on a net basis at June 30, 2014 and 2013, respectively. The fair value of these contracts was recorded in accrued liabilities as of June 30, 2014 and June 30, 2013.

•	Level 3 includes financial instruments for which fair value is derived from valuation techniques, including pricing models and discounted cash flow models, in which one or more significant inputs, including the Company’s own assumptions, are unobservable. The Company did not hold any Level 3 assets as of June 30, 2014, March 31, 2014 and June 30, 2013.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2014, March 31, 2014 and June 30, 2013:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014:
Financial Assets:
Money market funds and certificate of deposit	$111,908	$111,908	$-	$-
Financial Liabilities:
Forward currency contracts	$(40)	$-	$(40)	$-
March 31, 2014:
Financial Assets:
Money market funds and certificate of deposit	$118,795	$118,795	$-	$-
June 30, 2013:
Financial Assets:
Money market funds	$145,009	$145,009	$-	$-
Financial Liabilities:
Forward currency contracts	$(19)	$-	$(19)	$-

3.	Inventories

The Company’s Inventories, stated on a first-in, first-out basis at the lower of cost or market as of June 30, 2014 and 2013, and March 31, 2014:

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

	June 30,		March 31,
	2014	2013	2014
Raw materials	$6,281	$7,315	$4,594
Finished goods	57,939	59,286	47,699
Total	$64,220	$66,601	$52,293

4.	Other Intangible Assets

The Company’s other intangible assets were as follows as of June 30, 2014 and 2013, and March 31, 2014:

	June 30,		March 31,
	2014	2013	2014
Intellectual property, license agreements and other intangibles	$20,855	$19,510	$20,560
Less: accumulated amortization	(16,972)	(16,405)	(16,755)
Total	$3,883	$3,105	$3,805

The Company has revised its consolidated balance sheets as of June 30, 2013 and March 31, 2014, to reclassify the capitalized development costs of its proprietary technologies included in certain key products from property and equipment, to other intangible assets. As compared to previously reported amounts, property and equipment, net, has been reduced and other intangible assets, net, have been increased by $2,755 and $3,805 for June 30, 2013 and March 31, 2014, respectively. These revisions represent errors that were not deemed material, individually or in aggregate, to the consolidated financial statements for the corresponding prior periods. These revisions do not impact the Company’s previously reported consolidated results of operations or statements of cash flows. As of June 30, 2014, a total of $3,900 of the related development costs was included in other intangible assets and began to be amortized during the quarter ended June 30, 2014, upon the completion of the development, on a straight-line basis over three years to cost of sales in the statement of operations.

5.	Income Taxes

The Company’s benefit from income taxes and effective tax rates were as follows:

	Three Months Ended June 30,
	2014	2013
Benefit from income taxes	$(9,656)	$(1,122)
Loss before income taxes	(26,024)	(4,412)
Effective tax rate	37.1%	25.4%

The Company’s effective tax rate is affected by recurring items, such as tax benefit or expense relative to the amount of loss incurred or income earned in its domestic and foreign jurisdictions. The Company’s tax rate is also affected by discrete items, such as tax benefits attributable to the recognition of previously unrecognized tax benefits, that may occur in any given year but are not consistent from year to year.

The Company’s effective tax rate and income tax benefit for the three months ended June 30, 2014 was primarily attributable to its domestic operating losses during the period. The Company’s effective tax rate and income tax benefit for the same period in 2013 was primarily attributable to its domestic operating losses during the period, partially offset by tax provisions attributable to its foreign operations.

During the three months ended June 30, 2014 and 2013, the Company did not recognize any previously unrecognized tax benefits. As of June 30, 2014 and 2013, and March 31, 2014, the Company had $16,297, $14,833 and $16,280, respectively, of unrecognized income tax benefits. The Company believes it is reasonably possible that the total amount of unrecognized income tax benefits could decrease by up to $409, excluding potential interest and penalties, related to its foreign operations over the course of the next twelve months, due to expiring statutes of limitations, which would be recognized as a tax benefit and affect its effective tax rate. The Company also recognizes interest and penalties related to uncertain tax positions in income tax expense. The tax benefit for the three months ended June 30, 2014 and 2013 did not include any release of accrued interest and penalties related to uncertain tax positions. As of June 30, 2014 and 2013, and March 31, 2014, the Company had approximately $193, $622 and $187, respectively, of accrued interest and penalties related to uncertain tax positions. The recognition of previously unrecognized tax benefits and the release of associated accrued interest reduced other long-term tax liabilities.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Current and non-current deferred tax assets were $24,215 and $65,931 at June 30, 2014, respectively, as compared to $10,777 and $15,225 at June 30, 2013, respectively. The increases were primarily due to the release of a significant portion of the deferred tax valuation allowances during the three months ended December 31, 2013.

The Company maintained a valuation allowance of $9,897, $70,385, and $9,885 as of June 30, 2014 and 2013, and March 31, 2014, respectively, against its deferred tax assets related to state and foreign net operating loss carryforwards, and capital loss carryforwards that generally have 10 to 20 years until expiration. The Company believes it is more-likely-than-not that it will not be able to realize the full benefit of the loss carryforwards as of June 30, 2014 before they are due to expire. The Company will continue to evaluate all evidence in future periods, to determine if a valuation allowance against its deferred tax assets is warranted. Any changes to the Company’s valuation allowance will affect its effective tax rate, but will not affect the amount of cash paid for income taxes.

As of June 30, 2014, the Company had long-term deferred tax liabilities of $3,812 and other long-term tax liabilities of $630. Both are reported as long-term liabilities on the consolidated balance sheet.

6.	Defined Contribution Plan

LeapFrog sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code. The current 401(k) plan allows employees to defer up to 50% of their eligible compensation, not to exceed the Internal Revenue Service maximum contribution limit. The Company provides a matching opportunity of 100% of eligible contributions up to a maximum of $3.5 per year per employee, which vests over three years. For the three months ended June 30, 2014 and 2013, the Company recorded total compensation expense of $299 and $213, respectively, related to the defined contribution plan.

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

Stock plan activity

The table below summarizes award activity for the three months ended June 30, 2014:

	Stock		Total
	Options	RSUs	Awards
Outstanding at March 31, 2014	6,774	1,476	8,250
Grants	966	927	1,893
Stock option exercises/vesting RSUs	(198)	(248)	(446)
Retired or forfeited	(312)	(152)	(464)
Outstanding at June 30, 2014	7,230	2,003	9,233

Total shares available for future grant at June 30, 2014			5,653

As of June 30, 2014, the total shares available for future grant under the ESPP were 864.

Impact of stock-based compensation

The following table summarizes stock-based compensation expense charged to selling, general and administrative (“SG&A”) and research and development (“R&D”) expenses for the three months ended June 30, 2014 and 2013:

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2014	2013
SG&A:
Stock options	$1,551	$1,395
RSUs	1,194	768
ESPP	93	127
Total SG&A	2,838	2,290
R&D:
Stock options	214	196
RSUs	179	102
Total R&D	393	298
Total expense	$3,231	$2,588

Valuation of stock-based compensation

Stock-based compensation expense related to stock options is calculated based on the fair value of each award on the grant date. In general, the fair value for stock option grants with only a service condition is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
Expected term (years)	4.63	4.53
Volatility	59.9%	72.5%
Risk-free interest rate	1.55%	0.71%
Expected dividend yield	-%	-%

RSUs are payable in shares of the Company’s Class A common stock. The fair value of these stock-based awards is equal to the closing market price of the Company’s common stock on the date of grant. The grant-date fair value is recognized on a straight-line basis in compensation expense over the vesting period of these stock-based awards, which is generally four years.

Stock-based compensation expense related to the ESPP is estimated using the Black-Scholes option pricing model with the following assumptions for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
Expected term (years)	0.5	0.5
Volatility	34.8%	57.5%
Risk-free interest rate	0.08%	0.12%
Expected dividend yield	-%	-%

8.	Share Repurchase Program

On February 10, 2014, the Company’s board of directors approved a stock repurchase program authorizing the Company to repurchase up to an aggregate of $30,000 of its Class A common stock through December 31, 2014. The Company intends, from time to time, as conditions warrant, to repurchase stock in the open market. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion. During the three months ended June 30, 2014, the Company repurchased approximately 6 shares of its common stock at an average price of $6.50, which were retired upon repurchase.

9.	Derivative Financial Instruments

At June 30, 2014 and 2013, the Company had outstanding foreign exchange forward contracts with notional values of $18,190 and $16,368, respectively. At March 31, 2014, the Company had no outstanding foreign exchange forward contracts. The gains and losses on these instruments are recorded in other income (expense) in the consolidated statements of operations. Gains and losses from foreign exchange forward contracts, net of gains and losses on the underlying transactions denominated in foreign currency, for the three months ended June 30, 2014 and 2013 were as follows:

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2014	2013
Gain (loss) on foreign exchange forward contracts	$(17)	$38
Losses on underlying transactions denominated in foreign currency	(209)	(223)
Net losses	$(226)	$(185)

10.	Net Loss per Share

Options to purchase shares of the Company’s common stock and RSUs, totaling 9,233 and 7,308 were excluded from the calculation of diluted net loss per share for the three months ended June 30, 2014 and 2013, respectively, as the effect would have been antidilutive.

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

The primary business of the two operating segments is as follows:

•	The U.S. segment is responsible for the development, design, sales and marketing of multimedia learning platforms, related content and learning toys, which are sold primarily through retailers, distributors, and directly to consumers via the leapfrog.com online store and the LeapFrog App Center (“App Center”) in the U.S. The App Center includes both content developed by the Company and content from third parties that the Company curates and distributes.

•	The International segment is responsible for the localization, sales and marketing of multimedia learning platforms, related content and learning toys, originally developed for the U.S. This segment markets and sells the Company’s products to national and regional mass-market and specialty retailers and other outlets through the Company’s offices outside of the U.S., through distributors in various international markets, and directly to consumers via online stores and the App Center.

The table below shows certain information by segment for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
Net sales:
United States	$30,708	$58,358
International	16,269	24,628
Totals	$46,977	$82,986
Income (loss) from operations:
United States	$(25,291)	$(9,427)
International	(414)	5,302
Totals	$(25,705)	$(4,125)

For the three months ended June 30, 2014 and 2013, the U.S. and the United Kingdom individually accounted for more than 10% of the Company’s consolidated net sales.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

12.	Commitments and Contingencies

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents and other intellectual property rights, claims related to breach of contract, employment disputes and a variety of other matters. The Company records a liability when the Company believes that it is both probable that a loss will be incurred, and the amount can be reasonably estimated. In the opinion of management, based on current knowledge, it is not reasonably possible that any of the pending legal proceedings or claims will have a material adverse impact on the Company’s financial position, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors. In addition, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a particular reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements of the same reporting period could be materially adversely affected.

As of June 30, 2014, the Company had no outstanding off-balance sheet arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about management’s expectations, including, without limitation, the anticipated failure to realize the full benefit of certain deferred tax assets, the indefinite reinvestment of the undistributed earnings of our foreign subsidiaries, our intention not to repatriate any foreign earnings to the U.S., expectations regarding the effect of our net operating loss or tax credit carryforwards on any tax liability associated with the repatriation of cash held by our foreign subsidiaries, the tax treatment of the repatriation of cash from our subsidiary in Mexico, the anticipated impact of our accumulated deficit, the funding, nature and amount of future capital expenditures, the future funding of our working capital needs, and the timing, seasonality and expectations of cash flows from operations. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “future,” “potential,” or the negative of these terms or other comparable terminology. Our actual results, levels of activity, performance, achievements or the timing of events may differ materially from those expressed or implied by such forward-looking statements. The risks that could cause our results to differ include, without limitation, our ability to correctly predict highly changeable consumer preferences and product trends, our ability to continue to develop new products and services and successfully manage frequent product introductions and transitions, our ability to compete effectively with competitors, deterioration of global economic conditions, our reliance on a small group of retailers for the majority of our gross sales, the effectiveness of our marketing and advertising efforts, the seasonality of our business, system failures in our online services or web store, our dependence on our suppliers for our components and raw materials, our reliance on a limited number of manufacturers, our ability to maintain sufficient inventory levels, our ability to maintain or acquire licenses, our ability to protect or enforce our intellectual property rights, defects in our products, the risks associated with international operations, costs or changes associated with compliance with laws and regulations, negative political developments, changes in trade relations, armed hostilities, terrorism, labor strikes, natural disasters, or public health issues, our dependence on our officers and other employees, the sufficiency of our liquidity, impacts from acquisitions, mergers, or dispositions, continued ownership by a few stockholders of a significant percentage of the voting power in the company, and the volatility of our stock price. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or the timing of any events. We make these statements as of the date of this Quarterly Report on Form 10-Q and undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report, except as required by law.

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

Our Business

LeapFrog is a leading developer of educational entertainment for children. Our product portfolio consists of multimedia learning platforms and related content, and learning toys. We have developed a number of learning platforms, including the LeapPad family of learning tablets, the Leapster family of handheld learning game systems, and the LeapReader reading and writing systems, which facilitate a wide variety of learning experiences provided by our rich content libraries, available in cartridge, print and digital format. We have created hundreds of interactive content titles for our platforms, covering subjects such as phonics, reading, writing, mathematics, science, social studies, creativity and life skills. In addition, we have a broad line of stand-alone interactive learning toys. Many of our products connect to our proprietary online LeapFrog Learning Path, which provides personalized feedback on a child’s learning progress and offers product recommendations to enhance each child’s learning experience. Our products are available in four languages (English, Queen’s English, French and Spanish) and are sold globally through retailers, distributors and directly to consumers via the leapfrog.com online store and the LeapFrog App Center (“App Center”).

Due to the seasonality of our business, our results of operations for interim periods are not necessarily indicative of the operating results for a full year.

Consolidated Results of Operations

	Three Months Ended June 30,		% Change 2014 vs.
	2014	2013	2013
	(Dollars in millions, except per share data)
Net sales	$47.0	$83.0	(43)%
Cost of sales	38.1	52.1	(27)%
Gross margin *	18.8%	37.2%	(18.4	)**
Operating expenses	34.5	35.0	(1)%
Operating expenses as a percent of net sales	74%	42%	31	**
Loss from operations	(25.7)	(4.1)	(523)%
Net loss per share - basic and diluted	$(0.23)	$(0.05)	$(0.18	)***

*	Gross profit as a percentage of net sales
**	Percentage point change
***	Dollar change

Net sales for the three months ended June 30, 2014 decreased 43% as compared to the same period in 2013 as a result of reduced consumer demand for our products, high inventory levels at retail entering the fiscal year and carried over from the previous holiday season, which reduced retailer replenishment orders, significantly higher trade discounts provided to retailers to reduce retail inventory levels and higher cooperative promotion expenses. The decreases were partially offset by the calendar shift of Easter. Net sales for the three months ended June 30, 2014 were not materially affected by foreign currency exchange rates.

Cost of sales for the three months ended June 30, 2014 decreased 27% as compared to the same period in 2013 primarily driven by lower net sales resulting in lower product costs.

Gross margin for the three months ended June 30, 2014 was 18.8%, a decrease of 18.4 percentage points as compared to the same period of 2013 primarily driven by significantly higher trade discounts as a percentage of net sales to clear year-end inventory levels at retail, changes in product mix with proportionally higher sales of lower-margin toys partially offset by lower sales of lower-margin hardware, higher content amortization costs, higher royalty costs due to proportionally higher sales of licensed content, lower sales volume which increased the impact of fixed logistics costs and higher inventory allowance.

Operating expenses for the three months ended June 30, 2014 decreased 1% as compared to the same period of 2013 primarily driven by a decrease in incentive compensation expense, partially offset by a one-time settlement of a dispute with a supplier of our point-of-purchase displays during the prior year period, and increases in headcount in current period.

Loss from operations for the three months ended June 30, 2014 increased 523% as compared to the same period in 2013 driven by the decrease in net sales and reduced gross margin, partially offset by lower operating expense.

Basic and diluted net loss per share for the three months ended June 30, 2014 increased by $0.18 as compared to the same period of 2013.

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

	Three Months Ended June 30,		% Change 2014 vs.
	2014	2013	2013
	(Dollars in millions)
SG&A expenses	$21.0	$21.8	(4)%
As a percent of net sales	45%	26%	19	*

*	Percentage point change

SG&A expenses for the three months ended June 30, 2014 decreased 4% as compared to the same period in 2013. The decrease was primarily driven by lower incentive compensation expense.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and employee benefits, including stock-based compensation expense and other headcount-related expenses, associated with content development, product development, product engineering, third-party development and programming, and localization costs to translate and adapt content for international markets. We capitalize external third-party costs related to content development, which are subsequently amortized into cost of sales in the statements of operations.

	Three Months Ended June 30,		% Change 2014 vs.
	2014	2013	2013
	(Dollars in millions)
R&D expenses	$7.6	$8.7	(12)%
As a percent of net sales	16%	10%	6	*

*	Percentage point change

R&D expenses for the three months ended June 30, 2014 decreased 12% as compared to the same period in 2013 primarily driven by capitalization of web development costs and lower incentive compensation expense, partially offset by higher expenses due to an increase in headcount to support our strategic initiatives.

Advertising Expense

Advertising expense consists of costs associated with marketing, advertising and promoting our products, including customer-related discounts and promotional allowances.

	Three Months Ended June 30,		% Change 2014 vs.
	2014	2013	2013
	(Dollars in millions)
Advertising expenses	$3.0	$1.9	60%
As a percent of net sales	6%	2%	4	*

*	Percentage point change

Advertising expenses for the three months ended June 30, 2014 increased 60% as compared to the same period in 2013 primarily due to a one-time settlement of a dispute with a supplier of our point-of-purchase displays during the prior year period, and higher cooperative advertising spending during the current period, partially offset by lower media advertising spending.

Depreciation and Amortization Expenses

	Three Months Ended June 30,		% Change 2014 vs.
	2014	2013	2013
	(Dollars in millions)
Depreciation and amortization	$2.8	$2.6	9%
As a percent of net sales	6%	3%	3	*

*	Percentage point change

Depreciation and amortization expenses for the three months ended June 30, 2014 increased 9% as compared to the same period in 2013 primarily driven by an increase in depreciation of computers and software as a result of an increase in capital expenditures in late fiscal 2014 and during the current year period.

Income Taxes

Our benefit from income taxes and effective tax rates were as follows:

	Three Months Ended June 30,
	2014	2013
	(Dollars in millions)
Benefit from income taxes	$(9.7)	$(1.1)
Loss before income taxes	(26.0)	(4.4)
Effective tax rate	37.1%	25.4%

Our tax rate is affected by recurring items, such as tax benefit or expense relative to the amount of loss incurred or income earned in our domestic and foreign jurisdictions. Our tax rate is also affected by discrete items, such as tax benefits attributable to the recognition of previously unrecognized tax benefits, that may occur in any given year but are not consistent from year to year.

Our effective tax rate and income tax benefit for the three months ended June 30, 2014 was primarily attributable to our domestic operating losses during the period. Our effective tax rate and income tax benefit for the same period in 2013 was primarily attributable to our domestic operating losses during the period, partially offset by tax provisions attributable to our foreign operations. During the three months ended June 30, 2014 and 2013, we did not recognize any previously unrecognized tax benefits.

We exclude jurisdictions with tax assets for which no benefit can be recognized from the computation of our effective tax rate and tax provision. As of December 31, 2012, we determined, at the required more-likely-than-not level of certainty, that our subsidiary in Mexico will not generate sufficient taxable income to realize the benefits of its deferred tax assets and therefore a full valuation allowance was recorded. Accordingly, the tax benefits for the three month period ended June 30, 2014 and 2013 excluded tax benefit of the operating losses of our subsidiary in Mexico.

We maintained a valuation allowance of $9.9 million as of June 30, 2014 against our deferred tax assets related to state and foreign net operating loss carryforwards, and capital loss carryforwards that generally have 10 to 20 years until expiration. At the present time, we believe it is more-likely-than-not that we will not be able to realize the full benefit of these loss carryforwards before they are due to expire. We will continue to evaluate all evidence in future periods, to determine if a valuation allowance against our deferred tax assets is warranted. Any changes to our valuation allowance will affect our effective tax rate, but will not affect the amount of cash paid for income taxes.

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

	Three Months Ended June 30,		% Change 2014 vs.
	2014	2013	2013
	(Dollars in millions)
Net sales	$30.7	$58.4	(47)%
Cost of sales	26.1	36.9	(29)%
Gross margin *	15.0%	36.8%	(21.8)**
Operating expenses	29.9	30.9	(3)%
Operating expenses as a percent of net sales	97%	53%	44 **
Loss from operations	$(25.3)	$(9.4)	(168)%

*	Gross profit as a percentage of net sales
**	Percentage point change

Net sales for the three months ended June 30, 2014 decreased 47% as compared to the same period in 2013, as a result of reduced consumer demand for our products, high inventory levels at retail entering the fiscal year and carried over from the previous holiday season, which reduced retailer replenishment orders, significantly higher trade discounts provided to retailers to reduce retail inventory levels and higher cooperative promotion expenses. The decreases were partially offset by the calendar shift of Easter.

Cost of sales for the three months ended June 30, 2014 decreased 29% as compared to the same period in 2013 primarily driven by lower sales volume resulting in lower product costs.

Gross margin for the three months ended June 30, 2014 decreased 21.8 percentage points as compared to the same period of 2013 primarily driven by significantly higher trade discounts as a percentage of net sales to clear year-end inventory levels at retail, changes in product mix with proportionally higher sales of lower-margin toys partially offset by lower sales of lower-margin hardware, higher content amortization costs, higher royalty costs due to proportionally higher sales of licensed content, lower sales volume which increased the impact of fixed logistics costs and higher inventory allowance.

Operating expenses for the three months ended June 30, 2014 decreased 3% as compared to the same period of 2013 primarily due to lower incentive compensation expense, partially offset by a one-time settlement of a dispute with a supplier of our point-of-purchase displays during the prior year period and increases in headcount in current period.

Loss from operations for the three months ended June 30, 2014 increased by 168% as compared to the same period in 2013 driven by the decrease in net sales and reduced gross margin, partially offset by lower operating expenses.

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

	Three Months Ended June 30,		% Change 2014 vs.
	2014	2013	2013
	(Dollars in millions)
Net sales	$16.3	$24.6	(34)%
Cost of sales	12.1	15.2	(21)%
Gross margin *	25.9%	38.2%	(12.3)**
Operating expenses	4.6	4.1	13%
Operating expenses as a percent of net sales	28%	17%	12 **
Income (loss) from operations	$(0.4)	$5.3	(108)%

*	Gross profit as a percentage of net sales
**	Percentage point change

Net sales for the three months ended June 30, 2014 decreased 34% as compared to the same period in 2013 as a result of higher inventory levels at retail entering the fiscal year and carried over from the previous holiday season, which reduced retailer replenishment orders, higher trade discounts provided to retailers to reduce retail inventory levels and higher cooperative promotion expenses. The decreases were partially offset by the calendar shift of Easter. Net sales of the three months ended June 30, 2014 were not materially affected by foreign currency exchange rates.

Cost of sales decreased 21% for the three months ended June 30, 2014 as compared to the same period in 2013 primarily driven by lower net sales resulting in lower product costs.

Gross margin for the three months ended June 30, 2014 decreased 12.3 percentage points as compared to the same period in 2013 primarily driven by significantly higher trade discounts as a percentage of net sales to clear year-end inventory levels at retail, changes in product mix with proportionally higher sales of toys partially offset by lower sales of lower-margin hardware, higher content amortization costs, higher royalty costs due to proportionally higher sales of licensed content, and lower sales volume which increased the impact of fixed logistics costs. The decreases were partially offset by lower inventory allowance.

Operating expenses for the three months ended June 30, 2014 increased 13% as compared to the same period in 2013 primarily driven by higher cooperative advertising spending.

Income (loss) from operations for the three months ended June 30, 2014 decreased 108% as compared to the same period in 2013 due to the decreases in net sales, reduced gross margin and higher operating expenses.

Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents totaled $199.2 million and $181.4 million at June 30, 2014 and 2013, respectively. The increase was primarily due to the net cash provided by operating activities since prior year period, partially offset by reduced operating results and higher capital expenditure in the past several quarters. In line with our investment policy, cash equivalents were comprised of high-grade short-term money market funds and certificates of deposit as of June 30, 2014.

Cash and cash equivalents held by our foreign subsidiaries totaled $20.3 million and $18.2 million as of June 30, 2014 and 2013, respectively. We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2014 to be indefinitely reinvested, and accordingly, no U.S. income taxes have been provided thereon. We do not currently intend to repatriate any foreign earnings to the U.S. However, if we were to repatriate these amounts to the U.S., any associated tax liability would be fully offset by our domestic net operating loss or tax credit carry forwards for the foreseeable future.

A recent change in business strategy for distributing product into Mexico will ultimately result in the liquidation of our subsidiary in Mexico as we outsource distribution to a third party. At the end of the liquidation process, we intend to repatriate any residual cash to the U.S. We believe this cash repatriation will be considered a return of capital (and not a repatriation of earnings) and therefore will not result in a U.S. tax liability. Accordingly we have not recorded a tax provision for such repatriation.

We have an asset-based revolving credit facility (the “revolving credit facility”) with a potential borrowing availability of $75.0 million for the months of September through December and $50.0 million for the remaining months. The borrowing availability varies according to the levels of our accounts receivable and cash and investment securities deposited in secured accounts with the lenders. Borrowing availability under this revolving credit facility was $17.6 million as of June 30, 2014. There were no borrowings outstanding on our revolving credit facility at June 30, 2014.

Our accumulated deficit of $20.2 million at June 30, 2014 and net cash used in operating activities during the current quarter are not expected to have an impact on our future ability to operate, given our anticipated cash flows from operations, strong cash position and the availability of our revolving credit facility.

Future capital expenditures are primarily planned for new product development and purchases related to the upgrading of our information technology capabilities. We expect that capital expenditures for the fiscal year ending March 31, 2015, including those for capitalized content and website development costs, will be funded with cash flows generated by operations. Capital expenditures were $11.8 million for the three months ended June 30, 2014 and $10.2 million for the same period of 2013. We expect capital expenditures to be in the range of $30.0 million to $40.0 million for the fiscal year ending March 31, 2015, as we make significant investments to upgrade our internal business systems and invest in significant new product launches during the year. We expect capital expenditures to be lower than this level in future years.

On February 10, 2014, our board of directors approved a stock repurchase program authorizing us to repurchase up to an aggregate of $30.0 million of our common stock through December 31, 2014. During the three months ended June 30, 2014, the number of shares we repurchased was insignificant. The repurchased shares were retired upon repurchase.

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

Cash Sources and Uses

The table below shows our sources and uses of cash for the three months ended June 30, 2014 as compared to the same period in 2013:

	Three Months Ended June 30,		% Change 2014 vs.
	2014	2013	2013
	(Dollars in millions)
Cash flows provided by (used in):
Operating activities	$(21.1)	$2.0	(1140)%
Investing activities	(11.8)	(10.2)	(16)%
Financing activities	(0.3)	0.1	(400)%
Effect of exchange rate fluctuations on cash	0.4	(0.2)	N/M
Decrease in cash and cash equivalents	$(32.8)	$(8.3)	(295)%

Cash flow provided by (used in) operations for the three months ended June 30, 2014 decreased $23.1 million as compared to the same period in 2013 primarily due to increased net loss related to operating activities and timing of payments, partially offset by lower inventory purchases.

Net cash used in investing activities for the three months ended June 30, 2014 increased $1.6 million as compared to the same period of 2013 primarily due to an increase in investments to upgrade our internal business systems and invest in significant new product.

Net cash provided by (used in) financing activities for the three months ended June 30, 2014 decreased $0.4 million as compared to the same period of 2013 primarily due to a decrease in proceeds from stock option exercises and employee stock purchase plan.

Seasonal Patterns of Cash Provided By or Used in Operations

Historically, through 2011, our cash flow from operations has generally been highest in the quarter ending in March of each year when we collect a majority of our accounts receivable booked in the quarter ending in December of the prior calendar year. In 2013 and 2012, an increase in earlier sales to retailers in the quarters ending in September and December, and credit card-based sales through our App Center in the quarter ending in December resulted in higher cash flow from operations in the quarter ending in December than in the quarter ending in March, which was a deviation from our historical norm. This pattern may not continue for the current fiscal year due to planned later launches of new products in the current year as compared to previous years. Cash flow used in operations tends to be highest in the quarter ending in September, as collections from prior accounts receivable taper off and we invest heavily in inventory in preparation for the holiday season. Historically, cash flow generally turns positive again in the quarter ending in December as we begin to collect on the accounts receivable associated with the holiday season. However, these seasonal patterns may vary depending upon general economic conditions and other factors.

Contractual Obligations and Commitments

We have had no material changes outside the ordinary course of our business in our contractual obligations during the three months ended June 30, 2014. In addition, as of June 30, 2014, we had no outstanding off-balance sheet arrangements.

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

We have made no material changes to any of the critical accounting policies discussed in our 2013 Form 10-K through June 30, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in Item 7A of our 2013 Form 10-K have not changed materially for our quarter ended June 30, 2014.

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

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements, but the program, when properly executed, may not always eliminate our exposure to movements of currency exchange rates. The results of our hedging program for the three months ended June, 2014 and 2013 are summarized in the table below:

	Three Months Ended June 30,
	2014	2013
	(Dollars In thousands)
Gain (loss) on foreign exchange forward contracts	$(17)	$38
Losses on underlying transactions denominated in foreign currency	(209)	(223)
Net losses	$(226)	$(185)

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts outstanding as of June 30, 2014 is as follows:

	As of June 30, 2014
	Average Forward Exchange Rate	Notional Amount in Local Currency	Fair Value of Instruments in USD
		(1)	(2)
Currencies:
British Pound (GBP/USD)	1.705	6,634	$(14)
Euro (Euro/USD)	1.364	2,905	(17)
Canadian Dollar (USD/CAD)	1.071	2,914	(9)
Total fair value of instruments in USD			$(40)

(1)	In thousands of local currency
(2)	In thousands of USD

Cash equivalents are presented at fair value on our consolidated balance sheet. We invest our excess cash in accordance with our investment policy. As of June 30, 2014, our excess cash was invested in money market funds and certificates of deposit. As of June 30, 2013, our excess cash was invested in money market funds.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2014, because of the material weakness in internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

As described above in the section “Completed or Planned Remediation Actions to Address Material Weakness”, there were changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 12-“Commitments and Contingencies” in our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” in our 2013 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to our repurchases of our common stock during the quarter ended June 30, 2014, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (*)
	(in thousands, except share and per share amounts)
April 1, 2014 - April 30, 2014	-	-	-	$30,000
May 1, 2014 - May 31, 2014	5,800	$6.50	5,800	$29,962
June 1, 2014 - June 30, 2014	-	-	-	$29,962
	5,800		5,800

*	On February 10, 2014, our board of directors authorized a program to repurchase up to an aggregate of $30 million of our common stock through December 31, 2014.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-86898	3.03	7/22/2002

3.02	Amended and Restated Bylaws	8-K	001-31396	3.01	11/20/2012

4.01	Form of Specimen Class A Common Stock Certificate	10-Q	001-31396	4.01	11/3/2011

4.02	Fourth Amended and Restated Stockholders Agreement, dated as of May 30, 2003, by and among LeapFrog Enterprises, Inc. and the other persons named therein	10-Q	001-31396	4.02	8/12/2003

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following materials from the registrant’s Quarterly Report on Form 10-Q					X
	for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc.
(Registrant)

/s/ John Barbour
John Barbour
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2014

/s/ Raymond L. Arthur
Raymond L. Arthur
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2014

