Form 10-Q
period 2014-09-30
LEAPFROG ENTERPRISES INC
filed 2014-11-10
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, 65,766,486 shares of Class A common stock, par value $0.0001 per share, and 4,395,461 shares of Class B common stock, par value $0.0001 per share, of the registrant were outstanding.

LEAPFROG ENTERPRISES, INC.

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEAPFROG ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30,		March 31,
	2014	2013	2014
ASSETS
Current assets:
Cash and cash equivalents	$111,344	$78,373	$231,988
Accounts receivable, net of allowances for doubtful accounts of $402, $106 and $306, respectively	98,965	184,798	29,920
Inventories	108,197	121,738	52,293
Prepaid expenses and other current assets	12,380	8,727	10,416
Deferred income taxes	23,708	4,248	22,553
Total current assets	354,594	397,884	347,170
Deferred income taxes	63,232	2,422	53,998
Property and equipment, net	36,769	28,868	30,765
Capitalized content and website development costs, net	22,235	15,825	19,058
Goodwill	19,549	19,549	19,549
Other intangible assets, net	4,220	3,565	3,805
Other assets	1,365	1,161	1,473
Total assets	$501,964	$469,274	$475,818

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$56,967	$59,086	$19,146
Accrued liabilities	26,914	35,348	23,930
Deferred revenue	12,405	12,696	12,808
Income taxes payable	298	712	689
Total current liabilities	96,584	107,842	56,573
Other long-term liabilities	459	1,824	1,125
Total liabilities	97,043	109,666	57,698
Commitments and contingencies
Stockholders' equity:
Class A Common Stock, par value $0.0001; Authorized - 139,500 shares; Outstanding: 65,764, 64,524 and 65,229, respectively	7	7	7
Class B Common Stock, par value $0.0001; Authorized - 40,500 shares; Outstanding: 4,396, 4,396 and 4,396, respectively	-	-	-
Treasury stock	(185)	(185)	(185)
Additional paid-in capital	428,546	415,618	422,678
Accumulated other comprehensive income (loss)	(1,251)	124	(578)
Accumulated deficit	(22,196)	(55,956)	(3,802)
Total stockholders’ equity	404,921	359,608	418,120
Total liabilities and stockholders’ equity	$501,964	$469,274	$475,818

See accompanying notes to consolidated financial statements

LEAPFROG ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013

Net sales	$113,645	$200,985	$160,622	283,971
Cost of sales	76,635	121,607	$114,779	173,691
Gross profit	37,010	79,378	45,843	110,280

Operating expenses:
Selling, general and administrative	20,321	18,893	41,365	40,707
Research and development	7,363	7,543	14,974	16,237
Advertising	9,717	7,411	12,758	9,315
Depreciation and amortization	2,758	2,631	5,600	5,246
Total operating expenses	40,159	36,478	74,697	71,505
Income (loss) from operations	(3,149)	42,900	(28,854)	38,775

Other income (expense):
Interest income	26	12	61	30
Other, net	124	28	(230)	(277)
Total other income (expense), net	150	40	(169)	(247)
Income (loss) before income taxes	(2,999)	42,940	(29,023)	38,528
Provision for (benefit from) income taxes	(973)	16,567	(10,629)	15,445
Net income (loss)	$(2,026)	$26,373	$(18,394)	$23,083

Net income (loss) per share:
Class A and B - basic	$(0.03)	$0.38	$(0.26)	$0.34
Class A and B - diluted	$(0.03)	$0.37	$(0.26)	$0.33

Weighted-average shares used to calculate net income (loss) per share:
Class A and B – basic	70,052	68,552	69,906	68,381
Class A and B - diluted	70,052	71,051	69,906	70,825

See accompanying notes to consolidated financial statements

4

LEAPFROG ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(2,026)	$26,373	$(18,394)	$23,083
Other comprehensive income (loss)
Currency translation adjustments	(1,563)	558	(673)	(71)
Comprehensive income (loss)	$(3,589)	$26,931	$(19,067)	$23,012

See accompanying notes to consolidated financial statements

LEAPFROG ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2014	2013
Operating activities:
Net income (loss)	$(18,394)	$23,083
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,233	10,251
Deferred income taxes	(10,840)	13,741
Stock-based compensation expense	5,680	5,211
Allowance for doubtful accounts	518	(371)
Other changes in operating assets and liabilities:
Accounts receivable, net	(70,590)	(127,465)
Inventories	(57,464)	(76,711)
Prepaid expenses and other current assets	(2,212)	1,254
Other assets	103	69
Accounts payable	39,570	42,432
Accrued liabilities	2,104	10,117
Deferred revenue	(341)	5,033
Other long-term liabilities	(650)	(679)
Income taxes payable	(387)	222
Net cash used in operating activities	(99,670)	(93,813)
Investing activities:
Purchases of property and equipment and other intangible assets	(15,066)	(13,114)
Capitalization of content and website development costs	(8,164)	(6,731)
Net cash used in investing activities	(23,230)	(19,845)
Financing activities:
Proceeds from stock option exercises and employee stock purchase plan	1,479	2,863
Cash paid for payroll taxes on restricted stock unit releases	(841)	(785)
Common stock repurchased	(38)	-
Excess tax benefits from stock-based compensation	11	11
Net cash provided by financing activities	611	2,089
Effect of exchange rate changes on cash	1,645	232
Net change in cash and cash equivalents	(120,644)	(111,337)
Cash and cash equivalents, beginning of period	231,988	189,710
Cash and cash equivalents, end of period	$111,344	$78,373

Non-cash investing and financing activities:
Net change in accounts payable and accrued liabilities related to capital expenditures	$(404)	$(1,823)

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

Certain amounts in the financial statements for prior periods have been reclassified to conform to the current-year presentation. In addition, the Company has revised its consolidated balance sheets as of September 30, 2013 and March 31, 2014 to correct the classification of the capitalized development costs of its proprietary technologies included in certain key products from property and equipment, to other intangible assets. As compared to previously reported amounts, property and equipment, net, has been reduced and other intangible assets, net, have been increased by $3,365 and $3,805 for September 30, 2013 and March 31, 2014, respectively. Furthermore, the Company has revised its consolidated balance sheets as of September 30, 2013 and March 31, 2014 to present, on a net basis, its domestic non-current deferred tax liabilities and non-current deferred tax assets. As compared to previously reported amounts, deferred income taxes under non-current assets and non-current deferred income tax liabilities have been reduced by $3,759 and $3,812 for September 30, 2013 and March 31, 2014, respectively. These revisions represent errors that were not deemed material, individually or in aggregate, to the consolidated financial statements for the corresponding prior periods. These revisions do not impact the Company’s previously reported consolidated results of operations or statements of cash flows.

Accumulated other comprehensive income (loss) consists solely of currency translation adjustments.

2.	Fair Values of Financial Instruments and Investments

Fair value is defined by authoritative guidance as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

•	Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. As of September 30, 2014 and March 31, 2014, the Company’s Level 1 assets consisted of money market funds and certificates of deposit with original maturities of three months or less. As of September 30, 2013, the Company’s Level 1 assets consisted of money market funds. These assets were considered highly liquid and are stated at cost, which approximates market value.

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

As of September 30, 2014 and 2013, the Company’s Level 2 assets and liabilities consisted of outstanding foreign exchange forward contracts used to hedge its exposure to certain foreign currencies, including the British Pound, Canadian Dollar and Euro. The Company did not hold any Level 2 assets as of March 31, 2014. The Company’s outstanding foreign exchange forward contracts, all with maturities of approximately one month, had notional values of $60,622 and $70,665 at September 30, 2014 and 2013, respectively. The fair market values of these instruments, based on quoted prices, were $(83) and $(195), on a net basis at September 30, 2014 and 2013, respectively, and recorded in accrued liabilities.

•	Level 3 includes financial instruments for which fair value is derived from valuation techniques, including pricing models and discounted cash flow models, in which one or more significant inputs, including the Company’s own assumptions, are unobservable. The Company did not hold any Level 3 assets as of September 30, 2014, March 31, 2014 and September 30, 2013.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2014, March 31, 2014 and September 30, 2013:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014:
Financial Assets:
Money market funds and certificate of deposit	$25,011	$25,011	$-	$-
Financial Liabilities:
Forward currency contracts	$(83)	$-	$(83)	$-
March 31, 2014:
Financial Assets:
Money market funds and certificate of deposit	$118,795	$118,795	$-	$-
September 30, 2013:
Financial Assets:
Money market funds	$58,761	$58,761	$-	$-
Financial Liabilities:
Forward currency contracts	$(195)	$-	$(195)	$-

3.	Inventories

The Company’s Inventories, stated on a first-in, first-out basis at the lower of cost or market as of September 30, 2014 and 2013, and March 31, 2014:

	September 30,		March 31,
	2014	2013	2014
Raw materials	$5,242	$5,364	$4,594
Finished goods	102,955	116,374	47,699
Total	$108,197	$121,738	$52,293

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

4.	Other Intangible Assets and Goodwill

The Company’s other intangible assets were as follows as of September 30, 2014 and 2013, and March 31, 2014:

	September 30,		March 31,
	2014	2013	2014
Intellectual property, license agreements and other intangibles	$21,555	$20,120	$20,560
Less: accumulated amortization	(17,335)	(16,555)	(16,755)
Total	$4,220	$3,565	$3,805

The Company’s goodwill was $19,549 as of September 30, 2014 and 2013, and March 31, 2014. All of its goodwill is allocated to the Company’s U.S. segment.

The Company performs goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. Indicators of impairment considered by the Company include, among others, overall financial operating results which depend in large part on the strength of the Company’s performance during the holiday season. As of September 30, 2014, based on its assessment of various qualitative factors and projection of future operating results, the Company does not believe that sufficient indicators of impairment of its goodwill currently exist that would require performing step one of the two-step test for goodwill impairment. To the extent the Company’s results during the holiday season are weaker than anticipated, the Company may be required to perform step one of the two-step test for goodwill impairment. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit as if the reporting unit was acquired in a business combination. Should the carrying value of its goodwill be found to exceed its estimated fair value, the Company would be required to record an impairment charge, which would decrease the carrying value of the assets and negatively impact the Company’s results of operations.

5.	Income Taxes

The Company’s provision for (benefit from) income taxes and effective tax rates were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Provision for (benefit from) income taxes	$(973)	$16,567	$(10,629)	$15,445
Income (loss) before income taxes	(2,999)	42,940	(29,023)	38,528
Effective tax rate	32.4%	38.6%	36.6%	40.1%

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

The Company’s effective tax rates and income tax benefits for the three and six months ended September 30, 2014 were primarily attributable to its domestic operating losses during the periods. The Company’s effective tax rates and income tax provisions for the same periods in 2013 were primarily attributable to its domestic operating income during the period.

During the three and six months ended September 30, 2014, the Company recognized $450 of previously unrecognized tax benefits, including a release of $158 of accrued interest, due to the expiration of the statutes of limitations in one of its foreign jurisdictions. During the three and six months ended September 30, 2013, the Company did not recognize any previously unrecognized tax benefits, and the tax benefits for the periods did not include any release of accrued interest and penalties related to uncertain tax positions. As of September 30, 2014 and 2013, and March 31, 2014, the Company had $15,901, $14,833 and $16,280, respectively, of unrecognized income tax benefits. The Company believes it is reasonably possible that the total amount of unrecognized income tax benefits could decrease by up to $6,875, excluding potential interest and penalties, over the course of the next twelve months, due to expiring statutes of limitations, which would be recognized as a tax benefit and affect its effective tax rate. The Company also recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2014 and 2013, and March 31, 2014, the Company had approximately $36, $647 and $187, respectively, of accrued interest and penalties related to uncertain tax positions. The recognition of previously unrecognized tax benefits and the release of associated accrued interest reduced other non-current tax liabilities.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Current and non-current gross deferred tax assets were $23,708 and $67,044 at September 30, 2014, respectively, as compared to $4,248 and $6,181 at September 30, 2013, respectively. The increases were primarily due to the release of a significant portion of the deferred tax valuation allowances during the three months ended December 31, 2013.

The Company maintained a valuation allowance of $9,839, $70,385, and $9,885 as of September 30, 2014 and 2013, and March 31, 2014, respectively, against its deferred tax assets related to state and foreign net operating loss carryforwards, and capital loss carryforwards that generally have 10 to 20 years until expiration.  Based on the Company’s projection of future operating results as of September 30, 2014, the Company believes it is more-likely-than-not that it will not be able to realize the full benefit of these loss carryforwards before they are due to expire. The Company’s overall financial operating results depend in large part on the strength of its performance during the holiday season. To the extent the Company’s results during the holiday season are weaker than anticipated, the expectations of future taxable income may decline, and an additional valuation allowance may be required if there are not sufficient expected future earnings to realize the benefit of the Company’s deferred tax assets prior to expiration. The tax effect of such a valuation allowance would negatively impact the Company’s effective tax rate. Conversely, should the Company’s results during the holiday season exceed anticipated results, the expectations of future taxable income may rise, and a reduction to the Company’s valuation allowance may occur. The tax benefit associated with such a reduction in valuation allowance would favorably impact the Company’s tax rate. The Company will continue to evaluate all evidence in future periods, to determine if a valuation allowance against its deferred tax assets is warranted. Any changes to the Company’s valuation allowance will affect its effective tax rate, but will not affect the amount of cash paid for income taxes in the foreseeable future.

As of September 30, 2014 and 2013, the Company had non-current deferred tax liabilities of $3,812 and $3,759, respectively, which are netted against non-current deferred tax assets on the consolidated balance sheet, and other non-current tax liabilities of $153 and $1,003, respectively, reported as long-term liabilities on the consolidated balance sheet.

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

Stock plan activity

The table below summarizes award activity for the six months ended September 30, 2014:

	Stock		Total
	Options	RSUs	Awards
Outstanding at March 31, 2014	6,774	1,476	8,250
Grants	1,273	1,001	2,274
Stock option exercises/vesting RSUs	(288)	(299)	(587)
Retired or forfeited	(580)	(250)	(830)
Outstanding at September 30, 2014	7,179	1,928	9,107

Total shares available for future grant at September 30, 2014			5,660

As of September 30, 2014, the total shares available for future grant under the ESPP were 762.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Impact of stock-based compensation

The following table summarizes stock-based compensation expense charged to selling, general and administrative (“SG&A”) and research and development (“R&D”) expenses for the three and six months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
SG&A:
Stock options	$1,236	$1,347	$2,787	$2,742
RSUs	784	849	1,978	1,617
ESPP	70	97	163	224
Total SG&A	2,090	2,293	4,928	4,583
R&D:
Stock options	214	215	428	411
RSUs	145	115	324	217
Total R&D	359	330	752	628
Total expense	$2,449	$2,623	$5,680	$5,211

Valuation of stock-based compensation

Stock-based compensation expense related to stock options is calculated based on the fair value of each award on the grant date. In general, the fair value for stock option grants with only a service condition is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and six months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Expected term (years)	4.93	5.18	4.70	4.64
Volatility	59.7%	69.9%	59.9%	72.1%
Risk-free interest rate	1.60%	1.51%	1.56%	0.85%
Expected dividend yield	-%	-%	-%	-%

RSUs are payable in shares of the Company’s Class A common stock. The fair value of these stock-based awards is equal to the closing market price of the Company’s common stock on the date of grant. The grant-date fair value is recognized on a straight-line basis in compensation expense over the vesting period of these stock-based awards, which is generally four years.

Stock-based compensation expense related to the ESPP is estimated using the Black-Scholes option pricing model with the following assumptions for the three and six months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Expected term (years)	0.49	0.49 - 0.5	0.49	0.49 - 0.5
Volatility	34.8% - 42.0%	36.0% - 57.5%	34.8% - 42.0%	36.0% - 57.5%
Risk-free interest rate	0.05% - 0.08%	0.05% - 0.12%	0.05% - 0.08%	0.05% - 0.12%
Expected dividend yield	-%	-%	-%	-%

7.	Share Repurchase Program

On February 10, 2014, the Company’s board of directors approved a stock repurchase program authorizing the Company to repurchase up to an aggregate of $30,000 of its Class A common stock through December 31, 2014. The Company intends, from time to time, as conditions warrant, to repurchase stock in the open market. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion. During the three months ended June 30, 2014, the Company repurchased approximately 6 shares of its common stock at an average price of $6.50, which were retired upon repurchase. The Company did not repurchase any of its common stock during the three months ended September 30, 2014.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

8.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for three and six months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
(Numerator)
Net income (loss)	$(2,026)	$26,373	$(18,394)	$23,083
(Denominator)
Weighted average shares outstanding during period:
Class A and B - basic	70,052	68,552	69,906	68,381
Common stock equivalents	-	2,499	-	2,444
Class A and B - diluted	70,052	71,051	69,906	70,825
Net income (loss) per share:
Class A and B - basic	$(0.03)	$0.38	$(0.26)	$0.34
Class A and B - diluted	$(0.03)	$0.37	$(0.26)	$0.33

Options to purchase shares of the Company’s common stock and RSUs excluded from the calculation of diluted net loss per share were 8,999 and 9,115 for the three and six months ended September 30, 2014, respectively, and 3,470 and 3,820 for the three and six months ended September 30, 2013, respectively, as the effect would have been antidilutive.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The table below shows certain information by segment for the three and six months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net sales:
United States	$77,558	$146,831	$108,266	$205,189
International	36,087	54,154	52,356	78,782
Totals	$113,645	$200,985	$160,622	$283,971
Income (loss) from operations:
United States	$(8,865)	$29,652	$(34,155)	$20,225
International	5,716	13,248	5,301	18,550
Totals	$(3,149)	$42,900	$(28,854)	$38,775

For the three months ended September 30, 2014, only the U.S. accounted for more than 10% of the Company’s consolidated net sales. For the three months ended September 30, 2013 and the six months ended September 30, 2014 and 2013, the U.S. and the United Kingdom individually accounted for more than 10% of the Company’s consolidated net sales.

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

As of September 30, 2014, the Company had no outstanding off-balance sheet arrangements.

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

Consolidated Results of Operations

	Three Months Ended September 30,		% Change 2014 vs.		Six Months Ended September 30,		% Change 2014 vs.
	2014	2013	2013		2014	2013	2013
	(Dollars in millions, except per share data)
Net sales	$113.6	$201.0	(43)%		$160.6	$284.0	(43)%
Cost of sales	76.6	121.6	(37)%		114.8	173.7	(34)%
Gross margin *	32.6%	39.5%	(6.9	)**	28.5%	38.8%	(10.3	)**
Operating expenses	40.2	36.5	10%		74.7	71.5	4%
Operating expenses as a percent of net sales	35%	18%	17	**	47%	25%	22	**
Income (loss) from operations	(3.1)	42.9	(107)%		(28.9)	38.8	(174)%
Net income (loss) per share - basic	$(0.03)	$0.38	$(0.41	)***	$(0.26)	$0.34	$(0.60	)***
Net income (loss) per share - diluted	$(0.03)	$0.37	$(0.40	)***	$(0.26)	$0.33	$(0.59	)***

*	Gross profit as a percentage of net sales
**	Percentage point change
***	Dollar change

Net sales for both the three and six months ended September 30, 2014 decreased 43%, as compared to the same periods in 2013 as a result of higher than desired inventory levels at retail entering the fiscal year which reduced retailer replenishment orders, the planned later timing of new product launches compared to the prior year, retailers reducing inventory levels, softer consumer demand for our products, as well as the delay of a new product launch. The decrease for the six months ended September 30, 2014 was partially offset by the calendar shift of Easter. Net sales for the three and six months ended September 30, 2014 were not materially affected by foreign currency exchange rates.

Cost of sales for the three and six months ended September 30, 2014 decreased 37% and 34%, respectively, as compared to the same periods in 2013 primarily driven by lower net sales resulting in lower product costs.

Gross margin for the three and six months ended September 30, 2014 was 32.6% and 28.5%, respectively, a decrease of 6.9 and 10.3 percentage points, respectively, as compared to the same periods of 2013 primarily driven by significantly higher trade discounts as a percentage of net sales to support sell-through of higher than desired inventory levels at retail, lower sales volume which increased the impact of fixed logistics costs, higher content amortization costs, changes in product mix with proportionally higher sales of lower-margin toys partially offset by lower sales of lower-margin hardware, and higher inventory allowances.

Operating expenses for the three and six months ended September 30, 2014 increased 10% and 4%, respectively, as compared to the same periods of 2013 primarily driven by increases in headcount in the current quarter, higher spending on TV advertising and promotional product launch events and higher spending on in-store displays. Operating expenses for the three months ended September 30, 2014 were also impacted by a shift in timing of product showcase events to the September quarter in 2014 as compared to the June quarter in 2013. Operating expenses for the six months ended September 30, 2014 were also impacted by a one-time favorable settlement of a dispute with a supplier of our point-of-purchase displays during the prior year period. The increase in the six months ended September 30, 2014 was partially offset by a decrease in incentive compensation expense.

Income (loss) from operations for the three and six months ended September 30, 2014 worsened by 107% and 174%, respectively, as compared to the same periods in 2013 driven by the decrease in net sales, reduced gross margin and higher operating expenses.

Basic and diluted net income (loss) per share for the three months ended September 30, 2014 decreased by $0.41 and $0.40, respectively, as compared to the same period of 2013. Basic and diluted net income (loss) per share for the six months ended September 30, 2014 decreased $0.60 and $0.59, respectively, as compared to the same period of 2013.

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

	Three Months Ended September 30,		% Change 2014 vs.		Six Months Ended September 30,		% Change 2014 vs.
	2014	2013	2013		2014	2013	2013
	(Dollars in millions)

SG&A expenses	$20.3	$18.9	8%		$41.4	$40.7	2%
As a percent of net sales	18%	9%	9	*	26%	14%	12	*

*	Percentage point change

SG&A expenses for the three and six months ended September 30, 2014 increased 8% and 2%, respectively, as compared to the same periods in 2013. The increase was primarily driven by an increase in headcount in the current quarter, partially offset by lower incentive compensation expense.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of salaries and employee benefits, including stock-based compensation expense and other headcount-related expenses, associated with content development, product development, product engineering, third-party development and programming, and localization costs to translate and adapt content for international markets. We capitalize external third-party costs and certain internal costs related to content development, which are subsequently amortized into cost of sales in the statements of operations.

	Three Months Ended September 30,		% Change 2014 vs.		Six Months Ended September 30,		% Change 2014 vs.
	2014	2013	2013		2014	2013	2013
	(Dollars in millions)
R&D expenses	$7.4	$7.5	(2)%		$15.0	$16.2	(8)%
As a percent of net sales	6%	4%	2	*	9%	6%	3	*

*	Percentage point change

R&D expenses for the three and six months ended September 30, 2014 decreased 2% and 8%, respectively, as compared to the same periods in 2013 primarily driven by the timing of capitalization of web development costs and lower incentive compensation expense, partially offset by higher expenses due to an increase in headcount and higher content development costs to support our strategic initiatives.

Advertising Expense

Advertising expense consists of costs associated with marketing, advertising and promoting our products, including customer-related discounts and promotional allowances.

	Three Months Ended September 30,		% Change 2014 vs.		Six Months Ended September 30,		% Change 2014 vs.
	2014	2013	2013		2014	2013	2013
	(Dollars in millions)
Advertising expenses	$9.7	$7.4	31%		$12.8	$9.3	37%
As a percent of net sales	9%	4%	5	*	8%	3%	5	*

*	Percentage point change

Advertising expenses for the three and six months ended September 30, 2014 increased 31% and 37%, respectively, as compared to the same periods in 2013 primarily due to higher spending on TV advertising and promotional product launch events and higher spending on in-store displays during the current year periods. Advertising expenses for the three months ended September 30, 2014 were also impacted by a shift in timing of our annual New York based product showcase event to the September quarter in 2014 as compared to the June quarter in 2013. Advertising expenses for the six months ended September 30, 2014 were also impacted by a favorable one-time settlement of a dispute with a supplier of our point-of-purchase displays during the prior year period.

Income Taxes

Our provision for (benefit from) income taxes and effective tax rates were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Provision for (benefit from) income taxes	$(1.0)	$16.6	$(10.6)	$15.4
Income (loss) before income taxes	(3.0)	42.9	(29.0)	38.5
Effective tax rate	32.4%	38.6%	36.6%	40.1%

Our tax rate is affected by recurring items, such as tax benefit or expense relative to the amount of loss incurred or income earned in our domestic and foreign jurisdictions. Our tax rate is also affected by discrete items, such as tax benefits attributable to the recognition of previously unrecognized tax benefits, that may occur in any given year but are not consistent from year to year.

Our effective tax rates and income tax benefits for the three and six months ended September 30, 2014 were primarily attributable to our domestic operating losses during the period. In addition, we recognized $0.5 million of certain previously unrecognized tax benefits due to the expiration of statutes of limitations in one of our foreign jurisdictions during the three months ended September 30, 2014. Our effective tax rates and income tax provisions for the same periods in 2013 were primarily attributable to our domestic operating income during the periods, partially offset by tax provisions attributable to our foreign operations. During the three and six months ended September 30, 2013, we did not recognize any previously unrecognized tax benefits.

We exclude jurisdictions with tax assets for which no benefit can be recognized from the computation of our effective tax rate and tax provision. As of December 31, 2012, we determined, at the required more-likely-than-not level of certainty, that our subsidiary in Mexico will not generate sufficient taxable income to realize the benefits of its deferred tax assets and therefore a full valuation allowance was recorded. Accordingly, the tax benefits for the three and six months ended September 30, 2014 and 2013 excluded tax benefit of the operating losses of our subsidiary in Mexico.

We maintained a valuation allowance of $9.8 million as of September 30, 2014 against certain deferred tax assets related to state and foreign net operating loss carryforwards, and capital loss carryforwards that generally have 10 to 20 years until expiration. Based on our projection of future operating results as of September 30, 2014, we believe it is more-likely-than-not that we will not be able to realize the full benefit of these loss carryforwards before they are due to expire. Our overall financial operating results depend in large part on the strength of our performance during the holiday season. To the extent our results during the holiday season are weaker than anticipated, our expectations of future taxable income may decline, and an additional valuation allowance may be required if there are not sufficient expected future earnings to realize the benefit of our deferred tax assets prior to expiration. The tax effect of such a valuation allowance would negatively impact our effective tax rate. Conversely, should our results during the holiday season exceed anticipated results, our expectations of future taxable income may rise, and a reduction to our valuation allowance may occur. The tax benefit associated with such a reduction in valuation allowance would favorably impact the Company’s tax rate. We will continue to evaluate all evidence in future periods, to determine if a valuation allowance against our deferred tax assets is warranted. Any changes to our valuation allowance will affect our effective tax rate, but will not affect the amount of cash paid for income taxes in the foreseeable future.

Results of Operations by Segment

We organize, operate and assess our business in two primary operating segments: U.S. and International. This presentation is consistent with how our chief operating decision maker reviews performance, allocates resources and manages the business.

United States Segment

The U.S. segment is responsible for the development, design, sales and marketing of multimedia learning platforms, related content and learning toys. The U.S. segment includes net sales and related expenses directly associated with selling our products to national and regional mass-market and specialty retailers, other retail stores, distributors, resellers, and online channels including our online store and our App Center. Certain corporate-level operating expenses associated with sales and marketing, product support, human resources, legal, finance, information technology, corporate development, procurement activities, R&D, legal settlements and other corporate costs are charged entirely to our U.S. segment.

	Three Months Ended September 30,		% Change 2014 vs.	Six Months Ended September 30,		% Change 2014 vs.
	2014	2013	2013	2014	2013	2013
	(Dollars in millions)
Net sales	$77.6	$146.8	(47)%	$108.3	$205.2	(47)%
Cost of sales	52.9	86.9	(39)%	79.0	123.8	(36)%
Gross margin *	31.8%	40.8%	(9.0)**	27.0%	39.7%	(12.7)**
Operating expenses	33.5	30.3	11%	63.4	61.2	4%
Operating expenses as a percent of net sales	43%	21%	23 **	59%	30%	29 **
Income (loss) from operations	$(8.9)	$29.7	(130)%	$(34.2)	$20.2	(269)%

*	Gross profit as a percentage of net sales
**	Percentage point change

Net sales for both the three and six months ended September 30, 2014 decreased 47%, as compared to the same periods in 2013, as a result of higher than desired inventory levels at retail entering the fiscal year which reduced retailer replenishment orders, the planned later timing of new product launches compared to the prior year, retailers reducing inventory levels, softer consumer demand for our products, as well as the delay of a new product launch. The decrease for the six months ended September 30, 2014 was partially offset by the calendar shift of Easter.

Cost of sales for the three and six months ended September 30, 2014 decreased 39% and 36%, respectively, as compared to the same periods in 2013 primarily driven by lower sales volume resulting in lower product costs.

Gross margin for the three and six months ended September 30, 2014 decreased 9.0 and 12.7 percentage points, respectively, as compared to the same periods of 2013 primarily driven by lower sales volume which increased the impact of fixed logistics costs, higher content amortization costs, higher inventory allowances, and changes in product mix with proportionally higher sales of lower-margin toys partially offset by lower sales of lower-margin hardware. Gross margin for the six months ended September 30, 2014 was also negatively impacted by significantly higher trade discounts as a percentage of net sales to support sell through of year-end inventory levels at retail.

Operating expenses for the three and six months ended September 30, 2014 increased 11% and 4%, respectively, as compared to the same periods of 2013 primarily due to increases in headcount in the current quarter, and higher spending on TV advertising and promotional product launch events, a shift in timing of product showcase events to the September quarter in 2014 as compared to the June quarter in 2013, and higher spending on store displays .. Operating expenses for the six months ended September 30, 2014 were also impacted by a favorable one-time settlement of a dispute with a supplier of our point-of-purchase displays during the prior year period. The increase for the six months ended September 30, 2014 was partially offset by a decrease in incentive compensation expense.

Income (loss) from operations for the three and six months ended September 30, 2014 worsened by 130% and 269%, respectively, as compared to the same periods in 2013 driven by the decrease in net sales, reduced gross margin, and higher operating expenses.

International Segment

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

	Three Months Ended September 30,		% Change 2014 vs.	Six Months Ended September 30,		% Change 2014 vs.
	2014	2013	2013	2014	2013	2013
	(Dollars in millions)
Net sales	$36.1	$54.2	(33)%	$52.4	$78.8	(34)%
Cost of sales	23.7	34.7	(32)%	35.8	49.9	(28)%
Gross margin *	34.3%	35.9%	(1.6)**	31.7%	36.6%	(4.9)**
Operating expenses	6.7	6.2	7%	11.3	10.3	10%
Operating expenses as a percent of net sales	18%	11%	7 **	22%	13%	9 **
Income from operations	$5.7	$13.2	(57)%	$5.3	$18.6	(71)%

*	Gross profit as a percentage of net sales
**	Percentage point change

Net sales for the three and six months ended September 30, 2014 decreased 33% and 34%, respectively, as compared to the same periods in 2013 as a result of higher than desired inventory levels at retail entering the fiscal year which reduced retailer replenishment orders, the planned later timing of new product launches compared to the prior year, retailers reducing inventory levels, softer consumer demand for our products, as well as the delay of a new product launch. The decrease for the six months ended September 30, 2014 was partially offset by the calendar shift of Easter. Net sales for the three and six months ended September 30, 2014 were not materially affected by foreign currency exchange rates.

Cost of sales decreased 32% and 28%, respectively, for the three and six months ended September 30, 2014 as compared to the same periods in 2013 primarily driven by lower net sales resulting in lower product costs.

Gross margin for the three and six months ended September 30, 2014 decreased 1.6 and 4.9 percentage points, respectively, as compared to the same periods in 2013 primarily driven by significantly higher trade discounts as a percentage of net sales to support sell through of higher than desired inventory levels at retail, lower sales volume which increased the impact of fixed logistics costs, changes in product mix with proportionally higher sales of lower-margin toys partially offset by lower sales of lower-margin hardware, and higher content amortization costs, partially offset by lower inventory allowances. Gross margin for the six months ended September 30, 2014 was also negatively impacted by higher royalty costs due to proportionally higher sales of licensed content.

Operating expenses for the three and six months ended September 30, 2014 increased 7% and 10%, respectively, as compared to the same periods in 2013 primarily driven by higher R&D spending on localization of our products. The increase in the six months ended September 30, 2014 was partially offset by lower incentive compensation expense.

Income from operations for the three and six months ended September 30, 2014 decreased 57% and 71%, respectively, as compared to the same periods in 2013 due to the decreases in net sales, reduced gross margin and higher operating expenses.

Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents totaled $111.3 million and $78.4 million at September 30, 2014 and 2013, respectively. The increase was primarily due to the net cash provided by operating activities, partially offset by reduced operating results and higher capital expenditures during the year. In line with our investment policy, cash equivalents were comprised of high-grade short-term money market funds and certificates of deposit as of September 30, 2014.

Cash and cash equivalents held by our foreign subsidiaries totaled $17.9 million and $13.3 million as of September 30, 2014 and 2013, respectively. We consider the undistributed earnings of our foreign subsidiaries as of September 30, 2014 to be indefinitely reinvested, and accordingly, no U.S. income taxes have been provided thereon. We do not currently intend to repatriate any foreign earnings to the U.S. However, if we were to repatriate these amounts to the U.S., any associated tax liability would be fully offset by our domestic net operating loss or tax credit carry forwards for the foreseeable future.

A recent change in business strategy for distributing product into Mexico will ultimately result in the liquidation of our subsidiary in Mexico as we outsource distribution to a third party. At the end of the liquidation process, we intend to repatriate any residual cash to the U.S. We believe this cash repatriation will be considered a return of capital and not a repatriation of earnings and therefore will not result in a U.S. tax liability. Accordingly we have not recorded a tax provision for such return of capital.

We have an asset-based revolving credit facility (the “revolving credit facility”) with a potential borrowing availability of $75.0 million for the months of September through December and $50.0 million for the remaining months. The borrowing availability varies according to the levels of our accounts receivable and cash and investment securities deposited in secured accounts with the lenders. Borrowing availability under this revolving credit facility was $55.2 million as of September 30, 2014. There were no borrowings outstanding on our revolving credit facility at September 30, 2014.

Our accumulated deficit of $22.2 million at September 30, 2014 and net cash used in operating activities during the current quarter are not expected to have an impact on our future ability to operate, given our anticipated cash flows from operations, strong cash position and the availability of our revolving credit facility.

Future capital expenditures are primarily planned for new product development and purchases related to the upgrading of our information technology capabilities. We expect that capital expenditures for the fiscal year ending March 31, 2015, including those for capitalized content and website development costs, will be funded with cash flows generated by operations. Capital expenditures were $23.2 million for the six months ended September 30, 2014 and $19.8 million for the same period of 2013. We expect capital expenditures to be in the range of $35.0 million to $45.0 million for the fiscal year ending March 31, 2015, as we make significant investments to upgrade our internal business systems and invest in significant new product launches during the year. We expect capital expenditures to be lower than this level in future years.

On February 10, 2014, our board of directors approved a stock repurchase program authorizing us to repurchase up to an aggregate of $30.0 million of our common stock through December 31, 2014. During the three months ended June 30, 2014, the number of shares we repurchased was insignificant. The repurchased shares were retired upon repurchase. During the three months ended September 30, 2014, we did not repurchase any of our common stock.

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

Cash Sources and Uses

The table below shows our sources and uses of cash for the six months ended September 30, 2014 as compared to the same period in 2013:

	Six Months Ended September 30,		% Change 2014 vs.
	2014	2013	2013
	(Dollars in millions)
Cash flows provided by (used in):
Operating activities	$(99.7)	$(93.8)	6%
Investing activities	(23.2)	(19.8)	17%
Financing activities	0.6	2.1	(71)%
Effect of exchange rate fluctuations on cash	1.6	0.2	609%
Decrease in cash and cash equivalents	$(120.6)	$(111.3)	(8)%

Cash flow used in operations for the six months ended September 30, 2014 increased $5.9 million as compared to the same period in 2013 primarily due to increased net loss related to operating activities and timing of payments, partially offset by lower inventory purchases.

Net cash used in investing activities for the six months ended September 30, 2014 increased $3.4 million as compared to the same period of 2013 primarily due to an increase in investments to upgrade our internal business systems and to develop more complex new products.

Net cash provided by financing activities for the six months ended September 30, 2014 decreased $1.5 million as compared to the same period of 2013 primarily due to a decrease in proceeds from stock option exercises and employee stock purchase plan.

The effect of exchange rate fluctuations on cash increased by $1.4 million as compared to the same period of 2013 primarily due to the general strengthening of the U.S. dollar against a majority of the foreign currencies that we transact business in during current year period.

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

Contractual Obligations and Commitments

We have had no material changes outside the ordinary course of our business in our contractual obligations during the six months ended September 30, 2014. In addition, as of September 30, 2014, we had no outstanding off-balance sheet arrangements.

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

We have made no material changes to any of the critical accounting policies discussed in our 2013 Form 10-K through September 30, 2014.

Recently Issued Accounting Guidance Not Yet Adopted

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. This guidance will be effective for annual period ending after December 15, 2016, i.e. our fiscal year ending March 31, 2017, and for annual and interim periods thereafter. Early adoption is permitted. We do not expect a material impact on our consolidated financial statements upon the adoption of this guidance.

In May 2014, the FASB issued ASU 2014-09, Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40). This guidance outlines a single comprehensive model for accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. For public entities, this guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, i.e. the first quarter of our fiscal year 2018. Early application is not permitted. This guidance can be adopted either retrospectively to each prior reporting period presented, or retrospectively with a cumulative-effect adjustment recognized as of the date of adoption. We are currently evaluating the impact on our consolidated financial statements upon the adoption of this guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in Item 7A of our 2013 Form 10-K have not changed materially for our quarter ended September 30, 2014.

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

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements, but the program, when properly executed, may not always eliminate our exposure to movements of currency exchange rates. The results of our hedging program for the three and six months ended September, 2014 and 2013 are summarized in the table below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
	(Dollars In thousands)		(Dollars In thousands)
Gain (loss) on foreign exchange forward contracts	$1,679	$(1,307)	$1,662	$(1,269)
Gain (loss) on underlying transactions denominated in foreign currency	(1,619)	1,291	(1,828)	1,069
Net gains (losses)	$60	$(16)	$(166)	$(200)

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts outstanding as of September 30, 2014 is as follows:

	As of September 30, 2014
	Average Forward Exchange Rate	Notional Amount in Local Currency	Fair Value of Instruments in USD
		(1)	(2)
Currencies:
British Pound (GBP/USD)	1.616	23,759	$(47)
Euro (Euro/USD)	1.258	10,197	(54)
Canadian Dollar (USD/CAD)	1.119	10,515	18
Total fair value of instruments in USD			$(83)

(1)	In thousands of local currency
(2)	In thousands of USD

Cash equivalents are presented at fair value on our consolidated balance sheet. We invest our excess cash in accordance with our investment policy. As of September 30, 2014, our excess cash was invested in money market funds and certificates of deposit. As of September 30, 2013, our excess cash was invested in money market funds.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2014, because of the material weakness in internal control over financial reporting described below.

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

We have undertaken the remediation steps described below to address the material weakness discussed above:

•	Modified the period-end close processes to capture and analyze a complete list of customer-related discounts and promotional allowances for financial statement impact as of period-end; and

•	Modified the data review process associated with customer-related discounts and promotional allowances to ensure classification of promotional programs is subject to independent review.

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

Changes in Internal Control over Financial Reporting

As described above in the section “Completed or Planned Remediation Actions to Address Material Weakness”, there were changes in our internal control over financial reporting during the six months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 10-“Commitments and Contingencies” in our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” in our 2013 Form 10-K, except for the new risk factor below:

If we were required to record an impairment charge related to the value of our goodwill, or an additional valuation allowance against our deferred tax assets, our results of operations would be adversely affected.

Our goodwill is tested for impairment at least annually or more frequently if indicators of impairment exist in interim periods. If impairment testing shows that the carrying value of our goodwill exceeds its estimated fair values, we would be required to record a non-cash impairment charge, which would decrease the carrying value of our goodwill and our results of operations would be adversely affected. Our deferred tax assets include net operating loss and tax credit carryforwards that can be used to offset taxable income and reduce income taxes payable in future periods. Each quarter, we determine the probability of realizing the benefits of our deferred tax assets. If we determine that there is not sufficient anticipated future taxable income to realize the benefits of these assets, an additional valuation allowance would be required to reduce the value of our deferred tax assets. Such a reduction could result in a material non-cash expense in the period in which the valuation allowance is adjusted and our results of operations would be adversely affected.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-86898	3.03	7/22/2002

3.02	Amended and Restated Bylaws	8-K	001-31396	3.01	11/20/2012

4.01	Form of Specimen Class A Common Stock Certificate	10-Q	001-31396	4.01	11/3/2011

4.02	Fourth Amended and Restated Stockholders Agreement, dated as of May 30, 2003, by and among LeapFrog Enterprises, Inc. and the other persons named therein	10-Q	001-31396	4.02	8/12/2003

10.01	Ninth Amendment to Lease, dated December 9, 2013, by and between Hollis Street Investors II, L.L.C. and LeapFrog Enterprises, Inc.					X

10.02	Tenth Amendment to Lease, dated April 1, 2014, by and between Hollis Street Investors II, L.L.C. and LeapFrog Enterprises, Inc.					X

10.03	Eleventh Amendment to Lease, dated September 16, 2014, by and between Hollis Street Investors II, L.L.C. and LeapFrog Enterprises, Inc.					X

10.04	Employment Agreement, dated September 5, 2014, between Leapfrog Toys (UK) Limited and Antony Hicks					X

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101

The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

						X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc.
(Registrant)

/s/ John Barbour
John Barbour
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2014

/s/ Raymond L. Arthur
Raymond L. Arthur
Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2014

