Form 10-Q
period 2014-12-31
LEAPFROG ENTERPRISES INC
filed 2015-02-09
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of January 30, 2015, 65,811,672 shares of Class A common stock, par value $0.0001 per share, and 4,394,354 shares of Class B common stock, par value $0.0001 per share, of the registrant were outstanding.

LEAPFROG ENTERPRISES, INC.

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEAPFROG ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	December 31,		March 31,
	2014	2013	2014
ASSETS
Current assets:
Cash and cash equivalents	$94,020	$168,053	$231,988
Accounts receivable, net of allowances for doubtful accounts of $818, $139 and $306, respectively	100,810	133,221	29,920
Inventories	77,796	54,290	52,293
Prepaid expenses and other current assets	10,449	9,637	10,416
Deferred income taxes	661	25,639	22,553
Total current assets	283,736	390,840	347,170
Deferred income taxes	1,498	45,252	53,998
Property and equipment, net	38,191	29,644	30,765
Capitalized content and website development costs, net	23,191	17,494	19,058
Goodwill	-	19,549	19,549
Other intangible assets, net	3,836	3,465	3,805
Other assets	1,337	1,027	1,473
Total assets	$351,789	$507,271	$475,818

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,440	$22,110	$19,146
Accrued liabilities	32,137	40,765	23,930
Deferred revenue	12,526	14,467	12,808
Deferred income taxes	1,290	-	-
Income taxes payable	431	1,100	689
Total current liabilities	69,824	78,442	56,573
Other long-term liabilities	198	1,507	1,125
Total liabilities	70,022	79,949	57,698
Commitments and contingencies Stockholders' equity:
Class A Common Stock, par value $0.0001;
Authorized - 139,500 shares; Outstanding: 65,803, 64,916 and 65,229, respectively	7	7	7
Class B Common Stock, par value $0.0001;
Authorized - 40,500 shares; Outstanding: 4,394, 4,396 and 4,396, respectively	-	-	-
Treasury stock	(185)	(185)	(185)
Additional paid-in capital	431,806	419,526	422,678
Accumulated other comprehensive loss	(3,453)	(7)	(578)
Retained earnings (accumulated deficit)	(146,408)	7,981	(3,802)
Total stockholders’ equity	281,767	427,322	418,120
Total liabilities and stockholders’ equity	$351,789	$507,271	$475,818

See accompanying notes to consolidated financial statements

LEAPFROG ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013

Net sales	$144,598	$186,707	$305,220	$470,678
Cost of sales	99,464	114,249	214,243	287,940
Gross profit	45,134	72,458	90,977	182,738

Operating expenses:
Selling, general and administrative	23,338	23,620	64,703	64,327
Research and development	8,993	10,688	23,967	26,925
Advertising	26,773	34,815	39,531	44,130
Goodwill impairment	19,549	-	19,549	-
Depreciation and amortization	2,971	2,637	8,571	7,883
Total operating expenses	81,624	71,760	156,321	143,265
Income (loss) from operations	(36,490)	698	(65,344)	39,473

Other income (expense):
Interest income	10	14	71	44
Interest expense	(16)	-	(16)	-
Other, net	(516)	(364)	(746)	(641)
Total other expense, net	(522)	(350)	(691)	(597)
Income (loss) before income taxes	(37,012)	348	(66,035)	38,876
Provision for (benefit from) income taxes	87,200	(63,589)	76,571	(48,144)
Net income (loss)	$(124,212)	$63,937	$(142,606)	$87,020

Net income (loss) per share:
Class A and B - basic	$(1.77)	$0.93	$(2.04)	$1.27
Class A and B - diluted	$(1.77)	$0.90	$(2.04)	$1.23

Weighted-average shares used to calculate net income (loss) per share:
Class A and B - basic	70,169	69,038	69,997	68,601
Class A and B - diluted	70,169	70,652	69,997	70,548

See accompanying notes to consolidated financial statements

4

LEAPFROG ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net income (loss)	$(124,212)	$63,937	$(142,606)	$87,020
Other comprehensive loss
Currency translation adjustments	(2,202)	(131)	(2,875)	(202)
Comprehensive income (loss)	$(126,414)	$63,806	$(145,481)	$86,818

See accompanying notes to consolidated financial statements

LEAPFROG ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2014	2013
Operating activities:
Net income (loss)	$(142,606)	$87,020
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,869	15,662
Goodwill impairment	19,549	-
Deferred income taxes	75,531	(50,859)
Stock-based compensation expense	8,676	8,254
Allowance for doubtful accounts	954	(291)
Other changes in operating assets and liabilities:
Accounts receivable, net	(73,546)	(76,138)
Inventories	(27,804)	(8,969)
Prepaid expenses and other current assets	(520)	478
Other assets	129	198
Accounts payable	6,942	4,017
Accrued liabilities	9,182	14,810
Deferred revenue	(134)	6,798
Other long-term liabilities	(910)	(894)
Income taxes payable	(220)	577
Net cash provided by (used in) operating activities	(104,908)	663
Investing activities:
Purchases of property and equipment and other intangible assets	(21,085)	(15,267)
Capitalization of content and website development costs	(13,069)	(10,260)
Net cash used in investing activities	(34,154)	(25,527)
Financing activities:
Proceeds from stock option exercises and employee stock purchase plan	1,512	4,232
Cash paid for payroll taxes on restricted stock unit releases	(940)	(906)
Common stock repurchased	(38)	-
Excess tax benefits from stock-based compensation	11	11
Net cash provided by financing activities	545	3,337
Effect of exchange rate changes on cash	549	(130)
Net change in cash and cash equivalents	(137,968)	(21,657)
Cash and cash equivalents, beginning of period	231,988	189,710
Cash and cash equivalents, end of period	$94,020	$168,053

Non-cash investing and financing activities:
Net change in accounts payable and accrued liabilities related to capital expenditures	$(2,676)	$242

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

The Company has revised its consolidated balance sheets as of December 31, 2013 and March 31, 2014 to correct the classification of the capitalized development costs of its proprietary technologies included in certain key products from property and equipment, to other intangible assets. As compared to previously reported amounts, property and equipment, net, has been reduced and other intangible assets, net, have been increased by $3,415 and $3,805 for December 31, 2013 and March 31, 2014, respectively. Furthermore, the Company has revised its consolidated balance sheets as of December 31, 2013 and March 31, 2014 to present, on a net basis, its domestic non-current deferred tax liabilities and non-current deferred tax assets. As compared to previously reported amounts, deferred income taxes included in non-current assets and non-current deferred income taxes liabilities have been reduced by $3,801 and $3,812 for December 31, 2013 and March 31, 2014, respectively. These revisions represent errors that were not deemed material, individually or in aggregate, to the consolidated financial statements for the corresponding prior periods. These revisions do not impact the Company’s previously reported consolidated results of operations or statements of cash flows.

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

(In thousands, except per share data)

(Unaudited)

2.	Fair Values of Financial Instruments and Investments

Fair value is defined by authoritative guidance as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

•	Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. As of December 31, 2014 and 2013, the Company’s Level 1 assets consisted of money market funds. As of March 31, 2014, the Company’s Level 1 assets consisted of money market funds and a certificate of deposit with original maturities of three months or less. These assets were considered highly liquid and are stated at cost, which approximates market value.

•	Level 2 includes financial instruments for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument. Such inputs could be quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transactions (less-active markets), or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data, including market interest rate curves, referenced credit spreads and prepayment rates.

As of December 31, 2014 and 2013, the Company’s Level 2 assets and liabilities consisted of outstanding foreign exchange forward contracts used to hedge its exposure to certain foreign currencies, including the British Pound, Canadian Dollar and Euro. The Company did not hold any Level 2 assets as of March 31, 2014. The Company’s outstanding foreign exchange forward contracts, all with maturities of approximately one month, had notional values of $37,927 and $37,182 at December 31, 2014 and 2013, respectively. The fair market values of these instruments, based on quoted prices, were $69 and $6, on a net basis at December 31, 2014 and 2013, respectively, and recorded in prepaid expenses and other current assets.

•	Level 3 includes financial instruments for which fair value is derived from valuation techniques, including pricing models and discounted cash flow models, in which one or more significant inputs, including the Company’s own assumptions, are unobservable. The Company did not hold any Level 3 assets as of December 31, 2014, March 31, 2014 and December 31, 2013.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2014, March 31, 2014 and December 31, 2013:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014:
Financial Assets:
Money market funds	$48	$48	$-	$-
Forward currency contracts	69	-	69	-
Total financial assets	$117	$48	$69	$-
March 31, 2014:
Financial Assets:
Money market funds and certificate of deposit	$118,795	$118,795	$-	$-
December 31, 2013:
Financial Assets:
Money market funds	$44,263	$44,263	$-	$-
Forward currency contracts	6	-	6	-
Total financial assets	$44,269	$44,263	$6	$-

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

3.	Inventories

The Company’s inventories, stated on a first-in, first-out basis at the lower of cost or market, were as follows as of December 31, 2014 and 2013, and March 31, 2014:

	December 31,		March 31,
	2014	2013	2014
Raw materials	$3,782	$4,619	$4,594
Finished goods	74,014	49,671	47,699
Total	$77,796	$54,290	$52,293

4.	Other Intangible Assets and Goodwill

The Company’s other intangible assets and goodwill were as follows as of December 31, 2014 and 2013, and March 31, 2014:

	December 31,		March 31,
	2014	2013	2014
Intellectual property, license agreements and other intangibles	$21,555	$20,170	$20,560
Less: accumulated amortization	(17,719)	(16,705)	(16,755)
Total	$3,836	$3,465	$3,805

Goodwill	$-	$19,549	$19,549

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. For the quarter ended December 31, 2014, based on various qualitative factors, the Company determined that testing for recoverability of its long-lived assets, including other intangible assets, was required. These qualitative factors included, among others, the Company’s performance during the 2014 holiday season being significantly lower than anticipated, which included the underperformance of products and product lines newly introduced to the market, and the continuing decrease in trading values of the Company’s stock and corresponding decline in the Company’s market capitalization. As a result, the Company performed an impairment review of its long-lived assets, including other intangible assets, by comparing the cumulative undiscounted future cash flows with their carrying value as of December 31, 2014. Upon completion of the assessment, the Company concluded that its long-lived assets were not impaired as of December 31, 2014 as their carrying value did not exceed the cumulative undiscounted future cash flows. The principal assumptions used in the Company’s undiscounted cash flow analyses consisted of projections of future net cash flows, which are considered as Level 3 inputs within the fair value hierarchy.

The Company’s goodwill, solely allocated to its U.S. segment, was $19,549 as of March 31, 2014 and December 31, 2013. The Company performs goodwill impairment testing at least annually on its fiscal year end date, and between annual tests if events occur or circumstances change that warrant a review. The Company performed the qualitative assessment for impairment as of December 31, 2013 and concluded that its goodwill had not been impaired.

For the quarter ended December 31, 2014, based on various qualitative factors, the Company determined that sufficient indicators existed warranting a review to determine if the fair value of its U.S. reporting unit had been reduced to below its carrying value. These qualitative factors included, among others, the Company’s performance during the 2014 holiday season being significantly lower than anticipated, which included the underperformance of products and product lines newly introduced to the market, and the continuing decrease in trading values of the Company’s stock and corresponding decline in the Company’s market capitalization. As a result, the Company performed goodwill impairment testing using the required two-step process as of December 31, 2014. The first step of this process includes comparing the fair value to the carrying value of the reporting unit to which the goodwill is allocated to identify potential impairment. If the fair value of the reporting unit exceeds its carrying value, goodwill allocated to that reporting unit is considered not impaired. If the inverse result is observed, the reporting unit is considered to be impaired and the Company must then complete step two of the test to measure the amount of impairment. Step two compares the implied fair value of the goodwill with the carrying value of that goodwill. If the carrying value of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and its fair value was the purchase price paid to acquire the reporting unit.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The Company determined the fair value of its U.S. reporting unit by using a weighted combination of income based approach and market based approach, as this combination was deemed the most indicative of the Company’s fair value in an orderly transaction between market participants. Under the income approach, the Company used a discounted cash flow (“DCF”) methodology which recognizes that current value is premised on the expected receipt of future economic benefits. Indications of value are developed by discounting projected future net cash flows to their present value at a rate that reflects both the current return requirements of the market and the risks inherent in the specific investment. The DCF methodology requires significant judgment by management in selecting an appropriate discount rate, terminal growth rate, weighted average cost of capital, and projection of future net cash flows, which are inherently uncertain. The inputs and assumptions used in this test are classified as Level 3 inputs within the fair value hierarchy. Due to these significant judgments, the fair value of the U.S. reporting unit determined in connection with the goodwill impairment test may not necessarily be indicative of the actual value that would be recognized in a future transaction. Under the market based approach, the Company utilized its own information to determine earnings multiples and sales multiples that are used to value its U.S. reporting unit.

The result of the Company’s step one test indicated that the carrying value of the Company’s U.S. reporting unit exceeded its estimated fair value. Accordingly, the Company performed the step two test and concluded that its goodwill was fully impaired and thus recorded a permanent impairment charge of $19,549 for the quarter ended December 31, 2014 in its U.S. segment. This impairment charge was reported as a separate line item in the consolidated statement of operations. The tax benefit associated with this charge was $3,812. The impairment charge is non-cash in nature and does not affect the Company’s current or future liquidity.

5.	Income Taxes

The Company’s effective tax rate is affected by recurring items, such as tax benefit or expense relative to the amount of loss incurred or income earned in its domestic and foreign jurisdictions. The Company’s tax rate is also affected by discrete items, such as tax benefits attributable to the recognition of previously unrecognized tax benefits and changes in valuation allowance, which may occur in any given year but are not consistent from year to year.

The Company maintains valuation allowances against its deferred tax assets related to various federal, state, and foreign net operating loss carryforwards, tax credits, and capital loss carryforwards. The Company evaluates its ability to realize the benefit of its deferred tax assets in each of its jurisdictions, at the required more-likely-than-not level of certainty, based on the existence of sufficient taxable income of the appropriate character within the carryforward period. In determining the need for a valuation allowance, the Company weighs all available positive and negative evidence, both objective and subjective in nature. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Due to the high seasonality of the Company’s business with a significant portion of its annual income earned late in the year, the final determination for the need for valuation allowances is generally made at the end of the December quarter, after the critical holiday season has passed.

A full valuation allowance was recorded against the Company’s domestic deferred tax assets starting in 2006. As of December 31, 2012, based on its evaluation of all evidence available, the Company determined that a portion of its domestic deferred tax assets would be realized. Accordingly, $21,614 of the Company’s domestic valuation allowance was released and recorded as an income tax benefit for the year ended December 31, 2012.

For the three months ended December 31, 2013, the Company again evaluated its ability to realize the benefit of its domestic deferred tax assets. Consideration was given to negative evidence such as: the duration and severity of losses in prior years, high seasonal revenue concentrations, increasing competitive pressures, and a challenging retail environment. However, after considering four consecutive years of profitability and a significant three year cumulative domestic income position as of December 31, 2013, the Company believed the weight of the objectively verifiable positive evidence was sufficient to overcome the weight of the existing negative evidence. Accordingly, the Company determined that the benefit of a signification portion of its domestic deferred tax assets would be realized and $62,759 of the Company’s domestic deferred tax valuation allowance was released and recorded as an income tax benefit for the quarter ended December 31, 2013.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

For the three months ended December 31, 2014, the Company again evaluated its ability to realize the benefit of its domestic deferred tax assets. The Company considered existing positive evidence available such as: historic profitability, lack of expiring net operating loss and tax credit carryforwards, and viable tax strategies that could potentially impact the likelihood of realizing its deferred tax assets. However, the Company’s performance during the 2014 holiday season was significantly lower than anticipated and the underperformance of products and product lines newly introduced to the market had a considerable impact on its projections of future taxable income. Consequently, the Company anticipates a three year cumulative domestic loss position within the current fiscal year. In determining if sufficient projected future taxable income exists to realize the benefit of its deferred tax assets, the Company considers cumulative losses in recent years as significant negative evidence that is difficult to overcome. In addition, the goodwill impairment recorded in the quarter ended December 31, 2014 was considered additional significant negative evidence indicating the benefit of its deferred tax assets would not be realized. After weighing all evidence available, the Company believed there was not sufficient positive evidence to overcome the significant negative evidence and so determined that sufficient projected future taxable income did not exist to realize the full benefit of its domestic deferred tax assets before expiration. As a result, the Company concluded a full valuation allowance against its domestic deferred tax assets was warranted. Accordingly, the Company established an additional valuation allowance of $101,773, of which $90,769 was recorded as an income tax provision and impacted the Company’s effective tax rate for the three and nine months ended December 31, 2014. The remaining $11,004 of additional valuation allowance was established against deferred tax assets attributable to current period losses, the respective tax expense and tax benefits of which were fully offset during the period, and therefore did not impact the Company’s effective tax rate for the three and nine months period ended December 31, 2014.

The Company maintained a valuation allowance of $109,961, $8,065 and $8,188 against its domestic deferred tax assets as of December 31, 2014 and 2013, and March 31, 2014, respectively. The Company also maintained a valuation allowance of $1,502, $1,676, and $1,697 against the deferred tax assets of its subsidiary in Mexico as of December 31, 2014 and 2013, and March 31, 2014, respectively, which was initially established during 2012. As of December 31, 2014, the Company also evaluated the deferred tax assets associated with its other foreign jurisdictions, and believes that the benefit of these deferred tax assets will be realized. Therefore, no valuation allowance has been established against such deferred tax assets as of December 31, 2014. The Company will continue to evaluate all evidence, positive and negative, in all jurisdictions in future periods, to determine if a change in valuation allowance against its deferred tax assets is warranted. Any changes to the Company’s valuation allowance will affect its effective tax rate, but will not affect the amount of cash paid for income taxes in the foreseeable future.

The consolidated current and non-current deferred tax assets were $661 and $1,498 at December 31, 2014, respectively, as compared to $25,639 and $49,053 at December 31, 2013, respectively, and $22,553 and $57,810 at March 31, 2014, respectively. The decreases in the current period were primarily due to the full valuation allowance recorded against the Company’s domestic deferred tax assets as of December 31, 2014.

The Company’s effective tax rates and income tax provisions for the three and nine months ended December 31, 2014 were primarily attributable to recording a full non-cash valuation allowance against its domestic deferred tax assets during the periods, partially offset by a tax benefit of $3,812 associated with the non-cash goodwill impairment charge as described in Note 4. The Company’s effective tax rates and income tax benefits for the same periods in 2013 were primarily attributable to the release of a substantial portion of its valuation allowance previously recorded against its domestic deferred tax assets. The Company excludes jurisdictions with tax assets for which no benefit can be recognized from the computation of its effective tax rate. Accordingly, the Company’s domestic loss was excluded from the computation of its effective tax rates for the three and nine months ended December 31, 2014, and the Company’s subsidiary in Mexico was excluded from the computation of its effective tax rates for the three and nine months ended December 31, 2014 and 2013.

During the three and nine months ended December 31, 2014, the Company recognized $154 and $604, respectively, of certain previously unrecognized tax benefits, including a release of $37 and $195 of accrued interest and penalties, respectively, due to the expiration of the statutes of limitations in some of its foreign jurisdictions. During the three and nine months ended December 31, 2013, the Company recognized $401 of certain previously unrecognized tax benefits, including a release of $312 of accrued interest, due to the expiration of statutes of limitations in some of its foreign jurisdictions. As of December 31, 2014 and 2013, and March 31, 2014, the Company had $15,880, $20,319 and $16,280, respectively, of unrecognized income tax benefits. The Company believes it is reasonably possible that the total amount of unrecognized income tax benefits could decrease by up to $7,033 over the course of the next twelve months, due to expiring domestic statutes of limitations, which would not affect its effective tax rate due to the full valuation allowance recorded against its domestic deferred tax assets. As of December 31, 2014, the Company had no accrued interest and penalties related to uncertain tax positions. As of December 31, 2013 and March 31, 2014, the Company had approximately $362 and $187, respectively, of accrued interest and penalties related to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The recognition of previously unrecognized tax benefits and the release of associated accrued interest reduced other non-current tax liabilities.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

As of December 31, 2014, the Company had current deferred tax liabilities of $1,290 reported as current liabilities on the consolidated balance sheet, and had no non-current deferred tax liabilities or other non-current tax liabilities. As of December 31, 2013 and March 31, 2014, the Company had no current deferred tax liabilities and had non-current deferred tax liabilities of $3,801 and 3,812, respectively, which were netted against non-current deferred tax assets on the consolidated balance sheet. As of December 31, 2013 and March 31, 2014, the Company had other non-current tax liabilities of $832 and $607, respectively, reported as long-term liabilities on the consolidated balance sheet.

6.	Stock-Based Compensation

The Company currently has outstanding two types of stock-based compensation awards to its employees, directors and certain consultants: stock options and restricted stock units (“RSUs”), which are more fully described in Note 13 to the Consolidated Financial Statements: Share-Based Compensation in its 2013 Form 10-K. Both stock options and RSUs can be used to acquire shares of the Company’s Class A common stock, are exercisable or convertible, as applicable, over a period not to exceed ten years, and are most commonly assigned four-year vesting periods. The Company also has an employee stock purchase plan (“ESPP”).

Stock plan activity

The table below summarizes award activity for the nine months ended December 31, 2014:

	Stock		Total
	Options	RSUs	Awards
Outstanding at March 31, 2014	6,774	1,476	8,250
Grants	1,278	1,110	2,388
Stock option exercises/vesting RSUs	(296)	(348)	(644)
Retired or forfeited	(768)	(287)	(1,055)
Outstanding at December 31, 2014	6,988	1,951	8,939

Total shares available for future grant at December 31, 2014			5,792

As of December 31, 2014, the total shares available for future grant under the ESPP were 762.

Impact of stock-based compensation

The following table summarizes stock-based compensation expense charged to selling, general and administrative (“SG&A”) and research and development (“R&D”) expenses for the three and nine months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
SG&A:
Stock options	$1,390	$1,591	$4,177	$4,331
RSUs	1,130	1,006	3,108	2,623
ESPP	99	108	262	333
Total SG&A	2,619	2,705	7,547	7,287
R&D:
Stock options	206	207	634	619
RSUs	171	131	495	348
Total R&D	377	338	1,129	967
Total expense	$2,996	$3,043	$8,676	$8,254

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Valuation of stock-based compensation

Stock-based compensation expense related to stock options is calculated based on the fair value of each award on the grant date. In general, the fair value for stock option grants with only a service condition is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Expected term (years)	4.60	4.44	4.70	4.64
Volatility	59.7%	70.3%	59.9%	72.0%
Risk-free interest rate	1.41%	1.27%	1.56%	0.86%
Expected dividend yield	-%	-%	-%	-%

RSUs are payable in shares of the Company’s Class A common stock. The fair value of these stock-based awards is equal to the closing market price of the Company’s common stock on the date of grant. The grant-date fair value is recognized on a straight-line basis in compensation expense over the vesting period of these stock-based awards, which is generally four years.

Stock-based compensation expense related to the ESPP is estimated using the Black-Scholes option pricing model with the following assumptions for the three and nine months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Expected term (years)	0.49	0.49	0.49	0.49 - 0.5
Volatility	42.0%	36.0%	34.8% - 42.0%	36.0% - 57.5%
Risk-free interest rate	0.05%	0.05%	0.05% - 0.08%	0.05% - 0.12%
Expected dividend yield	-%	-%	-%	-%

7.	Share Repurchase Program

On February 10, 2014, the Company’s board of directors approved a stock repurchase program authorizing the Company to repurchase up to an aggregate of $30,000 of its Class A common stock through December 31, 2014. The Company intended, from time to time, as conditions warranted, to repurchase stock in the open market. The plan did not obligate the Company to repurchase any specific number of shares and was suspendable at any time at management’s discretion. During the three months ended June 30, 2014, the Company repurchased approximately 6 shares of its common stock at an average price of $6.50, which were retired upon repurchase. The Company did not repurchase any of its common stock during the three months ended December 31, 2014. This stock repurchase program expired on December 31, 2014.

8.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for three and nine months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
(Numerator)
Net income (loss)	$(124,212)	$63,937	$(142,606)	$87,020
(Denominator)
Weighted average shares outstanding during period:
Class A and B - basic	70,169	69,038	69,997	68,601
Common stock equivalents	-	1,614	-	1,947
Class A and B - diluted	70,169	70,652	69,997	70,548
Net income (loss) per share:
Class A and B - basic	$(1.77)	$0.93	$(2.04)	$1.27
Class A and B - diluted	$(1.77)	$0.90	$(2.04)	$1.23

All options to purchase shares of the Company’s common stock and RSUs, totaling 8,980 and 9,070 for the three and nine months ended December 31, 2014, respectively, were excluded from the calculation of diluted net loss per share due to the net loss during the periods. Options to purchase shares of the Company’s common stock and RSUs excluded from the calculation of diluted net loss per share were 4,202 and 3,499 for the three and nine months ended December 31, 2013, respectively, as the effect would have been antidilutive.

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

The primary business of the two operating segments is as follows:

•	The U.S. segment is responsible for the development, design, sales and marketing of multimedia learning platforms, related content and learning toys, which are sold primarily through retailers, distributors, and directly to consumers via the leapfrog.com online store and the LeapFrog App Center (“App Center”) in the U.S. The App Center includes both content developed by the Company and content from third parties that the Company curates and distributes.

•	The International segment is responsible for the localization, sales and marketing of multimedia learning platforms, related content and learning toys, originally developed for the U.S. This segment markets and sells the Company’s products to national and regional mass-market and specialty retailers and other outlets through the Company’s offices outside of the U.S., through distributors in various international markets, and directly to consumers via online stores and the App Center.

The table below shows certain information by segment for the three and nine months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net sales:
United States	$99,183	$123,697	$207,449	$328,886
International	45,415	63,010	97,771	141,792
Totals	$144,598	$186,707	$305,220	$470,678
Income (loss) from operations:
United States	$(39,822)	$(12,231)	$(73,977)	$7,994
International	3,332	12,929	8,633	31,479
Totals	$(36,490)	$698	$(65,344)	$39,473

For the three and nine months ended December 31, 2014 and 2013, the U.S. and the United Kingdom individually accounted for more than 10% of the Company’s consolidated net sales, respectively.

10.	Commitments and Contingencies

Two purported securities class actions were filed in the United States District Court for the Northern District of California against the Company and two of its officers, John Barbour and Raymond L. Arthur on January 23 and February 2, 2015, respectively. A stockholder derivative action was filed on February 5, 2015, in the Superior Court of California, County of Alameda, purportedly on behalf of the Company against current members of the Company’s Board. See Note 11 for additional information.

In addition, from time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents and other intellectual property rights, claims related to breach of contract, employment disputes and a variety of other matters. The Company records a liability when the Company believes that it is both probable that a loss will be incurred, and the amount can be reasonably estimated. In the opinion of management, based on current knowledge, it is not reasonably possible that any of the pending legal proceedings or claims will have a material adverse impact on the Company’s financial position, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors. In addition, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a particular reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements of the same reporting period could be materially adversely affected.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

As of December 31, 2014, the Company had commitments to purchase inventory under normal supply arrangements totaling approximately $27,822 and had no outstanding off-balance sheet arrangements.

11.	Subsequent Events

Two purported securities class actions (the “Class Actions”) were filed in the United States District Court for the Northern District of California against the Company and two of its officers, John Barbour and Raymond L. Arthur. The Class Actions, which were filed on January 23 and February 2, 2015, respectively, are captioned: Newett v. LeapFrog Enterprises, Inc. et al., Case No. 3:15-cv-00347 and Farias v. LeapFrog Enterprises, Inc. et al., 3:15-cv-00478. The complaints filed in the Class Actions, which are substantially identical, allege that all defendants violated Section 10(b) the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5, by making materially false or misleading statements to purchasers of the Company’s stock regarding the Company’s financial projections and performance between May 5, 2014 and January 22, 2015. The complaints also allege that Messrs. Barbour and Arthur violated Section 20(a) of the Exchange Act. The complaints seek class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. The foregoing is a summary of the allegations in the complaints and is subject to the text of the complaints, which are on file with the Court. Based on a review of the complaints, the Company and the individual defendants believe that the plaintiffs’ allegations are without merit, and intend to vigorously defend against the claims. The Company believes that the amount of liability related to these matters, if any, is not currently probable or estimable.

A stockholder derivative action captioned Ziemann v. Chiasson, et al., Case No. RG15-757609 (the “Derivative Action”) was filed on February 5, 2015, in the Superior Court of California, County of Alameda, purportedly on behalf of the Company against current members of the Company’s Board. The complaint in the Derivative Action alleges that the Company’s Board members breached their fiduciary duties, aided and abetted each other's alleged breach of fiduciary duties, and committed corporate waste by permitting the Company to make allegedly false or misleading statements between May 5, 2014 and January 22, 2015. The statements at issue in the Derivative Action are substantially similar to those at issue in the Class Actions described above. The plaintiff in the Derivative Action seeks, purportedly on behalf of the Company, an unspecified award of damages including, but not limited to, fees and costs associated with the pending Class Actions, various corporate governance reforms, an award of restitution, an award of reasonable costs and expenses, including attorneys' fees, and other further relief as the Court may deem just and proper. The foregoing is a summary of the allegations in the complaint filed in the Derivative Action and is subject to the text of the complaint, which is on file with the Court. Based on a review of the complaint, the Company believes that the plaintiff has failed to establish standing to sue on the Company’s behalf. The Company believes that the amount of liability related to this matter, if any, is not currently probable or estimable.

On February 4, 2015, the Company implemented a restructuring plan to reduce its global workforce in an effort to streamline its operations and reduce its cost structure. The Company will record a restructuring charge of approximately $1,394 in the quarter ending March 31, 2015 for employee severance benefits and other costs related to this plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about management’s expectations, including, without limitation, our expectations regarding cash provided by operations in the quarter ending March 31, 2015, the anticipated failure to realize the full benefit of certain deferred tax assets, the indefinite reinvestment of the undistributed earnings of our foreign subsidiaries, our intention not to repatriate any foreign earnings to the U.S., expectations regarding the effect of our net operating loss or tax credit carryforwards on any tax liability associated with the repatriation of cash held by our foreign subsidiaries, the tax treatment of the repatriation of cash from our subsidiary in Mexico, the anticipated impact of our accumulated deficit and net cash used in operating activities during the current quarter on our future ability to operate, the funding, nature and amount of future capital expenditures, the future funding of our working capital needs, and the timing and seasonality of cash flows from operations. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “future,” “potential,” or the negative of these terms or other comparable terminology. Our actual results, levels of activity, performance, achievements or the timing of events may differ materially from those expressed or implied by such forward-looking statements. The risks that could cause our results to differ include, without limitation, our ability to correctly predict highly changeable consumer preferences and product trends, our ability to continue to develop new products and services and successfully manage frequent product introductions and transitions, our ability to compete effectively with competitors, deterioration of global economic conditions, our reliance on a small group of retailers for the majority of our gross sales, the effectiveness of our marketing and advertising efforts, the seasonality of our business, system failures in our online services or web store, our dependence on our suppliers for our components and raw materials, our reliance on a limited number of manufacturers, our ability to maintain appropriate inventory levels, our ability to maintain or acquire licenses, our ability to protect or enforce our intellectual property rights, defects in our products, the risks associated with international operations, costs or changes associated with compliance with laws and regulations, negative political developments, changes in trade relations, armed hostilities, terrorism, labor strikes, natural disasters, or public health issues, our ability to attract and retain highly skilled personnel, the sufficiency of our liquidity, impacts from acquisitions, mergers, or dispositions, continued ownership by a few stockholders of a significant percentage of the voting power in the company, the volatility of our stock price, the impact of potential impairment charges or valuation allowances against our deferred tax assets, and failure to successfully implement new strategic operating initiatives. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or the timing of any events. We make these statements as of the date of this Quarterly Report on Form 10-Q and undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report, except as required by law.

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

Our Business

LeapFrog is a leading developer of educational entertainment for children. Our product portfolio consists of multimedia learning platforms and related content, and learning toys. We have developed a number of learning platforms, including the LeapTV educational video game system, the LeapPad family of learning tablets, the Leapster family of handheld learning game systems, and the LeapReader reading and writing systems, which facilitate a wide variety of learning experiences provided by our rich content libraries, available in cartridge, print and digital format. We have created hundreds of interactive content titles for our platforms, covering subjects such as phonics, reading, writing, mathematics, science, social studies, creativity and life skills. In addition, we have a broad line of stand-alone interactive learning toys, including the LeapBand activity tracker. Many of our products connect to our proprietary online LeapFrog Learning Path, which provides personalized feedback on a child’s learning progress and offers product recommendations to enhance each child’s learning experience. Our products are available in four languages (English, Queen’s English, French and Spanish) and are sold globally through retailers, distributors and directly to consumers via the leapfrog.com online store and the LeapFrog App Center (“App Center”).

Due to the seasonality of our business, our results of operations for interim periods are not necessarily indicative of the operating results for a full year.

Consolidated Results of Operations

	Three Months Ended December 31,		% Change 2014 vs.		Nine Months Ended December 31,		% Change 2014 vs.
	2014	2013	2013		2014	2013	2013
	(Dollars in millions, except per share data)
Net sales	$144.6	$186.7	(23)%		$305.2	$470.7	(35)%
Cost of sales	99.5	114.2	(13)%		214.2	287.9	(26)%
Gross margin*	31.2%	38.8%	(7.6	)**	29.8%	38.8%	(9.0	)**
Operating expenses	81.6	71.8	14%		156.3	143.3	9%
Operating expenses as a percent of net sales	56%	38%	18	**	51%	30%	21	**
Income (loss) from operations	(36.5)	0.7	N/M		(65.3)	39.5	(266)%
Net income (loss) per share - basic	$(1.77)	$0.93	$(2.70	)***	$(2.04)	$1.27	$(3.31	)***
Net income (loss) per share - diluted	$(1.77)	$0.90	$(2.67	)***	$(2.04)	$1.23	$(3.27	)***

* Gross profit as a percentage of net sales
** Percentage point change
*** Dollar change

Net sales for the three and nine months ended December 31, 2014 decreased 23% and 35%, respectively, as compared to the same periods in 2013, primarily due to decreased consumer demand for our LeapPad line of children’s tablets and associated content, and lower than anticipated demand for our new LeapTV educational video game system and associated content. Tighter inventory management across a number of our retailer partners and the West Coast port slowdown in the U.S. also contributed to the decrease in tablet sales. Net sales for the nine months ended December 31, 2014 was also negatively impacted by higher than desired inventory levels at retail entering the fiscal year which reduced retailer replenishment orders, as well as retailers reducing inventory levels, partially offset by the calendar shift of Easter. Net sales for the three months ended December 31, 2014 included a 1% negative impact from changes in currency exchange rates. Net sales for the nine months ended December 31, 2014 were not materially affected by foreign currency exchange rates.

Cost of sales for the three and nine months ended December 31, 2014 decreased 13% and 26%, respectively, as compared to the same periods in 2013 primarily driven by lower net sales resulting in lower product costs.

Gross margin for the three and nine months ended December 31, 2014 was 31.2% and 29.8%, respectively, a decrease of 7.6 and 9.0 percentage points, respectively, as compared to the same periods of 2013 primarily driven by significantly higher trade discounts as a percentage of net sales to support sell-through of higher than desired inventory levels at retail, higher inventory allowances, lower sales volume which increased the impact of fixed logistics costs, and higher content amortization costs. Gross margin for the three months ended December 31, 2014 was also negatively impacted by changes in product mix with proportionally higher sales of lower-margin hardware. Gross margin for the nine months ended December 31, 2014 was also negatively impacted by changes in product mix with proportionally higher sales of lower-margin toys partially offset by lower sales of lower-margin hardware.

Operating expenses for the three and nine months ended December 31, 2014 increased 14% and 9%, respectively, as compared to the same periods of 2013 primarily due to a $19.5 million non-cash goodwill impairment charge recorded during the current quarter and higher spending on in-store displays, partially offset by lower spending on cooperative advertising and content development, and the timing of capitalization of website development costs. Operating expenses for the three months ended December 31, 2014 were also impacted by a shift in timing of TV advertisement spending to the September quarter in 2014 as compared to the December quarter in 2013. Operating expenses for the nine months ended December 31, 2014 were also impacted by a decrease in incentive compensation expense, increases in headcount in the current year, and a one-time favorable settlement of a dispute with a supplier during the prior year period.

Income (loss) from operations for the three and nine months ended December 31, 2014 worsened by $37.2 million and $104.8 million, respectively, as compared to the same periods in 2013 driven by the decrease in net sales, reduced gross margin and higher operating expenses including the goodwill impairment charge.

Basic and diluted net income (loss) per share for the three months ended December 31, 2014 decreased $2.70 and $2.67, respectively, as compared to the same period of 2013. Basic and diluted net income (loss) per share for the nine months ended December 31, 2014 decreased $3.31 and $3.27, respectively, as compared to the same period of 2013. Basic and diluted net loss per share for the three and nine months ended December 31, 2014 included $(0.23) due to the non-cash goodwill impairment charge, net of the associated tax benefit, and $(1.29) due to the establishment of a non-cash valuation allowance against our deferred tax assets.

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

	Three Months Ended December 31,		% Change 2014 vs.		Nine Months Ended December 31,		% Change 2014 vs.
	2014	2013	2013		2014	2013	2013
	(Dollars in millions)
SG&A expenses	$23.3	$23.6	(1)%		$64.7	$64.3	1%
As a percent of net sales	16%	13%	3	*	21%	14%	7	*

*	Percentage point change

SG&A expenses for the three months ended December 31, 2014 remained relatively flat as compared to the same period in 2013 without significant offsetting impacts. SG&A expenses for the nine months ended December 31, 2014 remained relatively flat, increasing 1% as compared to the same period in 2013, due to an increase in allowance for doubtful accounts largely offset by lower incentive compensation expense.

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

	Three Months Ended December 31,		% Change 2014 vs.		Nine Months Ended December 31,		% Change 2014 vs.
	2014	2013	2013		2014	2013	2013
	(Dollars in millions)
R&D expenses	$9.0	$10.7	(16)%		$24.0	$26.9	(11)%
As a percent of net sales	6%	6%	-	*	8%	6%	2	*

* Percentage point change

R&D expenses for the three and nine months ended December 31, 2014 decreased 16% and 11%, respectively, as compared to the same periods in 2013 primarily driven by the timing of capitalization of web development costs, lower content development costs and lower incentive compensation expense, partially offset by higher expenses due to an increase in headcount to support our strategic initiatives.

Advertising Expense

Advertising expense consists of costs associated with marketing, advertising and promoting our products, including customer-related discounts and promotional allowances.

	Three Months Ended December 31,		% Change 2014 vs.		Nine Months Ended December 31,		% Change 2014 vs.
	2014	2013	2013		2014	2013	2013
	(Dollars in millions)
Advertising expenses	$26.8	$34.8	(23)%		$39.5	$44.1	(10)%
As a percent of net sales	19%	19%	-	*	13%	9%	4	*

* Percentage point change

Advertising expenses for the three and nine months ended December 31, 2014 decreased 23% and 10%, respectively, as compared to the same periods in 2013 primarily due to less spending on cooperative advertising, TV advertising and online advertising, partially offset by higher spending on in-store displays during the current year periods. Advertising expenses for the nine months ended December 31, 2014 were also impacted by a favorable one-time settlement of a dispute with a supplier during the prior year period.

Goodwill Impairment

As of December 31, 2014, based on various qualitative factors, we determined that sufficient indicators existed warranting a review to determine if the fair value of our U.S. reporting unit had been reduced to below its carrying value. These qualitative factors included, among others, our performance during the 2014 holiday season being significantly lower than anticipated which included the underperformance of products and product lines newly introduced to the market, the continuing decrease in trading values of our stock and corresponding decline in our market capitalization. As a result, we performed a two-step quantitative goodwill impairment test as required. Based on the result of the two-step analysis, we concluded that our goodwill was fully impaired as of December 31, 2014. Accordingly, we have recorded a permanent non-cash pretax impairment charge of $19.5 million for the three months ended December 31, 2014 in our U.S. segment. The tax benefit associated with this charge was $3.8 million. See Note 4 in the accompanying consolidated financial statements for additional information on our goodwill impairment testing.

Income Taxes

Our tax rate is affected by recurring items, such as tax benefits or expenses relative to the amount of loss incurred or income earned in our domestic and foreign jurisdictions. Our tax rate is also affected by discrete items, such as tax benefits attributable to the recognition of previously unrecognized tax benefits and changes in valuation allowance, which may occur in any given year but are not consistent from year to year.

We maintain valuation allowances against our deferred tax assets related to various federal, state, and foreign net operating loss carryforwards, tax credits, and capital loss carryforwards. We evaluate our ability to realize the benefit of our deferred tax assets in each jurisdiction, at the required more-likely-than-not level of certainty, based on the existence of sufficient taxable income of the appropriate character within the carryforward period. In determining the need for a valuation allowance, we weigh all available positive and negative evidence, both objective and subjective in nature. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Due to the high seasonality of our business with a significant portion of our annual income earned late in the year, the final determination for the need for valuation allowances is generally made at the end of the December quarter, after the critical holiday season has passed.

A full valuation allowance was recorded against our domestic deferred tax assets starting in 2006. As of December 31, 2012, based on our evaluation of all evidence available, we determined that a portion of our domestic deferred tax assets would be realized. Accordingly, $21.6 million of our domestic valuation allowance was released and recorded as an income tax benefit for the year ended December 31, 2012.

For the three months ended December 31, 2013, we again evaluated our ability to realize the benefit of our domestic deferred tax assets. Consideration was given to negative evidence such as: the duration and severity of losses in prior years, high seasonal revenue concentrations, increasing competitive pressures, and a challenging retail environment. However, after considering four consecutive years of profitability and a significant three year cumulative domestic income position as of December 31, 2013, we believed the weight of the objectively verifiable positive evidence was sufficient to overcome the weight of the existing negative evidence. As of December 31, 2013, we concluded that the benefit of a significant portion of our domestic deferred tax assets would be realized. Accordingly, $62.8 million of our domestic deferred tax valuation allowance was released and recorded as an income tax benefit during the quarter ended December 31, 2013.

For the three months ended December 31, 2014, we again evaluated our ability to realize the benefit of our domestic deferred tax assets. We considered existing positive evidence available such as: historic profitability, lack of expiring net operating loss and tax credit carryforwards, and viable tax strategies that could potentially impact the likelihood of realizing our deferred tax assets. However, our performance during the 2014 holiday season was significantly lower than anticipated and the underperformance of products and product lines newly introduced to the market had a considerable impact on our projections of future taxable income. Consequently, we anticipate a three year cumulative domestic loss position within the current fiscal year. In determining if sufficient projected future taxable income exists to realize the benefit of our deferred tax assets, we consider cumulative losses in recent years as significant negative evidence that is difficult to overcome. In addition, the goodwill impairment recorded in the quarter ended December 31, 2014 was considered additional significant negative evidence indicating the benefit of our deferred tax assets would not be realized. After weighing all evidence available, we believed there was not sufficient positive evidence to overcome the significant negative evidence and so determined, that sufficient projected future taxable income did not exist to realize the full benefit of our domestic deferred tax assets before expiration. As a result, we concluded a full valuation allowance against our domestic deferred tax assets was warranted. Accordingly, we established an additional valuation allowance of $101.8 million, of which $90.8 million was recorded as an income tax provision and impacted our effective tax rate for the three and nine months ended December 31, 2014. The remaining $11.0 million of additional valuation allowance was established against deferred tax assets attributable to current period losses, the respective tax expense and tax benefits of which were fully offset during the period, and therefore did not impact our effective tax rate for the three and nine months period ended December 31, 2014.

As of December 31, 2014, we maintained a valuation allowance of $110.0 million against our domestic deferred tax assets. We also maintained a valuation allowance of $1.5 million against the deferred tax assets of our subsidiary in Mexico, which was initially established during 2012. As of December 31, 2014, we also evaluated the deferred tax assets associated with our other foreign jurisdictions, and believe that the benefit of these deferred tax assets will be realized. Therefore, no valuation allowance has been established against such deferred tax assets as of December 31, 2014. We will continue to evaluate all evidence in all jurisdictions in future periods, to determine if a change in valuation allowance against our deferred tax assets is warranted. Any changes to our valuation allowance will affect our effective tax rate, but will not affect the amount of cash paid for income taxes in the foreseeable future.

Our effective tax rates and income tax provisions for the three and nine months ended December 31, 2014 were primarily attributable to recording a full non-cash valuation allowance against our domestic deferred tax assets during the periods partially offset by a tax benefit of $3.8 million associated with the non-cash goodwill impairment charge as described in Note 4 in the accompanying consolidated financial statements. In addition, during the three and nine months ended December 31, 2014, we recognized $0.2 million and $0.6 million, respectively, of certain previously unrecognized tax benefits due to the expiration of statutes of limitations in some of our foreign jurisdictions. Our effective tax rates and income tax benefits for the same periods in 2013 were primarily attributable to our release of a substantial portion of the valuation allowance previously recorded against domestic deferred tax assets. During the three and nine months ended December 31, 2013, we recognized $0.4 million of certain previously unrecognized tax benefits due to the expiration of statutes of limitations in some of our foreign jurisdictions. We exclude jurisdictions with tax assets for which no benefit can be recognized from the computation of our effective tax rate and tax provision. Accordingly, our domestic loss was excluded from the computation of our effective tax rates for the three and nine months ended December 31, 2014, and our subsidiary in Mexico was excluded from the computation of our effective tax rates for the three and nine months ended December 31, 2014 and 2013.

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

	Three Months Ended December 31,		% Change 2014 vs.	Nine Months Ended December 31,		% Change 2014 vs.
	2014	2013	2013	2014	2013	2013
	(Dollars in millions)
Net sales	$99.2	$123.7	(20)%	$207.4	$328.9	(37)%
Cost of sales	69.6	77.7	(10)%	148.6	201.5	(26)%
Gross margin*	29.8%	37.2%	(7.4)**	28.4%	38.7%	(10.3)**
Operating expenses	69.4	58.2	19%	132.8	119.4	11%
Operating expenses as a percent of net sales	70%	47%	23 **	64%	36%	28 **
Income (loss) from operations	$(39.8)	$(12.2)	(226)%	$(74.0)	$8.0	N/M

* Gross profit as a percentage of net sales
** Percentage point change

Net sales for both the three and nine months ended December 31, 2014 decreased 20% and 37%, respectively, as compared to the same periods in 2013, primarily due to decreased consumer demand for our LeapPad line of children’s tablets and associated content, and lower than anticipated demand for our new LeapTV educational video game system and associated content. Tighter inventory management across a number of our retailer partners and the West Coast port slowdown in the U.S. also contributed to the decrease in tablet sales. Net sales for the nine months ended December 31, 2014 was also negatively impacted by higher than desired inventory levels at retail entering the fiscal year which reduced retailer replenishment orders, as well as retailers reducing inventory levels, partially offset by the calendar shift of Easter.

Cost of sales for the three and nine months ended December 31, 2014 decreased 10% and 26%, respectively, as compared to the same periods in 2013 primarily driven by lower sales volume resulting in lower product costs.

Gross margin for the three and nine months ended December 31, 2014 decreased 7.4 and 10.3 percentage points, respectively, as compared to the same periods of 2013 primarily driven by significantly higher trade discounts as a percentage of net sales to support sell-through of higher than desired inventory levels at retail, higher inventory allowances, lower sales volume which increased the impact of fixed logistics costs, and higher content amortization costs. Gross margin for the three months ended December 31, 2014 was also negatively impacted by changes in product mix with proportionally higher sales of lower-margin hardware. Gross margin for the nine months ended December 31, 2014 was also negatively impacted by changes in product mix with proportionally higher sales of lower-margin toys partially offset by lower sales of lower-margin hardware.

Operating expenses for the three and nine months ended December 31, 2014 increased 19% and 11%, respectively, as compared to the same periods of 2013 primarily due to a $19.5 million non-cash goodwill impairment charge recorded during the current quarter and higher spending on in-store displays. The increases were partially offset by lower spending on cooperative advertising and content development, and the timing of capitalization of website development costs. Operating expenses for the three months ended December 31, 2014 were also impacted by a shift in timing of TV advertising spending to the September quarter in 2014 as compared to the December quarter in 2013. Operating expenses for the nine months ended December 31, 2014 were also impacted by a decrease in incentive compensation expense, increases in headcount in the current year, and a one-time favorable settlement of a dispute with a supplier during the prior year period.

Income (loss) from operations for the three and nine months ended December 31, 2014 worsened by $27.6 million and $82.0 million, respectively, as compared to the same periods in 2013 driven by the decrease in net sales, reduced gross margin, and higher operating expenses including the goodwill impairment charge.

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

	Three Months Ended December 31,		% Change 2014 vs.	Nine Months Ended December 31,		% Change 2014 vs.
	2014	2013	2013	2014	2013	2013
	(Dollars in millions)
Net sales	$45.4	$63.0	(28)%	$97.8	$141.8	(31)%
Cost of sales	29.9	36.5	(18)%	65.6	86.5	(24)%
Gross margin*	34.2%	42.0%	(7.8)**	32.9%	39.0%	(6.1)**
Operating expenses	12.2	13.6	(10)%	23.5	23.9	(2)%
Operating expenses as a percent of net sales	27%	22%	5 **	24%	17%	7 **
Income from operations	$3.3	$12.9	(74)%	$8.6	$31.5	(73)%

* Gross profit as a percentage of net sales
** Percentage point change

Net sales for the three and nine months ended December 31, 2014 decreased 28% and 31%, respectively, as compared to the same periods in 2013, primarily due to decreased consumer demand for our LeapPad line of children’s tablets and associated content, and lower than anticipated demand for our new LeapTV educational video game system and associated content. Tighter inventory management across a number of our retailer partners also contributed to the decrease in tablet sales. Net sales for the nine months ended December 31, 2014 was also negatively impacted by higher than desired inventory levels at retail entering the fiscal year which reduced retailer replenishment orders, as well as retailers reducing inventory levels, partially offset by the calendar shift of Easter. Net sales for the three and nine months ended December 31, 2014 included a 3% and a 1% negative impact, respectively, from changes in currency exchange rates.

Cost of sales decreased 18% and 24%, respectively, for the three and nine months ended December 31, 2014 as compared to the same periods in 2013 primarily driven by lower net sales resulting in lower product costs.

Gross margin for the three and nine months ended December 31, 2014 decreased 7.8 and 6.1 percentage points, respectively, as compared to the same periods in 2013 primarily driven by higher inventory allowances, lower sales volume which increased the impact of fixed logistics costs, and higher royalty costs due to proportionally higher sales of licensed content. Gross margin for the three months ended December 31, 2014 was also negatively impacted by changes in product mix with proportionally higher sales of lower-margin hardware. Gross margin for the nine months ended December 31, 2014 was also negatively impacted by significantly higher trade discounts as a percentage of net sales to support sell-through of higher than desired inventory levels at retail entering the fiscal year, and changes in product mix with proportionally higher sales of lower-margin toys.

Operating expenses for the three and nine months ended December 31, 2014 decreased 10% and 2%, respectively, as compared to the same periods in 2013 primarily driven by lower spending on cooperative advertising, partially offset by an increase in allowance for doubtful accounts. Operating expenses for the nine months ended December 31, 2014 was also impacted by lower incentive compensation expense.

Income from operations for the three and nine months ended December 31, 2014 decreased 74% and 73%, respectively, as compared to the same periods in 2013 due to the decreases in net sales and reduced gross margin, partially offset by lower operating expenses.

Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents totaled $94.0 million and $168.1 million at December 31, 2014 and 2013, respectively. The decrease was primarily due to a decrease in net cash generated by operating activities as a result of reduced operating results, and increased inventory levels, as well as due to higher capital expenditures during the year. In line with our investment policy, cash equivalents were comprised of high-grade short-term money market funds as of December 31, 2014.

Cash and cash equivalents held by our foreign subsidiaries totaled $25.5 million and $31.4 million as of December 31, 2014 and 2013, respectively. We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2014 to be indefinitely reinvested, and accordingly, no U.S. income taxes have been provided thereon. We do not currently intend to repatriate any foreign earnings to the U.S. However, if we were to repatriate these amounts to the U.S., any associated tax liability would be fully offset by our domestic net operating loss or tax credit carry forwards for the foreseeable future.

A change in business strategy for distributing product into Mexico will ultimately result in the liquidation of our subsidiary in Mexico as we outsource distribution to a third party. At the end of the liquidation process, we intend to repatriate any residual cash to the U.S. We believe this cash repatriation will be considered a return of capital and not a repatriation of earnings and therefore will not result in a U.S. tax liability. Accordingly we have not recorded a tax provision for such return of capital.

We have an asset-based revolving credit facility (the “revolving credit facility”) with a potential borrowing availability of $75.0 million for the months of September through December and $50.0 million for the remaining months. The borrowing availability varies according to the levels of our accounts receivable and cash and investment securities deposited in secured accounts with the lenders. Borrowing availability under this revolving credit facility was $45.3 million as of December 31, 2014. There were no borrowings outstanding on our revolving credit facility at December 31, 2014.

Our accumulated deficit of $146.4 million at December 31, 2014 and net cash used in operating activities during the current quarter are not expected to have an impact on our future ability to operate, given our anticipated cash flows from operations, cash position and the availability of our revolving credit facility.

Future capital expenditures are primarily planned for new product development and purchases related to the upgrading of our information technology capabilities. We expect that capital expenditures for the fiscal year ending March 31, 2015, including those for capitalized content and website development costs, will be funded with cash flows generated by operations. Capital expenditures were $34.2 million for the nine months ended December 31, 2014 and $25.5 million for the same period of 2013. We expect capital expenditures to be in the range of $40.0 million to $45.0 million for the fiscal year ending March 31, 2015, as we make significant investments to upgrade our internal business systems and invest in significant new product launches during the year. We expect capital expenditures to be lower than this level in future years.

On February 10, 2014, our board of directors approved a stock repurchase program authorizing us to repurchase up to an aggregate of $30.0 million of our common stock through December 31, 2014. During the three months ended June 30, 2014, the number of shares we repurchased was insignificant. The repurchased shares were retired upon repurchase. During the three months ended December 31, 2014, we did not repurchase any of our common stock. This stock repurchase program expired on December 31, 2014.

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

Cash Sources and Uses

The table below shows our sources and uses of cash for the nine months ended December 31, 2014 as compared to the same period in 2013:

	Nine Months Ended December 31,		% Change 2014 vs.
	2014	2013	2013
	(Dollars in millions)
Net cash provided by (used in):
Operating activities	$(104.9)	$0.7	N/M
Investing activities	(34.2)	(25.5)	(34)%
Financing activities	0.5	3.3	(84)%
Effect of exchange rate changes on cash	0.5	(0.1)	N/M
Decrease in cash and cash equivalents	$(138.0)	$(21.7)	N/M

Net cash used in operations for the nine months ended December 31, 2014 increased $105.6 million as compared to the same period in 2013 primarily due to increased net loss related to operating activities and higher inventory levels at the end of the period.

Net cash used in investing activities for the nine months ended December 31, 2014 increased $8.7 million as compared to the same period of 2013 primarily due to an increase in investments to upgrade our internal business systems and to develop more complex new products.

Net cash provided by financing activities for the nine months ended December 31, 2014 decreased $2.8 million as compared to the same period of 2013 primarily due to a decrease in proceeds from stock option exercises and employee stock purchase plan.

Seasonal Patterns of Cash Provided By or Used in Operations

Historically, through 2011, our cash flows from operations has generally been highest in the quarter ending in March of each year when we collect a majority of our accounts receivable booked in the quarter ending in December of the prior calendar year. In 2013 and 2012, an increase in earlier sales to retailers in the quarters ending in September and December, and credit card-based sales through our App Center in the quarter ending in December resulted in higher cash flow from operations in the quarter ending in December than in the quarter ending in March, which was a deviation from our historical norm. Cash flow used in operations tends to be highest in the quarter ending in September, as collections from prior accounts receivable taper off and we invest heavily in inventory in preparation for the holiday season. Historically, cash flow generally turns positive again in the quarter ending in December as we begin to collect on the accounts receivable associated with the holiday season. However, this pattern has not continued for the current fiscal year due to later launches of new products as well as the deterioration of our overall financial performance in the current year as compared to previous years. Due to the significant reduction in cash generated from operations and increase in inventory levels during the December quarter, we used more cash in operations than was provided. These factors may also reduce our cash provided by operations in the quarter ending March 31, 2015 as compared to previous years. These seasonal patterns may vary depending upon general economic conditions and other factors.

Contractual Obligations and Commitments

We have had no material changes outside the ordinary course of our business in our contractual obligations during the nine months ended December 31, 2014. In addition, as of December 31, 2014, we had commitments to purchase inventory under normal supply arrangements totaling approximately $27.8 million and had no outstanding off-balance sheet arrangements.

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

We have made no material changes to any of the critical accounting policies discussed in our 2013 Form 10-K through December 31, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in Item 7A of our 2013 Form 10-K have not changed materially for our quarter ended December 31, 2014.

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

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements, but the program, when properly executed, may not always eliminate our exposure to movements of currency exchange rates. The results of our hedging program for the three and nine months ended December 31, 2014 and 2013 are summarized in the table below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
	(Dollars In thousands)		(Dollars In thousands)
Gain (loss) on foreign exchange forward contracts	$1,209	$(484)	$2,871	$(1,754)
Gain (loss) on underlying transactions denominated in foreign currency	(1,551)	185	(3,379)	1,254
Net losses	$(342)	$(299)	$(508)	$(500)

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts outstanding as of December 31, 2014 is as follows:

	As of December 31, 2014
	Average Forward Exchange Rate	Notional Amount in Local Currency	Fair Value of Instruments in USD
		(1)	(2)
Currencies:
British Pound (GBP/USD)	1.559	15,364	$11
Euro (Euro/USD)	1.217	9,521	57
Canadian Dollar (USD/CAD)	1.158	2,763	1
Total fair value of instruments in USD			$69

(1)	In thousands of local currency
(2)	In thousands of USD

Cash equivalents are presented at fair value on our consolidated balance sheet. We invest our excess cash in accordance with our investment policy. As of December 31, 2014 and 2013, our excess cash was invested in money market funds. As of March 31, 2014, our excess cash was invested in money market funds and a certificate of deposit.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2014, because of the material weakness in internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

As described above in the section “Completed or Planned Remediation Actions to Address Material Weakness”, there were changes in our internal control over financial reporting during the nine months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Two purported securities class actions (the “Class Actions”) have been filed in the United States District Court for the Northern District of California against us and two of our officers, John Barbour and Raymond L. Arthur. The Class Actions, which were filed on January 23 and February 2, 2015, respectively, are captioned: Newett v. LeapFrog Enterprises, Inc. et al., Case No. 3:15-cv-00347 and Farias v. LeapFrog Enterprises, Inc. et al., 3:15-cv-00478. The complaints filed in the Class Actions, which are substantially identical, allege that all defendants violated Section 10(b) the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5, by making materially false or misleading statements to purchasers of our stock regarding our financial projections and performance between May 5, 2014 and January 22, 2015. The complaints also allege that Messrs. Barbour and Arthur violated Section 20(a) of the Exchange Act. The complaints seek class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. The foregoing is a summary of the allegations in the complaints and is subject to the text of the complaints, which are on file with the Court. Based on a review of the complaints, we and the individual defendants believe that the plaintiffs’ allegations are without merit, and intend to vigorously defend against the claims.

A stockholder derivative action captioned Ziemann v. Chiasson, et al., Case No. RG15-757609 (the “Derivative Action”) was filed on February 5, 2015, in the Superior Court of California, County of Alameda, purportedly on behalf of us against current members of our Board. The complaint in the Derivative Action alleges that our Board members breached their fiduciary duties, aided and abetted each other's alleged breach of fiduciary duties, and committed corporate waste by permitting us to make allegedly false or misleading statements between May 5, 2014 and January 22, 2015. The statements at issue in the Derivative Action are substantially similar to those at issue in the Class Actions described above. The plaintiff in the Derivative Action seeks, purportedly on behalf of us, an unspecified award of damages including, but not limited to, fees and costs associated with the pending Class Actions, various corporate governance reforms, an award of restitution, an award of reasonable costs and expenses, including attorneys' fees, and other further relief as the Court may deem just and proper. The foregoing is a summary of the allegations in the complaint filed in the Derivative Action and is subject to the text of the complaint, which is on file with the Court. Based on a review of the complaint, we believe that the plaintiff has failed to establish standing to sue on our behalf.

In addition, from time to time, we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents and other intellectual property rights, claims related to breach of contract, employment disputes and a variety of other matters. We record a liability when we believe that it is both probable that a loss will be incurred, and the amount can be reasonably estimated. In the opinion of management, based on current knowledge, it is not reasonably possible that any of the pending legal proceedings or claims will have a material adverse impact on our financial position, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against us in a particular reporting period for amounts in excess of management’s expectations, our consolidated financial statements of the same reporting period could be materially adversely affected.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” in our 2013 Form 10-K, except for the risk factors below:

If we were required to record an impairment charge related to the value of our long-lived assets, or an additional valuation allowance against our deferred tax assets, our results of operations would be adversely affected.

Our long-lived assets are tested for impairment if indicators of impairment exist. If impairment testing shows that the carrying value of our long-lived assets exceeds their estimated fair values, we would be required to record a non-cash impairment charge, which would decrease the carrying value of our long-lived assets, as the case may be, and our results of operations would be adversely affected. Our deferred tax assets include net operating loss and tax credit carryforwards that can be used to offset taxable income and reduce income taxes payable in future periods. Each quarter, we determine the probability of realizing the benefits of our deferred tax assets. If we determine that there is not sufficient anticipated future taxable income to realize the benefits of these assets, an additional valuation allowance would be required to reduce the value of our deferred tax assets. Such a reduction could result in a material non-cash expense in the period in which the valuation allowance is adjusted and our results of operations would be adversely affected. We will continue to perform these tests and any future adjustments may have a material adverse effect on our financial condition and results of operations.

Failure to successfully implement new strategic operating initiatives could have a significant adverse effect on our business, financial condition and results of operations.

We continually evaluate the opportunity to grow and improve our business processes in a variety of ways. For example, in the recent past, we have undertaken initiatives to change our fiscal year, update our enterprise resource planning system, reduce our costs, increase our efficiency, enhance product safety, and simplify processes. These initiatives involve investment of capital and complex decision-making as well as extensive and intensive execution, and the success of these initiatives is not assured. Failure to successfully implement any of these initiatives, or the failure of any of these initiatives to produce the results anticipated by management, could have a significant adverse effect on our business, financial condition, and results of operations.

Our success is dependent on our ability to attract and retain highly skilled personnel, including senior management, and a recent reduction in force may impede our ability to do so.

Our success depends on our ability to attract and retain highly skilled personnel in key functions, including senior management. We compete with many other potential employers in recruiting, hiring and retaining skilled officers and other key employees. Recently, we implemented a reduction in our workforce to align our employee base and cost structure with our current and anticipated revenues. These reductions will result in reallocations of duties and may increase employee uncertainty and discontent and may cause unintended or increased attrition. There is no guarantee that we will be able to recruit, hire or retain the senior management, officers and other employees we need to succeed and the reductions in force could make it more difficult to do so.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-86898	3.03	7/22/2002

3.02	Amended and Restated Bylaws	8-K	001-31396	3.01	11/20/2012

4.01	Form of Specimen Class A Common Stock Certificate	10-Q	001-31396	4.01	11/3/2011

4.02	Fourth Amended and Restated Stockholders Agreement, dated as of May 30, 2003, by and among LeapFrog Enterprises, Inc. and the other persons named therein	10-Q	001-31396	4.02	8/12/2003

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc.
(Registrant)

/s/ John Barbour
John Barbour
Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2015

/s/ Raymond L. Arthur
Raymond L. Arthur
Chief Financial Officer
(Principal Financial Officer)

Date: February 9, 2015

