Form 10-K
period 2015-03-31
LEAPFROG ENTERPRISES INC
filed 2015-06-15
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2014, calculated using the closing sale price as of that day, was approximately $270.1 million. Shares of common stock held by each executive officer and director of the registrant and by each person who is known by the registrant to own 5% or more of the outstanding voting power of the registrant’s common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of Class A common stock and Class B common stock, outstanding as of May 29, 2015, was 66,271,180 and 4,394,354 respectively.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference in Part III of this Annual Report on Form 10-K portions of its definitive proxy statement for the 2015 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended March 31, 2015.

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

SPECIAL NOTE ON FISCAL PERIOD DATES

On May 13, 2014, our board of directors approved a change in our fiscal year end from December 31 to March 31. In connection with this change, this Annual Report on Form 10-K presents information regarding LeapFrog’s performance during the fiscal year ended March 31, 2015 (our first full fiscal year since the change, which we also refer to as “fiscal 2015”), the three-month transition period ended March 31, 2014, and the years ended December 31, 2013 and 2012. For purposes of comparison, we have included the unaudited financial results for the year ended March 31, 2014 (which reflects the combined results for the nine months from April 1, 2013 through December 31, 2013 and the three-month transition period from January 1, 2014 through March 31, 2014). This Annual Report on Form 10-K also presents future financial obligations for the fiscal years ending March 31, 2016 through the fiscal year ending March 31, 2025.

SPECIAL NOTE ON FINANCIALS

Unless otherwise noted, all financial information is presented in thousands except for per share data and percentages.

i

ii

PART I

ITEM 1. BUSINESS

LeapFrog Enterprises, Inc. (“LeapFrog,” “we,” “us” or “our”), founded in 1995 and incorporated in 1997 in the State of Delaware, is a leading developer of educational entertainment for children. Our product portfolio consists of multimedia learning platforms and related content and learning toys. We have developed a number of learning platforms, including the LeapTV educational video game system, the LeapPad family of learning tablets, the Leapster family of handheld learning game systems, and the LeapReader reading and writing systems, which facilitate a wide variety of learning experiences provided by our rich content libraries, available in cartridge, print and digital format. We have created hundreds of interactive content titles for our platforms, covering subjects such as phonics, reading, writing, mathematics, science, social studies, creativity and life skills. In addition, we have a broad line of stand-alone interactive learning toys, including the popular My Pal Scout line. Many of our products connect to our proprietary online LeapFrog Learning Path (the “Learning Path”), which provides personalized feedback on a child’s learning progress and offers product recommendations to enhance each child’s learning experience. Our products are available in four languages (English, Queen’s English, French and Spanish) and are sold globally through retailers, distributors and directly to consumers via the LeapFrog App Center (“App Center”). LeapFrog is headquartered in Emeryville, California.

On May 31, 2014, our board of directors approved a change in our fiscal year-end from December 31 to March 31 in order to better align our business planning and financial reporting functions with the seasonality of our business. In connection with this change, this Annual Report on Form 10-K reports financial results for the year ended March 31, 2015 (our first full fiscal year since the change, which we also refer to as “fiscal 2015”), the three-month transition period ended March 31, 2014, and the years ended December 31, 2013 and 2012. For purposes of comparison, we have included the unaudited financial results for the year ended March 31, 2014 (which reflects the combined results for the nine months from April 1, 2013 through December 31, 2013 and the three-month transition period from January 1, 2014 through March 31, 2014). Refer to Note 22 – “Unaudited Comparative Data” in our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Business Segments and Operations

We organize, operate and assess our business in two primary operating segments: United States (“U.S.”) and International. Refer to Note 21—“Segment Reporting” in our Consolidated Financial Statements included in this Annual Report on Form 10-K for detailed information on our segments and their financial results for the year ended March 31, 2015, the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012.

The operations of our business segments are described below.

•	United States: The U.S. segment is responsible for the development, design, sale and marketing of multimedia learning platforms, related content and learning toys, which are sold primarily through retailers, including their online channels, distributors, and directly to consumers via our App Center in the U.S. The App Center includes both content developed by us and content from third parties that we curate and distribute.

The U.S. segment represented approximately 69%, 69%, 70% and 73% of our consolidated net sales for the year ended March 31, 2015, the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012, respectively. The majority of this segment’s net sales are to four large retailers. Sales invoiced to Wal-Mart Stores, Inc. (“Wal-Mart”), Toys “R” Us, Inc. (“Toys “R” Us”), Target Corporation (“Target”) and Amazon.com, Inc. (“Amazon”), in the aggregate, accounted for approximately 70%, 60%, 73% and 73% of the segment’s gross sales for the year ended March 31, 2015, the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012, respectively. Each of these customers accounted for 10% or more of our consolidated and U.S. segment’s gross sales for the year ended March 31, 2015. Wal-Mart, Toys “R” Us and Target accounted for 10% or more of our consolidated and U.S. segment’s gross sales for the three months ended March 31, 2014, and the years ended December 31, 2013 and 2012. Accordingly, the loss of any of these four customers would have a material adverse effect on our business.

•	International: The International segment is responsible for the localization, sale and marketing of multimedia learning platforms, related content, and learning toys, originally developed for the U.S. This segment markets and sells our products to national and regional mass-market and specialty retailers, including their online channels, and other outlets through our offices in the United Kingdom, France and Canada, through distributors in various markets such as Australia, South Africa, Mexico and Spain, and directly to consumers via the App Center.

The International segment represented approximately 31%, 31%, 30% and 27% of our consolidated net sales for the year ended March 31, 2015, the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012, respectively. For the year ended March 31, 2015, the three months ended March 31, 2014 and the year ended December 31, 2013, the United Kingdom accounted for 12%, 10% and 11%, respectively, of our consolidated net sales, but no other foreign country represented 10% or more of our consolidated net sales for the year ended December 31, 2012. Sales invoiced to Wal-Mart, Toys “R” Us, Target and Amazon, in the aggregate, accounted for approximately 30%, 25%, 36% and 34% of the segment’s gross sales for the year ended March 31, 2015, the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012, respectively.

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

The LeapPad learning tablet line is our line of children’s learning tablets for children ages three to nine, with built-in cameras for taking photographs and videos, and age-appropriate on-board content and utilities. LeapPad tablets are compatible with cartridge and digital content designed for our LeapPads from our LeapFrog Learning Library. In fiscal 2015, we launched LeapPad3, a new version of our 5” screen tablet line featuring a capacitive screen and faster processor, and LeapPad Ultra XDi, a revised version of LeapPad Ultra.

•	LeapTV gaming systems

In fiscal 2015, we launched LeapTV, our first educational active television-based video gaming system for children ages three to eight. With a game console, a transforming controller, a motion-sensing camera, and built-in Wi-Fi capability, LeapTV gets children into the action while learning. LeapTV is compatible with the LeapTV cartridge and digital content from our LeapFrog Learning Library.

•	Leapster Learning Game Systems

Our line of Leapster handheld learning game systems is for children ages four to nine. The latest version in this line is LeapsterGS, with motion-based play, a built-in camera and video recorder, kid-friendly controls, and a recharger pack option. LeapsterGS is compatible with cartridge and digital content designed for both LeapPads and LeapsterGS from our LeapFrog Learning Library.

•	LeapReader Learning Systems

The LeapReader learning systems line of products consists of the LeapReader reading and writing system, a stylus-based learn-to-read-and-write product, designed for children ages four to eight, and the LeapReader Junior reading system, a get-ready-to-read system for children ages one to four. The LeapReader reading and writing system replaced our Tag reader line of products in the learn-to-read segment and represents our continual drive to bring innovation to this segment, with an internal rechargeable battery, enhanced writing feedback capabilities, and new writing and audio book content. The LeapReader reading and writing system combines essential literacy skills: reading, writing and listening, while our LeapReader Junior get-ready-to-read systems introduces young children, to books and reading and to develop book-basics and early vocabulary and other preschool skills. LeapReader learning systems are compatible with select digital downloads from our LeapFrog Learning Library.

•	Content

Our LeapFrog Learning Library consists of over 1,300 downloadable digital content titles available for sale via our App Center that are exclusively compatible with one or more of our LeapPad, Leapster, LeapTV or LeapReader products. Our library includes a wide variety of learning games, videos, music, flashcards, interactive storybooks and other learning content that cover educational cornerstones such as math, reading, writing, geography and sciences, as well as other topics such as life skills, creativity through art, music and imaginative play, among others. Within our content offering, we curate and distribute content from over 50 content partners, including videos and music from premium children’s content providers such as Disney, Nickelodeon, Mattel, Hasbro and Kidz Bop and interactive educational content from third parties, including Disney and Nickelodeon.

We also sell over 50 educational learning games in cartridge format, for use with either our LeapPad and Leapster systems, or with LeapTV. Our cartridges cover educational cornerstones such as math, reading, writing, geography and sciences, as well as other topics such as life skills, creativity through art, music and imaginative play, among others.

We have a LeapReader system library of more than 150 physical books, audio books, maps, trivia and games for our LeapReader and LeapReader Junior products, designed to guide children through their learn-to-read journey, from their early exploration of board books with LeapReader Junior through LeapReader adventures that bring reading skills to life.

Our content features proprietary LeapFrog characters such as Scout and Violet, the LeapFrog Frogs, Mr. Pencil, Pet Pals and Stretchy Monkey, among others. We also feature popular licensed characters from Disney, Nickelodeon, Dreamworks, Mattel, Hasbro, and other licensing partners, including properties such as Anna and Elsa (Frozen), the Disney Princesses, Baymax (Big Hero 6), the Ninja Turtles, Jake and the Neverland Pirates, Dora the Explorer, Thomas the Tank Engine, Transformers and My Little Pony, among others.

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

Our learning toys line features products that enhance early skill building to preschool development all the way through kindergarten readiness. Our early learning line features our proprietary Scout and Violet puppy dog characters, which includes My Pal Scout and My Pal Violet, Scout’s Learning Lights Remote, Read With Me Scout & Violet, and more. For preschool and kindergarten readiness, we offer curricular focused experiences such as the Learning Friends line, newly launched during fiscal 2015, an all-new collection of friendly characters that help children prepare for their first days of school through pretend play and fun dialogue, as well as the all new Fridge Phonics, AlphaPup, Scribble & Write and My Own Leaptop. We also offer role play toys like Musical Rainbow Tea Party and the Shapes and Sharing Picnic Basket, among others. In addition, during fiscal 2015, we launched LeapBand, a wearable activity tracker, which encourages active play and healthy habits through nurturing a child’s very own personalized virtual pets.

Online Services:

•	LeapFrog App Center: The App Center is a web-based store, through which customers can purchase and download digital content for their LeapTV, LeapPad, Leapster and LeapReader products. The App Center sells a wide variety of learning games, videos, music, flashcards, interactive storybooks and other educational content. The App Center includes content developed by us, and content from third parties that we curate and distribute.

•	LeapFrog Learning Path: The Learning Path is a service that we first introduced in 2008. The Learning Path is a unique tool for parents, designed specifically to help support and guide their child's learning with personalized ideas and feedback, fun activities and expert advice, which is accessed through LeapFrog Connect.

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

During 2013, we launched a new component of the Learning Path that provides a weekly newsletter with resources and activities for children in order to drive engagement with the LeapFrog brand and our products. The Learning Path is a component of our strategy to build direct relationships with parents, keeping them engaged with us as their children grow through different learning stages.

For information on sales of product lines that constituted 10% or more of total net sales by segment, see Note 21 —“Segment Reporting” in our Consolidated Financial Statements included in this Annual Report on Form 10-K.

For more information about the risks associated with our new products, see Part I, Item 1A.—Risk Factors—“Our business depends on our ability to correctly predict highly changeable consumer preferences and product trends” in this Annual Report on Form 10-K.

Competition

While our products compete mainly in the learning toy and electronic learning-aids markets, our multimedia learning platforms increasingly compete in a broader arena with a variety of consumer electronics products including tablet computers, eBook readers, mobile devices and gaming platforms. We also face increased competition from creators of digital applications, software and content for children. Competition is significant in all of these markets.

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

Many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do. Our principal competitors in the learning toy category have included VTech Holdings Ltd., Mattel, Inc., primarily under its Fisher-Price brand, and Hasbro, Inc. and its Playskool division. The primary competitors for our multimedia learning products are kid-targeted tablets from Fuhu and VTech and, to a lesser extent, general tablet computers and eBook readers from Apple, Amazon and Samsung, and the Sony and Nintendo handheld gaming systems. For information on how competition could affect our business, see Part I, Item 1A.—Risk Factors—“If we are unable to compete effectively with existing or new competitors, our sales and market share could decline.”

Our products also compete for the leisure time of children and the discretionary spending of parents with other forms of media and entertainment. We design our products to bring fun to learning in order to compete favorably with these outside competitive influences.

Manufacturing

We are committed to designing and manufacturing products that meet or exceed applicable safety and regulatory requirements. As is the case with the overwhelming majority of toy brands and most consumer electronics companies, most of our products are manufactured in China. We actively manage our supplier base, mandating compliance with U.S. and international safety inspections and enforcing our product standards. Our standards require that we meet or exceed all applicable regulatory requirements regarding safety in the design, manufacture, packaging, and delivery into the hands of each product’s ultimate user, a child. Our quality control system processes include product testing and verification for safety and reliability, starting in the design phase of a product’s life cycle and continuing through production and field support. For more information about the adverse effects that could result from possible errors or defects in our products, see Part I, Item 1A.—Risk Factors—“Any defects contained in our products, or our failure to comply with applicable safety standards, could result in recalls, delayed shipments, rejection of our products, product liability and damage to our reputation, and could expose us to litigation or regulatory action.”

Our manufacturing and operations strategy is designed to maximize the use of outsourced services, particularly with respect to the actual production and physical distribution of our products. We outsource substantially all of our manufacturing using several Asia-based manufacturers, most of which manufacture our products at facilities in the Guangdong province in the southeastern region of China. These manufacturers are selected based on their technical and production capabilities and are matched to particular products to achieve cost and quality efficiencies. We depend on these manufacturers to produce sufficient volumes of our finished products in a timely fashion, at satisfactory cost and quality levels, and in accordance with our and our customers’ terms of engagement. Labor costs in China continue to increase due to a variety of factors. For information on the potential business risk resulting from our reliance on contract manufacturers, see Part I, Item 1A.—Risk Factors—“Our reliance on a limited number of third-party manufacturers to produce the majority of our products presents risks to our business.”

We have established subsidiaries in Hong Kong and Shenzhen, China to work closely with our contract manufacturing service providers. These subsidiaries manage product design, the supply of raw materials, labor and the assembly process.

Most of our products are manufactured from basic raw materials such as plastic and paper, and a majority of our products require electronic components. These raw materials are readily available from a variety of sources, but may be subject to significant price fluctuations. Some of the electronic components used to make our products, including our application-specific integrated circuits, currently come from single suppliers. For information as to how this concentration of suppliers could affect our business, see Part I, Item 1A.—Risk Factors—“ Significant increases in the cost of our components and raw materials or an inability to obtain these in sufficient quantities from our suppliers or alternative sources could negatively impact our financial results.”

Research and Development

We design our multimedia learning platforms and related content, learning toys, and online services using a combination of in-house research and development (“R&D”) resources and outside consultants. Generally, once the design phase of the product is complete, the remaining development and manufacturing of the products are outsourced to third parties. Our total R&D expense was $36.0 million, $9.1 million, $35.9 million and $36.6 million for the year ended March 31, 2015, the three months ended March 31, 2014, and the years ended December 31, 2013 and 2012, respectively.

•	Multimedia Learning Platform and Learning Toy Development: We believe that investment in R&D is a critical factor in strengthening our product portfolio. We have assembled a team of specialists with backgrounds in a wide variety of fields, including education, child development, hardware engineering, software development, content development, video games and toys. We have internally developed each of our current multimedia learning platforms using licensed technology, if warranted. For example, we use a version of Macromedia’s Flash player in our LeapPad and Leapster multimedia learning platforms. We also use optical pattern recognition hardware and software from Anoto AB in our LeapReader line of products. We have internally developed the majority of our learning toys.

•	Content Development: Our content production department oversees development of our interactive books, educational games, and stand-alone products, applying a pedagogical approach, which is based on established educational standards. Much of our content uses licensed characters, such as Paw Patrol, Sofia the First, the Disney Princesses, Jake and the Neverland Pirates, Dora the Explorer, and Team UmiZoomi, as well as characters from Transformers and My Little Pony. Most of our concept designs are created by our in-house content production department, many members of which have prior experience in the education, entertainment and educational content or video game industries.

•	Development of Online Services: Our online-connected products provide accessibility to the Learning Path and the App Center, both of which are key competitive differentiators. Our online capabilities, such as our Learning Path and the App Center, are developed through a combination of in-house team members and third-party resources. Many members of our development and production team have prior experience in online engineering and design. Our online services are based on a combination of internally-developed content, in-licensed content and web applications hosted by third parties.

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

Distribution

Our customers generally fit into one of the following categories:

•	Retailers that resell our products to consumers, through their retail stores and their own online channels, in the U.S. and some international regions;

•	Distributors that purchase our products for resale to retailers, generally internationally; and

•	Direct consumers who purchase our apps via our App Center.

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

For a discussion of how our intellectual property rights may not be sufficient to prevent other companies from using similar or identical technology, see Part I, Item 1A.—Risk Factors—“If we are unable to maintain or acquire licenses to include intellectual property owned by others in our products, our operating results could suffer.” For a discussion of how our intellectual property rights may not insulate us from claims of infringement by third parties, see Part I, Item 1A.—Risk Factors—“We may not succeed in protecting or enforcing our intellectual property rights and third parties may claim that we are infringing their intellectual property rights.”

In addition to proprietary materials we have developed, we use various licensed technologies in some of our key products, such as LeapTV, LeapPad, Leapster and LeapReader. Our continued use of these rights is dependent on our continued compliance with applicable license terms. Any failure to do so could interrupt our supply chain and require us to modify our products or business plans. Please see Part I, Item 1A.—Risk Factors—“If we are unable to maintain or acquire licenses to include intellectual property owned by others in our products, our operating results could suffer” for further discussion of the risks we face in relying on third-party technology licenses for our products.

Seasonality

Our business is highly seasonal with a significant portion of our revenue occurring in the two quarters ending September 30 and December 31. Given relatively low sales volumes in the six months ending June 30 and the fixed nature of many of our operating expenses, which occur fairly evenly throughout the year, our results of operations have historically been stronger in our quarter ending September 30 and quarter ending December 31 relative to our quarter ending March 31 and quarter ending June 30. Conversely, our cash flow from operations tends to be highest in the March quarter when we collect a majority of our accounts receivable related to sales made in the preceding December quarter. Cash flow from operations is generally lowest in our September quarter, as accounts receivable collections taper off and we build our inventory levels in preparation for the holiday season in the succeeding December quarter. The reduction in cash flow in the September quarter generally means that our available cash is at its lowest point for the year in the first month of the December quarter.

Our seasonal net sales patterns for the years ended March 31, 2015, 2014 and 2013 are shown in the table below:

	Years Ended March 31,
	2015	2014	2013
Percent of total net sales:
Quarter ended June 30	14%	16%	12%
Quarter ended September 30	33%	38%	33%
Quarter ended December 31	43%	35%	41%
Quarter ended March 31	10%	11%	14%
Total	100%	100%	100%

Seasonal purchasing patterns and their related production lead times create risk in our business due to possible under-production of popular items or over-production of items that do not match consumer demand. In addition, our retail customers continue to manage their inventories stringently, requiring us to ship products close to the time of expected consumer demand. For more information about the effects of seasonality on our business see Part I, Item 1A.—Risk Factors—“Our business is highly seasonal, and our annual operating results depend, in large part, on sales relating to the brief holiday season.”

Financial Information about Geographic Areas

Financial information regarding U.S. sales and operations versus international sales and operations is included in Note 21—“Segment Reporting” in our Consolidated Financial Statements included in this Annual Report on Form 10-K. For information regarding risks associated with our foreign operations upon which our international segment depends, see Part I, Item 1A.—Risk Factors—“We face risks associated with international operations.”

Employees

As of March 31, 2015, we employed 524 people on a full-time basis as compared to 587 as of March 31, 2014. The decrease is primarily due to the restructuring plan we implemented in February 2015 to reduce our global workforce in an effort to streamline our operations and reduce our cost structure. We also retain independent contractors to provide various services. Except with respect to some of our foreign subsidiaries, we are not subject to any collective bargaining agreements. Some of our foreign subsidiaries are subject to collective bargaining agreements whose benefits and terms are codified and required under local labor laws. We believe that our relationship with our employees is good.

Executive Officers of the Registrant

The following table sets forth information with respect to our executive officers as of May 31, 2015:

Name	Age	Position Held

John Barbour	56	Chief Executive Officer
Raymond L. Arthur	56	Chief Financial Officer
Gregory B. Ahearn	48	Executive Vice President and Chief Marketing Officer
Kenneth A. Adams	59	Senior Vice President of Sales
Antony Hicks	43	Chief International Officer

John Barbour has served as our Chief Executive Officer and as a board member since March 2011. Prior to joining LeapFrog, he served as President of the GameHouse Division of RealNetworks, Inc., a digital media company, from October 2008 to August 2010. From October 2006 to October 2008, Mr. Barbour served as the Managing Partner of Volta Capital, LLC, a strategy and investment consulting firm. From 1999 to June 2006, Mr. Barbour was employed by Toys “R” Us, Inc., a leading retailer of children’s toys and products. He served as President of Toys “R” Us U.S. from August 2004 to June 2006. Prior to that, he served as President of Toys “R” Us International and Chairman of Toys “R” Us Japan from February 2002 to August 2004. From 1999 to 2002, Mr. Barbour served as President and Chief Executive Officer of toysrus.com, a subsidiary of Toys “R” Us, Inc. Mr. Barbour has also held senior-level positions with Hasbro, Inc., OddzOn Products, Inc., and Universal Matchbox Group, Ltd. In addition, Mr. Barbour has served as a director of the Toy Industry Association, Inc., a not-for-profit trade association that represents toy and youth entertainment companies, since 2013. Mr. Barbour holds a B.Sc. in Chemistry, with Honors, from the University of Glasgow.

Raymond L. Arthur has served as our Chief Financial Officer since July 2012. Prior to joining LeapFrog, Mr. Arthur served as Chief Financial Officer at The Pep Boys – Manny, Moe, & Jack, a full-service and tire automotive aftermarket chain, from 2008 to 2012. Prior to that, Mr. Arthur served in various capacities for Toys “R” Us, Inc., including as Chief Financial Officer of Toys “R” Us, Inc., from 2004 to 2006, as President and Chief Financial Officer of toysrus.com from 2000 to 2003 and as Corporate Controller of Toys “R” Us from 1999 to 2000. Previously, he worked in a variety of roles for General Signal Corporation, American Home Products Corporation, American Cyanamid Company and in public accounting. Mr. Arthur received his B.A. in Accounting from William Paterson College.

Gregory B. Ahearn has served as our Executive Vice President and Chief Marketing Officer since June 2012. Prior to joining LeapFrog, Mr. Ahearn served in various positions for Toys “R” Us, Inc., a leading retailer of children’s toys and products, from 2000 to 2012, most recently as Senior Vice President and Chief Marketing Officer. Prior to joining Toys “R” Us, Mr. Ahearn was Vice President of Marketing for Hasbro, Inc.’s OddzOn toy division from 1997 to 2000. From 1995 to 1997, Mr. Ahearn held senior marketing positions at OddzOn Products, Inc. prior to its acquisition by Hasbro. Mr. Ahearn also previously held several brand management positions at Mattel, Inc. Mr. Ahearn received his bachelor’s degree from Georgetown University and his Masters of Business Administration from the University of Southern California.

Kenneth A. Adams has served as our Senior Vice President of Sales since June 2013. Prior to joining LeapFrog, Mr. Adams served as Vice President of Sales for emerging channels and business development at Hasbro, Inc., a toy and board game company. Mr. Adams’ previous roles with Hasbro, Inc. included Vice President, Team Lead for Target and Vice President, Team Lead for Toys “R” US.

Antony Hicks has served as our Chief International Officer since October 2014. Prior to joining LeapFrog, Mr. Hicks served as Chief Executive Officer, Indochina at The Carlsberg Group, a Danish brewing company, from 2013 to 2014. Prior to that, Mr. Hicks was employed by Molson Coors Brewing Company, a North American brewing company, from 1998 to 2013, where he held various leadership positions, including Managing Director and Chief Commercial Officer, Asia Pacific. Mr. Hicks received his bachelor’s degree from the University of Nottingham in Biochemistry and Genetics and his Masters of Business Administration from the University of Lancaster.

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

The preferences and interests of children and families evolve quickly, can change drastically from year to year and are difficult to predict. Even our successful products typically have a relatively short period of high demand followed by a decrease in demand as the product matures. We depend on our ability to correctly identify changing consumer sentiments well in advance and supply new products that respond to such changes on a timely basis. We also rely on our ability to identify third-party entertainment media that is likely to be popular with consumers and license rights to such media to incorporate into our products. In addition, we need to be able to accurately forecast sales of these products in order to optimize our production schedules and manage our inventory. Since our products typically have a long development cycle, in some cases lasting over a year, it can be difficult to correctly predict changing consumer preferences and accurately forecast optimal production and sales targets for these products. If we are unable to correctly predict consumer preferences, successfully integrate popular third-party media with our own or accurately forecast sales targets for our products, it could negatively impact our current and future operating results. For example, net sales of our both our LeapPad and LeapTV platforms in fiscal 2015 were below our expectations, resulting in higher than anticipated inventory levels of the products at fiscal year-end and operating results that substantially underperformed our expectations.

To remain competitive and stimulate consumer demand, we must continue to develop new products and services and successfully manage frequent product introductions and transitions.

Due to the highly volatile and competitive nature of the industries in which we compete, we must continually introduce new products and services, enhance existing products and services, and effectively stimulate customer demand for new and upgraded products. We cannot be sure that any new products or services will be widely accepted and purchased by consumers or that we will be able to successfully manage product introductions and transitions. Failure by consumers to accept our new products and services or to pay a higher price for some of our key products, or our failure to manage product introductions and transitions, could adversely affect our operating results. For example, consumer demand and acceptance of our LeapTV platform in fiscal 2015 was below our expectations, resulting in higher than anticipated inventory levels of the product at year end and contributing to our lower than anticipated financial results.

If inventory levels are too high, or if we do not maintain sufficient inventory levels to deliver our products to our customers in sufficient quantities, or on a timely basis, or our operating results will be adversely affected.

The high degree of seasonality of our business places stringent demands on our product planning, inventory forecasting and production planning processes. This inventory management approach may be particularly challenging when combined with “just-in-time” inventory management systems commonly used by retailers to minimize their inventory levels. If we fail to meet tight shipping schedules, we could damage our relationships with retailers, increase our shipping costs or cause sales opportunities to be delayed or lost. In order to be able to deliver our merchandise on a timely basis, we need to maintain adequate inventory levels of the desired products. This requires us to begin to place orders for components up to a year in advance, and we produce a significant amount of product months in advance, of the holiday season. At the time these orders are being placed and product is being produced, we generally do not have firm orders from retailers or a complete understanding of what the consumer demand for those products will be in the holiday season. If our product planning, inventory forecasting and production planning processes result in our manufacturing inventory in excess of the levels demanded by our customers, we could be required to record inventory write-downs for excess and obsolete inventory, which would adversely affect our operating results. In addition, if our processes result in our inventory levels being too low to meet customer demand, or if we fail to meet tight shipping deadlines, we may lose sales or increase our shipping costs, which would adversely affect our operating results.

We rely on a small group of retailers that together accounted for the majority of our annual gross sales such that economic or other difficulties that affect these retailers or changes in their purchasing or related decisions could have a significant impact on our business and operating results.

Our top four retailers in the year ended March 31, 2015 were Wal-Mart, Toys “R” Us, Target and Amazon, which, in the aggregate, accounted for approximately 70%, 60%, 73% and 73% of the U.S. segment’s gross sales for the year ended March 31, 2015, the three months ended March 31, 2014, and the years ended December 31, 2013 and 2012, respectively. These top four retailers, in the aggregate, accounted for approximately 30%, 25%, 36% and 34% of the international segment’s gross sales for the year ended March 31, 2015, the three months ended March 31, 2014, and the years ended December 31, 2013 and 2012, respectively. In addition, these top four retailers, in the aggregate, accounted for approximately 56%, 47%, 61% and 61% of our consolidated gross sales for the year ended March 31, 2015, the three months March 31, 2014 and the years ended December 31, 2013 and 2012, respectively. For the foreseeable future, we expect to continue to rely on a small number of large retailers for the majority of our sales domestically and abroad.

We do not have long-term agreements with any of our retailers and retailers make all purchases by delivering one-time purchase orders. As a result, pricing, shelf space, cooperative advertising or special promotions, among other things, with each retailer are subject to periodic negotiation and alteration. In addition, Wal-Mart and Target have from time to time reduced the shelf space allocated to the electronic learning aids aisle within the toy department, which is where our multimedia platforms are merchandized and which may negatively impact our sales at these retailers.

In addition, we rely on our retail customers to successfully sell our products to consumers. Economic and other factors that adversely affect retailers, such as increased competition from online retailers, store closures, consolidation in the retail sector, bankruptcies and liquidity problems may adversely affect us. For example, the bankruptcy of Target Canada in 2014 resulted in bad debt expense of approximately $0.4 million. If any of these retailers reduce their purchases from us, reduce our shelf space at retail, materially change the terms on which we conduct business with them or experience a downturn in their business for any reason, our business and operating results could be adversely affected.

If global economic conditions deteriorate, our business and financial results could be affected.

We develop and distribute educational entertainment for children. Our performance can be materially impacted by the overall level of discretionary consumer spending. Consumers’ discretionary purchases of educational entertainment items for children may be impacted by unemployment, foreclosures, bankruptcies, reduced access to credit, interest rates, stagnant or declining wages, and other macroeconomic factors that affect consumer spending behavior. The current economic recovery in the U.S. may not be sustainable or may not be sufficiently broad-based to increase the spending throughout our consumer base. In addition, uncertainty with respect to national debt levels in the member states of the European Union, such as Greece, may pose a significant threat to the global economy as a whole. If these or other matters led to a deterioration of global economic conditions, it could potentially have a material adverse effect on our business and operating results.

If our marketing and advertising efforts fail to resonate with our customers, our business and operating results could be adversely affected.

Our products are marketed through a diverse spectrum of advertising and promotional programs. Our ability to sell our products and services is dependent in part upon the success of these programs. Additionally, given the importance of sales during the year-end holiday season, our marketing efforts tend to be concentrated in the quarter ending December 31. With this concentration, it can be more difficult to accurately assess the effectiveness of the advertising and make any necessary adjustments before the end of the December quarter. If the marketing for our products and services fails to resonate with consumers, particularly during the critical holiday season or during other key selling periods, or if we are unable to accurately assess the effectiveness of our advertising and make necessary adjustments, our business and operating results could be materially affected.

If we are unable to compete effectively with existing or new competitors, our sales and market share could decline.

We currently compete in the learning toy and electronic learning-aids categories of the U.S. and international toy market, with makers of children’s tablets and, to an increasing extent, with general purpose tablets, eBook readers, mobile devices and gaming platforms. Each of these markets is very competitive and we expect competition to increase in the future. The increasing choices for children’s educational entertainment can make it difficult for us to differentiate our products from our competition, causing consumers to select a competitor’s products.

Our LeapPad products face increasing competition from several tablets designed for children and from general-purpose tablets made by major electronics manufacturers. This means that we compete, to an increasing extent, with much larger makers of tablets such as Apple, Samsung and Amazon, as well as more traditional learning toy companies such as VTech, Mattel and Hasbro. Our digital content faces increasing competition from producers of low cost digital content for kids made for general purpose tablets and smart phones. This may adversely impact the prices we charge for content for our proprietary platforms and sales of such content, as well as our ability to charge a premium for any content we offer for Android and iOS tablets. We focus heavily on the educational aspect of our content, ensuring that each piece of content is based on age-appropriate educational curricula. In contrast, many of our competitors seek to compete primarily through aggressive pricing. We also face the challenge of competitors introducing similar products or functionality soon after we introduce our new products or product lines, and these competitors may be able to offer their products at lower prices using cheaper manufacturing processes or materials, more limited functionality, or reduced safety features.

Many of our competitors are significantly larger and have substantially greater financial, technical and marketing resources than we do. If we are is unable to compete effectively or successfully differentiate our products from the competition, our business and operating results could be adversely affected.

If we are unable to maintain or acquire licenses to include intellectual property owned by others in our products, our operating results could suffer.

Among our proprietary rights are inbound licenses from third parties for content such as characters, stories, music, illustrations and trade names, and for technologies we incorporate in our products, including key technology used in our LeapReader reading systems. In particular, we rely on our ability to acquire rights to popular entertainment media properties for content on our multimedia learning platforms. Ownership of highly popular children’s properties has become increasingly consolidated with two large entertainment companies: Disney and Viacom. Our continued use of these rights is dependent on our ability to continue to obtain these license rights and at reasonable rates. Any failure to do so could significantly impact our content sales or interrupt our supply chain and require us to modify our products or business plans.

Our success is dependent on our ability to attract and retain highly skilled personnel, including senior management, and a recent reduction in force may impede our ability to do so.

Our success depends on our ability to attract and retain highly skilled personnel in key functions, including senior management. We compete with many other potential employers in recruiting, hiring and retaining skilled officers and other key employees. Recently, we completed reductions in our workforce to align our employee base and cost structure with our current and anticipated revenues and we have experienced greater turnover in our employee base. These reductions and turnover will result in reallocations of duties and may increase employee uncertainty and discontent and may cause unintended attrition. In addition, it may make it more difficult for us to attract and recruit highly skilled employees. There is no guarantee that we will be able to recruit, hire or retain the senior management, officers and other employees we need to succeed and the reductions in force could make it more difficult to do so.

Our liquidity may be insufficient to meet the long-term or periodic needs of our business.

In addition to cash received from the collection of accounts receivable, from time to time, we may fund our operations and strengthen our liquidity through borrowings under our line of credit. Our line of credit has numerous financial tests and covenants that affect the amount we can borrow, and includes various events of default that could impair our ability to access credit under the credit line. In addition, continued operating losses over an extended period of time may render our cash plus borrowing availability under our line of credit insufficient to fund operations at current levels. Any impairment of our ability to access, or extend the term of, our credit line could increase our cost of capital or limit our ability to secure additional capital to fund our operations should we need it and materially impact our financial results and operations.

If we were required to record an impairment charge related to the value of our long-lived assets, or an additional valuation allowance against our deferred tax assets, our results of operations would be adversely affected.

Our long-lived assets are tested for impairment if indicators of impairment exist. If impairment testing shows that the carrying value of our long-lived assets exceeds their estimated fair values, we would be required to record a non-cash impairment charge, which would decrease the carrying value of our long-lived assets, as the case may be, and our results of operations would be adversely affected. For example, for the fiscal year ended March 31, 2015, we recorded a $19.5 million impairment charge against our goodwill and a $36.5 million long-lived assets impairment charge against our property and equipment. We will continue to review the recoverability of our remaining long-lived assets on a quarterly basis, which may result in additional impairment charges in future periods. Our deferred tax assets include net operating loss and tax credit carryforwards that can be used to offset taxable income and reduce income taxes payable in future periods. Each quarter, we determine the probability of realizing the benefits of our deferred tax assets. If we determine that there is not sufficient anticipated future taxable income to realize the benefits of these assets, an additional valuation allowance would be required to reduce the value of our deferred tax assets. Such a reduction could result in additional non-cash expense in the period in which the valuation allowance is adjusted and our results of operations would be adversely affected. For example, for the year ended March 31, 2015, we recorded a $90.8 million income tax provision as a result of establishing an additional valuation allowance against our domestic deferred tax assets. We will continue to perform these tests and any future adjustments may have a material adverse effect on our financial condition and results of operations.

Our business is highly seasonal, and our annual operating results depend, in large part, on sales relating to the brief holiday season.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, causing a substantial majority of our sales to retailers to occur during the quarters ending September 30 and December 31. Approximately 76% and 73% of our total net sales occurred during the six months ended December 31 of years ended March 31, 2015 and 2014, respectively; and approximately 70% and 75% of our total net sales occurred during the second half of the years ended December 31, 2013 and 2012, respectively. A decline of net sales, in the quarter ending September 30 or December 31 in particular, will have a disproportionate negative impact on our results for the year and can lead to ongoing weakness in sales to retailers well into the following year. Therefore, we may be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events such as economic crises, strikes, earthquakes, terrorist attacks or other catastrophic events that harm the retail environment or consumer buying patterns during our key selling season.

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

System failures in our digital services could harm our business.

The digital aspects of our business have grown substantially in strategic importance to our overall business. Any failure to provide a positive user experience in these services could have a negative impact on our reputation, sales and consumer relationships. In addition, we rely on third parties for certain critical aspects of the online user experience, such as payment processing and secure handling of credit card and other confidential information. If consumer demand for accessing our App Center or our website exceeds the capacity we have planned to handle during peak periods or if other technical issues arise, then we could lose sales and customers could be inconvenienced or become dissatisfied with our products. Any significant disruption to or cyber-attack on our App Center, website, internal computer systems, or those of our third-party service providers, or malfunctions related to transaction processing on our content management systems, could result in a loss of potential or existing customers and sales.

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

We rely on a combination of patents, copyrights, trademarks, service trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property and proprietary rights. The steps we have taken may not prevent unauthorized use of our intellectual property, particularly in foreign countries where we do not hold patents or trademarks or where the laws may not protect our intellectual property as fully as in the U.S. Some of our products and product features have limited intellectual property protection, and, as a consequence, we may not have the legal right to prevent others from copying and using these features in competitive products. In addition, monitoring the unauthorized use of our intellectual property is costly, and any dispute or other litigation, regardless of outcome, may be costly and time-consuming and may divert our management and key personnel from our business operations. However, if we fail to protect or to enforce our intellectual property rights successfully, our rights could be diminished and our competitive position could suffer, which could harm our operating results.

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

We derived approximately 31%, 31%, 30%, and 27% of our net sales from markets outside the U.S. during the year ended March 31, 2015, the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012, respectively.

Our business is subject to additional risks associated with conducting business internationally, including:

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

We operate in a highly regulated environment with international, federal, state and local governmental entities regulating many aspects of our business. Regulations with which we must comply include accounting standards, taxation requirements (including income tax rates, tariff and import duties, new tax laws and revised tax law interpretations), regulations regarding financial matters, environmental regulations, privacy regulations, regulations regarding advertising directed toward children, safety and other administrative and regulatory restrictions. Our international business requires compliance with the Foreign Corrupt Practices Act, the UK Bribery Act and similar laws. We are also subject to regulation by the U.S. Consumer Product Safety Commission and other similar federal, state and international regulatory authorities, some of which have conflicting standards and requirements. In addition, numerous states have enacted, and many others are considering enacting, laws directed at manufacturers regarding recycling of electronic products and the disclosure of the chemical composition of consumer products, including toys. Compliance with the various laws and regulations and other requirements of regulatory authorities imposes significant costs on the conduct of our business.

Changes to privacy regulations in the U.S. or Europe could have a significant impact on our business, as a growing percentage of our sales come from our digital multimedia learning platforms and related content. As we focus on digital products and direct marketing to consumers through the Internet, regulatory changes regarding the collection, use, disclosure, or security of personal information or other privacy-related matters, could negatively affect our business. Furthermore, consumer concerns regarding such matters, even if unfounded, could damage our reputation and operating results.

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

We continually evaluate the opportunity to improve our business processes in a variety of ways. For example, in the recent past, we have undertaken initiatives to change our fiscal year, update our enterprise resource planning system, reduce our costs, increase our efficiency, enhance product safety, and simplify processes. These initiatives involve investment of capital and complex decision-making as well as extensive and intensive execution, and the success of these initiatives is not assured. Failure to successfully implement any of these initiatives, or the failure of any of these initiatives to produce the results anticipated by management, could have a significant adverse effect on our business, financial condition, and results of operations.

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

As of March 31, 2015, Michael Milken and Lowell Milken together owned, directly and indirectly, approximately 3.6 million shares of our Class B common stock and Sandra Milken beneficially owned 0.8 million shares of our Class B common stock. Together, these three stockholders represented approximately 39.9% of the combined voting power of our Class A common stock and Class B common stock as of March 31, 2015. As a result, Messrs. Michael and Lowell Milken, and Ms. Milken, if voting together would have significant influence on stockholder vote outcomes, including with respect to:

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

Our stock price has been subject to volatility.

Our stock has and may continue to experience substantial price volatility. Our future success depends partly on the continued contribution of our key executives and technical, sales, marketing, manufacturing and administrative personnel. Part of our compensation package is equity based. To the extent our stock performs poorly, it may adversely affect our ability to retain or attract key employees, potentially resulting in lost institutional knowledge and key talent. In addition, a significant drop in the price of our stock could expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources. For example, the Company is currently defending itself against a securities class action lawsuit and has been named as a nominal defendant in a related stockholder derivative lawsuit. Continued stock price volatility could harm our ability to attract and retain sufficient qualified personnel by reducing the value of our equity compensation and could subject us to additional litigation.

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

ITEM 3. LEGAL PROCEEDINGS

Refer to information under the heading “Legal Proceedings” in Note 20—“Commitments and Contingencies” in our Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our Class A common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “LF.” On May 29, 2015, there were 2,125 holders of record of our Class A common stock and five holders of record of our Class B common stock.

The following table sets forth the high and low sales prices per share of our Class A common stock on the NYSE in each quarter during the last two completed fiscal years. The values stated below are actual high and low sales prices, inclusive of intra-day trading.

	High	Low
Year ended March 31, 2015
Fourth quarter	$4.80	$2.10
Third quarter	$6.35	$4.45
Second quarter	$7.85	$5.94
First quarter	$7.69	$6.48

Three months ended March 31, 2014	$8.05	$6.10

Year ended December 31, 2013
Fourth quarter	$9.70	$7.40
Third quarter	$11.95	$8.42
Second quarter	$10.34	$7.88
First quarter	$10.17	$8.15

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our common stock in the foreseeable future.

Share Repurchase Program

On February 10, 2014, the Company’s board of directors approved a stock repurchase program authorizing the Company to repurchase up to an aggregate of $30.0 million of its Class A common stock through December 31, 2014. During the three months ended June 30, 2014, the Company repurchased approximately 6 shares of its common stock at an average price of $6.50, which were retired upon repurchase. This stock repurchase program expired on December 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for the year ended March 31, 2015, the three months ended March 31, 2014, and the years ended December 31, 2013, 2012, and the consolidated balance sheet data as of March 31, 2015 and 2014 is qualified by reference to, and should be read in conjunction with, Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements (“Notes”) thereto. The selected consolidated statement of operations data for the year ended December 31, 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 have been derived from audited financial statements not included herein.

	Year Ended March 31,	Three Months Ended March 31,	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In millions, except per share data)
Consolidated Statement of Operations Data:
Net sales	$339.1	$56.9	$553.6	$581.3	$455.1
Gross profit	94.5	21.1	216.1	244.9	186.2
Operating expenses	235.1	39.8	181.1	180.9	162.5
Income (loss) from operations	(140.6)	(18.6)	34.9	64.1	23.7
Net income (loss)	$(218.8)	$(11.8)	$84.0	$86.5	$19.9
Net income (loss) per share:
Basic	$(3.12)	$(0.17)	$1.23	$1.29	$0.30
Diluted	$(3.12)	$(0.17)	$1.19	$1.24	$0.30
Shares used in calculating net income (loss) per share: *
Basic	70.1	69.4	68.4	67.1	65.4
Diluted	70.1	69.4	70.4	69.7	66.3

*	Weighted-average shares outstanding of Class A and Class B common stock

	March 31,		December 31,
	2015	2014	2013	2012	2011
	(In millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$127.2	$232.0	$168.1	$120.0	$71.9
Working capital **	177.3	290.6	312.4	266.0	187.2
Total assets	260.2	475.8	507.3	425.1	331.0
Total stockholders’ equity	$206.5	$418.1	$427.3	$329.9	$232.7

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

OVERVIEW

LeapFrog is a leading developer of educational entertainment for children. Our product portfolio consists of multimedia learning platforms and related content and learning toys. We have developed a number of learning platforms, including the LeapPad family of learning tablets, the LeapTV educational video game system, the Leapster family of handheld learning game systems, and the LeapReader reading and writing systems, which facilitate a wide variety of learning experiences provided by our rich content libraries. We have created hundreds of interactive content titles for our platforms, covering subjects such as phonics, reading, writing, mathematics, science, social studies, creativity and life skills. In addition, we have a broad line of stand-alone interactive learning toys, the popular My Pal Scout line. Many of our products connect to our proprietary online LeapFrog Learning Path, which provides personalized feedback on a child’s learning progress and offers product recommendations to enhance each child’s learning experience. Our products are available in four languages (English, Queen’s English, French and Spanish) and are sold globally through retailers, distributors and directly to consumers via our App Center.

On May 31, 2014, our board of directors approved a change in our fiscal year-end from December 31 to March 31 in order to better align our business planning and financial reporting functions with the seasonality of our business. In connection with this change, this Annual Report on Form 10-K reports financial results for the year ended March 31, 2015, the three-month transition period ended March 31, 2014, and the years ended December 31, 2013 and 2012. For purposes of comparison, we have included the unaudited financial results for the year ended March 31, 2014 (which reflects the combined results for the nine months from April 1, 2013 through December 31, 2013 and the three-month transition period from January 1, 2014 through March 31, 2014). Refer to Note 22 – “Unaudited Comparative Data” in our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

During the year ended March 31, 2015, decreased consumer demand for our LeapPad line of children’s tablets and associated content, lower than anticipated demand for our new LeapTV educational video game system and associated content, and decreased demand for our LeapReader learn-to-read system depressed results. Tighter inventory management across a number of our retailer partners and the West Coast port slowdown in the U.S. also contributed to the decrease in tablet sales. Net sales for the year ended March 31, 2015 was also negatively impacted by higher than desired inventory levels at retail entering the fiscal year which reduced retailer replenishment orders, as well as retailers reducing inventory levels. This performance was significantly below our expectations and resulted in significant operating loss for the fiscal 2015, and decreases in working capital and cash balance. Our near term future operating results will significantly depend on future demand for our products, including new products introduced during fiscal 2015 and being introduced in fiscal 2016.

Our results for the current and prior years included certain significant non-recurring items and trends that impacted our year-over-year and quarter-over-quarter comparisons, most notably in our impairment lines and tax line. In the quarter ended March 31, 2015, we recorded a $36.5 million non-cash impairment charge against our property and equipment. In the quarter ended December 31, 2014 of fiscal 2015, we recorded an income tax provision of $90.8 million as a result of establishing an additional valuation allowance against our domestic deferred tax assets. For the quarter ended December 31, 2014 of fiscal 2015, we recorded a $19.5 million non-cash goodwill impairment charge. In the quarter ended December 31, 2013 and 2012, we released $62.8 million and $21.6 million, respectively, of allowance against our domestic deferred tax assets that was initially established in 2006. Refer to “Income taxes,” “Impairment of Long-lived Assets” and “Goodwill Impairment” below for additional information.

To support our long-term initiatives and ongoing business transformation from an educational toy to an educational entertainment company, we are making, and plan to continue to make, long-term investments in content, internal business systems, and new platforms.

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS FOR THE YEARS ENDED MARCH 31, 2015 AND 2014, AND THE YEARS ENDED DECEMBER 31, 2013 and 2012

	Year Ended March 31,		Year Ended December 31,		% Change 2015 vs.		% Change 2013 vs.
	2015	2014 (unaudited)	2013	2012	2014		2012
	(Dollars in millions, except per share data)
Net sales	$339.1	$527.6	$553.6	$581.3	(36)%		(5)%
Cost of sales	$244.7	323.7	337.6	336.3	(24)%		-%
Gross margin *	27.9%	38.6%	39.0%	42.1%	(10.7	)**	(3.1	)**
Operating expenses	$235.1	183.0	181.1	180.9	28%		0%
Operating expenses as a percent of net sales	69%	35%	33%	31%	35	**	2	**
Income (loss) from operations	$(140.6)	20.8	34.9	64.1	(775)%		(45)%
Net income (loss) per share - basic	$(3.12)	$1.09	$1.23	$1.29	$(4.21	)***	$(0.06	)***
Net income (loss) per share - diluted	$(3.12)	$1.07	$1.19	$1.24	$(4.19	)***	$(0.05	)***

*	Gross profit as a percentage of net sales
**	Percentage point change
***	Dollar change

Years Ended March 31, 2015 and 2014

Net sales for the year ended March 31, 2015 decreased 36% as compared to the year ended March 31, 2014, primarily due to decreased consumer demand for our LeapPad line of children’s tablets and associated content, as holiday sales in the overall children’s tablet market declined, lower than anticipated demand for our new LeapTV educational video game system and associated content, decreased demand for our LeapReader learn-to-read system, higher than desired inventory levels at retail entering the fiscal year which reduced retailer replenishment orders, as well as retailers reducing inventory levels. Tighter inventory management across a number of our retailer partners and the West Coast port slowdown in the U.S. also contributed to decreased tablet sales. Net sales for the year ended March 31, 2015 included a 1% negative impact from changes in currency exchange rates.

Cost of sales for the year ended March 31, 2015 decreased 24% as compared to the year ended March 31, 2014 primarily driven by lower net sales resulting in lower product costs, partially offset by higher content amortization costs and higher inventory allowances.

Gross margin for the year ended March 31, 2015 was 27.9%, a decrease of 10.7 percentage points as compared to the year ended March 31, 2014 primarily driven by significantly higher trade discounts as a percentage of net sales to support sell-through of higher than desired inventory levels at retail, higher content amortization costs, higher inventory allowances, and lower sales volume which increased the impact of fixed logistics costs. Changes in sales mix with proportionally higher sales of lower-margin toys, partially offset by lower sales of lower-margin tablet, also contributed to decreased gross margin.

Operating expenses for the year ended March 31, 2015 increased 28% as compared to the year ended March 31, 2014 primarily due to a $36.5 million non-cash long-lived assets impairment charge against our property and equipment recorded during the quarter ended March 31, 2015, a $19.5 million non-cash goodwill impairment charge recorded during the quarter ended December 31, 2014, higher spending on in-store displays and higher severance costs associated with the reduction in force implemented in February 2015. The increases were partially offset by lower spending on cooperative advertising and content development, the timing of capitalization of non-content related website system costs, and a decrease in incentive compensation expense.

Income (loss) from operations for the year ended March 31, 2015 worsened by $161.5 million as compared to the year ended March 31, 2014 driven by the decrease in net sales, reduced gross margin and higher operating expenses including the long-lived assets and goodwill impairment charges.

Basic and diluted net income (loss) per share for the year ended March 31, 2015 decreased $4.21 and $4.19, respectively, as compared to the year ended March 31, 2014. Our fiscal 2015 results included a $90.8 million tax expense resulting from recording a full non-cash valuation allowance against our domestic deferred tax assets during the year, which accounted for $(1.30) of our basic and diluted net loss per share for the year. In addition, the above mentioned long-lived assets impairment charge of $36.5 million accounted for $(0.52) of our basic and diluted net loss per share for the year. The above mentioned goodwill impairment charge of $19.5 million, offset by the associated tax benefit of $3.8 million, also accounted for a net of $(0.22) of our basic and diluted net loss per share for the year. Our results for the year ended March 31, 2014 included $62.8 million of a release of our deferred tax asset valuation allowances, which accounted for $0.91 and $0.89 of our basic and diluted net income per share, respectively, for the year.

Years Ended December 31, 2013 and 2012

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

Gross margin for 2013 was 39.0%, a decrease of 3.1 percentage points as compared to 2012, primarily driven by changes in sales mix with proportionally higher sales of lower-margin hardware, higher trade allowances and discounts as a percentage of net sales, and higher royalty costs resulting from an increase in sales of licensed content. The decreases were partially offset by lower inventory allowances.

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

	Year Ended March 31,		Year Ended December 31,		% Change 2015 vs.		% Change 2013 vs.
	2015	2014 (unaudited)	2013	2012	2014		2012
	(Dollars in millions)
SG&A expenses	$88.9	$89.0	$86.2	$89.6	-%		(4)%
As a percent of net sales	26%	17%	16%	15%	9	*	1	*

*	Percentage point change

Years Ended March 31, 2015 and 2014

SG&A expenses for the year ended March 31, 2015 remained relatively flat, as compared to the year ended March 31, 2014, due to an increase in allowance for doubtful accounts, and higher severance costs associated with the reduction in force implemented in February 2015, largely offset by lower incentive compensation expense. SG&A expenses increased as a percentage of net sales by nine percentage points.

Years Ended December 31, 2013 and 2012

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

	Year Ended March 31,		Year Ended December 31,		% Change 2015 vs.		% Change 2013 vs.
	2015	2014 (unaudited)	2013	2012	2014		2012
	(Dollars in millions)
R&D expenses	$36.0	$36.0	$35.9	$36.6	-%		(2)%
As a percent of net sales	11%	7%	6%	6%	4	*	-	*

*	Percentage point change

Years Ended March 31, 2015 and 2014

R&D expenses for the year ended March 31, 2015 remained flat as compared to the year ended March 31, 2014, but increased as a percentage of net sales by four percentage points. Higher expenses due to an increase in headcount to support our strategic initiatives during the year and higher severance costs associated with the reduction in force incurred in the February 2015 were offset by lower content development costs and lower incentive compensation expense, as well as the timing of capitalization of non-content related website system costs.

Years Ended December 31, 2013 and 2012

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

	Year Ended March 31,		Year Ended December 31,		% Change 2015 vs.		% Change 2013 vs.
	2015	2014 (unaudited)	2013	2012	2014		2012
	(Dollars in millions)
Advertising expenses	$42.9	$47.4	$48.3	$43.0	(9)%		12%
As a percent of net sales	13%	9%	9%	7%	4	*	2	*

*	Percentage point change

Years Ended March 31, 2015 and 2014

Advertising expenses for the year ended March 31, 2015 decreased 9% as compared to the year ended March 31, 2014, but increased as a percentage of net sales by four percentage points. The decrease was primarily due to less spending on cooperative advertising and online advertising, partially offset by higher spending on in-store displays and TV advertising during the current year.

Years Ended December 31, 2013 and 2012

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

Goodwill Impairment

As of December 31, 2014, based on various qualitative factors, we determined that sufficient indicators existed to warrant a review to determine if the fair value of our U.S. reporting unit had been reduced to below its carrying value. These qualitative factors included, among others, our performance during the 2014 holiday season being significantly lower than anticipated which included the underperformance of products and product lines newly introduced to the market, the continuing decrease in trading values of our Class A common stock and the corresponding decline in our market capitalization. As a result, we performed a two-step quantitative goodwill impairment test. Based on the result of the two-step analysis, we concluded that our goodwill was fully impaired as of December 31, 2014. Accordingly, we recorded a permanent non-cash pretax impairment charge of $19.5 million for fiscal 2015 in our U.S. segment. The tax benefit associated with this charge was $3.8 million. Refer to Note 7 – “Goodwill” in our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on our goodwill impairment testing.

Impairment of Long-lived Assets

As of March 31, 2015, based on various qualitative factors, we determined that testing for recoverability of our long-lived assets was required. These factors included, among others, the continued underperformance of products and product lines newly introduced to the market, and the continued significant decline in trading values of our Class A common stock and the corresponding decline in our market capitalization. As a result, we performed a two-step impairment test for our long-lived assets. Based on the result of the test, we recorded a permanent non-cash impairment charge of $36.5 million for fiscal 2015 in our U.S. segment. This impairment charge significantly reduced the carrying value of our property and equipment to $1.7 million as of March 31, 2015, which would result in decreases in associated depreciation expenses in future periods. Meanwhile, we will continue to review the recoverability of our remaining long-lived assets on a quarterly basis, which may result in additional impairment charges in future periods. Refer to Note 9 – “Impairment of Long-lived Assets” in our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on our impairment testing for our long-lived assets.

Depreciation and Amortization Expenses

	Year Ended March 31,		Year Ended December 31,		% Change 2015 vs.		% Change 2013 vs.
	2015	2014 (unaudited)	2013	2012	2014		2012
	(Dollars in millions)
Depreciation and amortization	$11.3	$10.6	$10.7	$11.6	7%		(8)%
As a percent of net sales	3%	2%	2%	2%	1	*	-	*

*	Percentage point change

Years Ended March 31, 2015 and 2014

Depreciation and amortization expenses for the year ended March 31, 2015 increased 7% as compared to the year ended March 31, 2014, and increased as a percentage of net sales by one percentage point. The increase was primarily due to an increase in depreciation of property and equipment as a result of an increase in capital expenditures in the current year, partially offset by a reduction in amortization of other intangible assets as a result of majority assets reaching their full amortization during later in the year ended March 31, 2014.

Years Ended December 31, 2013 and 2012

Depreciation and amortization expenses for 2013 decreased 8% as compared to 2012 and remained flat as a percentage of net sales, primarily due to a reduction in amortization of other intangible assets as a result of certain assets reaching their full amortization during the first quarter of 2012, partially offset by an increase in depreciation of property and equipment as a result of an increase in capital expenditures in the current year.

OTHER INCOME (EXPENSE)

Other income (expense) generally includes interest income, interest expense, fees associated with our revolving credit facility, as well as the impact of foreign currency changes on transactions denominated in foreign currencies as well as translation of foreign currency denominated assets and liabilities, reduced to a certain extent by our short-term foreign exchange forward contracts. Total other income expense, net, remained relatively flat for all the periods presented.

INCOME TAXES

Income Taxes and Effective Tax Rates

As a result of the change in our fiscal year-end, the three months ended March 31, 2014 was treated as a separate tax year. Our provision for (benefit from) income taxes and effective tax rates for the year ended March 31, 2015, the three months ended March 31, 2014, and the years ended December 31, 2013 and 2012 were as follows:

	Year Ended March 31,	Three Months Ended March 31,	Year Ended December 31,
	2015	2014 (unaudited)	2013	2012
	(Dollars in millions)
Provision for (benefit from) income taxes	$77.5	$(7.1)	$(50.2)	$(24.5)
Income (loss) before income taxes	(141.2)	(18.9)	33.8	61.9
Effective tax rate	(54.9)%	37.5%	(148.2)%	(39.6)%

Our tax rate is affected by recurring items, such as tax benefits or expenses relative to the amount of loss incurred or income earned in our domestic and foreign jurisdictions. Our tax rate is also affected by discrete items, such as tax benefits attributable to the recognition of previously unrecognized tax benefits and changes in valuation allowance, which may occur in any given year but are not consistent from year to year. Refer to “Valuation Allowance” below for detailed information of the changes in valuation allowance for all periods presented.

We exclude jurisdictions with tax assets for which no benefit can be recognized from the computation of our effective tax rate and tax provision. Accordingly, our domestic loss was excluded from the computation of our effective tax rates for the year ended March 31, 2015, and our subsidiary in Mexico was excluded from the computation of our effective tax rates for all the periods presented.

Our effective tax rates and income tax provisions for the year ended March 31, 2015 were primarily attributable to a $90.8 million tax expense resulting from recording a full non-cash valuation allowance against our domestic deferred tax assets during the year and foreign income tax expenses, partially offset by a tax benefit of $3.8 million associated with the non-cash goodwill impairment charge. In addition, we recognized $0.6 million of previously unrecognized tax benefits due to the expiration of statutes of limitations in certain of our foreign jurisdictions.

Our effective tax rates and income tax benefits for the three months ended March 31, 2014 were primarily attributable to our domestic operating losses during the period, partially offset by $0.2 million of additional valuation allowance recorded against our domestic deferred tax assets. In addition, we recognized $0.3 million of previously unrecognized tax benefits due to the expiration of statutes of limitations in certain of our foreign jurisdictions.

Our effective tax rates and income tax benefits for the year ended December 31, 2013 were primarily attributable to our release of a substantial portion of the valuation allowance previously recorded against domestic deferred tax assets. In addition, we recognized $0.7 million of certain previously unrecognized tax benefits due to the expiration of statutes of limitations in certain of our foreign jurisdictions, offset by foreign tax expense and certain discrete tax items including amortization of goodwill for tax purposes, return to provision adjustments, and an accrual for potential interest and penalties on certain tax positions.

Our effective tax rates and income tax benefits for the year ended December 31, 2012 were primarily attributable to a partial release of valuation allowance previously recorded against our domestic deferred tax assets, resulting in a tax benefit for the year. In addition, we recognized $6.4 million of certain previously unrecognized tax benefits due to the expiration of statutes of limitations in certain of our foreign jurisdictions, offset by foreign tax expense and certain discrete tax items including amortization of goodwill for tax purposes, return to provision adjustments, and an accrual for potential interest and penalties on certain tax positions. In 2012, we realized $23.3 million of tax benefit from utilizing previously unrecognized income tax benefit attributes primarily comprised of domestic net operating loss and tax credit carryforwards.

Valuation Allowance

We maintain valuation allowances against our deferred tax assets related to various federal, state, and foreign net operating loss carryforwards, tax credits, and capital loss carryforwards. On a quarterly basis, we evaluate our ability to realize the benefit of our deferred tax assets in each jurisdiction, at the required more-likely-than-not level of certainty, based on the existence of sufficient taxable income of the appropriate character within the carryforward period. In determining the need for a valuation allowance, we weigh all available positive and negative evidence, both objective and subjective in nature. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Due to the high seasonality of our business with a significant portion of our annual income earned late in the calendar year, the final determination for the need for valuation allowances is generally made at the end of the December quarter, after the critical holiday season has passed. Any changes to our valuation allowance affect our effective tax rate, but do not affect the amount of cash paid for income taxes in the foreseeable future.

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

For the year ended December 31, 2013, we evaluated our ability to realize the benefit of our domestic deferred tax assets. Consideration was given to negative evidence such as: the duration and severity of losses in our history, high seasonal revenue concentrations, increasing competitive pressures, and a challenging retail environment. However, after considering four consecutive years of profitability and a significant three year cumulative domestic income position as of December 31, 2013, we believed the weight of the objectively verifiable positive evidence was sufficient to overcome the weight of the existing negative evidence. Accordingly, we concluded that the benefit of a significant portion of our domestic deferred tax assets would be realized and $62.8 million of our domestic deferred tax valuation allowance was released and recorded as an income tax benefit for the year ended December 31, 2013.

Due to the change in our fiscal year-end, the three months ended March 31, 2014 was treated as a separate tax year. Accordingly, we reevaluated our ability to realize the benefit of our domestic deferred tax assets with carryforward periods and concluded that we would not be able to realize the full benefit of some of our state net operating loss carryforwards before they are due to expire. As a result, we established an additional valuation allowance of $0.2 million for the three months ended March 31, 2014.

For the year ended March 31, 2015, we evaluated our ability to realize the benefit of our domestic deferred tax assets during the quarter ended December 31, 2014. We considered existing positive evidence available such as: historic profitability, lack of expiring net operating loss and tax credit carryforwards, and viable tax strategies that could potentially impact the likelihood of realizing our deferred tax assets. However, our performance during the 2014 holiday season was significantly lower than anticipated and the underperformance of products and product lines newly introduced to the market had a considerable impact on our projections of future taxable income. Consequently, we anticipated a three year cumulative domestic loss position within the current fiscal year. In determining if sufficient projected future taxable income exists to realize the benefit of our deferred tax assets, we consider cumulative losses in recent years as significant negative evidence that is difficult to overcome, and the goodwill impairment charge recorded in the quarter ended December 31, 2014 was considered additional significant negative evidence indicating the benefit of our deferred tax assets would not be realized. After weighing all evidence available as of December 31, 2014, we believed there was not sufficient positive evidence to overcome the significant negative evidence and so determined that sufficient projected future taxable income did not exist to realize the full benefit of our domestic deferred tax assets before expiration. As a result, we concluded that a full valuation allowance against our domestic deferred tax assets was appropriate. Accordingly, for the year ended March 31, 2015, we established an additional valuation allowance of $117.8 million, of which $90.8 million was recorded as an income tax provision and impacted our effective tax rate. The remaining $27.0 million of additional valuation allowance was established against deferred tax assets attributable to current year losses, the respective tax expense and tax benefits of which were fully offset during the year, and therefore did not impact our effective tax rate for the year ended March 31, 2015.

As of March 31, 2015, we maintained a valuation allowance of $126.0 million against our domestic deferred tax assets. We also maintained a full valuation allowance of $1.0 million against the deferred tax assets of our subsidiary in Mexico, which was initially established during 2012. We also evaluated the need for a valuation allowance against the deferred tax assets of our other foreign jurisdictions, and believe that the benefit of these deferred tax assets, totaling $0.7 million as of March 31, 2015, will be realized at the required more-likely-than not level of certainty. Therefore, no valuation allowance has been established against such deferred tax assets as of March 31, 2015. We will continue to evaluate all evidence in all jurisdictions in future periods, to determine if a change in valuation allowance against our deferred tax assets is warranted.

SUMMARY OF RESULTS BY SEGMENT FOR THE YEARS ENDED MARCH 31, 2015 AND 2014, AND THE YEARS ENDED DECEMBER 31, 2013 and 2012

We organize, operate and assess our business in two primary operating segments: U.S. and International. This presentation is consistent with how our chief operating decision maker reviews performance, allocates resources and manages the business.

The net sales, cost of sales, gross margin, total operating expenses and operating income (loss) amounts in this section are presented on a basis consistent with generally accepted accounting principles (“GAAP”) in the U.S. and on an operating segment basis consistent with our internal management reporting structure. See Note 21—“Segment Reporting” in our Consolidated Financial Statements included in this Annual Report on Form 10-K for certain detailed information on our segments and their financial results for the year ended March 31, 2015, three months ended March 31, 2014 and the years ended December 31, 2013 and 2012.

United States Segment

The U.S. segment includes net sales and related expenses directly associated with selling our products to national and regional mass-market and specialty retailers, other retail stores, distributors, resellers, and online channels including our App Center. Certain corporate-level operating expenses associated with sales and marketing, product support, human resources, legal, finance, information technology, corporate development, procurement activities, R&D, legal settlements and other corporate costs are charged entirely to our U.S. segment.

	Year Ended March 31,		Year Ended December 31,		% Change 2015 vs.	% Change 2013 vs.
	2015	2014 (unaudited)	2013	2012	2014	2012
	(Dollars in millions)
Net sales	$232.7	$368.0	$387.0	$424.8	(37)%	(9)%
Cost of sales	172.7	226.1	236.6	242.6	(24)%	(2)%
Gross margin *	25.8%	38.6%	38.9%	42.9%	(12.8)**	(4.0)**
Operating expenses	207.5	153.7	151.6	154.1	35%	(2)%
Operating expenses as a percent of net sales	89%	42%	39%	36%	47 **	3 **
Income (loss) from operations	$(147.5)	$(11.8)	$(1.3)	$28.1	(1151)%	(104)%

*	Gross profit as a percentage of net sales
**	Percentage point change

Years Ended March 31, 2015 and 2014

Net sales for the year ended March 31, 2015 decreased 37% as compared to the year ended March 31, 2014, primarily due to decreased consumer demand for our LeapPad line of children’s tablets and associated content, as holiday sales in the overall children’s tablet market declined, lower than anticipated demand for our new LeapTV educational video game system and associated content, higher than desired inventory levels at retail entering the fiscal year which reduced retailer replenishment orders, as well as retailers reducing inventory levels. Tighter inventory management across a number of our retailer partners and the West Coast port slowdown in the U.S. also contributed to decreased tablet sales.

Cost of sales for the year ended March 31, 2015 decreased 24% as compared to the year ended March 31, 2014 primarily driven by lower sales volume resulting in lower product costs, partially offset by higher inventory allowances and higher content amortization costs.

Gross margin for the year ended March 31, 2015 decreased 12.8 percentage points as compared to the year ended March 31, 2014 primarily driven by significantly higher trade discounts as a percentage of net sales to support sell-through of higher than desired inventory levels at retail, higher content amortization costs, higher inventory allowances, and lower sales volume which increased the impact of fixed logistics costs. Changes in sales mix with proportionally higher sales of lower-margin toys, partially offset by lower sales of lower-margin tablet, also contributed to decreased gross margin.

Operating expenses for the year ended March 31, 2015 increased 35% as compared to the year ended March 31, 2014 primarily due to a $36.5 million non-cash long-lived assets impairment charge against our property and equipment recorded during the quarter ended March 31, 2015, a $19.5 million non-cash goodwill impairment charge recorded during the quarter ended December 31, 2014, higher spending on in-store displays and higher severance costs associated with the reduction in force implemented in February 2015. The increases were partially offset by lower spending on cooperative advertising and content development, the timing of capitalization of non-content related website system costs, and a decrease in incentive compensation expense.

Income (loss) from operations for the year ended March 31, 2015 worsened by $135.7 million as compared to the year ended March 31, 2014 driven by the decrease in net sales, reduced gross margin, and higher operating expenses including the long-lived assets and goodwill impairment charges.

Years Ended December 31, 2013 and 2012

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

Gross margin for 2013 decreased by 4.0 percentage points as compared to 2012, primarily driven by changes in sales mix with proportionally higher sales of lower-margin hardware, higher trade allowances and discounts as a percentage of net sales, higher royalty costs resulting from an increase in sales of licensed content, and lower sales volume which increased the impact of fixed logistics costs. The decreases were partially offset by lower inventory allowances.

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

International Segment

The International segment includes the net sales and related expenses directly associated with selling our products to national and regional mass-market and specialty retailers and other outlets through our offices in the United Kingdom, France and Canada and through distributors in markets such as Australia, Mexico, South Africa and Spain, as well as through our App Centers directed to certain international jurisdictions. Certain corporate-level operating expenses associated with sales and marketing, product support, human resources, legal, finance, information technology, corporate development, procurement activities, research and development, legal settlements and other corporate costs are allocated to our U.S. segment and not allocated to our International segment.

	Year Ended March 31,		Year Ended December 31,		% Change 2015 vs.	% Change 2013 vs.
	2015	2014 (unaudited)	2013	2012	2014	2012
	(Dollars in millions)
Net sales	$106.4	$159.5	$166.6	$156.5	(33)%	6%
Cost of sales	72.0	97.6	101.0	93.7	(26)%	8%
Gross margin *	32.3%	38.8%	39.4%	40.1%	(6.5)**	(0.7)**
Operating expenses	27.6	29.3	29.5	26.8	(6)%	10%
Operating expenses as a percent of net sales	26%	18%	18%	17%	8 **	1 **
Income from operations	$6.8	$32.6	$36.2	$36.0	(79)%	1%

*	Gross profit as a percentage of net sales
**	Percentage point change

Years Ended March 31, 2015 and 2014

Net sales for the year ended March 31, 2015 decreased 33% as compared to the year ended March 31, 2014, primarily due to decreased consumer demand for our LeapPad line of children’s tablets and associated content, lower than anticipated demand for our new LeapTV educational video game system and associated content, higher than desired inventory levels at retail entering the fiscal year which reduced retailer replenishment orders, as well as retailers reducing inventory levels. Tighter inventory management across a number of our retailer partners also contributed to decreased tablet sales. Net sales for the year ended March 31, 2015 included a 2% negative impact from changes in currency exchange rates.

Cost of sales decreased 26% for the year ended March 31, 2015 as compared to the year ended March 31, 2014 primarily driven by lower net sales resulting in lower product costs, partially offset by higher inventory allowances.

Gross margin for the year ended March 31, 2015 decreased 6.5 percentage points as compared to the year ended March 31, 2014 primarily driven by higher inventory allowances, lower sales volume which increased the impact of fixed logistics costs, and higher royalty costs due to proportionally higher sales of licensed content, significantly higher trade discounts as a percentage of net sales to support sell-through of higher than desired inventory levels at retail entering the fiscal year, and changes in sales mix with proportionally higher sales of lower-margin toys.

Operating expenses for the year ended March 31, 2015 decreased 6% as compared to the year ended March 31, 2014 primarily driven by lower spending on online advertising and a decrease in incentive compensation expense.

Income from operations for the year ended March 31, 2015 decreased 79% as compared to the same periods in 2014 due to the decreases in net sales and reduced gross margin, partially offset by lower operating expenses.

Years Ended December 31, 2013 and 2012

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

Gross margin for 2013 decreased by 0.7 percentage points as compared to 2012, primarily driven by changes in sales mix with proportionally higher sales of lower-margin hardware, higher trade allowances and discounts as a percentage of net sales, and higher royalty costs resulting from proportionally higher sales of licensed content. The decreases were partially offset by lower inventory allowances and higher sales volume which reduced the impact of fixed logistic costs.

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

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash and cash equivalents totaled $127.2 million and $232.0 million at March 31, 2015 and 2014, respectively. The decrease in cash balance was primarily due to a decrease in net cash generated by operating activities as a result of reduced operating results, and increased inventory levels, as well as due to higher capital expenditures during the year. In line with our investment policy, as of March 31, 2015, all cash equivalents were invested in high-grade short-term money market funds and certificates of deposit with maturities of less than three months. Included in the certificates of deposits as of March 31, 2015, $20.0 million was collateral under our asset-based revolving credit facility (the “revolving credit facility”) arrangement.

Cash and cash equivalents held by our foreign subsidiaries totaled $16.1 million and $25.8 million at March 31, 2015 and 2014, respectively. As of March 31, 2015, we no longer consider the undistributed earnings of our foreign subsidiaries as permanently reinvested outside the U.S. Consequently, we recorded a deferred tax liability of $3.1 million for U.S. income tax, which was offset by our domestic net operating losses and therefore did not impact our effective tax rate due to the full valuation allowance established against our domestic deferred tax assets. In addition, we recorded a tax provision of $0.3 million for non-U.S withholding tax associated with the future repatriation of earnings from our foreign subsidiaries, which impacted our effective tax rate for the fiscal 2015.

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

We have a revolving credit facility with a potential borrowing availability of $75.0 million for the months of September through December and $50.0 million for the remaining months. The borrowing availability varies according to the levels of our accounts receivable and cash and investment securities deposited in secured accounts with the lenders. As of March 31, 2015, borrowing availability under this revolving credit facility was $27.4 million. As of March 31, 2015, we had an insignificant stand-by letter of credit issued under our revolving credit facility as a security deposit for utility expenditures. There were no borrowings outstanding on our revolving credit facility at March 31, 2015.

Capital expenditures were $39.9 million, $7.7 million, $32.2 million and $25.1 million for the year ended March 31, 2015, the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012, respectively. Future capital expenditures are primarily planned for new product development and purchases related to the upgrading of our information technology capabilities. We expect capital expenditures for the year ending March 31, 2016, including those for capitalized content costs, to be in the range of $20 million to $30 million.

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

Cash Sources and Uses

The table below shows our sources and uses of cash for the years ended March 31, 2015 and 2014, and the years ended December 31, 2013 and 2012:

	Years Ended March 31,		Years Ended December 31,		% Change 2015 vs.	% Change 2014 vs.
	2015	2014 (unaudited)	2013	2012	2014	2013
	(Dollars in millions)
Net cash provided by (used in):
Operating activities	$(64.6)	$71.5	$76.1	$67.9	(190)%	12%
Investing activities	(39.9)	(33.2)	$(32.2)	$(22.6)	(20)%	(42)%
Financing activities	0.9	4.1	$4.6	$2.5	(79)%	88%
Effect of exchange rate changes on cash	(1.2)	(0.1)	$(0.5)	$0.4	(1197)%	(215)%
Net change in cash and cash equivalents	$(104.8)	$42.3	$48.1	$48.1	(348)%	-%

Years Ended March 31, 2015 and 2014

Net cash used in operations for the year ended March 31, 2015 increased $136.1 million as compared to the year ended March 31, 2014 primarily due to the increased net loss related to operating activities and higher inventory levels at the end of the year.

Net cash used in investing activities for the year ended March 31, 2015 increased $6.7 million as compared to the year ended March 31, 2014 primarily due to an increase in investments to upgrade our internal business systems and to develop more complex new products.

Net cash provided by financing activities for the year ended March 31, 2015 decreased $3.2 million as compared to the year ended March 31, 2014 primarily due to a decrease in proceeds from stock option exercises and the employee stock purchase plan.

Years Ended December 31, 2013 and 2012

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

Seasonal Patterns of Cash Provided by (Used in) Operations

The table below shows our seasonal patterns of cash flow provided by (used in) operations by quarter for the years ended March 31, 2015, 2014 and 2013:

	2015	2014	2013
	(Dollars in millions)
Quarter ended June 30	$(21.1)	$2.0	$(4.7)
Quarter ended September 30	(78.6)	(95.8)	(72.8)
Quarter ended December 31	(5.2)	94.5	79.4
Quarter ended March 31	40.3	70.8	75.4
Total	$(64.6)	$71.5	$77.3

Historically, our cash flow from operations has been highest in the quarter ending March 31 of each year when we collect a majority of our accounts receivable booked in the quarter ending December 31 of the year. In 2013 and 2014, an increase in earlier sales to retailers during the quarters ended September 30 and December 31 and credit card-based sales through our App Center in the quarter ended December 31 resulted in higher cash flow from operations in the quarter ended December 31 than in the quarter ended March 31, a deviation from our historical norm. Cash flow used in operations tends to be highest in our the quarter ending September 30, as collections from prior accounts receivable taper off and we invest heavily in inventory in preparation for the holiday season. Historically, cash flow generally turns positive again in the quarter ending December 31 as we begin to collect on the accounts receivable associated with the holiday season. However, this pattern has not continued for the current fiscal year due to later launches of new products as well as the deterioration of our overall financial performance in the current year as compared to previous years. Due to the significant reduction in cash generated from operations and increase in inventory levels during the December quarter in fiscal 2015, we used more cash in operations than was provided. These factors also reduced our cash provided by operations in the quarter ended March 31, 2015 as compared to previous years.

These seasonal patterns may vary depending upon general economic conditions and other factors.

Line of Credit and Borrowing Availability

On August 13, 2009, we, certain financial institutions and Bank of America, N.A., entered into an amended and restated loan and security agreement for an up-to-$75.0 million asset-based revolving credit facility, with a term through May 1, 2017. We have granted a security interest in substantially all of our assets to the lenders as security for our obligations under the revolving credit facility. Provided there is no default under the revolving credit facility, we may elect, without the consent of any of the lenders, to increase the size of the revolving credit facility up to an aggregate of $150.0 million.

The borrowing availability varies according to the levels of our accounts receivable and cash and investment securities deposited in secured accounts with the lenders. Subject to the level of this borrowing base, we may make and repay borrowings from time to time until the maturity of the credit facility. The interest rate is, at our election, Bank of America, N.A.’s prime rate (or base rate) or a LIBOR rate defined in the revolving credit facility, plus, in each case, an applicable margin. The applicable margin for a loan depends on the average daily availability for the most recent fiscal quarter and the type of loan. Borrowing availability under the revolving credit facility was $27.4 million as of March 31, 2015.

The revolving credit facility contains customary events of default, including for: payment failures; failure to comply with covenants; failure to satisfy other obligations under the revolving credit facility or related documents; defaults in respect of other indebtedness; bankruptcy, insolvency and inability to pay debts when due; change-in-control provisions; and the invalidity of guaranty or security agreements. If any event of default occurs, the lenders may terminate their respective commitments, declare immediately due all borrowings under the revolving credit facility and foreclose on the collateral. A cross-default provision applies if a default occurs on other indebtedness in excess of $5.0 million and the applicable grace period in respect of the indebtedness has expired, such that the lender of, or trustee for, the defaulted indebtedness has the right to accelerate. We are also required to maintain a Fixed Charge Coverage Ratio during a trigger period as defined under the revolving credit facility when certain borrowing availability thresholds are not met.

We did not borrow any amount against the revolving credit facility during the year ended March 31, 2015, or the three months ended March 31, 2014, or the years ended December 31, 2013 and 2012, and had no borrowings outstanding under the revolving credit facility at March 31, 2015. As of March 31, 2015, we had an insignificant stand-by letter of credit issued under our revolving credit facility as a security deposit for utility expenditures. We anticipate borrowing against the revolving credit facility during the year ending March 31, 2016 to support our working capital needs and planned capital expenditures.

Contractual Obligations and Commitments

We conduct our corporate operations from leased facilities under operating leases that expire at various dates through 2021. Generally, these have initial lease periods of three to twelve years and contain provisions for renewal options of five years at market rates. We account for rent expense on a straight-line basis over the term of the lease. In addition, we are obligated to pay certain minimum royalties in connection with license agreements to which we are a party.

The following table summarizes our outstanding contractual obligations at March 31, 2015:

			Payments Due In
			Less Than				More Than
	Total		1 Year		1-3 Years	3-5 Years	5 Years
	(Dollars in millions)
Operating leases	$19.2	*	$6.4	*	$6.9	$5.7	$0.2
Royalty guarantees	1.5		0.9		0.6	-	-
Total	$20.7		$7.3		$7.5	$5.7	$0.2

*  Amount was reduced by minimum sublease rent of $0.7 million due in the future under non-cancelable sublease.

In addition, as of March 31, 2015, we had commitments to purchase inventory under normal supply arrangements totaling approximately $40.3 million.

As of March 31, 2015, we had an insignificant stand-by letter of credit issued under our revolving credit facility as a security deposit for utility expenditures, which was an off-balance sheet arrangement. Borrowing availability under the revolving credit facility was $27.4 million as of March 31, 2015.

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

Accounts receivable are reported on the balance sheet net of all provided allowances, which included the allowances for doubtful accounts of $0.9 million and $0.3 million as of March 31, 2015 and 2014, respectively.

Inventory Valuation

Inventories are stated at the lower of cost or market value, on a first-in, first-out basis. We record inventory costs on the balance sheet based on third-party contract manufacturer invoices, which include the contract manufacturers’ costs for materials, labor and manufacturing overhead related to our products. Inventory valuation primarily requires estimation of slow-moving, obsolete or excess products. Our estimate of the write-downs for slow-moving, excess and obsolete inventories is based on management’s review of on-hand inventories compared to their product demand forecast, anticipated product selling prices, the expected product lifecycle, and products planned for discontinuation. If actual future demand for our products and anticipated product selling prices were less favorable than those projected by our management, additional inventory write-downs would be required resulting in a negative impact on gross margin. We monitor the estimates of inventory write-downs on a quarterly basis. When considered necessary, we make additional adjustments to reduce inventory to its net realizable value, with corresponding increases to cost of sales. Inventories included write-downs for slow-moving, excess and obsolete inventories of $4.2 million and $2.0 million at March 31, 2015 and 2014, respectively.

Capitalization of Content Costs

We capitalize certain external costs related to the development of content for our learning products, including design, artwork, animation, layout, editing, voice, audio and apps included in the learning products. Such costs are capitalized once the technological feasibility of the product is established and costs are determined to be recoverable. Amortization of these costs is included in cost of sales and begins when the products are initially released for sale and generally continues over a two-year life using the straight-line method. We evaluate the future recoverability of capitalized amounts periodically and recognize write-downs in the statements of operations as needed. Capitalized content costs that are cancelled, abandoned or otherwise deemed impaired are charged to cost of sales in the period of cancellation. Write-downs of capitalized costs related to platforms being discontinued or non-performing titles resulted in an increase in cost of sales in the U.S. segment of $0.1 million and $0.2 million during the years ended March 31, 2015 and December 31, 2012. There was no write-down of capitalized costs related to platforms being discontinued or non-performing titles during the three months ended March 31, 2014 and the year ended December 31, 2013. We also capitalize external Learning Path development costs, which primarily include third-party costs related to developing applications that are integral components of certain products we market. Learning Path development costs are generally amortized on a straight-line basis over two years. We periodically evaluate the remaining useful life of our Learning Path development costs to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the remaining useful life is considered to be changed during the period, we amortize the remaining carrying amount of our Learning Path development costs prospectively over that revised remaining useful life.

Our evaluations of capitalized content costs require us to make complex and subjective judgments, using currently available data as well as projections about the potential impact of possible future events and conditions, which judgments and projections are inherently uncertain. If future events and conditions do not meet expectations, we make additional adjustments to reduce the expected realizable value of the assets, with corresponding increases to cost of sales. Capitalized content costs are reported on the balance sheet, net of accumulated amortization.

Goodwill Impairment

We review goodwill for impairment at least annually on December 31, and between annual tests if events occur or circumstances change that warrant a review. These events or circumstances could include a significant change in the business climate, legal factors or operating performance indicators.

The Financial Accounting Standards Board (“FASB”) permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under this guidance, if an entity determines, after assessing such qualitative factors, that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the qualitative assessment concludes that it is probable that there is impairment, then a quantitative assessment must be performed.

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

Application of the two-step goodwill impairment test, if determined necessary, requires significant judgment, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, determination of the fair value of each reporting unit, and projections of future net cash flows, which are inherently uncertain. The fair value of each reporting unit is estimated using a combination of a market approach and a discounted cash flow methodology. The market approach requires considerable judgment in selecting comparable companies and estimating the multiples of revenue implied by their market values. The discounted cash flow methodology requires management to exercise judgment in selecting an appropriate discount rate and to make numerous assumptions in order to develop future business and financial forecasts and the related estimates of future net cash flows. Future net cash flows depend primarily on future sales of our products, which are inherently difficult to predict. This is especially true when a significant portion of our future net sales is expected to be generated by both mature products as well as products introduced in fiscal year 2015 or planned to be introduced in fiscal year 2016.

During the quarter ended December 31, 2014, based on various qualitative factors, we determined that sufficient indicators existed warranting a review to determine if the fair value of our U.S. reporting unit had been reduced to below its carrying value. These qualitative factors included, among others, our performance during the 2014 holiday season being significantly lower than anticipated, which included the underperformance of products and product lines newly introduced to the market, and the continuing decrease in trading values of the our Class A common stock and the corresponding decline in our market capitalization. As a result, we performed the goodwill impairment test using the required two-step process as of December 31, 2014. The first step of this process includes comparing the fair value to the carrying value of the reporting unit to which the goodwill is allocated to identify potential impairment. If the fair value of the reporting unit exceeds its carrying value, goodwill allocated to that reporting unit is considered not impaired. If the inverse result is observed, the reporting unit is considered to be impaired and we must then complete step two of the test to measure the amount of impairment. Step two compares the implied fair value of the goodwill with the carrying value of that goodwill. If the carrying value of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and its fair value was the purchase price paid to acquire the reporting unit.

We determined the fair value of its U.S. reporting unit by using a weighted combination of income based approach and market based approach, as this combination was deemed the most indicative of our fair value in an orderly transaction between market participants. Under the income approach, we used a discounted cash flow (“DCF”) methodology which recognizes that current value is premised on the expected receipt of future economic benefits. Indications of value are developed by discounting projected future net cash flows to their present value at a rate that reflects both the current return requirements of the market and the risks inherent in the specific investment. The DCF methodology requires significant judgment by management in selecting an appropriate discount rate, terminal growth rate, weighted average cost of capital, and projection of future net cash flows, which are inherently uncertain. The inputs and assumptions used in this test are classified as Level 3 inputs within the fair value hierarchy. Due to these significant judgments, the fair value of the U.S. reporting unit determined in connection with the goodwill impairment test may not necessarily be indicative of the actual value that would be recognized in a future transaction. Under the market based approach, we utilized our own information to determine earnings multiples and sales multiples that are used to value its U.S. reporting unit.

The result of our step one test indicated that the carrying value of our U.S. reporting unit exceeded our estimated fair value. Accordingly, we performed the step two test and concluded that our goodwill was fully impaired and thus recorded a permanent impairment charge of $19.5 million during the quarter ended December 31, 2014 in our U.S. segment. This impairment charge was reported as a separate line item in the consolidated statement of operations. The tax benefit associated with this charge was $3.8 million. The impairment charge was non-cash in nature and does not affect our current or future liquidity.

Impairment of Long-lived Assets

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. Our long-lived assets include property and equipment, capitalized content costs and other intangible assets. Assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available. We determined our asset groups to be at the reporting unit level. The first of two steps in the long-lived asset impairment test is a comparison of the cumulative undiscounted future cash flows expected to result from the use of an asset group, including disposition, with the carrying value of such asset group. If the cumulative undiscounted cash flows exceed the carrying amount, no impairment is taken. If the cumulative undiscounted cash flows are less than the carrying amount, a second step is warranted and an impairment loss is measured as the difference between the carrying value and fair value of the asset group. The asset fair values are determined using the valuation technique or combination of techniques expected to yield the most indicative values that would result from an orderly transaction between market participants. In general, the impairment loss is equal to the difference between the fair value and the carrying value of the asset group which would then be allocated to the individual assets of the group in amounts up to their individual carrying values but not to reduce them below their individual fair values.

For the quarter ended December 31, 2014, based on various qualitative factors, we determined that testing for recoverability of our long-lived assets was required. These factors included, among others, our performance during the 2014 holiday season being significantly lower than anticipated, which included the underperformance of products and product lines newly introduced to the market, and the continuing decrease in trading values of the our Class A common stock and corresponding decline in our market capitalization. As a result, we performed step one of the impairment test on our long-lived assets as of December 31, 2014. Based on this assessment, we concluded that our long-lived assets were not impaired as of December 31, 2014 as their carrying value did not exceed the cumulative undiscounted future cash flows that included an estimated residual market valuation.

During the quarter ended March 31, 2015, we determined that testing for recoverability of our long-lived assets was again required based on our continued financial underperformance, and the continued decline of the trading values of our Class A common stock and the corresponding market capitalization. As a result, we performed step one of the impairment test and concluded that our long-lived assets in our U.S. reporting unit were impaired as of March 31, 2015 as their carrying value exceeded the cumulative undiscounted future cash flows that included an estimated residual market valuation. This result was primarily due to the significant decline of the trading value of our Class A common stock and the corresponding market capitalization during the fourth quarter of fiscal 2015. Our long-lived assets were not considered impaired in our International reporting unit as of March 31, 2015 as their carrying value did not exceed the cumulative undiscounted future cash flows.

Accordingly, we performed step two of the impairment test and determined the fair value of our U.S. reporting unit using a combination of an income approach and a market approach. Under the income approach, we used the DCF methodology which recognizes that current value is premised on the expected receipt of future economic benefits. Indications of value are developed by discounting projected future net cash flows to their present value at a rate that reflects both the current return requirements of the market and the risks inherent in the specific investment. Under the market based approach, we utilized our own information to determine earnings multiples and sales multiples that are used to value our U.S. reporting unit. This analysis yielded a fair value below the carry value of the reporting unit.

In general, the difference between the carrying value and the fair value would be allocated on a pro-rata basis to the assets using the relative carrying amounts of those assets. However, the individual assets should not be written down below their respective fair values. As such, we determined the fair values of the individual long-lived assets within the asset group and compared those values with the carrying values of those assets to measure the overall impairment amount.

We determined the value of the capitalized content costs and the other intangible assets using a cost approach analysis, which factors in technological and functional deterioration with a depreciated cost study used as a proxy for the fair value. Based on the result of these analyses, we concluded that the estimated fair values of our capitalized content costs and other intangible assets were greater than their carrying value. Therefore, no impairment was recorded against these assets.

We determined the value of the property and equipment assets using a depreciated replacement cost study which incorporated historical costs, published trends, market supported depreciation curves, and certain adjustments such as indirect costs, level of asset customization and general marketability. Based on significant economic obsolescence associated with these assets, we incorporated the valuation premise established at a “highest and best use” assessment, using a value-in-exchange concept. Fair value-in-exchange is defined as the estimated value that may reasonably be expected in an exchange for an asset between a willing buyer and seller in an orderly transaction between market participants as of the valuation date. Based on the results of this study, we concluded that the carrying value of our property and equipment assets, including primarily our recent investments in our internal business systems and the non-content related website systems costs, exceeded its fair value by $36.5 million, and recorded this permanent impairment charge to these assets appropriately.

The above mentioned valuation methodologies require significant judgment by management in selecting an appropriate discount rate, terminal growth rate, weighted average cost of capital, projection of future net cash flows, market exit multiple, and determining fair value-in-exchange of individual assets, which are inherently uncertain. Future net cash flows depend primarily on future sales of our products, which are inherently difficult to predict. This is especially true when a significant portion of our future net sales is expected to be generated by both mature products as well as products introduced in fiscal year 2015 or planned to be introduced in fiscal year 2016. The inputs and assumptions used in this test are classified as Level 3 inputs within the fair value hierarchy. Due to these significant judgments, the fair value of the U.S. reporting unit and its individual assets determined in connection with the long-lived assets impairment test may not necessarily be indicative of the actual value that would be recognized in a future transaction.

The full impairment charge of $36.5 million recorded against the long-lived assets under our U.S. reporting unit as of March 31, 2015 was non-cash in nature and does not directly affect our current or future liquidity. The charge was reported as a separate line item in the consolidated statement of operations. This impairment charge significantly reduced the carrying value of our property and equipment to $1.7 million as of March 31, 2015, which would result in decreases in associated depreciation expenses in future periods. Meanwhile, we will continue to review the recoverability of our remaining long-lived assets on a quarterly basis, which may result in additional impairment charges if future impairment testing shows that the carrying value of our long-lived assets exceeds their estimated fair values.

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

We maintain valuation allowances against our deferred tax assets related to various federal, state, and foreign net operating loss carryforwards, tax credits, and capital loss carryforwards. On a quarterly basis, we evaluate our ability to realize the benefit of our deferred tax assets in each jurisdiction, at the required more-likely-than-not level of certainty, based on the existence of sufficient taxable income of the appropriate character within the carryforward period. In determining the need for a valuation allowance, we weigh all available positive and negative evidence, both objective and subjective in nature, including prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Due to the high seasonality of our business with a significant portion of our annual income earned late in the calendar year, the final determination for the need for valuation allowances is generally made at the end of the December quarter, after the critical holiday season has passed.

A full valuation allowance was recorded against our domestic deferred tax assets starting in 2006 and continued through 2011. As of December 31, 2011, we had a full valuation allowance against our gross domestic deferred tax assets of $115.9 million. As of December 31, 2012, our valuation allowance against our gross domestic deferred tax assets was $69.1 million, a decrease of $46.8 million as compared to previous year, primarily due to a reduced deferred tax assets balance resulting from utilization of tax benefits, and releasing a portion of our remaining valuation allowance. As of December 31, 2013, our valuation allowance against our gross domestic deferred tax assets was $8.0 million, a decrease of $61.1 million as compared to previous year, primarily due to a reduced deferred tax assets balance resulting from utilization of tax benefits, and releasing a significant portion of our remaining domestic valuation allowance. As of March 31, 2014, our valuation allowance against our gross domestic deferred tax assets was $8.2 million, an increase of $0.2 million as compared to December 31, 2013. As of March 31, 2015, our valuation allowance against our gross domestic deferred tax assets was $126.0 million, an increase of $117.8 million as compared to March 31, 2014, primarily due to an increase in deferred tax assets balance resulting from additional net operating loss and tax credit carryforwards, and a full domestic valuation allowance established during the year.

In addition, as of March 31, 2015 and 2014, we maintained full valuation allowance of $1.0 million and $1.7 million, respectively, against the deferred tax assets of our subsidiary in Mexico, which was initially established during 2012.

We will continue to evaluate all evidence in all jurisdictions in future periods, to determine if a change in valuation allowance against our deferred tax assets is warranted.

Our financial statements also include accruals for the estimated amounts of probable future assessments that may result from the examination of federal, state or international tax returns. Our tax accruals, tax provision, deferred tax assets or income tax liabilities may be adjusted if there are changes in circumstances, such as changes in tax law, tax audits or other factors, which may cause management to revise its estimates. The amounts ultimately paid on any future assessments may differ from the amounts accrued and may result in an increase or reduction to the effective tax rate in the year of resolution. Such adjustments could have a material impact on our financial position, results of operations or cash flows. In the year ended March 31, 2015, the three months ended March 31, 2014, and the years ended December 31, 2013 and 2012, we recorded $0.6 million, $0.3 million, $0.7 million and $6.4 million in tax benefits, respectively, associated with the recognition of previously unrecognized tax benefits due to the expiration of statutes of limitation in some of our foreign jurisdictions.

Stock-based Compensation

Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally four years) using the straight-line method. Determining the fair value of stock-based compensation awards at grant date requires significant judgment and estimates regarding valuation variables such as volatility, expected forfeiture rates and the expected term of the awards. Our expected stock price volatility is based on our historical stock prices over the most recent period commensurate with the estimated expected term of the stock options. When estimating pre-vesting forfeitures, we consider voluntary termination behavior as well as potential future workforce reduction programs. We reflected the impact of forfeitures for stock options based on historical experience. The expected life of our stock options represents the period of time the options are expected to be outstanding. Stock-based compensation expense may be significantly affected by changes in our stock price, our actual forfeiture rates and the extent of future grants of equity awards. If actual results differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially affected.

Recently Issued Accounting Guidance Not Yet Adopted

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. This guidance will be effective for annual period ending after December 15, 2016, i.e. our fiscal year ending March 31, 2017, and for annual and interim periods thereafter. Early adoption is permitted. We do not expect a material impact on our consolidated financial statements upon the adoption of this guidance.

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

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements, but the program, when properly executed, may not always eliminate our exposure to movements of currency exchange rates. The results of our hedging program for the year ended March 31, 2015, the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012 are summarized in the table below:

	Year Ended March 31,	Three Months Ended March 31,	Years Ended December 31,
	2015	2014	2013	2012
	(Dollars In thousands)		(Dollars In thousands)
Gain (loss) on foreign exchange forward contracts	$4,850	$454	$(282)	$(2,232)
Gain (loss) on underlying transactions denominated in foreign currency	(5,169)	(521)	(614)	666
Net losses	$(319)	$(67)	$(896)	$(1,566)

Our foreign exchange forward contracts generally have original maturities of one month or less. The foreign exchange forward contract outstanding as of March 31, 2015 is as follows:

	As of March 31, 2015
	Average Forward Exchange Rate	Notional Amount in Local Currency	Fair Value of Instruments in USD
		(1)	(2)
Currencies:
Euro (Euro/USD)	1.080	4,408	22
Total fair value of instruments in USD			$22

(1)	In thousands of local currency
(2)	In thousands of USD

We had no foreign exchange forward contracts outstanding as of March 31, 2014 as the related foreign exchange exposures were not significant.

Cash equivalents are presented at fair value on our consolidated balance sheet. We invest our excess cash in accordance with our investment policy. As of March 31, 2015 and 2014, our excess cash was invested in money market funds and a certificate of deposit.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEAPFROG ENTERPRISES, INC.

FORM 10-K

Index to Consolidated Financial Statements

For the Fiscal Year Ended March 31, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

LeapFrog Enterprises, Inc.

In our opinion, the accompanying consolidated balance sheets as of March 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year ended March 31, 2015, for the three months ended March 31, 2014 and for the year ended December 31, 2013 present fairly, in all material respects, the financial position of LeapFrog Enterprises, Inc. and its subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for the year ended March 31, 2015, the three months ended March 31, 2014 and the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing in the index under Item 15(2) for the year ended March 31, 2015, three months ended March 31, 2014 and year ended December 31, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which were integrated audits at March 31, 2015 and December 31, 2013). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
June 15, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LeapFrog Enterprises, Inc.

We have audited the accompanying consolidated balance sheet of LeapFrog Enterprises, Inc. as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LeapFrog Enterprises, Inc. at December 31, 2012, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Francisco, CA
March 11, 2013

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$127,176	$231,988
Accounts receivable, net of allowances for doubtful accounts of $854 and $306, respectively	19,618	29,920
Inventories	71,927	52,293
Prepaid expenses and other current assets	10,012	10,416
Deferred income taxes	553	22,553
Total current assets	229,286	347,170
Deferred income taxes	1,792	53,998
Property and equipment, net	1,676	30,765
Capitalized content costs, net	22,510	19,058
Goodwill	-	19,549
Other intangible assets, net	3,453	3,805
Other assets	1,475	1,473
Total assets	$260,192	$475,818

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,578	$19,146
Accrued liabilities	21,582	23,930
Deferred revenue	11,921	12,808
Deferred income taxes	1,630	-
Income taxes payable	267	689
Total current liabilities	51,978	56,573
Long-term deferred income taxes	323	-
Other long-term liabilities	1,365	1,125
Total liabilities	53,666	57,698
Commitments and contingencies
Stockholders' equity:
Class A Common Stock, par value $0.0001; Authorized - 139,500 shares; Outstanding: 66,084 and 65,229, respectively	7	7
Class B Common Stock, par value $0.0001; Authorized - 40,500 shares; Outstanding: 4,394 and 4,396, respectively	-	-
Treasury stock	(185)	(185)
Additional paid-in capital	434,728	422,678
Accumulated other comprehensive loss	(5,450)	(578)
Accumulated deficit	(222,574)	(3,802)
Total stockholders’ equity	206,526	418,120
Total liabilities and stockholders’ equity	$260,192	$475,818

See accompanying notes to consolidated financial statements

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended March 31,	Three Months Ended March 31,	Years Ended December 31,
	2015	2014	2013	2012

Net sales	$339,149	$56,886	$553,615	$581,288
Cost of sales	244,667	35,763	337,565	336,344
Gross profit	94,482	21,123	216,050	244,944

Operating expenses:
Selling, general and administrative	88,869	24,699	86,232	89,599
Research and development	35,990	9,122	35,938	36,627
Advertising	42,919	3,258	48,280	43,023
Goodwill impairment	19,549	-	-	-
Impairment of long-lived assets	36,461	-	-	-
Depreciation and amortization	11,330	2,686	10,678	11,629
Total operating expenses	235,118	39,765	181,128	180,878
Income (loss) from operations	(140,636)	(18,642)	34,922	64,066

Other income (expense):
Interest income	90	19	68	241
Interest expense	(16)	(1)	-	(50)
Other, net	(667)	(231)	(1,149)	(2,309)
Total other expense, net	(593)	(213)	(1,081)	(2,118)
Income (loss) before income taxes	(141,229)	(18,855)	33,841	61,948
Provision for (benefit from) income taxes	77,543	(7,072)	(50,168)	(24,504)
Net income (loss)	$(218,772)	$(11,783)	$84,009	$86,452

Net income (loss) per share:
Class A and B - basic	$(3.12)	$(0.17)	$1.23	$1.29
Class A and B - diluted	$(3.12)	$(0.17)	$1.19	$1.24

Weighted-average shares used to calculate net income (loss) per share:
Class A and B - basic	70,071	69,408	68,411	67,100
Class A and B - diluted	70,071	69,408	70,402	69,720

See accompanying notes to consolidated financial statements

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended March 31,	Three Months Ended March 31,	Years Ended December 31,
	2015	2014	2013	2012

Net income (loss)	$(218,772)	$(11,783)	$84,009	$86,452
Other comprehensive income (loss), before tax:
Currency translation adjustments	(4,872)	(571)	(1,078)	1,386
Transfer of temporary gain on long-term investments	-	-	-	(241)
Total other comprehensive income (loss), before tax	(4,872)	(571)	(1,078)	1,145
Transfer of tax expense allocated to temporary gain on long-term investments	-	-	-	151
Other comprehensive income (loss), net of tax	(4,872)	(571)	(1,078)	1,296
Comprehensive income (loss)	$(223,644)	$(12,354)	$82,931	$87,748

See accompanying notes to consolidated financial statements

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Year Ended March 31, 2015, Three Months Ended March 31, 2014 and Years Ended December 31, 2013 and December 31, 2012

(In thousands)

							Accumulated	Retained
						Additional	Other	Earnings /
	Class A		Class B		Treasury	Paid-In	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Income (Loss)	Deficit)	Total
Balance, December 31, 2011	54,923	$6	11,113	$1	$(185)	$395,627	$(225)	$(162,480)	$232,744
Conversion of Class B shares to Class A shares	5,398	-	(5,398)	-	-	-	-	-	-
Class A common shares issued upon exercise of employee stock-based awards and purchases made under the employee purchase plan	1,649	-	-	-	-	4,222	-	-	4,222
Net cash paid for payroll taxes on restricted stock unit releases	-	-	-	-	-	(1,762)	-	-	(1,762)
Stock-based compensation expense	-	-	-	-	-	6,991	-	-	6,991
Cumulative translation adjustment	-	-	-	-	-	-	1,386	-	1,386
Transfer of temporary gain on long-term investments, net of tax	-	-	-	-	-	-	(90)	-	(90)
Net income	-	-	-	-	-	-	-	86,452	86,452
Balance, December 31, 2012	61,970	6	5,715	1	(185)	405,078	1,071	(76,028)	329,943
Conversion of Class B shares to Class A shares	1,319	1	(1,319)	(1)	-	-	-	-	-
Class A common shares issued upon exercise of employee stock-based awards and purchases made under the employee purchase plan	1,627	-	-	-	-	5,869	-	-	5,869
Net cash paid for payroll taxes on restricted stock unit releases	-	-	-	-	-	(1,247)	-	-	(1,247)
Stock-based compensation expense	-	-	-	-	-	10,209	-	-	10,209
Cumulative translation adjustment	-	-	-	-	-	-	(1,078)		(1,078)
Tax shortfall from stock-based compensation	-	-	-	-	-	(383)	-	-	(383)
Net income	-	-	-	-	-	-	-	84,009	84,009
Balance, December 31, 2013	64,916	7	4,396	-	(185)	419,526	(7)	7,981	427,322
Class A common shares issued upon exercise of employee stock-based awards and purchases made under the employee purchase plan	313	-	-	-	-	1,094	-	-	1,094
Net cash paid for payroll taxes on restricted stock unit releases	-	-	-	-	-	(374)	-	-	(374)
Stock-based compensation expense	-	-	-	-	-	2,797	-	-	2,797
Cumulative translation adjustment	-	-	-	-	-	-	(571)	-	(571)
Tax shortfall from stock-based compensation	-	-	-	-	-	(365)	-	-	(365)
Net loss	-	-	-	-	-	-	-	(11,783)	(11,783)
Balance, March 31, 2014	65,229	7	4,396	-	(185)	422,678	(578)	(3,802)	418,120
Conversion of Class B shares to Class A shares	2	-	(2)	-	-	-	-	-	-
Class A common shares issued upon exercise of employee stock-based awards and purchases made under the employee purchase plan	859	-	-	-	-	1,951	-	-	1,951
Net cash paid for payroll taxes on restricted stock unit releases	-	-	-	-		(1,065)	-	-	(1,065)
Stock-based compensation expense	-	-	-	-	-	11,286	-	-	11,286
Cumulative translation adjustment	-	-	-	-	-	-	(4,872)	-	(4,872)
Repurchase of common shares	(6)				-	(38)	-	-	(38)
Tax shortfall from stock-based compensation	-	-	-	-	-	(84)	-	-	(84)
Net loss	-	-	-	-	-	-	-	(218,772)	(218,772)
Balance, March 31, 2015	66,084	$7	4,394	$-	$(185)	$434,728	$(5,450)	$(222,574)	$206,526

See accompanying notes to consolidated financial statements

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,	Three Months Ended March 31,	Years Ended December 31
	2015	2014	2013	2012
Operating activities:
Net income (loss)	$(218,772)	$(11,783)	$84,009	$86,452
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	27,482	5,466	20,652	22,082
Goodwill impairment	19,549	-	-	-
Impairment of long-lived assets	36,461	-	-	-
Deferred income taxes	75,963	(6,041)	(52,474)	(20,047)
Stock-based compensation expense	11,286	2,797	10,209	6,991
Loss on sale of long-term investments, net of tax	-	-	-	91
Write off of long-term assets	170	-	-	2
Allowance for doubtful accounts	1,094	99	(21)	3,040
Other changes in operating assets and liabilities:
Accounts receivable, net	8,840	102,731	46,210	(24,839)
Inventories	(23,277)	1,795	(14,106)	(5,727)
Prepaid expenses and other current assets	(502)	(791)	(1,200)	(197)
Other assets	(16)	(448)	251	(165)
Accounts payable	(554)	(3,549)	(10,051)	(3,119)
Accrued liabilities	(265)	(16,958)	(12,314)	8,630
Deferred revenue	(616)	(1,628)	5,945	681
Other long-term liabilities	(1,026)	(450)	(1,615)	(6,135)
Income taxes payable	(370)	(404)	579	116
Net cash (used in) provided by operating activities	(64,553)	70,836	76,074	67,856
Investing activities:
Purchases of property and equipment and other intangible assets	(23,987)	(3,819)	(19,748)	(16,321)
Capitalization of content and website development costs	(15,938)	(3,841)	(12,406)	(8,793)
Sales of investments	-	-	-	2,500
Net cash used in investing activities	(39,925)	(7,660)	(32,154)	(22,614)
Financing activities:
Proceeds from stock option exercises and employee stock purchase plan	1,951	1,094	5,868	4,222
Cash paid for payroll taxes on restricted stock unit releases	(1,065)	(374)	(1,247)	(1,762)
Repurchase of common shares	(38)	-	-	-
Excess tax benefits from stock-based compensation	11	1	14	-
Net cash provided by financing activities	859	721	4,635	2,460
Effect of exchange rate changes on cash	(1,193)	38	(502)	435
Net change in cash and cash equivalents	(104,812)	63,935	48,053	48,137
Cash and cash equivalents, beginning of period	231,988	168,053	120,000	71,863
Cash and cash equivalents, end of period	$127,176	$231,988	$168,053	$120,000

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$(17)	$(1)	$-	$(1)
Cash paid for income taxes, net	$1,763	$720	$(1,299)	$(1,221)

Non-cash investing and financing activities:
Net change in accounts payable and accrued liabilities related to capital expenditures	$(1,764)	$839	$2,325	$-
Transfer of temporary gain on long-term investments	$-			$241

See accompanying notes to consolidated financial statements

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.   Business

LeapFrog Enterprises, Inc. and its consolidated subsidiaries (collectively, the “Company” or “LeapFrog” unless the context indicates otherwise) is a leading developer of educational entertainment for children. The Company’s product portfolio consists of multimedia learning platforms and related content and learning toys. LeapFrog has developed a number of learning platforms, including the LeapPad family of learning tablets, the LeapTV educational video game system, the Leapster family of handheld learning game systems, and the LeapReader reading and writing systems, which facilitate a wide variety of learning experiences provided by our rich content libraries, available in cartridge, print and digital format. LeapFrog has created hundreds of interactive content titles for its platforms, covering subjects such as phonics, reading, writing, mathematics, science, social studies, creativity and life skills. In addition, the Company has a broad line of stand-alone learning toys, including the LeapBand activity tracker. Many of the Company’s products connect to its proprietary online LeapFrog Learning Path (the “Learning Path”), which provides personalized feedback on a child’s learning progress and offers product recommendations to enhance each child’s learning experience. The Company’s products are available in four languages (English, Queen’s English, French and Spanish) and are sold globally through retailers, distributors and directly to consumers via the LeapFrog App Center (“App Center”).

On May 31, 2014, the Company’s board of directors approved a change in the Company’s fiscal year-end from December 31 to March 31 in order to better align the Company’s business planning and financial reporting functions with the seasonality of its business.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult, and subjective judgments include the evaluation of the Company’s accounts receivable-related allowances for doubtful accounts receivable, sales returns, defective products, promotional markdowns, chargebacks and price changes, and cooperative promotional arrangements, the valuation and nature of impairments of financial instruments, amortization of capitalized content costs, inventory valuation, the recognition, measurement and valuation of current and deferred income tax assets and liabilities, valuation of goodwill, valuation of long-lived assets and stock-based compensation assumptions. These estimates involve the consideration of complex factors and require management to make judgments. The analysis of historical and future trends is subject to change from period to period. The actual results experienced may differ from management’s estimates.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Revisions

The Company has revised its consolidated balance sheets as of March 31, 2014 to correct the classification of the capitalized development costs of its proprietary technologies included in certain key products from property and equipment, to other intangible assets. As compared to previously reported amount, property and equipment, net, has been reduced and other intangible assets, net, have been increased by $3,805 as of March 31, 2014. Furthermore, the Company has revised its consolidated balance sheets as of March 31, 2014 to present, on a net basis, its domestic non-current deferred tax liabilities and non-current deferred tax assets. As compared to previously reported amount, deferred income taxes included in non-current assets and non-current deferred income taxes liabilities have been reduced by $3,812 as of March 31, 2014. These revisions represent errors that were not deemed material, individually or in aggregate, to the consolidated financial statements for the corresponding prior period. These revisions do not impact the Company’s previously reported consolidated results of operations or statements of cash flows.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Fair Value of Financial Instruments

Fair values of the Company’s financial instruments, consisting of short-term money market funds and certificates of deposit, reflect the estimates of exit price, or the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.

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

Capitalized Content Costs

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

The Company also capitalizes external Learning Path development costs, which primarily include third-party costs related to developing applications that are an integral component of certain products the Company markets. Learning Path development costs are generally amortized on a straight-line basis over two years. The Company periodically evaluates the remaining useful life of its Learning Path development costs to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the remaining useful life is considered to be changed during the period, the Company amortizes the remaining carrying amount of its Learning Path development costs prospectively over that revised remaining useful life.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation expense is calculated using the straight-line method over the estimated useful life of the assets, generally between two and five years, except for leasehold improvements, which are depreciated over the shorter of the estimated related useful life of the asset or the remaining term of the lease. Depreciation expense for manufacturing tools is included in cost of sales, and depreciation expense related to the remainder of property and equipment is included in depreciation and amortization expense in the consolidated statements of operations. When assets are retired or disposed of, the cost and the related accumulated depreciation thereon are removed from the consolidated balance sheet and any resulting gain or loss is included in the consolidated statements of operations.

Goodwill

The Company reviews its goodwill for impairment at least annually on December 31, and between annual tests if events occur or circumstances change that warrant a review.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The Financial Accounting Standards Board (“FASB”) permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under this guidance, if an entity determines, after assessing such qualitative factors, that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If the qualitative assessment concludes that it is probable that there is impairment, then a quantitative assessment must be performed.

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

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. The Company’s long-lived assets include property and equipment, capitalized content costs and other intangible assets. Assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available. The Company determined its asset groups to be at the reporting unit level.

The first of two steps in the long-lived asset impairment test is a comparison of the cumulative undiscounted future cash flows expected to result from the use of an asset group, including disposition, with the carrying value of such asset group. If the cumulative undiscounted cash flows exceed the carrying amount, no impairment is taken. If the cumulative undiscounted cash flows are less than the carrying amount, a second step is warranted and an impairment loss is measured as the difference between the carrying value and fair value of the asset group. The asset fair values are determined using the valuation technique or combination of techniques expected to yield the most indicative values that would result from an orderly transaction between market participants. In general, the impairment loss is equal to the difference between the fair value and the carrying value of the asset group which would then be allocated to the individual assets of the group in amounts up to their individual carrying values but not to reduce them below their individual fair values.

Application of the two-step long-lived assets impairment test, if determined necessary, requires significant judgment, including grouping of assets, selecting an appropriate discount rate, terminal growth rate, weighted average cost of capital, projection of future net cash flows, market exit multiple, and determining fair value of individual assets, which are inherently uncertain. The fair value of each asset group is estimated using a combination of a market approach and a discounted cash flow methodology. The market approach requires considerable judgment in selecting comparable companies and estimating the multiples of revenue implied by their market values. The discounted cash flow methodology requires management to exercise judgment in selecting an appropriate discount rate and to make numerous assumptions in order to develop future business and financial forecasts and the related estimates of future net cash flows. Future net cash flows depend primarily on future sales of the Company’s products, which are inherently difficult to predict.

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

Derivative Financial Instruments

The Company transacts business in various foreign currencies, primarily in the British Pound, Canadian Dollar, and Euro. As a safeguard against financial exposure from potential adverse changes in currency exchange rates, the Company engages in a foreign exchange hedging program. The program utilizes foreign exchange forward contracts that generally settle within 30 days to enter into fair value hedges of foreign currency exposures of underlying non-functional currency assets and liabilities that are subject to remeasurement. The exposures are generated primarily through intercompany sales in foreign currencies and through U.S. Dollar-denominated sales by the Company’s foreign affiliates. The hedging program is designed to reduce, but does not always eliminate, the impact of the remeasurement of balance sheet items due to movements of currency exchange rates.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The Company maintains valuation allowances against its deferred tax assets related to various federal, state, and foreign net operating loss carryforwards, tax credits, and capital loss carryforwards. On a quarterly basis, the Company evaluates its ability to realize the benefit of its deferred tax assets in each jurisdiction, at the required more-likely-than-not level of certainty, based on the existence of sufficient taxable income of the appropriate character within the carryforward period. In determining the need for a valuation allowance, the Company weighs all available positive and negative evidence, both objective and subjective in nature, including prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Adjustments made to the valuation allowance could significantly impact the Company’s tax provision or benefit. Due to the high seasonality of the Company’s business with a significant portion of its annual income earned late in the calendar year, the final determination for the need for valuation allowances is generally made at the end of the December quarter, after the critical holiday season has passed.

The recognition of deferred income taxes is required for the presumed repatriation of foreign undistributed earnings, unless sufficient evidence shows that the foreign earnings will be indefinitely reinvested or will be remitted in a tax-free liquidation. As of March 31, 2015, the Company compiled evidence such as: short and long term forecasts, projected working capital, past history of dividends, and the tax consequences of a decision to remit or invest, and concluded it can no longer consider the undistributed earnings of its foreign subsidiaries as indefinitely reinvested. As a result, the associated deferred tax liabilities have been provided thereon as of March 31, 2015.

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

Recently Issued Accounting Guidance Not Yet Adopted

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. This guidance will be effective for the annual period ending after December 15, 2016, i.e. our fiscal year ending March 31, 2017, and for annual and interim periods thereafter. Early adoption is permitted. We do not expect a material impact on our consolidated financial statements upon the adoption of this guidance.

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

3.   Fair Value of Financial Instruments and Investments

Fair value is defined by authoritative guidance as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

•	Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. As of March 31, 2015 and 2014, the Company’s Level 1 assets consist of money market funds and a certificate of deposit with original maturities of three months or less. These assets are considered highly liquid and are stated at cost, which approximates market value.

•	Level 2 includes financial instruments for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument. Such inputs could be quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transactions (less-active markets), or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data, including market interest rate curves, referenced credit spreads and prepayment rates. As of March 31, 2015, the Company’s Level 2 assets and liabilities consisted of outstanding foreign exchange forward contracts used to hedge its exposure to certain foreign currencies, including the British Pound, Canadian Dollar, and Euro. The Company did not hold any Level 2 assets as of March 31, 2014. The Company had one outstanding foreign exchange forward contract at March 31, 2015, with notional value of $4,760 and maturity of approximately one month. The fair market value of this instrument, based on quoted prices, was $22 at March 31, 2015 and recorded in prepaid expenses and other current assets.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

•	Level 3 includes financial instruments for which fair value is derived from valuation techniques, including pricing models and discounted cash flow models, in which one or more significant inputs, including the Company’s own assumptions, are unobservable. The Company did not hold any Level 3 assets as of March 31, 2015 and 2014.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and 2014:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015:
Financial Assets:
Money market funds and certificate of deposit	$62,810	$62,810	$-	$-
Collateral certificates of deposit *	20,000	20,000	-	-
Forward currency contracts	22	-	22	-
Total financial assets	$82,832	$82,810	$22	$-
March 31, 2014:
Financial Assets:
Money market funds and certificate of deposit	$118,795	$118,795	$-	$-
Total financial assets	$118,795	$118,795	$-	$-

*	These certificates of deposit were collateral under the Company's asset-based revolving credit facility arrangement. Refer to Note 12 - "Borrowing under Credit Agreement" for additional information on the the revoling credit facility.

4.   Inventories

The Company’s inventories, stated on a first-in, first-out basis at the lower of cost or market as of March 31, 2015 and 2014, were as follows:

	March 31,
	2015	2014
Raw materials	$3,120	$4,594
Finished goods	68,807	47,699
Total	$71,927	$52,293

For the year ended March 31, 2015, the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012, the Company recorded net sales of inventory written down in the previous year resulting in a benefit to gross margin of $582, $295, $2,463 and $1,814, respectively.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

5.   Property and Equipment, Net

As of March 31, 2015 and 2014, property and equipment consisted of the following:

	March 31,
	2015	2014
Tooling, cards, dies and plates	$23,976	$24,380
Computers and software	45,782	70,580
Equipment, furniture and fixtures	3,769	4,179
Leasehold improvements	4,002	4,526
	77,529	103,665
Less: accumulated depreciation	(75,853)	(72,900)
Total	$1,676	$30,765

The Company has revised its consolidated balance sheets as of March 31, 2014 to correct the classification of the capitalized development costs of its proprietary technologies included in certain key products from property and equipment, to other intangible assets. As compared to previously reported amounts, property and equipment, net, has been reduced and other intangible assets, net, have been increased by $3,805 as of March 31, 2014.

Depreciation expense for tooling cards, dies and plates is charged to cost of sales in the statement of operations as the expense relates directly to the product manufacturing process. The expense charged to cost of sales was $3,078, $690, $2,552, and $2,870 for the year ended March 31, 2015, the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012, respectively.

Depreciation expense related to the remainder of property and equipment included in depreciation and amortization expense in the statements of operations was $10,669, $2,406, $9,079 and $7,619 for the year ended March 31, 2015, the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012, respectively.

During the quarter ended March 31, 2015, the Company performed an impairment review of its long-lived assets, including its property and equipment, capitalized content costs and other intangible assets, and recorded a permanent non-cash impairment charge of $36,461 against its property and equipment, including primarily the Company’s recent investments in its internal business systems and the non-content related website systems costs under its computer and software category. Refer to Note 9 – “Impairment of Long-lived Assets” below for detailed information on the Company’s impairment testing for its long-lived assets.

6.   Capitalized Content Costs, net

The Company’s capitalized content development costs include external costs related to the development of content for its learning products and external development costs for its Learning Path. The Company’s capitalized content costs as of March 31, 2015 and 2014 were as follows:

	March 31,
	2015	2014
Content development costs	$76,105	$60,171
Learning Path development costs	8,646	8,740
Less: accumulated amortization	(62,241)	(49,853)
Total	$22,510	$19,058

Amortization expense related to content development is charged to cost of sales in the statement of operations and totaled $11,727, $2,090, $7,422 and $7,585 for the year ended March 31, 2015, the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012, respectively. Amortization expense related to Learning Path development is included in depreciation and amortization expense and totaled $661, $230, $699 and $1,610 for the year ended March 31, 2015, the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012, respectively.

The Company performs a periodic evaluation of capitalized content development costs. For the years ended March 31, 2015 and December 31, 2012, the Company’s evaluation identified capitalized costs related to platforms that were in the process of being discontinued or non-performing titles. Accordingly, the Company wrote down these costs to zero, resulting in an increase in cost of sales in the United States (“U.S.”) segment of $103 and $161 during the years ended March 31, 2015 and December 31, 2012. There was no write-down of capitalized costs related to platforms being discontinued or non-performing titles as a result of the Company’s evaluation in the three months ended March 31, 2014 and for the year ended December 31, 2013.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

During the quarter ended March 31, 2015, the Company performed an impairment review of its long-lived assets, including its property and equipment, capitalized content costs and other intangible assets, and concluded that there was no impairment for its capitalized content costs as of March 31, 2015. Refer to Note 9 – “Impairment of Long-lived Assets” below for detailed information on the Company’s impairment testing for its long-lived assets.

7.   Goodwill

The Company’s goodwill was related to its 1997 acquisition of substantially all the assets and business of its predecessor, LeapFrog RBT, and its 1998 acquisition of substantially all the assets of Explore Technologies. The Company’s goodwill, solely allocated to its U.S. segment, was $19,549 as of March 31, 2014 and December 31, 2013.

The Company performs its goodwill impairment test at least annually on December 31, and between annual tests if events occur or circumstances change that warrant a review. The Company had performed the qualitative assessment for impairment as of December 31, 2013 and concluded that its goodwill had not been impaired.

During the quarter ended December 31, 2014, based on various qualitative factors, the Company determined that sufficient indicators existed warranting a review to determine if the fair value of its U.S. reporting unit had been reduced to below its carrying value. These qualitative factors included, among others, the Company’s performance during the 2014 holiday season being significantly lower than anticipated, which included the underperformance of products and product lines newly introduced to the market, and the continuing decrease in trading values of the Company’s Class A common stock and the corresponding decline in the Company’s market capitalization. As a result, the Company performed goodwill impairment test using the required two-step process as of December 31, 2014. The first step of this process includes comparing the fair value to the carrying value of the reporting unit to which the goodwill is allocated to identify potential impairment. If the fair value of the reporting unit exceeds its carrying value, goodwill allocated to that reporting unit is considered not impaired. If the inverse result is observed, the reporting unit is considered to be impaired and the Company must then complete step two of the test to measure the amount of impairment. Step two compares the implied fair value of the goodwill with the carrying value of that goodwill. If the carrying value of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and its fair value was the purchase price paid to acquire the reporting unit.

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

The result of the Company’s step one test indicated that the carrying value of the Company’s U.S. reporting unit exceeded its estimated fair value. Accordingly, the Company performed the step two test and concluded that its goodwill was fully impaired and thus recorded a permanent impairment charge of $19,549 during the quarter ended December 31, 2014 in its U.S. segment. This impairment charge was reported as a separate line item in the consolidated statement of operations. The tax benefit associated with this charge was $3,812. The impairment charge is non-cash in nature and does not affect the Company’s current or future liquidity.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

8.   Other Intangible Assets, net

The Company’s other intangible assets as of March 31, 2015 and 2014 were as follows:

	March 31,
	2015	2014
Intellectual property, license agreements and other intangibles	$21,555	$20,560
Less: accumulated amortization	(18,102)	(16,755)
Total	$3,453	$3,805

The Company has revised its consolidated balance sheets as of March 31, 2014 to correct the classification of the capitalized development costs of its proprietary technologies included in certain key products from property and equipment, to other intangible assets. As compared to previously reported amounts, property and equipment, net, has been reduced and other intangible assets, net, have been increased by $3,805 as of March 31, 2014.

As of March 31, 2015, a total of $3,900 of the related development costs was included in other intangible assets and is being amortized on a straight-line basis over three years to cost of sales in the statement of operations. Amortization expense of other intangible assets is included in cost of sales in the statement of operations and totaled $1,347 for the year ended March 31, 2015.

Before March 31, 2014, the Company’s other intangible assets included primarily license agreement, patents and trademarks, which were fully amortized as of March 31, 2014. Amortization expense of these other intangible assets was included in depreciation and amortization expense in the statement of operations and totaled $50, $900 and $2,400 for the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012, respectively.

The estimated future amortization expense of the Company’s intangible assets as of March 31, 2015 is $1,600, $1,600 and $253 for the years ending March 31, 2016, 2017 and 2018, respectively.

During the quarter ended March 31, 2015, the Company performed an impairment review of its long-lived assets, including its property and equipment, capitalized content costs and other intangible assets, and concluded that there was no impairment for its other intangible assets as of March 31, 2015. Refer to Note 9 – “Impairment of Long-lived Assets” below for detailed information on the Company’s impairment testing for its long-lived assets.

9.   Impairment of Long-lived Assets

The Company’s long-lived assets include property and equipment, capitalized content costs and other intangible assets. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable.

For the quarter ended December 31, 2014, based on various qualitative factors, the Company determined that testing for recoverability of its long-lived assets was required. These factors included, among others, the Company’s performance during the 2014 holiday season being significantly lower than anticipated, which included the underperformance of products and product lines newly introduced to the market, and the continuing decrease in trading values of the Company’s Class A common stock and the corresponding decline in the Company’s market capitalization. As a result, the Company performed step one of the impairment test on its long-lived assets as of December 31, 2014. Based on this assessment, the Company concluded that its long-lived assets were not impaired as of December 31, 2014 as their carrying value did not exceed the cumulative undiscounted future cash flows that included an estimated residual market valuation.

During the quarter ended March 31, 2015, the Company determined that testing for recoverability of its long-lived assets was required based on continued financial underperformance, and the continued decline of the trading values of its Class A common stock and the corresponding market capitalization. As a result, the Company performed step one of the impairment test and concluded that its long-lived assets in its U.S. reporting unit were impaired as of March 31, 2015 as their carrying value exceeded the cumulative undiscounted future cash flows that included an estimated residual market valuation. This result was primarily due to the significant decline of the trading value of the Company’s Class A common stock and the corresponding market capitalization during the fourth quarter of fiscal 2015. The Company’s long-lived assets were not considered impaired in its International reporting unit as of March 31, 2015 as their carrying value did not exceed the cumulative undiscounted future cash flows.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Accordingly, the Company performed step two of the impairment test and determined the fair value of its U.S. reporting unit using a combination of an income approach and a market approach. Under the income approach, the Company used the DCF methodology which recognizes that current value is premised on the expected receipt of future economic benefits. Indications of value are developed by discounting projected future net cash flows to their present value at a rate that reflects both the current return requirements of the market and the risks inherent in the specific investment. Under the market based approach, the Company utilized its own information to determine earnings multiples and sales multiples that are used to value its U.S. reporting unit. This analysis yielded a fair value below the carry value of the reporting unit.

In general, the difference between the carrying value and the fair value would be allocated on a pro-rata basis to the assets using the relative carrying amounts of those assets. However, the individual assets should not be written down below their respective fair values. As such, the Company determined the fair values of the individual long-lived assets within the asset group and compared those values with the carrying values of those assets to measure the overall impairment amount.

The Company determined the value of the capitalized content costs and the other intangible assets using a cost approach analysis, which factors in technological and functional deterioration with a depreciated cost study used as a proxy for the fair value. Based on the result of these analyses, the Company concluded that the estimated fair values of its capitalized content costs and other intangible assets were greater than their carrying value. Therefore, no impairment was recorded against these assets.

The Company determined the value of the property and equipment assets using a depreciated replacement cost study which incorporated historical costs, published trends, market supported depreciation curves, and certain adjustments such as indirect costs, level of asset customization and general marketability. Based on significant economic obsolescence associated with these assets, the Company incorporated the valuation premise established at a “highest and best use” assessment, using a value-in-exchange concept. Fair value-in-exchange is defined as the estimated value that may reasonably be expected in an exchange for an asset between a willing buyer and seller in an orderly transaction between market participants as of the valuation date. Based on the results of this study, the Company concluded that the carrying value of its property and equipment assets, including primarily the Company’s recent investments in its internal business systems and the non-content related website systems costs, exceeded its fair value by $36,461, and recorded this permanent impairment charge to these assets appropriately.

The above mentioned valuation methodologies require significant judgment by management in grouping of assets, selecting an appropriate discount rate, terminal growth rate, weighted average cost of capital, projection of future net cash flows, market exit multiple, and determining fair value of individual assets, which are inherently uncertain. The inputs and assumptions used in this test are classified as Level 3 inputs within the fair value hierarchy. Due to these significant judgments, the fair value of the U.S. reporting unit and its individual assets determined in connection with the long-lived assets impairment test may not necessarily be indicative of the actual value that would be recognized in a future transaction.

The full impairment charge of $36,461 recorded against the Company’s long-lived assets under its U.S. reporting unit as of March 31, 2015 was non-cash in nature and does not directly affect the Company’s current or future liquidity. The charge was reported as a separate line item in the consolidated statement of operations. This impairment charge significantly reduced the carrying value of our property and equipment to $1,676 as of March 31, 2015, which would result in decreases in associated depreciation expenses in future periods. Meanwhile, the Company will continue to review the recoverability of its remaining long-lived assets on a quarterly basis, which may result in additional impairment charges if future impairment testing shows that the carrying value of its long-lived assets exceeds their estimated fair values.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

10.   Accrued Liabilities

The Company’s accrued liabilities as of March 31, 2015 and 2014 were as follows:

	March 31,
	2015	2014
Employee-related expenses	$4,930	$7,475
Advertising and promotion	5,258	4,107
Royalties payable	1,097	2,340
Marketing, consulting and web-related	4,013	3,752
Other	6,284	6,256
Total	$21,582	$23,930

Employee-related expense accruals decreased primarily due to a decrease in incentive compensation expense as of March 31, 2015 as compared to 2014.

11. Income Taxes

Components of Income Taxes

As a result of the change in the Company’s fiscal year-end, the three months ended March 31, 2014 was treated as a separate tax year. The Company’s income before taxes for the year ended March 31, 2015, three months ended March 31, 2014, and years ended December 31, 2013 and 2012 were as follows:

	Year Ended March 31,	Three Months Ended March 31,	Years Ended December 31,
	2015	2014	2013	2012
United States	$(144,352)	$(19,563)	$28,341	$58,375
Foreign	3,123	708	5,500	3,573
Total	$(141,229)	$(18,855)	$33,841	$61,948

The components of the provision for (benefit from) income taxes were as follows:

	Year Ended March 31,	Three Months Ended March 31,	Years Ended December 31,
	2015	2014	2013	2012
Current:
Federal	$108	$(108)	$(66)	$4
State	(59)	-	239	140
Foreign	763	(151)	2,092	(5,054)
Total current	812	(259)	2,265	(4,910)
Deferred:
Federal	61,052	(6,763)	(42,505)	(19,796)
State	15,257	(132)	(9,981)	(1,278)
Foreign	422	82	53	1,480
Total deferred	76,731	(6,813)	(52,433)	(19,594)
Grand total	$77,543	$(7,072)	$(50,168)	$(24,504)

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Effective Tax Rate

The differences between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% were as follows:

	Year Ended March 31,	Three Months Ended March 31,	Years Ended December 31,
	2015	2014	2013	2012
Income tax provision (benefit) at the statutory rate	$(49,430)	$(6,599)	$11,843	$21,682
Change in valuation allowance	117,842	251	(62,759)	(43,638)
State income taxes	(2,413)	(407)	390	2,946
Foreign tax rate differential	1,090	(13)	889	(265)
Taxes on undistributed earnings	3,467	-	-	-
Nondeductible goodwill	3,274
Expiration of capital loss carryforwards	2,748
Permanent items	889	40	58	866
Release of unrecognized tax benefit	(591)	(302)	(665)	(6,412)
Other	667	(42)	76	317
Income tax provision (benefit)	$77,543	$(7,072)	$(50,168)	$(24,504)

The Company’s effective tax rate is affected by recurring items, such as tax benefit or expense relative to the amount of loss incurred or income earned in its domestic and foreign jurisdictions. The Company’s tax rate is also affected by discrete items, such as tax benefits attributable to the recognition of previously unrecognized tax benefits and changes in valuation allowance, which may occur in any given year but are not consistent from year to year. Refer to “Valuation Allowance” below for detailed information of the changes in valuation allowance for all periods presented.

As of March 31, 2015, undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $11,890. In fiscal 2015, the Company concluded that the earnings of its foreign subsidiaries would no longer be permanently reinvested outside the U.S. As a result, the Company recorded a deferred income tax liability of $3,144 and $323 for U.S. income taxes and non-U.S. withholding taxes, respectively, associated with the future repatriation of foreign earnings.

The tax provision for the year ended March 31, 2015 included a $591 benefit from the recognition of previously unrecognized tax benefits, including $195 of accrued interest and penalties, due to expiring statute of limitations in some of foreign jurisdictions, which decreased other long-term liabilities. Also in that period, the Company established an additional valuation allowance against its domestic deferred tax assets of $117,842 of which $90,769 was recorded as tax provision and impacted its effective tax rate. $27,073 of the increase in valuation allowance was attributable to valuing additional deferred tax assets, primarily relating to net operating losses incurred subsequent to the establishment of the valuation allowance in the quarter ended December 31, 2014 of fiscal 2015, and therefore did not impact the Company’s effective tax rate.

The tax benefit for the three months ended March 31, 2014 includes a $302 benefit from the recognition of previously unrecognized tax benefits, including $188 of accrued interest, due to expiring statute of limitations in some of foreign jurisdictions, which decreased other long-term liabilities, offset by $251 of additional valuation allowance which was recorded as tax provision and impacted the effective tax rate.

The tax benefit for the year ended December 31, 2013 includes a $665 benefit from the recognition of previously unrecognized tax benefits, including $369 of accrued interest and penalties, due to expiring statute of limitations in some of foreign jurisdictions, which decreased other long-term liabilities. In addition, $62,759 of the deferred tax valuation allowance was released and recognized as an income tax benefit, and impacted its effective tax rate.

The tax benefit for the year ended December 31, 2012 includes a $6,412 benefit from the recognition of previously unrecognized tax benefits, including $2,045 of accrued interest and penalties, due to expiring statute of limitations in some of foreign jurisdictions. In addition, $21,614 of the domestic deferred tax valuation allowance was reversed and recognized as an income tax benefit, and impacted its effective tax rate. This benefit was offset by $1,274 due to the establishment of a valuation allowance against the deferred tax assets of its subsidiary in Mexico. The Company also realized $23,298 of tax benefit from utilizing previously unrecognized income tax benefit attributes primarily comprised of domestic net operating loss and tax credit carryforwards.

For all periods presented, no interest or penalties were included in state income tax expense.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Components of Deferred Tax Assets and Liabilities

Deferred income taxes reflect the impact of “temporary differences” between asset and liability amounts for financial reporting purposes and such amounts as determined based on existing tax laws. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	March 31,
	2015	2014
Deferred tax assets:
Net operating loss and credit carryforwards	$91,195	$68,091
Inventory and other reserves	7,162	4,052
Depreciation and amortization	19,140	4,280
Stock based compensation	8,225	6,379
Other	2,049	7,476
Gross deferred tax assets	127,771	90,278
Less: valuation allowance	(127,056)	(9,886)
Net deferred tax assets	715	80,392
Deferred tax liabilities:
Goodwill	-	3,812
Withholding Taxes	323	-
Total deferred tax liabilities	$323	$3,812

The majority of the Company’s domestic deferred tax assets generally have 10 to 20 years until expiration or indefinite lives. As of March 31, 2015, the Company had federal net operating loss carryforwards of $210,194 which will expire between 2027 through 2035. State net operating loss carryforwards totaled $211,235 as of March 31, 2015 and will expire in years 2016 through 2035. Section 382 of the Internal Revenue Code limits net operating loss carryforwards when an ownership change of more than fifty percent of the value of the stock in a loss corporation occurs with a three-year period. Sales of the Company’s common stock could, under some circumstances, result in the occurrence of such a change in control and a limitation on the Company’s future ability to use these carryforwards. The Company had $12,590 of cumulative excess tax benefits from stock option deductions generated subsequent to the adoption of the authoritative guidance regarding stock-based compensation, which are not included in the net operating loss carryforward amounts above since they have not met the required realization criteria. The Company considers stock option deduction benefits in excess of book compensation charges realized when it obtains an incremental benefit determined by the “with and without” calculation method, under which excess tax benefits related to stock-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company. When realized, these benefits will increase additional paid-in capital.

As of March 31, 2015, the Company also had federal and California R&D credit carryforwards of $3,992 and $8,194, respectively. The federal research carryforwards will begin to expire in 2024, while the California research credits can be carried forward indefinitely. In addition, the Company has $5,395 in federal foreign tax credits that will begin expiring in 2018.

Valuation Allowance

The Company maintains valuation allowances against its deferred tax assets related to various federal, state, and foreign net operating loss carryforwards, tax credits, and capital loss carryforwards. On a quarterly basis, the Company evaluates its ability to realize the benefit of its deferred tax assets in each jurisdiction, at the required more-likely-than-not level of certainty, based on the existence of sufficient taxable income of the appropriate character within the carryforward period. In determining the need for a valuation allowance, the Company weighs all available positive and negative evidence, both objective and subjective in nature. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Due to the high seasonality of the Company’s business with a significant portion of its annual income earned late in the calendar year, the final determination for the need for valuation allowances is generally made at the end of the December quarter, after the critical holiday season has passed. Any changes to valuation allowance affect effective tax rate, but do not affect the amount of cash paid for income taxes in the foreseeable future.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

For the year ended December 31, 2013, the Company evaluated its ability to realize the benefit of its domestic deferred tax assets. Consideration was given to negative evidence such as: the duration and severity of losses in the Company’s history, high seasonal revenue concentrations, increasing competitive pressures, and a challenging retail environment. However, after considering four consecutive years of profitability and a significant three year cumulative domestic income position as of December 31, 2013, the Company believed the weight of the objectively verifiable positive evidence was sufficient to overcome the weight of the existing negative evidence. Accordingly, the Company concluded that the benefit of a significant portion of its domestic deferred tax assets would be realized and $62,759 of the Company’s domestic deferred tax valuation allowance was released and recorded as an income tax benefit for the year ended December 31, 2013.

Due to the change in fiscal year end, the three months ended March 31, 2014 was treated as a separate tax year. Accordingly, the Company reevaluated its ability to realize the benefit of its domestic deferred tax assets with carryforward periods and concluded that the benefit of its state net operating loss carryforwards would not be realized. As a result, the Company established an additional valuation allowance of $251 for the three months ended March 31, 2014.

For the year ended March 31, 2015, the Company evaluated its ability to realize the benefit of its domestic deferred tax assets. The Company considered existing positive evidence available such as: historic profitability, lack of expiring net operating loss and tax credit carryforwards, and viable tax strategies that could potentially impact the likelihood of realizing its deferred tax assets. However, the Company’s performance during the 2014 holiday season was significantly lower than anticipated and the underperformance of products and product lines newly introduced to the market had a considerable impact on its projections of future taxable income. Consequently, the Company anticipated a three year cumulative domestic loss position within the current fiscal year. In determining if sufficient projected future taxable income exists to realize the benefit of its deferred tax assets, the Company considers cumulative losses in recent years as significant negative evidence that is difficult to overcome. In addition, the goodwill impairment charge recorded in the quarter ended December 31, 2014 was considered additional significant negative evidence indicating the benefit of its deferred tax assets would not be realized. After weighing all evidence available as of December 31, 2014, the Company believed there was not sufficient positive evidence to overcome the significant negative evidence and so determined that sufficient projected future taxable income did not exist to realize the full benefit of its domestic deferred tax assets before expiration. As a result, the Company concluded a full valuation allowance against its domestic deferred tax assets was warranted. Accordingly, for the year ended March 31, 2015, the Company established an additional valuation allowance of $117,842 of which $90,769 was recorded as an income tax provision and impacted the Company’s effective tax rate. The remaining $27,073 of additional valuation allowance was established against deferred tax assets attributable to current year losses, the respective tax expense and tax benefits of which were fully offset during the year, and therefore did not impact the effective tax rate for the year ended March 31, 2015.

As of March 31, 2015, the Company maintained a full valuation allowance of $126,030 against its domestic deferred tax assets. In addition, The Company maintained a valuation allowance of $1,026 and $1,697 against the deferred tax assets of its subsidiary in Mexico as of March 31, 2015 and March 31, 2014 respectively, which was initially established during 2012. The Company also evaluated the need for a valuation allowance against the deferred tax assets of its other foreign jurisdictions, totaling $715 as of March 31, 2015, and believe that the benefit of these deferred tax assets will be realized at the required more-likely-than not level of certainty. Therefore, no valuation allowance has been established against such deferred tax assets as of March 31, 2015. The Company will continue to evaluate all evidence in all jurisdictions in future periods, to determine if a change in valuation allowance against its deferred tax assets is warranted. Any changes to the Company’s valuation allowance will affect its effective tax rate, but will not affect the amount of cash paid for income taxes in the foreseeable future.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Uncertain Tax Positions

The changes in the balance of gross unrecognized tax benefits, during the year ended March 31, 2015, the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012 were as follows:

	Year Ended March 31,	Three Months Ended March 31,	Years Ended December 31,
	2015	2014	2013	2012
Balance at beginning of year	$16,280	$20,319	$15,192	$19,493
Gross increase - tax positions taken during a prior period	18	49	4	107
Gross decrease - tax positions taken during a prior period	(127)	(4,191)	(105)	(41)
Increases due to tax positions taken during the current period	915	217	5,524	-
Decreases in the unrecognized tax benefits relating to statute of limitations expiration	(409)	(114)	(296)	(4,367)
Balance at end of year	$16,677	$16,280	$20,319	$15,192

Of the gross unrecognized tax benefits as of March 31, 2015, three months ended March 31, 2014 and years ended December 2013, and 2012, $16,677, $16,280, $20,319, and $15,192, respectively, would impact the Company’s effective tax rate if the valuation allowance currently established against the Company’s domestic deferred tax assets were to reverse.

The Company is subject to examination for tax years 2000 and forward. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $7,032, excluding potential interest and penalties, related to its domestic operations over the course of the next twelve months due to expiring statutes of limitations, which would not be recognized as a tax benefit nor affect the effective tax rate due to the full valuation allowance recorded against the Company’s domestic deferred tax assets.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the year ended March 31, 2015, three months ended March 31, 2014 and years ended December 2013, and 2012 included interest and penalties of $8, $13, $82, and $276, respectively. As of March 31, 2015, the Company had no accrued interest and penalties attributable to uncertain tax positions related to its foreign operations. As of March 31, 2014, December 31, 2013 and December 31, 2012, the Company had approximately $187, $362 and $625 respectively, of accrued interest and penalties attributable to uncertain tax positions related to its foreign operations.

The Company files income tax returns in the U.S. federal, various state and foreign jurisdictions. The Company has substantially concluded all U.S. federal and state income tax matters through 2004 and 1999, respectively, and foreign income tax matters through 2007. The state of California has notified the Company of a pending examination related to its R&D credits claimed for the tax years 2002 and 2003; however, the Company has not been notified when the audit will commence.

In 2012, the Company was notified by the tax authority in Mexico of an income tax audit for the 2010 tax year. This audit has concluded without a material effect. In the current year, the Company was notified by the taxing authority in the United Kingdom of an income tax audit for the 2012 tax year. The Company was also notified by the French taxing authority of an income tax audit for tax years 2012 and 2013.

With respect to the open matters, the outcomes are not yet determinable. However, management does not anticipate that any adjustments would result in a material change to the Company’s results of operations, financial conditions or liquidity.

12.	Borrowings under Credit Agreements

On August 13, 2009, the Company, certain financial institutions and Bank of America, N.A., entered into an amended and restated loan and security agreement for an up-to-$75,000 asset-based revolving credit facility (the “revolving credit facility”), with a term through May 1, 2017. The Company has granted a security interest in substantially all of its assets to the lenders as security for its obligations under the revolving credit facility. Provided there is no default under the revolving credit facility, the Company may elect, without the consent of any of the lenders, to increase the size of the revolving credit facility up to an aggregate of $150,000.

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

As of March 31, 2015, borrowing availability under the revolving credit facility was $27,428. As of March 31, 2015, the Company had a stand-by letter of credit of $36 issued under our revolving credit facility as a security deposit for utility expenditures. There were no borrowings outstanding under the revolving credit facility at March 31, 2015.

13.	Employee Benefit Plan

LeapFrog sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan allows employees to defer up to 50% of their eligible compensation, not to exceed the Internal Revenue Service (the “IRS”) maximum contribution limit. The Company provides a matching opportunity of 100% of eligible contributions up to a maximum of $3.5 per year per employee, which vests over three years. For the year ended March 31, 2015, the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012, the Company recorded total compensation expense of $1,297, $846, $1,435 and $1,189, respectively, related to the defined contribution plan.

14.	Stock-based Compensation

Stock-based Compensation Arrangements

Pursuant to the Company’s 2011 EIP, the Company offers two types of stock-based compensation awards to its employees, directors and certain consultants: stock options and RSUs. Both stock options and RSUs can be used to acquire shares of the Company's Class A common stock, are exercisable or convertible, as applicable, over a period not to exceed ten years, and are most commonly assigned four-year vesting periods.

The Company is authorized to issue up to a total of 33,950 shares of Class A common stock for any of the types of awards authorized under the 2011 EIP. The Company also has an ESPP under which it is authorized to issue up to 2,000 shares. At March 31, 2015, the remaining availability for future grants was 5,978 for stock-based awards and 573 for the ESPP.

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

The assumptions underlying the calculation of grant-date fair value of the stock options using the Black-Scholes option pricing model comprise:

•	Volatility: Expected stock price volatility is based on the Company’s historical stock prices over the most recent period commensurate with the estimated expected term of the stock options.

•	Risk-Free Interest Rate: The risk-free interest rate is based on the yield of the treasury security at grant date with a maturity closest to the expected term of the stock option.

•	Expected Term: The expected life of the options represents the period of time the options are expected to be outstanding.

•	Expected Dividend: The dividend yield is zero as the Company does not expect to pay dividends.

•	Annual Forfeiture Rate: When estimating pre-vesting forfeitures, the Company considers voluntary termination behavior as well as potential future workforce reduction programs. The Company reflected the impact of forfeitures for stock options in expense based on historical experience. In January 2012 and 2013, the Company updated the forfeiture rate to 14.6% and 14.2%, respectively. Effective January 2014, the Company applied separate forfeiture rates for employee grants and non-employee director grants based on analyses of historical forfeiture rates for these groups. The forfeiture rates were updated to 13.8% for employee grants and 2.0% for non-employee director grants.

The assumptions used in the Black-Scholes option valuation model and the weighted-average grant-date fair value per share for the year ended March 31, 2015, the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012 were as follows:

	Year Ended March 31,	Three Months Ended March 31,	Years Ended December 31,
	2015	2014	2013	2012
Estimate of fair value for total awards using Black-Scholes	$4,429	$351	$10,348	$11,711
Expected term (years)	4.70	4.60	4.60	4.49
Volatility	59.9%	59.7%	72.4%	74.3%
Risk-free interest rate	1.6%	1.4%	0.8%	0.7%
Expected dividend yield	-%	-%	-%	-%

RSUs

RSUs are payable in shares of the Company’s Class A common stock. The fair value of these stock-based awards is equal to the closing market price of the Company’s stock on the date of grant. The grant-date fair value is recognized on a straight-line basis in compensation expense over the vesting period of these stock-based awards, which is generally four years.

Effective January 2014, the Company applied separate forfeiture rates for employee grants and non-employee director grants based on analyses of historical forfeiture rates for these groups. The forfeiture rates were updated to 19.0% for employee grants and 3.1% for non-employee director grants.

Stock-based compensation expense related to RSUs is calculated based on the market price of the Company’s common stock on the grant date. The total market value of RSUs granted for the year ended March 31, 2015, the three months ended March 31, 2014, and the years ended December 31, 2013 and 2012, as measured on the grant date, was $7,603, $264, $7,147 and $8,006, respectively.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

ESPP

The Company’s common stock is offered to participants at a 15% discount from the fair market value of such stock, which results in stock-based compensation expense due to departure from the IRS safe harbor. Stock-based compensation expense related to the ESPP is estimated using the Black-Scholes option pricing model with the following assumptions for the year ended March 31, 2015, the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012:

	Year Ended March 31,	Three Months Ended March 31,	Years Ended December 31,
	2015	2014	2013	2012
Expected term (years)	0.5	0.5	0.5	0.5
Volatility	34.8% - 71.7%	34.8% - 36.0%	36.0% - 57.5%	44.2% - 59.8%
Risk-free interest rate	0.05% - 0.08%	0.05% - 0.08%	0.05% - 0.14%	0.05% - 0.14%
Expected dividend yield	-%	-%	-%	-%

Impact of Stock-based Compensation

The following table summarizes stock-based compensation expense charged to SG&A and R&D expense for the year ended March 31, 2015, the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012:

	Year Ended March 31,	Three Months Ended March 31,	Years Ended December 31,
	2015	2014	2013	2012
SG&A:
Stock options	$5,390	$1,409	$5,314	$3,018
RSUs	4,109	995	3,275	2,782
ESPP	326	75	450	370
Total SG&A	9,825	2,479	9,039	6,170
R&D:
Stock options	825	193	744	513
RSUs	636	125	426	308
Total R&D	1,461	318	1,170	821
Total expense	$11,286	$2,797	$10,209	$6,991

Stock Plan Activity

Stock Options

The activity in the Company’s stock option plan for the year ended March 31, 2015 and the three months ended March 31, 2014 was as follows:

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

	Number of Shares	Weighted- Average Exercise Price	Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2013	6,872	$6.94	7.49	$10,929
Grants	100	$7.10
Exercises	(114)	$4.21
Retired or forfeited	(84)	$7.91
Outstanding at March 31, 2014	6,774	$6.98	6.05	$9,108
Grants	1,323	$6.67
Exercises	(312)	$4.10
Retired or forfeited	(947)	$8.31
Outstanding at March 31, 2015	6,838	$6.87	6.66	$2

Vested and exercisable at March 31, 2015	4,560	$6.44	5.80	$2
Vested and exercisable at March 31, 2014	3,617	$5.94	5.31	$7,630

Stock options outstanding that are expected to vest are shown net of estimated future option forfeitures. The price of a share of the Company’s Class A common stock was $2.18 and $7.50 as of March 31, 2015 and 2014, respectively. The total intrinsic value of options exercised for the year ended March 31, 2015, the three months ended March 31, 2014, and the years ended December 31, 2013 and 2012 was $2,137, $805, $6,162 and $5,608, respectively. As of March 31, 2015, unrecognized compensation cost related to stock options granted under the plans totaled $9,074. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.23 years.

These options will expire if not exercised by specific dates through January 2025. During the year ended March 31, 2015, 8 stock options expired and were cancelled.

RSUs

The activity in the Company’s RSUs for the year ended March 31, 2015, March 31, 2014, and the years ended December 31, 2013 and 2012 was as follows:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at December 31, 2013	1,634	$8.18
Grants	40	$6.60
Vested	(165)	$7.61
Forfeited	(33)	$7.63
Nonvested at March 31, 2014	1,476	$8.22
Grants	1,130	$6.73
Vested	(472)	$7.69
Forfeited	(377)	$7.65
Nonvested at March 31, 2015	1,757	$7.52

Vested and exercisable at March 31, 2015	81	$10.66
Vested and exercisable at March 31, 2014	65	$10.78

The total fair value of shares vested in the year ended March 31, 2015, the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012 was $3,628, $1,257, $2,720 and $3,854, respectively. As of March 31, 2015, unrecognized compensation cost related to RSUs granted under the plans totaled $9,106. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.41 years.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

15.	Derivative Financial Instruments

At March 31, 2015, the Company had one outstanding foreign exchange forward contract with notional value of $4,760. As of March 31, 2014, the Company did not have foreign exchange forward contracts outstanding as the related foreign exchange exposures were not significant. The gains and losses on such instruments are recorded in other income (expense) in the consolidated statements of operations. Gains and losses from foreign exchange forward contracts, net of gains and losses on the underlying transactions denominated in foreign currency, for the years ended March 31, 2015, the three months ended March 31, 2014, and the years ended December 31, 2013 and 2012 were as follows:

	Year Ended March 31,	Three Months Ended March 31,	Years Ended December 31,
	2015	2014	2013	2012
	(Dollars In thousands)
Gain (loss) on foreign exchange forward contracts	$4,850	$454	$(282)	$(2,232)
Gain (loss) on underlying transactions denominated in foreign currency	(5,169)	(521)	(614)	666
Net losses	$(319)	$(67)	$(896)	$(1,566)

16.	Stockholders’ Equity

The Company is authorized to issue 180,000 shares of common stock at a par value of $0.0001 per share, of which 139,500 shares are designated as Class A and 40,500 shares are designated as Class B. Class A shares outstanding at March 31, 2015 and 2014 were 66,084 and 65,229, respectively. Class B shares outstanding at March 31, 2015 and 2014 were 4,394 and 4,396 respectively.

Class A stockholders are entitled to one vote per share and Class B stockholders are entitled to ten votes per share. The Class B stockholders have the right to convert their Class B shares into an equal number of Class A shares. During the year ended March 31, 2015 and the years ended December 31, 2013 and 2012, certain Class B stockholders elected to convert 2, 1,319 and 5,398 shares, respectively, of their Class B common stock into the same number of shares of Class A common stock at par value. These transactions had no material impact on the Company’s financial statements.

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

On February 10, 2014, the Company’s board of directors approved a stock repurchase program authorizing the Company to repurchase up to an aggregate of $30,000 of its Class A common stock through December 31, 2014. During the three months ended June 30, 2014, the Company repurchased approximately 6 shares of its common stock at an average price of $6.50, which were retired upon repurchase. This stock repurchase program expired on December 31, 2014.

17.	Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Year Ended March 31,	Three Months Ended March 31,	Years Ended December 31,
	2015	2014	2013	2012
(Numerator)
Net income (loss)	$(218,772)	$(11,783)	$84,009	$86,452
(Denominator)
Weighted average shares outstanding during period:
Class A and B - basic	70,071	69,408	68,411	67,100
Common stock equivalents	-	-	1,991	2,620
Class A and B - diluted	70,071	69,408	70,402	69,720
Net income (loss) per share:
Class A and B - basic	$(3.12)	$(0.17)	$1.23	$1.29
Class A and B - diluted	$(3.12)	$(0.17)	$1.19	$1.24

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Options to purchase shares of common stock and RSUs totaling 6,306, 8,422, 3,098 and 1,472 were excluded from the calculation of diluted net income per share for the year ended March 31, 2015, the three months ended March 31, 2014, and the years ended December 31, 2013 and 2012, respectively, as the effect would have been antidilutive.

18.	Related Party Transactions

Our Chief Executive Officer, John Barbour, has served on the board of directors of the Toy Industry Association, Inc. (“TIA”) a not-for-profit trade association that represents toy and youth entertainment companies, since 2013. For the year ended March 31, 2015, the three months ended March 31, 2014, and the year ended December 31, 2013, the Company made payments to TIA of $133, $120 and $128 respectively. These payments were for TIA membership and sponsorship, and were made on terms the Company believes are comparable to those it would obtain in an arm’s-length relationship with the TIA.

During the quarter ended March 31, 2013 and during the year ended December 31, 2012, Mollusk Holdings, LLC, an entity controlled by Lawrence J. Ellison, CEO of Oracle Corporation, was a stockholder of the Company and Mr. Ellison may have been considered a related party to the Company under applicable SEC rules. On January 1, 2013, Mr. Ellison may be deemed to have had or shared the power to direct the voting and disposition, and therefore to have beneficial ownership of, approximately 12.46% of the combined voting power of the Company’s Class A common stock and Class B common stock as of that date. During the quarter ended March 31, 2013, Mollusk Holdings sold 30,000 shares of the Company’s Class A common stock per trading day under a stock trading plan and on March 15, 2013, Mollusk Holdings converted its remaining Class B common stock into Class A common stock. Accordingly, at that point, Mr. Ellison was no longer considered a related party to the Company under applicable SEC rules since Mollusk Holdings owned less than 5% of the combined voting power of the Company’s Class A common stock and Class B common stock as of that date.

For the quarter ended March 31, 2013 and the year ended December 31, 2012, the Company purchased software products and support services totaling $1,146 and $2,912, respectively, from Oracle Corporation on terms the Company believes are comparable to those it would obtain in an arm’s-length agreement.

19.	Concentrations of Credit Risk and Certain Other Risks

Financial instruments that subject the Company to concentrations of credit risk include cash equivalents, foreign exchange transactions and trade receivables. Cash equivalents are money market funds. Foreign exchange transactions consist primarily of short-term forward foreign currency contracts with highly-rated financial institutions.

LeapFrog manufactures and sells its products primarily to national and regional mass-market retailers. Credit is extended based on an evaluation of the customers’ financial condition; generally, collateral is not required. Allowances for credit losses are provided for in the consolidated financial statements at the time of sale. Four major retailers accounted for 71% and 65% of gross accounts receivable at March 31, 2015 and 2014, respectively. Should any of these four retailers experience difficulties paying their debts to LeapFrog, this could have a significant negative impact on the Company’s statement of operations and cash flows.

Seasonality of Sales

Sales of LeapFrog’s products have historically been highly seasonal with a substantial majority of the sales occurring during the quarters ended September 30 and December 31. Failure to predict accurately and respond appropriately to changes in retailer and consumer demand may cause LeapFrog to produce excess inventory, which could adversely affect operating results and financial condition. Conversely, if a product achieves greater success than anticipated, the Company may not have sufficient inventory to meet customer demand, which could adversely impact LeapFrog’s relations with its customers.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Manufacturing Vendor Concentration

LeapFrog’s manufacturing and operations strategy is designed to maximize the use of outsourced services, particularly with respect to the actual production and physical distribution of its products. The Company believes that its outsourcing strategy enhances the scalability of the manufacturing process. Since the Company does not have its own manufacturing facilities, it is dependent on close working relationships with its contract manufacturers for the supply and quality of its products and the computer chips contained in these products. LeapFrog uses contract manufacturers located in Asia, primarily in China, to manufacture its finished products. Given the highly seasonal nature of its business, any unusual delays or quality control problems could have a material adverse effect on LeapFrog’s operating results and financial condition. LeapFrog’s top three vendors supplied a total of 79%, 78%, 79% and 73% of LeapFrog’s products for the year ended March 31, 2015, the three months ended March 31, 2014, and the years ended December 31, 2013 and 2012, respectively. LeapFrog’s largest individual vendor, WKK Technology Limited, located in China, supplied 61%, 49%, 60% and 40% of LeapFrog’s products for the year ended March 31, 2015, the three months ended March 31, 2014, and the years ended December 31, 2013 and 2012, respectively. The Company expects to continue to use a limited number of contract manufacturers and fabricators.

Customer Concentration

A limited number of customers historically have accounted for a substantial portion of the Company’s gross sales. For the year ended March 31, 2015, the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012, the Company’s top four customers have been Wal-Mart Stores, Inc. (“Wal-Mart”), Toys “R” Us, Inc. (“Toys “R” Us”), Target Corporation (“Target”) and Amazon.com, Inc. (“Amazon”). The relative percentage of gross sales to the top four customers to total Company gross sales were as follows for the periods shown below:

	Year Ended March 31,	Three Months Ended March 31,	Years Ended December 31,
	2015	2014	2013	2012
Gross sales:
Wal-Mart	22%	24%	25%	23%
Toys "R" Us	14%	10%	15%	18%
Target	10%	8%	11%	13%
Amazon	10%	5%	10%	7%
Total	56%	47%	61%	61%

Wal-Mart, Toys “R” Us, Target and Amazon accounted for 35%, 12%, 11% and 13% respectively, of total Company gross accounts receivable at March 31, 2015, as compared to 35%, 16%, 10% and 4% respectively, at March 31, 2014.

20.	Commitments and Contingencies

Contractual Obligations and Commitments

The Company is obligated to pay certain minimum royalties in connection with license agreements to which it is a party. Royalty expense was $14,534, $3,899, $23,021 and $19,744 for the year ended March 31, 2015, the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012, respectively.

The Company leases its facilities under operating leases that expire at various dates through 2021. Generally, these have initial lease periods of three to twelve years and contain provisions for renewal options of five years at market rates. Rent expense related to facilities for general administration and operations is charged to operating expenses in the statement of operations and totaled $2,764, $611, $2,466 and $2,516 for the year ended March 31, 2015, the three months ended March 31, 2014, and the years ended December 31, 2013 and 2012, respectively, net of sublease income of $653, $162, $629 and $611, respectively. Rent expense related to warehouse facilities is charged to cost of sales in the statement of operations and totaled $1,199, $305, $1,218 and $1,019 for the year ended March 31, 2015, the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012, respectively.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Minimum rent commitments under all non-cancelable operating leases and minimum royalty commitments are set forth in the following table:

	Operating
Years Ending March 31,	Leases		Royalties	Total
2016	$6,354	*	$882	$7,236
2017	3,687		574	4,261
2018	3,246		5	3,251
2019	2,796		-	2,796
2020	2,857		-	2,857
Thereafter	238		-	238
Total	$19,178	*	$1,461	$20,639

 * Amount was reduced by minimum sublease rent of $673 due in the future under non-cancelable sublease.

The Company accounts for total rent expense under the leases on a straight-line basis over the lease terms. The Company had a deferred rent liability relating to rent escalation costs net of tenant incentives for its Emeryville, California headquarters. As of March 31, 2015 and 2014, the deferred rent liability was $360 and $897, respectively. Deferred rent is included in accrued liabilities and other long-term liabilities.

In addition, as of March 31, 2015, the Company had commitments to purchase inventory under normal supply arrangements totaling approximately $40,299. As of March 31, 2015, the Company had a stand-by letter of credit of $36 issued under its revolving credit facility as a security deposit for utility expenditures, which was an off-balance sheet arrangement.

Legal Proceedings

Federal Securities Class Action

A consolidated securities class action captioned In re LeapFrog Enterprises, Inc. Securities Litigation, Case No. 3:15-CV-00347-EMC, is pending in the United States District Court for the Northern District of California against LeapFrog and two of its officers, John Barbour and Raymond L. Arthur (the “Class Action”). The various Class Action plaintiffs, who filed their complaints between January 23 and February 2, 2015, allege that all defendants violated Section 10(b) the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5, by making materially false or misleading statements regarding the Company’s financial projections, performance, and development of new products between May 5, 2014 and January 22, 2015. The plaintiffs also allege that Messrs. Barbour and Arthur violated Section 20(a) of the Exchange Act. The plaintiffs seek class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. The foregoing is a summary of the allegations in the plaintiffs’ complaints and is subject to the text of the complaints, which are on file with the Court. Based on a review of the allegations, the Company and the individual defendants believe that the plaintiffs’ allegations are without merit, and intend to vigorously defend against the claims. The Company plans to file a motion to dismiss the Class Action after the lead plaintiff, which was appointed by the Court on May 5, 2015, files an amended consolidated complaint.

Shareholder Derivative Action

A consolidated shareholder derivative action captioned In re LeapFrog Enterprises, Inc. Derivative Litigation, Lead Case No. RG15757609 (the “Derivative Action”) is pending in the Superior Court of California, County of Alameda, purportedly on behalf of LeapFrog against current and former members of our board of directors and certain of our officers. The various plaintiffs in the Derivative Action, who filed their complaints between February 5 and March 20, 2015, allege that the defendants breached their fiduciary duties, committed waste, were unjustly enriched, and aided and abetted fiduciary violations by causing LeapFrog to issue materially inaccurate financial guidance and making false and misleading statements about the Company’s business between May 5, 2014 and January 22, 2015. The statements at issue in the Derivative Action are substantially similar to those at issue in the Class Action described above. The plaintiffs in the Derivative Action seek, purportedly on behalf of LeapFrog, an unspecified award of damages including, but not limited to, fees and costs associated with the pending Class Action, various corporate governance reforms, an award of restitution, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. The foregoing is a summary of the allegations in the complaints filed in the Derivative Action, and is subject to the text of the plaintiffs’ complaints, which are on file with the Court. Based on a review of the plaintiffs’ allegations, the Company believes that the plaintiffs have not demonstrated standing to sue on its behalf. The Court has granted the parties’ stipulation to defer litigation activity, subject to certain conditions and pending certain developments in the Class Action.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

In addition , from time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents and other intellectual property rights, claims related to breach of contract, employment disputes and a variety of other matters. The Company records a liability when it believes that it is both probable that a loss will be incurred, and the amount can be reasonably estimated. In the opinion of management, based on current knowledge, it is not reasonably possible that any of the pending legal proceedings or claims will have a material adverse impact on the Company’s financial position, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors. In addition, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a particular reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements of the same reporting period could be materially adversely affected.

21.	Segment Reporting

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

The accounting policies of the segments are the same as those described in Note 2 of these Notes to the Consolidated Financial Statements.

The primary business of the two operating segments is as follows:

•	The U.S. segment is responsible for the development, design, sale and marketing of multimedia learning platforms, related content and learning toys, which are sold primarily through retailers, distributors, and directly to consumers via the App Center in the U.S. The App Center includes both content developed by the Company and content from third parties that the Company curates and distributes.

•	The International segment is responsible for the localization, sale and marketing of multimedia learning platforms, related content, and learning toys, originally developed for the U.S. This segment markets and sells the Company’s products to national and regional mass-market and specialty retailers and other outlets through the Company’s offices outside of the U.S., through distributors in various international markets, and directly to consumers via the App Center.

The table below shows certain information by segment for the year ended March 31, 2015, the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012:

	Year Ended March 31,	Three Months Ended March 31,	Years Ended December 31,
	2015	2014	2013	2012
Net sales:
United States	$232,736	$39,145	$386,983	$424,816
International	106,413	17,741	166,632	156,472
Totals	$339,149	$56,886	$553,615	$581,288
Income (loss) from operations:
United States	$(147,457)	$(19,782)	$(1,257)	$28,076
International	6,821	1,140	36,179	35,990
Totals	$(140,636)	$(18,642)	$34,922	$64,066

Total assets:
United States	$217,924	$423,874	$420,329	$328,975
International	42,268	51,944	90,743	99,930
Totals	$260,192	$475,818	$511,072	$428,905

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

For the year ended March 31, 2015, the three months ended March 31, 2014 and the year ended December 31, 2013, the United Kingdom accounted for $39,806, $5,743 and $62,250, respectively of LeapFrog’s consolidated net sales, and no countries other than the U.S. and the United Kingdom accounted for 10% or more of LeapFrog’s consolidated net sales. For the year ended December 31, 2012, no countries other than U.S. accounted for 10% or more of LeapFrog’s consolidated net sales.

The table below shows the net sales of the Company’s product portfolio by segment for the year ended March 31, 2015, the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012:

	Year Ended March 31,		Three Months Ended March 31,		Years Ended December 31,
	2015	%	2014	%	2013	%	2012	%
SEGMENTS	(Dollars in millions)
United States:
Multimedia learning platforms	$164.7	71%	$30.8	79%	$318.5	82%	$353.0	83%
Learning toys	63.5	27%	7.2	18%	66.1	17%	68.0	16%
All other	4.6	2%	1.1	3%	2.4	1%	3.8	1%
Total	$232.8	100%	$39.1	100%	$387.0	100%	$424.8	100%
International:
Multimedia learning platforms	$67.1	63%	$13.0	73%	$122.7	74%	$110.1	70%
Learning toys	38.8	36%	4.7	26%	43.4	26%	45.5	29%
All other	0.5	1%	0.1	1%	0.5	0%	0.9	1%
Total	$106.4	100%	$17.8	100%	$166.6	100%	$156.5	100%

CONSOLIDATED LEAPFROG
Multimedia learning platforms	$231.8	68%	$43.8	77%	$441.2	80%	$463.1	80%
Learning toys	102.3	30%	11.9	21%	109.5	19%	113.5	19%
All other	5.1	2%	1.2	2%	2.9	1%	4.7	1%
Total net sales	$339.2	100%	$56.9	100%	$553.6	100%	$581.3	100%

22.	Unaudited Comparative Data

Unaudited information for the year ended March 31, 2014 (which reflects the combined results for the nine months from April 1, 2013 through December 31, 2013 and the three-month transition period from January 1, 2014 through March 31, 2014) is presented below for comparative purposes:

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

	Year Ended March 31,
	2015	2014 (unaudited)
Consolidated Statements of Operations Data:
Net sales	$339,149	$527,564
Cost of sales	244,667	323,703
Gross profit	94,482	203,861
Operating expenses:
Selling, general and administrative	88,869	89,026
Research and development	35,990	36,047
Advertising	42,919	47,388
Goodwill impairment	19,549	-
Impairment of long-lived assets	36,461	-
Depreciation and amortization	11,330	10,569
Total operating expenses	235,118	183,030
Income (loss) from operations	(140,636)	20,831
Total other expense, net	(593)	(810)
Income (loss) before income taxes	(141,229)	20,021

Net income (loss)	$(218,772)	$75,237
Net income (loss) per share:
Class A and B - basic	$(3.12)	$1.09
Class A and B - diluted	$(3.12)	$1.07

Segment Results Data:
Unites States:
Net sales	$232,736	$368,031
Cost of sales	172,666	226,088
Gross Profit	60,070	141,943
Operating expenses	207,527	153,731
Loss from operations	$(147,457)	$(11,788)
International:
Net sales	$106,413	$159,533
Cost of sales	72,000	97,614
Gross Profit	34,413	61,919
Operating expenses	27,592	29,300
Income from operations	$6,821	$32,619

Statements of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$(64,553)	$71,499
Investing activities	(39,925)	(33,187)
Financing activities	859	4,058
Effect of exchange rate changes on cash	(1,193)	(92)
Net change in cash and cash equivalents	$(104,812)	$42,278

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

23.	Selected Unaudited Quarterly Financial Information

Unaudited selected financial information by quarter for the years ended March 31, 2015 and 2014 is presented below:

	For Quarters Ended				Year Ended March 31,
	June 30, 2014	September 30, 2014	December 31, 2014 (1) (2)	March 31, 2015 (3)	2015
Net sales	$46,977	$113,645	$144,598	$33,929	$339,149
Gross profit	8,833	37,010	45,134	3,505	94,482
Total operating expenses	34,538	40,159	81,624	78,797	235,118
Loss from operations	(25,705)	(3,149)	(36,490)	(75,292)	(140,636)
Net loss	$(16,368)	$(2,026)	$(124,212)	$(76,166)	$(218,772)
Net loss per common share:
Basic and diluted	$(0.23)	$(0.03)	$(1.77)	$(1.08)	$(3.12)

	For Quarters Ended				Year Ended March 31,
	June 30, 2013	September 30, 2013	December 31, 2013 (4)	March 31, 2014 (1)	2014
Net sales	$82,986	$200,985	$186,707	$56,886	$527,564
Gross profit	30,902	79,378	72,458	21,123	203,861
Total operating expenses	35,027	36,478	71,760	39,765	183,030
Income (loss) from operations	(4,125)	42,900	698	(18,642)	20,831
Net income (loss)	$(3,290)	$26,373	$63,937	$(11,783)	$75,237
Net income (loss) per common share:
Basic	$(0.05)	$0.38	$0.93	$(0.17)	$1.09
Diluted	$(0.05)	$0.37	$0.90	$(0.17)	$1.07

(1) Includes a tax provision due to the increase of valuation allowance. Refer to Note 11 - "Income Taxes" for additional information.

(2) Includes a goodwill impairment charge. Refer to Note 7 - "Goodwill" for additional information.

(3) Includes a long-lived assets impairment charge. Refer to Note 9 - "Impairment of Long-lived Assets" for additional information.

(4) Includes a tax benefit due to the release of valuation allowances. Refer to Note 11 - "Income Taxes" for additional information.

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

Based upon their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management, with the participation of our CEO and CFO, evaluated our internal control over financial reporting as of March 31, 2015, the end of our fiscal year, using the criteria established in Internal Control – Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

Based on management’s evaluation of our internal control over financial reporting, management concluded that, our internal control over financial reporting was effective as of March 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Completed Remediation Actions to Address Internal Control Weaknesses

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, we did not maintain effective controls over our process for establishing reserves for customer-related discounts and promotional allowances as of December 31, 2013. Specifically, controls were not adequately designed to ensure the completeness and accuracy of data entered into the accounting system and used to determine customer-related discounts and promotional allowances. As a result, it was necessary for us to make a post-closing adjustment to increase our reserve for customer-related discounts and promotional allowances. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

During the three-month transition period ended March 31, 2014 and during the fiscal year 2015, we undertook the remediation steps described below to address the material weakness discussed above:

•	Modified the period-end close processes to capture and analyze a complete list of customer-related discounts and promotional allowances for financial statement impact as of period-end; and

•	Modified the data review process associated with customer-related discounts and promotional allowances to ensure classification of promotional programs is subject to independent review.

Our remediation efforts, including the testing of these controls, were implemented throughout the fiscal year ended March 31, 2015. As a result, management has determined that the remediation actions discussed above were effectively designed and demonstrated effective operation for a sufficient period of time to support the conclusion that the above material weakness over our process for establishing reserves for customer-related discounts and promotional allowances has been remediated as of March 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the last fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2015 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Annual Report on Form 10-K as our 2015 Proxy Statement, which we expect to file with the SEC no later than July 29, 2015.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing in our 2015 Proxy Statement under the following headings is incorporated herein by reference:

•	“Proposal One—Election of Directors”

•	“Board of Directors and Corporate Governance—Committees of the Board”

•	“Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance”

The information under the heading “Executive Officers of the Registrant” in Item 1 of this Annual Report on Form 10-K is also incorporated by reference in this Item 10.

In April 2005, our Board of Directors adopted the LeapFrog Code of Business Conduct and Ethics, which applies to all of our employees and directors, including our CEO and our CFO, who is our principal financial officer and principal accounting officer. In August 2006, our Board adopted a number of versions of our Code of Business Conduct and Ethics that are specifically tailored to the various international locations in which we have operations. The United States and international versions of our Code of Business Conduct and Ethics are posted in the investor relations section of our website at www.leapfroginvestor.com under the heading “Corporate Governance.” If we make any substantive amendments to our Code of Business Conduct and Ethics or grant any waiver therefrom to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on the investor relations section of our website at www.leapfroginvestor.com under the heading “Corporate Governance.”

ITEM 11. EXECUTIVE COMPENSATION

The information appearing in our 2015 Proxy Statement under the following headings is incorporated herein by reference:

•	“Director Compensation”

•	“Board of Directors and Corporate Governance—Committees of the Board—Compensation Committee” and “—Compensation Committee Interlocks and Insider Participation”

•	“Executive Compensation”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in our 2015 Proxy Statement under the following heading is incorporated herein by reference:

•	“Security Ownership of Certain Beneficial Owners and Management”

Equity Compensation Plan Information

The following table shows certain information concerning our Class A common stock reserved for issuance in connection with our, 2011 EIP and ESPP, as of March 31, 2015:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	8,595,301	$6.87	6,550,114	(1)
Equity compensation plans not approved by security holders	-	-	-
TOTAL	8,595,301	$6.87	6,550,114

(1)	Includes 572,611 shares reserved for issuance under our 2002 Employee Stock Purchase Plan, 5,977,503 shares reserved for issuance under our 2011 Equity and Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in our 2015 Proxy Statement under the following headings is incorporated herein by reference:

•	“Board of Directors and Corporate Governance – Transactions with Related Persons”

•	“Board of Directors and Corporate Governance—Director Independence”

•	“Board of Directors and Corporate Governance—Committees of the Board”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing in our 2015 Proxy Statement under the headings “Proposal Two—Ratification of Selection of Independent Registered Public Accounting Firm—Independent Registered Public Accounting Firm Fee Information” and “—Pre-Approval Procedures of Audit and Non-Audit Services by the Independent Registered Accounting Firm” is incorporated herein by reference.

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

LEAPFROG ENTERPRISES, INC.

By:	/s/ Raymond L. Arthur
Raymond L. Arthur
Chief Financial Officer, Principal
Financial Officer and Principal Accounting Officer

Date:	June 15, 2015

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

Signatures	Title	Date

/s/ JOHN BARBOUR	Chief Executive Officer and Director (Principal Executive Officer)	June 15, 2015
John Barbour

/s/ RAYMOND L. ARTHUR	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 15, 2015
Raymond L. Arthur

/s/ WILLIAM B. CHIASSON	Chairman	June 15, 2015
William B. Chiasson

/s/ THOMAS J. KALINSKE	Vice Chairman and Director	June 15, 2015
Thomas J. Kalinske

/s/ STANLEY E. MARON	Director	June 15, 2015
Stanley E. Maron

/s/ E. STANTON MCKEE, JR.	Director	June 15, 2015
E. Stanton McKee, Jr.

/s/ JOANNA REES	Director	June 15, 2015
Joanna Rees

/s/ RANDY O. RISSMAN	Director	June 15, 2015
Randy O. Rissman

/s/ CADEN C. WANG	Director	June 15, 2015
Caden C. Wang

/s/ STEPHEN YOUNGWOOD	Director	June 15, 2015
Stephen Youngwood

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-86898	3.03	7/22/2002

3.02	Amended and Restated Bylaws	8-K	001-31396	3.01	11/20/2012

4.01	Form of Specimen Class A Common Stock Certificate	10-Q	001-31396	4.01	11/3/2011

4.02	Fourth Amended and Restated Stockholders Agreement, dated as of May 30, 2003, by and among LeapFrog Enterprises, Inc. and the other persons named therein	10-Q	001-31396	4.02	8/12/2003

10.01	Form of Indemnification Agreement entered into by LeapFrog Enterprises, Inc. with certain of its directors and executive officers	10-Q	001-31396	10.01	5/4/2007

10.02	Net Lease, dated November 14, 2000, between Hollis Street Investors, L.L.C. and LeapFrog Enterprises, Inc., as amended	S-1	333-86898	10.02	4/24/2002

10.03	Fifth Amendment to Lease, dated March 7, 2005, by and between Hollis Street Investors, L.L.C. and LeapFrog Enterprises, Inc.	10-K	001-31396	10.03	3/29/2005

10.04	Sixth Amendment to Lease, dated March 22, 2006, by and between Hollis Street Investors, L.L.C. and LeapFrog Enterprises, Inc.	10-Q	001-31396	10.42	5/9/2006

10.05	Seventh Amendment to Lease, dated December 6, 2010, by and between Hollis Street Investors, L.L.C. and LeapFrog Enterprises, Inc.	10-K	001-31396	10.05	2/29/2012

10.06	Ninth Amendment to Lease, dated December 9, 2013 by and between Hollis Street Investors, L.L.C. and LeapFrog Enterprises, Inc.	10-Q	001-31396	10.01	11/10/2014

10.07	Tenth Amendment to Lease, dated April 1, 2014, by and between Hollis Street Investors, L.L.C. and LeapFrog Enterprises, Inc.	10-Q	001-31396	10.02	11/10/2014

10.08	Eleventh Amendment to Lease, dated September 16, 2014 by and between Hollis Street Investors, L.L.C. and LeapFrog Enterprises, Inc.	10-Q	001-31396	10.03	11/10/2014

10.09	Twelfth Amendment to Lease, dated May 12, 2015 by and between Hollis Street Investors, L.L.C. and LeapFrog Enterprises, Inc.					X

10.10	Industrial Lease - Net by and between SP Kaiser Gateway I, LLC and LeapFrog Enterprises, Inc. dated March 31, 2004	10-Q	001-31396	10.29	5/10/2004

10.11	Amendment No. 1 to Industrial Lease - Net by and between Campbell Hawaii Investor LLC, and LeapFrog Enterprises, Inc. dated as of March 29, 2010	10-K	001-31396	10.05	2/22/2011

10.12	Amendment No. 2 to Industrial Lease - Net by and between Campbell Hawaii Investor LLC, and LeapFrog Enterprises, Inc. dated as of April 1, 2014	10-Q	001-31396	10.01	5/7/2014

10.13*	Amended and Restated 2002 Employee Stock Purchase Plan	10-Q	001-31396	10.05	8/4/2011

10.14*	Amended and Restated 2002 Equity Incentive Plan	10-Q	001-31396	10.01	7/28/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
10.15*	Form of Stock Option Agreement under the 2002 Equity Incentive Plan	10-Q	001-31396	10.01	11/9/2007

10.16*	Form of Restricted Stock Unit Award Agreement under the 2002 Equity Incentive Plan	10-Q	001-31396	10.02	11/9/2007

10.17*	Amended and Restated 2002 Non-Employee Directors' Stock Award Plan	10-Q	001-31396	10.01	8/7/2013

10.18*	Form of Stock Option Agreement (Nonstatutory Stock Option) under the 2002 Non-Employee Directors’ Stock Award Plan	S-1/A	333-86898	10.09	7/5/2002

10.19*	Form of Restricted Stock Unit Agreement under the 2002 Non-Employee Directors' Stock Award Plan	10-K	001-31396	10.14	2/29/2012

10.20*	LeapFrog Enterprises, Inc. Amended and Restated 2011 Equity and Incentive Plan	8-K	001-31396	10.1	6/7/2012

10.21*	Form of Stock Option Agreement under the Amended and Restated 2011 Equity and Incentive Plan	10-Q	001-31396	10.02	8/4/2011

10.22*	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2011 Equity and Incentive Plan	10-Q	001-31396	10.03	8/4/2011

10.23*	Form of Non-Employee Director Stock Option Agreement under the Amended and Restated 2011 Equity and Incentive Plan	10-Q	001-31396	10.02	8/7/2013

10.24*	Form of Non-Employee Director Restricted Stock Unit Agreement under the Amended and Restated 2011 Equity and Incentive Plan	10-Q	001-31396	10.03	8/7/2013

10.25*	Certain Compensation Arrangements with Named Executive Officers†					†

10.26*	Compensation Arrangements between LeapFrog Enterprises, Inc. and its Board of Directors††					††

10.27*	Employment Agreement, dated as of February 27, 2011, between LeapFrog Enterprises, Inc. and John Barbour	8-K	001-31396	10.2	2/28/2011

10.28*	Amendment No. 1 to Employment Agreement, dated as of May 21, 2013, between LeapFrog Enterprises, inc. and John Barbour	10-Q	001-31396	10.04	8/7/2013

10.28*	Offer Letter, dated May 25, 2012, by and between LeapFrog Enterprises, Inc. and Gregory B. Ahearn	10-Q	001-31396	10.02	8/6/2012

10.29*	Offer Letter, dated July 5, 2012, by and between LeapFrog Enterprises, Inc. and Raymond L. Arthur	10-Q	001-31396	10.03	8/6/2012

10.30*	Offer Letter, dated May 28, 2013, by and between LeapFrog Enterprises, Inc. and Ken Adams					X

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
10.31*	Services Agreement, dated September 5, 2014, between LeapFrog Toys (UK) Limited and Antony Hicks	10-Q	001-31396	10.04	11/10/2014

10.32	Technology License Agreement by and between LeapFrog Enterprises, Inc. and Anoto AB, among other parties, dated as of January 25, 2004 ^					X

10.33	Amendment No. 1 to Technology License Agreement by and between LeapFrog Enterprises, Inc. and Anoto AB, among other parties, dated December 7, 2004 **	10-K	001-31396	10.28	2/22/2010

10.34	Amendment No. 2 to Technology License Agreement by and between LeapFrog Enterprises, Inc., Anoto AB and Anoto Group AB, dated as of March 25, 2005 **	10-K	001-31396	10.28	2/22/2010

10.35	Amendment No. 3 to Technology License Agreement by and between LeapFrog Enterprises, Inc., Anoto AB and Anoto Group AB, dated as of June 29, 2005 **	10-K	001-31396	10.28	2/22/2010

10.36	Amendment No. 4 to Technology License Agreement between LeapFrog Enterprises, Inc. and Anoto AB, among other parties, dated August 19, 2005 **	10-K	001-31396	10.28	2/22/2010

10.37	Amendment No. 5 to Technology License Agreement by and between LeapFrog Enterprises, Inc., Anoto AB and Anoto Group AB, dated July 27, 2006 **	10-K	001-31396	10.28	2/22/2010

10.38	Amended and Restated Loan and Security Agreement, dated as of August 13, 2009, by and among LeapFrog Enterprises, Inc., certain financial institutions and Bank of America, N.A.	10-Q	001-31396	10.02	11/3/2009

10.39	Amendment No. 1 and Acknowledgment to Amended and Restated Loan and Security Agreement dated as of November 3, 2009 by and among LeapFrog Enterprises, Inc., certain financial institutions and Bank of America, N.A.	10-K	001-31396	10.37	2/29/2012

10.40	Amendment No. 2 to Amended and Restated Loan and Security Agreement dated as of January 31, 2011 by and among LeapFrog Enterprises, Inc., certain financial institutions and Bank of America, N.A.	8-K	001-31396	10.1	2/3/2011

10.41	Amendment No. 3 to Amended and Restated Loan and Security Agreement dated as of May 1, 2012 by and among LeapFrog Enterprises, Inc., certain financial institutions and Bank of America, N.A.	10-Q	001-31396	10.01	5/7/2012

21.01	List of Subsidiaries					X

23.01	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

23.02	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X

24.01	Power of Attorney (see signature page to this Form 10-K)					X

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following materials from the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule II - Valuation and Qualifying Accounts and Allowances					X

*	Indicates management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.
^	Refiled herewith to reflect the expiration of confidential treatment for certain terms in this exhibit.
†	Description contained under the heading "Executive Compensation" in the definitive proxy materials filed by LeapFrog Enterprises, Inc. with the Securities and Exchange Commission on April 21, 2014 and incorporated herein by reference.
††	Description contained under the heading "Director Compensation” in the definitive proxy materials filed by LeapFrog Enterprises, Inc. with the Securities and Exchange Commission on April 21, 2014 and incorporated herein by reference.

APPENDIX A

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

(In thousands)

	Balance at Beginning of Year	Charged (Credited) to Statement of Operation	Charged to Other Accounts	Deductions, net	Balance at End of Year
Allowance for doubtful accounts receivable
Year Ended March 31, 2015	$306	$1,095	$-	$(547)	$854
Three month ended March 31, 2014	$139	$99	$-	$68	$306
Year Ended December 31, 2013	$292	$(21)	$-	$(132)	$139
Year Ended December 31, 2012	$659	$3,040	$-	$(3,407)	$292

Allowance for promotional markdowns
Year Ended March 31, 2015	$7,811	$24,741	$-	$(19,203)	$13,349
Three month ended March 31, 2014	$16,028	$2,094	$-	$(10,311)	$7,811
Year Ended December 31, 2013	$13,786	$20,357	$-	$(18,115)	$16,028
Year Ended December 31, 2012	$13,672	$18,236	$-	$(18,122)	$13,786

Allowance for cooperative advertising
Year Ended March 31, 2015	$6,774	$9,574	$-	$(10,602)	$5,746
Three month ended March 31, 2014	$14,877	$996	$-	$(9,099)	$6,774
Year Ended December 31, 2013	$9,984	$14,426	$-	$(9,533)	$14,877
Year Ended December 31, 2012	$8,620	$15,846	$-	$(14,482)	$9,984

Allowance for chargebacks and price changes
Year Ended March 31, 2015	$667	$1,842	$-	$(1,396)	$1,113
Three month ended March 31, 2014	$1,107	$76	$-	$(516)	$667
Year Ended December 31, 2013	$531	$2,366	$-	$(1,790)	$1,107
Year Ended December 31, 2012	$630	$1,873	$-	$(1,972)	$531

Allowance for defective products
Year Ended March 31, 2015	$4,174	$7,445	$-	$(8,130)	$3,489
Three month ended March 31, 2014	$7,733	$979	$-	$(4,538)	$4,174
Year Ended December 31, 2013	$5,075	$13,348	$-	$(10,690)	$7,733
Year Ended December 31, 2012	$4,710	$8,243	$-	$(7,878)	$5,075

Allowance for sales returns
Year Ended March 31, 2015	$1,142	$6,376	$-	$(5,989)	$1,529
Three month ended March 31, 2014	$2,122	$1,673	$-	$(2,653)	$1,142
Year Ended December 31, 2013	$3,250	$4,094	$-	$(5,222)	$2,122
Year Ended December 31, 2012	$6,094	$5,349	$-	$(8,193)	$3,250

Valuation allowance for deferred tax assets
Year Ended March 31, 2015	$9,886	$90,769	$29,820	$(3,419)	$127,056
Three month ended March 31, 2014	$9,741	$251	$21	$(127)	$9,886
Year Ended December 31, 2013	$70,385	$(62,759)	$2,115	$-	$9,741
Year Ended December 31, 2012	$115,948	$(20,340)	$-	$(25,223)	$70,385

A-1