Form 10-Q
period 2015-06-30
LEAPFROG ENTERPRISES INC
filed 2015-08-06
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, 66,370,376 shares of Class A common stock, par value $0.0001 per share, and 4,394,354 shares of Class B common stock, par value $0.0001 per share, of the registrant were outstanding.

LEAPFROG ENTERPRISES, INC.

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30,		March 31,
	2015	2014	2015
ASSETS
Current assets:
Cash and cash equivalents	$88,241	$199,220	$127,176
Accounts receivable, net of allowances for doubtful accounts of $910, $573 and $854, respectively	25,250	32,051	19,618
Inventories	77,900	64,220	71,927
Prepaid expenses and other current assets	12,645	12,479	10,012
Deferred income taxes	881	24,215	553
Total current assets	204,917	332,185	229,286
Deferred income taxes	696	62,119	1,792
Property and equipment, net	1,208	33,935	1,676
Capitalized content costs, net	23,040	21,668	22,510
Goodwill	-	19,549	-
Other intangible assets, net	3,118	3,883	3,453
Other assets	871	1,423	1,475
Total assets	$233,850	$474,762	$260,192

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,475	$32,779	$16,578
Accrued liabilities	20,444	22,735	21,582
Deferred revenue	11,790	12,439	11,921
Deferred income taxes	530	-	1,630
Income taxes payable	305	457	267
Total current liabilities	50,544	68,410	51,978
Long-term deferred income taxes	452	-	323
Other long-term liabilities	206	1,043	1,365
Total liabilities	51,202	69,453	53,666
Commitments and contingencies
Stockholders' equity:
Class A Common Stock, par value $0.0001; Authorized - 139,500 shares; Outstanding: 66,331 65,537 and 66,084, respectively	7	7	7
Class B Common Stock, par value $0.0001; Authorized - 40,500 shares; Outstanding: 4,394 4,396 and 4,394, respectively	-	-	-
Treasury stock	(185)	(185)	(185)
Additional paid-in capital	437,090	425,345	434,728
Accumulated other comprehensive income (loss)	(4,365)	312	(5,450)
Accumulated deficit	(249,899)	(20,170)	(222,574)
Total stockholders’ equity	182,648	405,309	206,526
Total liabilities and stockholders’ equity	$233,850	$474,762	$260,192

See accompanying notes to consolidated financial statements

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2015	2014

Net sales	$38,675	$46,977
Cost of sales	31,443	38,144
Gross profit	7,232	8,833

Operating expenses:
Selling, general and administrative	21,883	21,044
Research and development	7,783	7,611
Advertising	1,425	3,041
Impairment of long-lived assets	2,770	-
Depreciation and amortization	452	2,842
Total operating expenses	34,313	34,538
Loss from operations	(27,081)	(25,705)

Other income (expense):
Interest income	34	35
Interest expense	(2)	-
Other, net	(512)	(354)
Total other expense, net	(480)	(319)
Loss before income taxes	(27,561)	(26,024)
Benefit from income taxes	(236)	(9,656)
Net loss	$(27,325)	$(16,368)

Net loss per share:
Class A and B - basic and diluted	$(0.39)	$(0.23)

Weighted-average shares used to calculate net loss per share:
Class A and B - basic and diluted	70,645	69,754

See accompanying notes to consolidated financial statements

4

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2015	2014
Net loss	$(27,325)	$(16,368)
Other comprehensive loss
Currency translation adjustments	1,085	890
Comprehensive loss	$(26,240)	$(15,478)

See accompanying notes to consolidated financial statements

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(27,325)	$(16,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,947	6,276
Impairment of long-lived assets	2,770	-
Deferred income taxes	(182)	(10,007)
Stock-based compensation expense	2,662	3,231
Allowance for doubtful accounts	96	342
Other changes in operating assets and liabilities:
Accounts receivable, net	(5,587)	(2,290)
Inventories	(5,223)	(11,560)
Prepaid expenses and other current assets	(2,425)	(1,994)
Other assets	608	51
Accounts payable	1,377	14,324
Accrued liabilities	(1,768)	(2,324)
Deferred revenue	(203)	(425)
Other long-term liabilities	123	(97)
Income taxes payable	23	(237)
Net cash used in operating activities	(31,107)	(21,078)
Investing activities:
Purchases of property and equipment and other intangible assets	(2,926)	(7,582)
Capitalization of content and website development costs	(4,905)	(4,212)
Net cash used in investing activities	(7,831)	(11,794)
Financing activities:
Proceeds from stock option exercises and employee stock purchase plan	-	394
Cash paid for payroll taxes on restricted stock unit releases	(300)	(694)
Repurchase of common shares	-	(38)
Excess tax benefits from stock-based compensation	-	11
Net cash used in financing activities	(300)	(327)
Effect of exchange rate changes on cash	303	431
Net change in cash and cash equivalents	(38,935)	(32,768)
Cash and cash equivalents, beginning of period	127,176	231,988
Cash and cash equivalents, end of period	$88,241	$199,220

Non-cash investing and financing activities:
Net change in accounts payable and accrued liabilities related to capital expenditures	$(1,394)	$327

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

The financial information included herein should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2015 Annual Report on Form 10-K filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on June 15, 2015 for the fiscal year ended March 31, 2015 (the “2015 Form 10-K”).

The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 2 to the consolidated financial statements included in the Company’s 2015 Form 10-K.

Due to the seasonality of the Company’s business, the results of operations for interim periods are not necessarily indicative of the operating results for a full year.

The Company has revised its consolidated balance sheets as of June 30, 2014 to present, on a net basis, its domestic non-current deferred tax liabilities and non-current deferred tax assets. As compared to previously reported amounts, deferred income taxes included in non-current assets and non-current deferred income taxes liabilities have been reduced by $3,812 as of June 30, 2014. This revision represents errors that were not deemed material, individually or in aggregate, to the consolidated financial statements for June 30, 2014. This revision does not impact the Company’s previously reported consolidated results of operations or statements of cash flows.

Accumulated other comprehensive loss consists solely of currency translation adjustments.

2.	Fair Value of Financial Instruments and Investments

Fair value is defined by authoritative guidance as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

•	Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. As of June 30, 2015 and 2014, and March 31, 2015, the Company’s Level 1 assets consisted of money market funds and certificates of deposit with original maturities of three months or less. These assets were considered highly liquid and are stated at cost, which approximates market value.

•	Level 2 includes financial instruments for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument. Such inputs could be quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transactions (less-active markets), or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data, including market interest rate curves, referenced credit spreads and prepayment rates.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

As of June 30, 2015 and 2014, and March 31, 2015, the Company’s Level 2 assets and liabilities consisted of outstanding foreign exchange forward contracts used to hedge its exposure to certain of its major foreign currencies, including the British Pound, Canadian Dollar and Euro. The Company’s outstanding foreign exchange forward contracts, all with maturities of approximately one month, had notional values of $5,864, $18,190 and $4,760 at June 30, 2015 and 2014, and March 31, 2015, respectively. The fair market values of these instruments, based on quoted prices, were $23 and $22 on a net basis at June 30, 2015 and March 31, 2015, respectively, and recorded in prepaid expenses and other current assets. The fair market value of these instruments, based on quoted prices, was $(40) on a net basis at June 30, 2014, and recorded in accrued liabilities.

•	Level 3 includes financial instruments for which fair value is derived from valuation techniques, including pricing models and discounted cash flow models, in which one or more significant inputs, including the Company’s own assumptions, are unobservable. The Company did not hold any Level 3 assets for any period presented.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and 2014, and March 31, 2015:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015:
Financial Assets:
Money market funds and certificate of deposit	$45,647	$45,647	$-	$-
Collateral certificates of deposit *	20,000	20,000	-	-
Forward currency contracts	23	-	23	-
Total financial assets	$65,670	$65,647	$23	$-
June 30, 2014:
Financial Assets:
Money market funds and certificate of deposit	$111,908	$111,908	$-	$-
Financial Liabilities:
Forward currency contracts	$(40)	$-	$(40)	$-
March 31, 2015:
Financial Assets:
Money market funds and certificate of deposit	$62,810	$62,810	$-	$-
Collateral certificates of deposit *	20,000	20,000	-	-
Forward currency contracts	22	-	22	-
Total financial assets	$82,832	$82,810	$22	$-

*	These certificates of deposit were collateral under the Company's asset-based revolving credit facility arrangement.

3.	Inventories

The Company’s inventories, stated on a first-in, first-out basis at the lower of cost or market, were as follows as of June 30, 2015 and 2014, and March 31, 2015:

	June 30,		March 31,
	2015	2014	2015
Raw materials	$2,983	$6,281	$3,120
Finished goods	74,917	57,939	68,807
Total	$77,900	$64,220	$71,927

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

4.	Property and Equipment, Net

As of June 30, 2015 and 2014, and March 31, 2015, property and equipment consisted of the following:

	June 30,		March 31,
	2015	2014	2015
Tooling, cards, dies and plates	$23,984	$25,054	$23,976
Computers and software	45,379	76,367	45,782
Equipment, furniture and fixtures	4,124	3,974	3,769
Leasehold improvements	4,016	4,544	4,002
	77,503	109,939	77,529
Less: accumulated depreciation	(76,295)	(76,004)	(75,853)
Total	$1,208	$33,935	$1,676

During the quarters ended June 30, 2015 and March 31, 2015 , the Company performed an impairment review of its long-lived assets, including its property and equipment, capitalized content costs and other intangible assets, and recorded a permanent non-cash impairment charge of $2,770 and $36,461, respectively, against its property and equipment, including primarily the Company’s recent investments in its internal business systems and the non-content related website systems costs under its computer and software category. Refer to Note 7 – “Impairment of Long-lived Assets” below for detailed information on the Company’s impairment testing for its long-lived assets.

5.	Goodwill

The Company’s goodwill was related to its 1997 acquisition of substantially all the assets and business of its predecessor, LeapFrog RBT, and its 1998 acquisition of substantially all the assets of Explore Technologies. The Company’s goodwill, solely allocated to its U.S. segment, was $19,549 as of June 30, 2014.

During the quarter ended December 31, 2014, based on various qualitative factors, the Company determined that sufficient indicators existed warranting a review to determine if the fair value of its U.S. reporting unit had been reduced to below its carrying value. These qualitative factors included, among others, the Company’s performance during the 2014 holiday season being significantly lower than anticipated, which included the underperformance of products and product lines newly introduced to the market, and the continuing decrease in trading value of the Company’s Class A common stock and the corresponding decline in the Company’s market capitalization. As a result, the Company performed goodwill impairment test using the required two-step process as of December 31, 2014.

The result of the Company’s step one test indicated that the carrying value of the Company’s U.S. reporting unit exceeded its estimated fair value. Accordingly, the Company performed the step two test and concluded that its goodwill was fully impaired and thus recorded a permanent impairment charge of $19,549 during the quarter ended December 31, 2014 in its U.S. segment.

6.	Other Intangible Assets

The Company’s other intangible assets were as follows as of June 30, 2015 and 2014, and March 31, 2015:

	June 30,		March 31,
	2015	2014	2015
Intellectual property, license agreements and other intangibles	$21,612	$20,855	$21,555
Less: accumulated amortization	(18,494)	(16,972)	(18,102)
Total	$3,118	$3,883	$3,453

During the quarter ended June 30, 2015, the Company performed an impairment review of its long-lived assets, including its property and equipment, capitalized content costs and other intangible assets, and concluded that there was no impairment for its other intangible assets as of June 30, 2015. Refer to Note 7 – “Impairment of Long-lived Assets” below for detailed information on the Company’s impairment testing for its long-lived assets.

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

March 31, 2015 Impairment Testing

During the quarter ended March 31, 2015, the Company determined that testing for recoverability of its long-lived assets was required based on continued financial underperformance, and the continued decline of the trading value of its Class A common stock and the corresponding decline in its market capitalization. As a result, the Company performed step one of the impairment test and concluded that its long-lived assets in its U.S. reporting unit were impaired as of March 31, 2015 as their carrying value exceeded the cumulative undiscounted future cash flows that included an estimated residual market valuation. This result was primarily due to the significant decline of the trading value of the Company’s Class A common stock and the corresponding decline in its market capitalization during the fourth quarter of its fiscal year ended March 31, 2015 (“Fiscal 2015”). The Company’s long-lived assets were not considered impaired in its International reporting unit as of March 31, 2015 as their carrying value did not exceed the cumulative undiscounted future cash flows.

Accordingly, the Company performed step two of the impairment test and determined the fair value of its U.S. reporting unit using a combination of an income approach and a market approach. Under the income approach, the Company used a discounted cash flow methodology which recognizes that current value is premised on the expected receipt of future economic benefits. Indications of value are developed by discounting projected future net cash flows to their present value at a rate that reflects both the current return requirements of the market and the risks inherent in the specific investment. Under the market based approach, the Company utilized its own information to determine earnings multiples and sales multiples that are used to value its U.S. reporting unit. This analysis yielded a fair value below the carry value of the reporting unit.

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

The Company determined the value of the property and equipment assets using a depreciated replacement cost study which incorporated historical costs, published trends, market supported depreciation curves, and certain adjustments such as indirect costs, level of asset customization and general marketability. Based on significant economic obsolescence associated with these assets, the Company incorporated the valuation premise established at a “highest and best use” assessment, using a value-in-exchange concept. Fair value-in-exchange is defined as the estimated value that may reasonably be expected in an exchange for an asset between a willing buyer and seller in an orderly transaction between market participants as of the valuation date. Based on the results of this study, the Company concluded that the carrying value of its property and equipment assets, including primarily the Company’s recent investments in its internal business systems and the non-content related website systems costs, exceeded their fair value by $36,461, and recorded this permanent impairment charge to these assets appropriately.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

June 30, 2015 Impairment Testing

During the quarter ended June 30, 2015, the Company determined that testing for recoverability of its long-lived assets was again required based on continued financial underperformance, and the continued decline of the trading value of its Class A common stock and the corresponding market capitalization. As a result, the Company performed step one of the impairment test and concluded that its long-lived assets in its U.S. reporting unit were impaired as of June 30, 2015 as their carrying value exceeded the cumulative undiscounted future cash flows that included an estimated residual market valuation.

Accordingly, following the same valuation methodologies as applied in the prior quarter, the Company performed step two of the impairment test and determined the fair value of its U.S. reporting unit, then determined the individual long-lived assets within the asset group, and compared those values with the carrying values of those assets to measure the overall impairment amount.

As a result of step two impairment test, the Company concluded that the estimated fair values of its capitalized content costs and other intangible assets were greater than their carrying value as of June 30, 2015. Therefore, no impairment was recorded against these assets. The Company concluded that the carrying value of its property and equipment assets exceeded their fair value by $2,770 and recorded this permanent impairment charge to these assets appropriately.

Impact on Financial Statements

For the three months ended June 30, 2015, the impairment charge of $2,770 was reported as a separate line item in the consolidated statement of operations. The full impairment charges of $36,461 as of March 31, 2015 and $2,770 as of June 30, 2015, recorded against the Company’s long-lived assets under its U.S. reporting unit, were non-cash in nature and do not directly affect the Company’s current or future liquidity. These permanent impairment charges significantly reduced the carrying value of the Company’s property and equipment, which has resulted and will continue to result in decreases in associated depreciation expenses in future periods. Meanwhile, the Company will continue to review the recoverability of its remaining long-lived assets on a quarterly basis, which may result in additional impairment charges if future impairment testing shows that the carrying value of its long-lived assets exceeds their estimated fair values.

8.	Income Taxes

The Company’s benefit from income taxes and effective tax rates were as follows:

	Three Months Ended June 30,
	2015	2014
Benefit from income taxes	$(236)	$(9,656)
Loss before income taxes	(27,561)	(26,024)
Effective tax rate	0.9%	37.1%

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

The Company excludes jurisdictions with tax assets for which no benefit can be recognized from the computation of its effective tax rate. Accordingly, the Company’s domestic loss was excluded from the computation of its effective tax rates for the three months ended June 30, 2015, and the Company’s subsidiary in Mexico was excluded from the computation of its effective tax rates for the three months ended June 30, 2015 and 2014.

The Company’s effective tax rates and income tax benefit for the three months ended June 30, 2015 were primarily attributable to the recognition of previously unrecognized tax benefits, partially offset by tax provisions attributable to its foreign operations. The Company’s effective tax rate and income tax benefit for the three months ended June 30, 2014 was primarily attributable to the recognition of tax benefits relating to its domestic operating losses during the period.

During the three months ended June 30, 2015, the Company recognized $162 of certain previously unrecognized tax benefits due to the settlement of an income tax audit in one of its foreign jurisdictions. The recognition of previously unrecognized tax benefits reduced other long-term tax liabilities. During the three months ended June 30, 2014, the Company did not recognize any previously unrecognized tax benefits. As of June 30, 2015 and 2014, and March 31, 2015, the Company had $16,515, $16,297 and $16,677, respectively, of unrecognized income tax benefits. The Company believes it is reasonably possible that the total amount of unrecognized income tax benefits could decrease by up to $7,033, excluding potential interest and penalties, over the course of the next twelve months due to expiring statutes of limitations, which would not be recognized as a tax benefit nor affect the effective tax rate due to the full valuation allowance recorded against the Company’s domestic deferred tax assets.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The tax benefit for the three months ended June 30, 2015 and 2014 did not include any release of accrued interest and penalties related to uncertain tax positions. As of June 30, 2015 and March 31, 2015, the Company had no accrued interest and penalties attributable to uncertain tax positions related to its foreign operations. As of June 30, 2014, the Company had approximately $193 of accrued interest and penalties attributable to uncertain tax positions related to its foreign operations.

The Company maintained a full valuation allowance against its domestic deferred tax assets as of June 30, 2015 and March 31, 2015, respectively. As of June 30, 2014, the Company maintained a valuation allowance against certain state net operating loss carryforwards and capital loss carryforwards. The Company also maintained a full valuation allowance against the deferred tax assets of its subsidiary in Mexico as of June 30, 2015 and 2014, and March 31, 2015, respectively. As of June 30, 2015, the Company also evaluated the need for a valuation allowance against the deferred tax assets of its other foreign jurisdictions, and believes that the benefit of these deferred tax assets will be realized at the required more-likely-than-not level of certainty. Therefore, no valuation allowance has been established against such deferred tax assets as of June 30, 2015. The Company will continue to evaluate all evidence in all jurisdictions in future periods, to determine if a change in valuation allowance against its deferred tax assets is warranted. Any changes to the Company’s valuation allowance will affect its effective tax rate, but will not affect the amount of cash paid for income taxes in the foreseeable future.

As of June 30, 2015, March 31, 2015 and June 30, 2014, the consolidated current and non-current deferred tax assets were $881 and $696, $553 and $1,792, and $24,215 and $62,119, respectively. The decreases were primarily due to the full valuation allowances provided against the Company’s domestic deferred tax assets during the three months ended December 31, 2014.

As of June 30, 2015 and March 31, 2015, the Company had current deferred tax liabilities of $530 and $1,630, respectively, reported as current liabilities, and had non-current deferred tax liabilities of $452 and $323, respectively, reported as long-term liabilities on the consolidated balance sheet. As of June 30, 2014, the Company had no current deferred tax liabilities or non-current deferred tax liabilities. As of June 30, 2015, the Company had no other non-current tax liabilities. As of June 30, 2014 and March 31, 2015, the Company had other non-current tax liabilities of $630 and $162, respectively, reported as long-term liabilities on the consolidated balance sheet.

9.	Stock-Based Compensation

The Company currently has outstanding two types of stock-based compensation awards to its employees, directors and certain consultants: stock options and restricted stock units (“RSUs”), which are more fully described in Note 14 to the Consolidated Financial Statements: Share-Based Compensation in its 2015 Form 10-K. Both stock options and RSUs can be used to acquire shares of the Company’s Class A common stock, are exercisable or convertible, as applicable, over a period not to exceed ten years, and are most commonly assigned four-year vesting periods. The Company also has an employee stock purchase plan (“ESPP”).

Stock plan activity

The table below summarizes award activity for the three months ended June 30, 2015:

	Stock		Total
	Options	RSUs	Awards
Outstanding at March 31, 2015	6,838	1,757	8,595
Grants	1,429	1,373	2,802
Exercises	-	(388)	(388)
Retired or forfeited	(277)	(19)	(296)
Outstanding at June 30, 2015	7,990	2,723	10,713

Total shares available for future grant at June 30, 2015			3,704

As of June 30, 2015, the total shares available for future grant under the ESPP were 573.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Impact of stock-based compensation

The following table summarizes stock-based compensation expense charged to selling, general and administrative (“SG&A”) and research and development (“R&D”) expenses for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
SG&A:
Stock options	$1,164	$1,551
RSUs	1,070	1,194
ESPP	81	93
Total SG&A	2,315	2,838
R&D:
Stock options	191	214
RSUs	156	179
Total R&D	347	393
Total expense	$2,662	$3,231

Valuation of stock-based compensation

Stock-based compensation expense related to stock options is calculated based on the fair value of each award on the grant date. In general, the fair value for stock option grants with only a service condition is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
Expected term (years)	4.75	4.63
Volatility	52.9%	59.9%
Risk-free interest rate	1.29%	1.55%
Expected dividend yield	-%	-%

RSUs are payable in shares of the Company’s Class A common stock. The fair value of these stock-based awards is equal to the closing market price of the Company’s common stock on the date of grant. The grant-date fair value is recognized on a straight-line basis in compensation expense over the vesting period of these stock-based awards, which is generally four years.

Stock-based compensation expense related to the ESPP is estimated using the Black-Scholes option pricing model with the following assumptions for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
Expected term (years)	0.5	0.5
Volatility	71.7%	34.8%
Risk-free interest rate	0.08%	0.08%
Expected dividend yield	-%	-%

10.	Net Loss Per Share

Options to purchase shares of the Company’s common stock and RSUs, totaling 10,427 and 9,233 were excluded from the calculation of diluted net income per share for the three months ended June 30, 2015 and 2014, respectively, as the effect would have been antidilutive.

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

The primary business of the two operating segments is as follows:

•	The U.S. segment is responsible for the development, design, sales and marketing of multimedia learning platforms, related content and learning toys, which are sold primarily through retailers, distributors, and directly to consumers via the LeapFrog App Center (“App Center”) in the U.S. The App Center includes both content developed by the Company and content from third parties that the Company curates and distributes.

•	The International segment is responsible for the localization, sales and marketing of multimedia learning platforms, related content and learning toys, originally developed for the U.S. This segment markets and sells the Company’s products to national and regional mass-market and specialty retailers and other outlets through the Company’s offices outside of the U.S., through distributors in various international markets, and directly to consumers via the App Center.

The table below shows certain information by segment for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
Net sales:
United States	$28,048	$30,708
International	10,627	16,269
Totals	$38,675	$46,977
Loss from operations:
United States	$(26,602)	$(25,291)
International	(479)	(414)
Totals	$(27,081)	$(25,705)

For the three months ended June 30, 2015 and 2014, the U.S. and the United Kingdom individually accounted for more than 10% of the Company’s consolidated net sales, respectively.

12.	Commitments and Contingencies

Legal Proceedings

Federal Securities Class Action

A consolidated securities class action captioned In re LeapFrog Enterprises, Inc. Securities Litigation, Case No. 3:15-CV-00347-EMC, is pending in the United States District Court for the Northern District of California against LeapFrog and two of its officers, John Barbour and Raymond L. Arthur (the “Class Action”). The consolidated complaint, filed on June 24, 2015, alleges that defendants violated Section 10(b) the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5, by making materially false or misleading statements regarding the Company’s financial projections, financial results, and development of new products between May 5, 2014 and June 11, 2015. The complaint also alleges that defendants are liable as control-person under Section 20(a) of the Exchange Act. The complaint seeks class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. The foregoing is a summary of the allegations in the complaint and is subject to the text of the complaint, which is on file with the Court. Based on a review of the allegations, the Company and the individual defendants believe that the plaintiffs’ allegations are without merit, and intend to vigorously defend against the claims. The Company filed a motion to dismiss on July 24, 2015. A hearing on that motion is scheduled to be heard by the court on October 8, 2015.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Shareholder Derivative Action

A consolidated shareholder derivative action captioned In re LeapFrog Enterprises, Inc. Derivative Litigation, Lead Case No. RG15757609 (the “Derivative Action”) is pending in the Superior Court of California, County of Alameda, purportedly on behalf of LeapFrog against current and former members of our board of directors and certain of our officers. The various plaintiffs in the Derivative Action, who filed their complaints between February 5 and July 13, 2015, allege that the defendants breached their fiduciary duties, committed waste, were unjustly enriched, and aided and abetted fiduciary violations by causing LeapFrog to issue materially inaccurate financial guidance and making false and misleading statements about the Company’s business between May 5, 2014 and June 11, 2015. The statements at issue in the Derivative Action are substantially similar to those at issue in the Class Action described above. The plaintiffs in the Derivative Action seek, purportedly on behalf of LeapFrog, an unspecified award of damages including, but not limited to, fees and costs associated with the pending Class Action, various corporate governance reforms, an award of restitution, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. The foregoing is a summary of the allegations in the complaints filed in the Derivative Action, and is subject to the text of the plaintiffs’ complaints, which are on file with the Court. Based on a review of the plaintiffs’ allegations, the Company believes that the plaintiffs have not demonstrated standing to sue on its behalf. The Court has granted the parties’ stipulation to defer litigation activity, subject to certain conditions and pending certain developments in the Class Action.

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

Commitments

As of June 30, 2015, the Company had commitments to purchase inventory under normal supply arrangements totaling approximately $54,425. In addition, as of June 30, 2015, the Company had two stand-by-letters of credit totaling $3,036 issued under its revolving credit facility as credit support for potential future payment obligations, which were off-balance sheet arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about management’s expectations, including, without limitation, our expectations regarding the realization of the benefit of our foreign deferred tax assets, undistributed earnings of our foreign subsidiaries, our intention to repatriate any remaining residual cash from our Mexico subsidiary to the U.S. and the associated tax treatment of such repatriation, the anticipated impact of our accumulated deficit and net cash used in operating activities on our future ability to operate, the funding, nature and amount of future capital expenditures and the future funding of our working capital needs and capital expenditures. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or the timing of any events. We make these statements as of the date of this Quarterly Report on Form 10-Q and undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report, except as required by law.

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

Our Business

LeapFrog is a leading developer of educational entertainment for children. Our product portfolio consists of multimedia learning platforms and related content and learning toys. We have developed a number of learning platforms, including the LeapPad family of learning tablets, the LeapTV educational video game system, the Leapster family of handheld learning game systems, and the LeapReader reading and writing systems, which facilitate a wide variety of learning experiences provided by our rich content libraries. We have created hundreds of interactive content titles for our platforms, covering subjects such as phonics, reading, writing, mathematics, science, social studies, creativity and life skills. In addition, we have a broad line of stand-alone interactive learning toys, the popular My Pal Scout line. Many of our products connect to our proprietary online LeapFrog Learning Path, which provides personalized feedback on a child’s learning progress and offers product recommendations to enhance each child’s learning experience. Our products are available in four languages (English, Queen’s English, French and Spanish) and are sold globally through retailers, distributors and directly to consumers via LeapFrog App Center (“App Center”).

Due to the seasonality of our business, our results of operations for interim periods are not necessarily indicative of the operating results for a full year.

Consolidated Results of Operations

	Three Months Ended June 30,		% Change 2015 vs.
	2015	2014	2014
	(Dollars in millions, except per share data)
Net sales	$38.7	$47.0	(18)%
Cost of sales	31.4	38.1	(18)%
Gross margin *	18.7%	18.8%	(0.1	)**
Operating expenses	34.3	34.5	(1)%
Operating expenses as a percent of net sales	89%	74%	15	**
Loss from operations	(27.1)	(25.7)	(5)%
Net loss per share - basic and diluted	$(0.39)	$(0.23)	$(0.16	)***

*	Gross profit as a percentage of net sales
**	Percentage point change
***	Dollar change

Net sales for the three months ended June 30, 2015 decreased 18% as compared to the same period in 2014 primarily due to decreased consumer demand for our LeapPad line of children’s tablets and associated content, and tighter inventory management across a number of our retailer partners. Net sales for the three months ended June 30, 2015 included a 2% negative impact from changes in currency exchange rates.

Cost of sales for the three months ended June 30, 2015 decreased 18% as compared to the same period in 2014 primarily driven by lower net sales resulting in lower product costs.

Gross margin for the three months ended June 30, 2015 was 18.7%, relatively consistent as compared to the same period of 2014. Gross margin in the period was affected by higher content amortization costs, higher inventory allowances, and lower sales volume which increased the impact of fixed logistics costs, partially offset by changes in product mix with proportionally lower sales of lower-margin hardware and lower trade discounts as a percentage of net sales.

Operating expenses for the three months ended June 30, 2015 decreased 1% as compared to the same period of 2014 primarily due to lower depreciation expenses resulting from the permanent impairment of our long-lived assets, which significantly reduced the carrying value of our property and equipment, lower spending on cooperative advertising, lower expenses due to a decrease in headcount and lower content development costs. The decreases were partially offset by the $2.8 million non-cash long-lived assets impairment charge recorded during the quarter against our property and equipment primarily for current period asset additions, higher incentive compensation expense, higher professional service fees and timing of capitalization of content costs. The higher incentive compensation expense was the result of the reversal of an accrual for incentive compensation for the same period of 2014 and the accrual of employee incentive compensation in the current period. The higher professional service fees are related to increased litigation expenses and increased audit fees.

Loss from operations for the three months ended June 30, 2015 worsened by $1.4 million, as compared to the same period in 2014 driven by the decrease in net sales and reduced gross margin.

Basic and diluted net loss per share for the three months ended June 30, 2015 worsened by $0.16, as compared to the same period of 2014. The above mentioned long-lived assets impairment charge of $2.8 million accounted for $(0.04) of our basic and diluted net loss per share for the period.

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

	Three Months Ended June 30,		% Change 2015 vs.
	2015	2014	2014
	(Dollars in millions)
SG&A expenses	$21.9	$21.0	4%
As a percent of net sales	57%	45%	12	*

*	Percentage point change

SG&A expenses for the three months ended June 30, 2015 increased 4% as compared to the same period in 2014 primarily due to higher incentive compensation expense and higher professional service fees, partially offset by lower expenses due to a decrease in headcount. The higher incentive compensation expense was the result of the reversal of an accrual for incentive compensation for the same period of 2014 and the accrual of employee incentive compensation in the current period. The higher professional service fees are related to increased litigation expenses and increased audit fees.

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

	Three Months Ended June 30,		% Change 2015 vs.
	2015	2014	2014
	(Dollars in millions)
R&D expenses	$7.8	$7.6	2%
As a percent of net sales	20%	16%	4	*

*	Percentage point change

R&D expenses for the three months ended June 30, 2015 increased 2% as compared to the same period in 2014 primarily driven by the timing of capitalization of content costs and higher incentive compensation expense, partially offset by lower content development costs and lower expenses due to a decrease in headcount. The higher incentive compensation expense was the result of the reversal of an accrual for incentive compensation for the same period of 2014 and the accrual of employee incentive compensation in the current period.

Advertising Expense

Advertising expense consists of costs associated with marketing, advertising and promoting our products, including customer-related discounts and promotional allowances.

	Three Months Ended June 30,		% Change 2015 vs.
	2015	2014	2014
	(Dollars in millions)
Advertising expenses	$1.4	$3.0	(53)%
As a percent of net sales	4%	6%	(2	)*

*	Percentage point change

Advertising expenses for the three months ended June 30, 2015 decreased 53% as compared to the same period in 2014 primarily due to a calendar shift in Easter and less direct spending on cooperative advertising.

Impairment of Long-lived Assets

As of June 30, 2015, based on various qualitative factors, we determined that testing for recoverability of our long-lived assets was required. These factors included, among others, the continued underperformance of products and product lines newly introduced to the market, and the continued significant decline in trading value of our Class A common stock and the corresponding decline in our market capitalization. As a result, we performed a two-step impairment test for our long-lived assets. Based on the result of the test, we recorded a permanent non-cash impairment charge of $2.8 million for the three months ended June 30, 2015 in our U.S. segment, primarily for current period asset additions. This impairment charge, together with the long-lived assets impairment we recorded as of March 31, 2015, significantly reduced the carrying value of our property and equipment to $1.2 million as of June 30, 2015, which has resulted and will continue to result in decreases in associated depreciation expenses in future periods. Meanwhile, we will continue to review the recoverability of our remaining long-lived assets on a quarterly basis, which may result in additional impairment charges in future periods. Refer to Note 7 – “Impairment of Long-lived Assets” in our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on our impairment testing for our long-lived assets.

Depreciation and Amortization Expenses

	Three Months Ended June 30,		% Change 2015 vs.
	2015	2014	2014
	(Dollars in millions)
Depreciation and amortization	$0.5	$2.8	(84)%
As a percent of net sales	1%	6%	(5	)*

*	Percentage point change

Depreciation and Amortization expenses for the three months ended June 30, 2015 decreased 84% as compared to the same period in 2014 driven by the permanent impairment long-lived assets charge we recorded as of March 31, 2015, which significantly reduced the carrying value of our property and equipment.

Income Taxes

Our benefit from income taxes and effective tax rates were as follows:

	Three Months Ended June 30,
	2015	2014
	(Dollars in millions)
Benefit from income taxes	$(0.2)	$(9.7)
Loss before income taxes	(27.6)	(26.0)
Effective tax rate	0.9%	37.1%

Our effective tax rate is affected by recurring items, such as tax benefit or expense relative to the amount of loss incurred or income earned in our domestic and foreign jurisdictions. Our tax rate is also affected by discrete items, such as tax benefits attributable to the recognition of previously unrecognized tax benefits and changes in valuation allowance, which may occur in any given year but are not consistent from year to year.

We exclude jurisdictions with tax assets for which no benefit can be recognized from the computation of our effective tax rate. Accordingly, our domestic loss was excluded from the computation of our effective tax rates for the three months ended June 30, 2015, and our subsidiary in Mexico was excluded from the computation of our effective tax rates for the three months ended June 30, 2015 and 2014.

Our effective tax rates and income tax benefit for the three months ended June 30, 2015 were primarily attributable to the recognition of previously unrecognized tax benefits, partially offset by tax provisions attributable to its foreign operations. Our effective tax rate and income tax benefit for the three months ended June 30, 2014 was primarily attributable to the recognition of tax benefits relating to our domestic operating losses during the period. During the three months ended June 30, 2015, we recognized $0.2 million of certain previously unrecognized tax benefits due to the settlement of an income tax audit in one of our foreign jurisdictions. During the three months ended June 30, 2014, we did not recognize any previously unrecognized tax benefits.

As of June 30, 2015, we maintained a full valuation allowance against our domestic deferred tax assets and a full valuation allowance against the deferred tax assets of our subsidiary in Mexico. As of June 30, 2015, we also evaluated the need for a valuation allowance against the deferred tax assets of our other foreign jurisdictions, and believe that the benefit of these deferred tax assets will be realized at the required more-likely-than-not level of certainty. Therefore, no valuation allowance has been established against such deferred tax assets as of June 30, 2015. We will continue to evaluate all evidence in all jurisdictions in future periods, to determine if a change in valuation allowance against our deferred tax assets is warranted. Any changes to our valuation allowance will affect our effective tax rate, but will not affect the amount of cash paid for income taxes in the foreseeable future.

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

	Three Months Ended June 30,		% Change 2015 vs.
	2015	2014	2014
	(Dollars in millions)
Net sales	$28.0	$30.7	(9)%
Cost of sales	23.6	26.1	(10)%
Gross margin *	15.9%	15.0%	0.9 **
Operating expenses	31.1	29.9	4%
Operating expenses as a percent of net sales	111%	97%	13 **
Loss from operations	$(26.6)	$(25.3)	(5)%

*	Gross profit as a percentage of net sales
**	Percentage point change

Net sales for the three months ended June 30, 2015 decreased 9% as compared to the same period in 2014 primarily due to decreased consumer demand for our LeapPad line of children’s tablets and associated content, and tighter inventory management across a number of our retailer partners.

Cost of sales for the three months ended June 30, 2015 decreased 10% as compared to the same period in 2014 primarily driven by lower sales volume resulting in lower product costs.

Gross margin for the three months ended June 30, 2015 was 15.9%, an increase of 0.9 percentage points, as compared to the same period of 2014 primarily driven by changes in product mix with proportionally lower sales of lower-margin hardware and lower trade discounts as a percentage of net sales, partially offset by higher content amortization costs, higher inventory allowances, and lower sales volume which increased the impact of fixed logistics costs.

Operating expenses for the three months ended June 30, 2015 increased 4% as compared to the same period of 2014 primarily due to a $2.8 million non-cash long-lived assets impairment charge against our property and equipment recorded during the quarter, higher incentive compensation expense, higher professional service fees and an increase driven by timing of capitalization of content costs. The higher incentive compensation expense was the result of the reversal of an accrual for incentive compensation for the same period of 2014 and the accrual of employee incentive compensation in the current period. The higher professional service fees are related to increased litigation expenses and increased audit fees. The increases were partially offset by lower depreciation expenses resulting from the permanent impairment of our long-lived assets, which significantly reduced the carrying value of our property and equipment, a calendar shift in Easter and less direct spending on cooperative advertising, lower expenses due to a decrease in headcount and lower content development costs.

Loss from operations for the three months ended June 30, 2015 worsened by $1.3 million, as compared to the same period in 2014 driven by higher operating expenses, decreases in net sales and reduced gross profit.

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

	Three Months Ended June 30,		% Change 2015 vs.
	2015	2014	2014
	(Dollars in millions)
Net sales	$10.6	$16.3	(35)%
Cost of sales	7.8	12.1	(35)%
Gross margin *	26.2%	25.9%	0.3 **
Operating expenses	3.3	4.6	(29)%
Operating expenses as a percent of net sales	31%	28%	2 **
Loss from operations	$(0.5)	$(0.4)	(16)%

*	Gross profit as a percentage of net sales
**	Percentage point change

Net sales for the three months ended June 30, 2015 decreased 35% as compared to the same period in 2014 primarily due to lower than anticipated demand for our new LeapTV educational video game system and associated content, and tighter inventory management across a number of our retailer partners. Net sales for the three months ended June 30, 2015 included a 7% negative impact, respectively, from changes in currency exchange rates.

Cost of sales decreased 35%, for the three months ended June 30, 2015 as compared to the same period in 2014 primarily driven by lower net sales resulting in lower product costs.

Gross margin for the three months ended June 30, 2015 increased 0.3 percentage points, as compared to the same period in 2014 primarily driven by changes in product mix with proportionally lower sales of lower-margin hardware, partially offset by higher content amortization costs, higher inventory allowances, and lower sales volume which increased the impact of fixed logistics costs.

Operating expenses for the three months ended June 30, 2015 decreased 29% as compared to the same period in 2014 primarily driven by a calendar shift in Easter and less direct spending on cooperative advertising.

Loss from operations for the three months ended June 30, 2015 worsened 16% as compared to the same period in 2014 due to the decreases in net sales and reduced gross profit, partially offset by lower operating expenses.

Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents totaled $88.2 million and $199.2 million at June 30, 2015 and 2014, respectively. The decrease was primarily due to a decrease in net cash generated by operating activities as a result of reduced operating results, and increased inventory levels, as well as due to significant capital expenditures during the past several quarters. In line with our investment policy, as of June 30, 2015, all cash equivalents were invested in high-grade short-term money market funds and certificates of deposits with maturities of less than three months. Included in the certificates of deposit as of June 30, 2015, was $20.0 million of collateral under our asset-based revolving credit facility arrangement (the “revolving credit facility”).

Cash and cash equivalents held by our foreign subsidiaries totaled $15.1 million and $20.3 million as of June 30, 2015 and 2014, respectively. As of June 30, 2015, we do not consider the undistributed earnings of our foreign subsidiaries as permanently reinvested outside the U.S. Consequently, we maintained a deferred tax liability of $3.4 million for U.S. income tax, which was offset by our domestic net operating losses and therefore did not impact our effective tax rate due to the full valuation allowance established against our domestic deferred tax assets. In addition, we maintained a deferred tax liability of $0.5 million for non-U.S withholding tax associated with the future repatriation of earnings from our foreign subsidiaries.

A change in business strategy for distributing product into Mexico will ultimately result in the liquidation of our subsidiary in Mexico as we outsource distribution to a third party. During the three months ended June 30, 2015, we repatriated approximately $3.8 million cash from our Mexico subsidiary to the U.S., and at the end of the liquidation process, we intend to repatriate any remaining residual cash to the U.S. We believe these cash repatriations are considered return of capital and not a repatriation of earnings and therefore will not result in a U.S. tax liability. Accordingly we have not recorded a tax provision for such return of capital. As of June 30, 2015, we do not consider our Mexico subsidiary as substantially liquidated. Upon its future complete or substantially complete liquidation, we are required to release any cumulative translation adjustment related to our Mexico subsidiary into our consolidated statement of operations. As of June 30, 2015, the balance of such cumulative currency translation adjustment was a negative $2.5 million in “Accumulated Other Comprehensive Income (Loss)” on the consolidated balance sheet, which would result in a negative impact to our results of operations if it were to be released.

Our revolving credit facility has a potential borrowing availability of $75.0 million for the months of September through December and $50.0 million for the remaining months. The borrowing availability varies according to the levels of our accounts receivable and cash and investment securities deposited in secured accounts with the lenders. Borrowing availability under this revolving credit facility was $30.0 million as of June 30, 2015. As of June 30, 2015, we had two stand-by-letters of credit totaling approximately $3.0 million issued under our revolving credit facility as credit support for potential future payment obligations. There were no borrowings outstanding on our revolving credit facility as of June 30, 2015.

Our accumulated deficit of $249.9 million at June 30, 2015 and net cash used in operating activities during the current quarter are not expected to have an impact on our future ability to operate, given our anticipated cash flows from operations, cash position and the availability of our revolving credit facility.

Capital expenditures were $7.8 million for the three months ended June 30, 2015 and $11.8 million for the same period of 2014. Future capital expenditures are primarily planned for new product development. We expect that capital expenditures for the fiscal year ending March 31, 2016, including those for capitalized content costs will be funded with cash flows generated by operations. We expect capital expenditures for the year ending March 31, 2016, including those capitalized content costs, to be in the range of $20.0 million to $25.0 million.

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

Cash Sources and Uses

The table below shows our sources and uses of cash for the three months ended June 30, 2015 as compared to the same period in 2014:

	Three Months Ended June 30,		% Change 2015 vs.
	2015	2014	2014
	(Dollars in millions)
Net cash provided by (used in):
Operating activities	$(31.1)	$(21.1)	(48)%
Investing activities	(7.8)	(11.8)	34%
Financing activities	(0.3)	(0.3)	8%
Effect of exchange rate changes on cash	0.3	0.4	(30)%
Net change in cash and cash equivalents	$(38.9)	$(32.8)	(19)%

Net cash used in operations for the three months ended June 30, 2015 increased $10.0 million as compared to the same period in 2014 primarily due to increased net loss related to operating activities and higher account receivable and inventory levels at the end of the period.

Net cash used in investing activities for the three months ended June 30, 2015 decreased $4.0 million as compared to the same period of 2014 primarily due to lower investments to upgrade our internal business systems.

Net cash provided by financing activities for the three months ended June 30, 2015 generally remained flat as compared to the same period of 2014.

Seasonal Patterns of Cash Provided By or Used in Operations

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

Contractual Obligations and Commitments

We have had no material changes outside the ordinary course of our business in our contractual obligations during the three months ended June 30, 2015. As of June 30, 2015, we had commitments to purchase inventory under normal supply arrangements totaling approximately $54.4 million. In addition, as of June 30, 2015, we had two stand-by-letters of credit totaling approximately $3.0 million issued under our revolving credit facility as credit support for potential future payment obligations, which were off-balance sheet arrangements.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. Actual results could differ significantly from those estimates under different assumptions and conditions. We included in our 2015 Form 10-K a discussion of our critical accounting policies that are particularly important to the portrayal of our financial position and results of operations and that require the use of our management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We have made no material changes to any of the critical accounting policies discussed in our 2015 Form 10-K through June 30, 2015.

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

In May 2014, the FASB issued ASU 2014-09, Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40). This guidance outlines a single comprehensive model for accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. This guidance can be adopted either retrospectively to each prior reporting period presented, or retrospectively with a cumulative-effect adjustment recognized as of the date of adoption. The original effective date of this guidance for public entities was for annual reporting periods beginning after December 15, 2016. In July 2015, the FASB decided to defer the effective date of this guidance by one year, to the annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, i.e. the first quarter of our fiscal year 2019. A reporting entity may choose to early adopt the guidance as of the original effective date. We do not anticipate an early adoption, and are currently evaluating the impact on our consolidated financial statements upon the adoption of this guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in Item 7A of our 2015 Form 10-K have not changed materially for our quarter ended June 30, 2015.

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

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements, but the program, when properly executed, may not always eliminate our exposure to movements of currency exchange rates. The results of our hedging program for the three months ended June 30, 2015 and 2014 are summarized in the table below:

	Three Months Ended June 30,
	2015	2014
	(Dollars In thousands)
Loss on foreign exchange forward contracts	$(178)	$(17)
Loss on underlying transactions denominated in foreign currency	(198)	(209)
Net losses	$(376)	$(226)

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts outstanding as of June 30, 2015 is as follows:

	As of June 30, 2015
	Average Forward Exchange Rate	Notional Amount in Local Currency	Fair Value of Instruments in USD
		(1)	(2)
Currencies:
British Pound (GBP/USD)	1.570	1,420	$(4)
Euro (Euro/USD)	1.123	3,236	27
Total fair value of instruments in USD			$23

(1)	In thousands of local currency
(2)	In thousands of USD

Cash equivalents are presented at fair value on our consolidated balance sheet. We invest our excess cash in accordance with our investment policy. As of June 30, 2015 and 2014, our excess cash was invested in money market funds and certificates of deposit.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to information under the heading “Legal Proceedings” in Note 12 — “Commitments and Contingencies” in our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Our business, financial condition and operating results can be affected by a number of factors, including those described below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. In addition to other information contained in this Quarterly Report on Form 10-Q and our other filings with the SEC, the following risk factors should be considered carefully before you decide whether to buy, hold or sell our common stock. Additional risks not presently known to us or that we currently deem immaterial may also impair our business, financial conditions, results of operations and stock price.

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

Our top four retailers, Wal-Mart Stores, Inc. (“Wal-Mart”), Toys “R” Us, Inc. (“Toys “R” Us”), Target Corporation (“Target”) and Amazon.com (“Amazon”), in the aggregate, accounted for approximately 53% and 48% of our consolidated gross sales for the three months ended June 30, 2015 and 2014, respectively. These top four retailers, in the aggregate, accounted for approximately 66% and 67% of the U.S. segment’s gross sales for the three months ended June 30, 2015 and 2014, respectively. In addition, these top four retailers, in the aggregate, accounted for approximately 23% and 18% of the International segment’s gross sales for the three months ended June 30, 2015 and 2014, respectively. For the foreseeable future, we expect to continue to rely on a small number of large retailers for the majority of our sales domestically and abroad.

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

If we were required to record an additional impairment charge related to the value of our long-lived assets, or an additional valuation allowance against our deferred tax assets, our results of operations would be adversely affected.

Our long-lived assets are tested for impairment if indicators of impairment exist. If impairment testing shows that the carrying value of our long-lived assets exceeds their estimated fair values, we would be required to record a non-cash impairment charge, which would decrease the carrying value of our long-lived assets, as the case may be, and our results of operations would be adversely affected. For example, for the fiscal year and three months ended March 31, 2015 and June 30, 2015, respectively, we recorded a $36.5 million and $2.8 million long-lived assets impairment charge against our property and equipment. We will continue to review the recoverability of our remaining long-lived assets on a quarterly basis, which may result in additional impairment charges in future periods. Our deferred tax assets include net operating loss and tax credit carryforwards that can be used to offset taxable income and reduce income taxes payable in future periods. Each quarter, we determine the probability of realizing the benefits of our deferred tax assets. If we determine that there is not sufficient anticipated future taxable income to realize the benefits of these assets, an additional valuation allowance would be required to reduce the value of our deferred tax assets. Such a reduction could result in additional non-cash expense in the period in which the valuation allowance is adjusted and our results of operations would be adversely affected. For example, for the year ended March 31, 2015, we recorded a $90.8 million income tax provision as a result of establishing an additional valuation allowance against our domestic deferred tax assets. We will continue to perform these tests and any future adjustments may have a material adverse effect on our financial condition and results of operations.

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

We derived approximately 27% and 35% of our net sales from markets outside the U.S. during the three months ended June 30, 2015 and 2014, respectively.

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

Our business is international in scope. The deterioration of the political or socioeconomic situation in a country in which we have significant sales, operations or third-party manufacturers or suppliers, or the breakdown of trade relations between the U.S. and a foreign country in which we have or utilize significant manufacturing facilities or have other operations, could adversely affect our business, financial condition, and results of operations. For example, a change in trade status for China, where the vast majority of our contract manufacturers are located, could result in a substantial increase in the import duty of toys manufactured in China and imported into the U.S. In addition, armed hostilities, terrorism, natural disasters, or public health issues, whether in the U.S. or abroad, could cause damage and disruption to our company, our suppliers, our manufacturers, or our customers or could create political or economic instability, any of which could have a material adverse impact on our business. For example, our U.S. distribution center and our corporate headquarters are located in California near major earthquake faults that have experienced earthquakes in the past and that are expected to recur in the future. See also “ System failures in our online services or web store could harm our business ” above. Although it is impossible to predict the consequences of any such events, they could result in a decrease in demand for our product or create delay or inefficiencies in our supply chain by making it difficult or impossible for us to deliver products to our customers, for our manufacturers to deliver products to us, or for suppliers to provide component parts.

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

As of June 30, 2015, Michael Milken and Lowell Milken together owned, directly and indirectly, approximately 3.6 million shares of our Class B common stock and Sandra Milken beneficially owned 0.8 million shares of our Class B common stock. Together, these three stockholders represented approximately 39.8% of the combined voting power of our Class A common stock and Class B common stock as of June 30, 2015. As a result, Messrs. Michael and Lowell Milken, and Ms. Milken, if voting together would have significant influence on stockholder vote outcomes, including with respect to:

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

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-86898	3.03	7/22/2002

3.02	Amended and Restated Bylaws	8-K	001-31396	3.01	11/20/2012

4.01	Form of Specimen Class A Common Stock Certificate	10-Q	001-31396	4.01	11/3/2011

4.02	Fourth Amended and Restated Stockholders Agreement, dated as of May 30, 2003, by and among LeapFrog Enterprises, Inc. and the other persons named therein	10-Q	001-31396	4.02	8/12/2003

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc.
(Registrant)

/s/ John Barbour
John Barbour
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2015

/s/ Raymond L. Arthur
Raymond L. Arthur
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 6, 2015

