Form 10-Q
period 2015-09-30
LEAPFROG ENTERPRISES INC
filed 2015-11-09
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2015

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

As of October 30, 2015, 66,574,193 shares of Class A common stock, par value $0.0001 per share, and 4,394,354 shares of Class B common stock, par value $0.0001 per share, of the registrant were outstanding.

LEAPFROG ENTERPRISES, INC.

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30,		March 31,
	2015	2014	2015
ASSETS
Current assets:
Cash and cash equivalents	$52,604	$111,344	$127,176
Accounts receivable, net of allowances for doubtful accounts of $1,341, $402 and $854, respectively	60,504	98,965	19,618
Inventories	75,715	108,197	71,927
Prepaid expenses and other current assets	9,600	12,380	10,012
Deferred income taxes	964	23,708	553
Total current assets	199,387	354,594	229,286
Deferred income taxes	780	63,232	1,792
Property and equipment, net	702	36,769	1,676
Capitalized content costs, net	21,870	22,235	22,510
Goodwill	-	19,549	-
Other intangible assets, net	2,722	4,220	3,453
Other assets	751	1,365	1,475
Total assets	$226,212	$501,964	$260,192

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,792	$56,967	$16,578
Accrued liabilities	25,442	26,914	21,582
Deferred revenue	11,501	12,405	11,921
Deferred income taxes	530	-	1,630
Income taxes payable	465	298	267
Total current liabilities	75,730	96,584	51,978
Long-term deferred income taxes	452	-	323
Other long-term liabilities	444	459	1,365
Total liabilities	76,626	97,043	53,666
Commitments and contingencies
Stockholders' equity:
Class A Common Stock, par value $0.0001;
Authorized - 139,500 shares; Outstanding: 66,559 65,764 and 66,084, respectively	7	7	7
Class B Common Stock, par value $0.0001;
Authorized - 40,500 shares; Outstanding: 4,394 4,396 and 4,394, respectively	-	-	-
Treasury stock	(185)	(185)	(185)
Additional paid-in capital	439,673	428,546	434,728
Accumulated other comprehensive loss	(5,944)	(1,251)	(5,450)
Accumulated deficit	(283,965)	(22,196)	(222,574)
Total stockholders’ equity	149,586	404,921	206,526
Total liabilities and stockholders’ equity	$226,212	$501,964	$260,192

See accompanying notes to consolidated financial statements

 LEAPFROG ENTERPRISES, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

 (In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

Net sales	$67,245	$113,645	$105,920	$160,622
Cost of sales	60,987	76,635	92,430	114,779
Gross profit	6,258	37,010	13,490	45,843

Operating expenses:
Selling, general and administrative	23,070	20,321	44,953	41,365
Research and development	8,755	7,363	16,538	14,974
Advertising	6,686	9,717	8,111	12,758
Impairment of long-lived assets	1,114	-	3,884	-
Depreciation and amortization	634	2,758	1,086	5,600
Total operating expenses	40,259	40,159	74,572	74,697
Loss from operations	(34,001)	(3,149)	(61,082)	(28,854)

Other income (expense):
Interest income	29	26	63	61
Interest expense	-	-	(2)	-
Other, net	95	124	(417)	(230)
Total other income (expense), net	124	150	(356)	(169)
Loss before income taxes	(33,877)	(2,999)	(61,438)	(29,023)
Provision for (benefit from) income taxes	189	(973)	(47)	(10,629)
Net loss	$(34,066)	$(2,026)	$(61,391)	$(18,394)

Net loss per share:
Class A and B - basic and diluted	$(0.48)	$(0.03)	$(0.87)	$(0.26)

Weighted-average shares used to calculate
net loss per share:
Class A and B - basic and diluted	70,817	70,052	70,732	69,906

See accompanying notes to consolidated financial statements

4

 LEAPFROG ENTERPRISES, INC.

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (In thousands)

 (Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(34,066)	$(2,026)	$(61,391)	$(18,394)
Other comprehensive loss
Currency translation adjustments	(1,579)	(1,563)	(494)	(673)
Comprehensive loss	$(35,645)	$(3,589)	$(61,885)	$(19,067)

See accompanying notes to consolidated financial statements

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(61,391)	$(18,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,003	13,233
Impairment of long-lived assets	3,884	-
Deferred income taxes	(379)	(10,840)
Stock-based compensation expense	5,116	5,680
Allowance for doubtful accounts	497	518
Other changes in operating assets and liabilities:
Accounts receivable, net	(41,635)	(70,590)
Inventories	(3,735)	(57,464)
Prepaid expenses and other current assets	518	(2,212)
Other assets	721	103
Accounts payable	21,765	39,570
Accrued liabilities	4,158	2,104
Deferred revenue	(412)	(341)
Other long-term liabilities	363	(650)
Income taxes payable	195	(387)
Net cash used in operating activities	(62,332)	(99,670)
Investing activities:
Purchases of property and equipment and other intangible assets	(5,194)	(15,066)
Capitalization of content and website development costs	(6,545)	(8,164)
Net cash used in investing activities	(11,739)	(23,230)
Financing activities:
Proceeds from stock option exercises and employee stock purchase plan	146	1,479
Cash paid for payroll taxes on restricted stock unit releases	(317)	(841)
Repurchase of common shares	-	(38)
Excess tax benefits from stock-based compensation	-	11
Net cash provided by (used in) financing activities	(171)	611
Effect of exchange rate changes on cash	(330)	1,645
Net change in cash and cash equivalents	(74,572)	(120,644)
Cash and cash equivalents, beginning of period	127,176	231,988
Cash and cash equivalents, end of period	$52,604	$111,344

Non-cash investing and financing activities:
Net change in accounts payable and accrued liabilities related to capital expenditures	$(2,197)	$(404)

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

2.	Fair Value of Financial Instruments and Investments

Fair value is defined by authoritative guidance as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

•	Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. As of September 30, 2015 and 2014, and March 31, 2015, the Company’s Level 1 assets consisted of money market funds and certificates of deposit with original maturities of three months or less. These assets were considered highly liquid and are stated at cost, which approximates market value.

•	Level 2 includes financial instruments for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument. Such inputs could be quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transactions (less-active markets), or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data, including market interest rate curves, referenced credit spreads and prepayment rates.

As of September 30, 2015 and 2014, and March 31, 2015, the Company’s Level 2 assets and liabilities consisted of outstanding foreign exchange forward contracts used to hedge its exposure to certain of its major foreign currencies, including the British Pound, Canadian Dollar and Euro. The Company’s outstanding foreign exchange forward contracts, all with maturities of approximately one month, had notional values of $10,348, $60,622 and $4,760 at September 30, 2015 and 2014, and March 31, 2015, respectively. The fair market values of these instruments, based on quoted prices, were $(24) and $(83) on a net basis at September 30, 2015 and 2014, respectively, and recorded in accrued liabilities. The fair market value of these instruments, based on quoted prices, was $22 on a net basis at March 31, 2015, and recorded in prepaid expenses and other current assets.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and 2014, and March 31, 2015:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015:
Financial Assets:
Money market funds and certificate of deposit	$17,307	$17,307	$-	$-
Collateral certificates of deposit *	20,000	20,000	-	-
Total financial assets	$37,307	$37,307	$-	$-
Financial Liabilities:
Forward currency contracts	$(24)	$-	$(24)	$-
September 30, 2014:
Financial Assets:
Money market funds and certificate of deposit	$25,011	$25,011	$-	$-
Financial Liabilities:
Forward currency contracts	$(83)	$-	$(83)	$-
March 31, 2015:
Financial Assets:
Money market funds and certificate of deposit	$62,810	$62,810	$-	$-
Collateral certificates of deposit *	20,000	20,000	-	-
Forward currency contracts	22	-	22	-
Total financial assets	$82,832	$82,810	$22	$-

*	These certificates of deposit were collateral under the Company's asset-based revolving credit facility arrangement.

3.	Inventories

The Company’s inventories, stated on a first-in, first-out basis at the lower of cost or market, were as follows as of September 30, 2015 and 2014, and March 31, 2015:

	September 30,		March 31,
	2015	2014	2015
Raw materials	$8,009	$5,242	$3,120
Finished goods	67,706	102,955	68,807
Total	$75,715	$108,197	$71,927

Inventories are stated at the lower of cost or net realizable value (“NRV”). Inventories are initially recorded at cost. On a quarterly basis, the Company reviews its inventories that may be stated above NRV and reviews its estimate of the allowance for slow-moving, excess and obsolete inventories (“E&O reserves”). The Company’s E&O reserve estimate is based on management’s review of on-hand inventories compared to their estimated future usage, product demand forecast (including consideration of retail inventory levels, sales and promotions, among other factors), anticipated product selling prices, the expected product lifecycle, and products planned for discontinuation. When considered necessary, the Company makes adjustments to reduce inventory to its NRV with corresponding increases to cost of sales in its consolidated statement of operations. As of September 30, 2015 and 2014, and March 31, 2015, the Company had E&O reserves of $6,924, $3,769 and $4,157, respectively. The E&O reserves’ impact to the Company’s cost of sales was $3,603 and $3,712 for the three and six months ended September 30, 2015, respectively, and were $1,674 and $2,258 for the three and six months ended September 30, 2014, respectively. The increases in E&O reserves as of September 30, 2015 and for the three and six months ended September 30, 2015 were primarily associated with the Company’s recent price reduction of its LeapTV educational video game system, and the corresponding adjustment to the NRV of its inventory of this product.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

4.	Property and Equipment, Net

As of September 30, 2015 and 2014, and March 31, 2015, property and equipment consisted of the following:

	September 30,		March 31,
	2015	2014	2015
Tooling, cards, dies and plates	$21,944	$23,678	$23,976
Computers and software	45,455	72,817	45,782
Equipment, furniture and fixtures	6,100	5,669	3,769
Leasehold improvements	4,009	4,342	4,002
	77,508	106,506	77,529
Less: accumulated depreciation	(76,806)	(69,737)	(75,853)
Total	$702	$36,769	$1,676

During the quarters ended September 30, 2015, June 30, 2015 and March 31, 2015, the Company performed an impairment review of its long-lived assets. As a result, the Company recorded a permanent non-cash impairment charge of $1,114 and $3,884 for the three and six months ended September 30, 2015, respectively, and $36,461 for the quarter ended March 31, 2015, against its property and equipment, including primarily the Company’s recent investments in its internal business systems and the non-content related website systems costs under its computer and software category. Refer to Note 6 – “Impairment of Long-lived Assets” below for detailed information on the Company’s impairment testing for its long-lived assets.

5.	Goodwill

The Company’s goodwill was related to its 1997 acquisition of substantially all the assets and business of its predecessor, LeapFrog RBT, and its 1998 acquisition of substantially all the assets of Explore Technologies. The Company’s goodwill, solely allocated to its U.S. segment, was $19,549 as of September 30, 2014.

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

The Company determined the value of the property and equipment assets using a depreciated replacement cost study which incorporated historical costs, published trends, market supported depreciation curves, and certain adjustments such as indirect costs, level of asset customization and general marketability. Based on significant economic obsolescence associated with these assets, the Company incorporated the valuation premise established at a “highest and best use” assessment, using a value-in-exchange concept. Fair value-in-exchange is defined as the estimated value that may reasonably be expected in an exchange for an asset between a willing buyer and seller in an orderly transaction between market participants as of the valuation date. Based on the results of this study, the Company concluded that the carrying value of its property and equipment assets, including primarily the Company’s recent investments in its internal business systems and the non-content related website systems costs, exceeded their fair value by $36,461, and recorded a permanent impairment charge to these assets.

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

Accordingly, following the same valuation methodologies as applied in the prior quarter, the Company performed step two of the impairment test and determined the fair value of its U.S. reporting unit, then determined the fair values of individual long-lived assets within the asset group, and compared those values with the carrying values of those assets to measure the overall impairment amount.

The Company concluded that the estimated fair values of its capitalized content costs and other intangible assets were greater than their carrying value as of June 30, 2015. Therefore, no impairment was recorded against these assets. As a result of the step two impairment test, the Company concluded that the carrying value of its property and equipment assets exceeded their fair value by $2,770 and recorded a permanent impairment charge to these assets.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

September 30, 2015 Impairment Testing

During the quarter ended September 30, 2015, the Company determined that testing for recoverability of its long-lived assets was again required based on continued financial underperformance, and the continued decline of the trading value of its Class A common stock and the corresponding market capitalization. As a result, the Company performed step one of the impairment test and concluded that its long-lived assets in its U.S. reporting unit were impaired as of September 30, 2015 as their carrying value exceeded the cumulative undiscounted future cash flows that included an estimated residual market valuation.

Accordingly, the Company performed step two of the impairment test and determined the fair value of its U.S. reporting unit. The Company then determined the fair values of individual long-lived assets within the asset group, and compared those values with the carrying values of those assets to measure the overall impairment amount.

The Company concluded that the estimated fair values of its capitalized content costs and other intangible assets were greater than their carrying value as of September 30, 2015. Therefore, no impairment was recorded against these assets. As a result of the step two impairment tests, the Company concluded that the carrying value of its property and equipment assets exceeded their fair value by $1,114 and recorded a permanent impairment charge to these assets.

Impact on Financial Statements

For the three and six months ended September 30, 2015, the impairment charges of $1,114 and $3,884, respectively, were reported as a separate line item in the consolidated statement of operations. The full impairment charges were recorded against the Company’s long-lived assets under its U.S. reporting unit, and were non-cash in nature and do not directly affect the Company’s current or future liquidity. These permanent impairment charges significantly reduced the carrying value of the Company’s property and equipment, which has resulted and will continue to result in decreases in associated depreciation expenses in future periods. The Company will continue to review the recoverability of its remaining long-lived assets on a quarterly basis, which may result in additional impairment charges if future impairment testing shows that the carrying value of its long-lived assets exceeds their estimated fair values.

7.	Income Taxes

The Company’s provision for (benefit from) income taxes and effective tax rates were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Provision for (benefit from) income taxes	$189	$(973)	$(47)	$(10,629)
Loss before income taxes	(33,877)	(2,999)	(61,438)	(29,023)
Effective tax rate	(0.6)%	32.4%	0.1%	36.6%

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The Company excludes jurisdictions with tax assets for which no benefit can be recognized from the computation of its effective tax rate. Accordingly, the Company’s domestic loss was excluded from the computation of its effective tax rates for the three and six months ended September 30, 2015, and the Company’s subsidiary in Mexico was excluded from the computation of its effective tax rates for the three and six months ended September 30, 2015 and 2014.

The Company’s effective tax rate and income tax provision for the three months ended September 30, 2015 were primarily attributable to tax provisions related to its foreign operations. The Company’s effective tax rate and income tax benefit for the six months ended September 30, 2015 were primarily attributable to discrete items including the recognition of previously unrecognized tax benefits, partially offset by tax provisions attributable to its foreign operations. The Company’s effective tax rates and income tax benefits for the three and six months ended September 30, 2014 were primarily attributable to the recognition of tax benefits relating to its domestic operating losses during the period.

During the three months ended September 30, 2015, the Company recognized $6,758 of previously unrecognized domestic income tax benefits due to expiration of statute of limitation, which was neither recognized as a tax benefit nor affected the effective tax rate due to the full valuation allowance recorded against the Company's domestic deferred tax assets. During the three months ended September 30, 2015, the Company did not recognize any previously unrecognized tax benefits related to its foreign operations. During the six months ended September 30, 2015, the Company recognized $162 of certain previously unrecognized tax benefits due to the settlement of an income tax audit in one of its foreign jurisdictions, which was recognized as a tax benefit and affected the effective tax rate. During the three and six months ended September 30, 2014, the Company recognized $450 of certain previously unrecognized tax benefits due to the expiration of the statute of limitations in one of its foreign jurisdictions, which was recognized as a tax benefit and affected the effective tax rate. The recognition of previously unrecognized tax benefits reduced other long-term tax liabilities.

As of September 30, 2015 and 2014, and March 31, 2015, the Company had $9,757, $15,901 and $16,677, respectively, of unrecognized income tax benefits. The Company believes it is reasonably possible that the total amount of unrecognized income tax benefits could decrease by up to $275, excluding potential interest and penalties, related to its domestic operations, over the course of the next twelve months due to expiring statutes of limitations, which would not be recognized as a tax benefit nor affect the effective tax rate due to the full valuation allowance recorded against the Company’s domestic deferred tax assets.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The tax provision and benefit for the three and six months ended September 30, 2015 did not include any release of accrued interest and penalties related to uncertain tax positions. The tax benefit for the three and six months ended September 30, 2014 included a release of $158 of accrued interest and penalties related to uncertain tax positions. As of September 30, 2015 and March 31, 2015, the Company had no accrued interest and penalties attributable to uncertain tax positions related to its foreign operations. As of September 30, 2014, the Company had approximately $36 of accrued interest and penalties attributable to uncertain tax positions related to its foreign operations.

The Company maintained a full valuation allowance against its domestic deferred tax assets as of September 30, 2015 and March 31, 2015, respectively. As of September 30, 2014, the Company maintained a valuation allowance against certain state net operating loss carryforwards and capital loss carryforwards. The Company also maintained a full valuation allowance against the deferred tax assets of its subsidiary in Mexico as of September 30, 2015 and 2014, and March 31, 2015, respectively. As of September 30, 2015, the Company also evaluated the need for a valuation allowance against the deferred tax assets of its other foreign jurisdictions, and believes that the benefit of these deferred tax assets will be realized at the required more-likely-than-not level of certainty. Therefore, no valuation allowance has been established against such deferred tax assets as of September 30, 2015. The Company will continue to evaluate all evidence in all jurisdictions in future periods to determine if a change in valuation allowance against its deferred tax assets is warranted. Any changes to the Company’s valuation allowance will affect its effective tax rate, but will not affect the amount of cash paid for income taxes in the foreseeable future.

As of September 30, 2015 and 2014, and March 31, 2015, the consolidated current deferred tax assets were $964, $23,708 and $553, respectively, and the consolidated non-current deferred tax assets were $780, $63,232 and $1,792, respectively. The decreases were primarily due to the full valuation allowances provided against the Company’s domestic deferred tax assets during the three months ended December 31, 2014.

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

As of September 30, 2015 and March 31, 2015, the Company had current deferred tax liabilities of $530 and $1,630, respectively, reported as current liabilities, and had non-current deferred tax liabilities of $452 and $323, respectively, reported as long-term liabilities on the consolidated balance sheet. As of September 30, 2014, the Company had no current deferred tax liabilities or non-current deferred tax liabilities on the consolidated balance sheet. As of September 30, 2015, the Company had no other non-current tax liabilities. As of March 31, 2015 and September 30, 2014, the Company had other non-current tax liabilities of $162 and $153, respectively, reported as long-term liabilities on the consolidated balance sheet.

8.	Stock-Based Compensation

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

Stock plan activity

The table below summarizes award activity for the six months ended September 30, 2015:

	Stock		Total
	Options	RSUs	Awards
Outstanding at March 31, 2015	6,838	1,757	8,595
Grants	1,540	1,437	2,977
Exercises	-	(448)	(448)
Retired or forfeited	(415)	(59)	(474)
Outstanding at September 30, 2015	7,963	2,687	10,650

Total shares available for future grant at September 30, 2015			7,223

As of September 30, 2015, the total shares available for future grant under the ESPP were 388.

Impact of stock-based compensation

The following table summarizes stock-based compensation expense charged to selling, general and administrative (“SG&A”) and research and development (“R&D”) expenses for the three and six months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
SG&A:
Stock options	$1,130	$1,236	$2,293	$2,787
RSUs	1,035	784	2,105	1,978
ESPP	(38)	70	44	163
Total SG&A	2,127	2,090	4,442	4,928
R&D:
Stock options	180	214	371	428
RSUs	147	145	303	324
Total R&D	327	359	674	752
Total expense	$2,454	$2,449	$5,116	$5,680

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Valuation of stock-based compensation

Stock-based compensation expense related to stock options is calculated based on the fair value of each award on the grant date. In general, the fair value for stock option grants with only a service condition is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and six months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Expected term (years)	5.72	4.93	4.82	4.70
Volatility	57.6%	59.7%	53.2%	59.9%
Risk-free interest rate	1.63%	1.60%	1.32%	1.56%
Expected dividend yield	-%	-%	-%	-%

RSUs are payable in shares of the Company’s Class A common stock. The fair value of these stock-based awards is equal to the closing market price of the Company’s common stock on the date of grant. The grant-date fair value is recognized on a straight-line basis in compensation expense over the vesting period of these stock-based awards, which is generally four years.

Stock-based compensation expense related to the ESPP is estimated using the Black-Scholes option pricing model with the following assumptions for the three and six months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Expected term (years)	0.49	0.49	0.49	0.49
Volatility	67.2 - 71.7%	34.8%-42.0%	67.2% - 71.7%	34.8%-42.0%
Risk-free interest rate	0.08 - 0.26%	0.05%-0.08%	0.08% - 0.26%	0.05% - 0.08%
Expected dividend yield	-%	-%	-%	-%

Options to purchase shares of the Company’s common stock and RSUs, totaling 10,499 and 10,410 were excluded from the calculation of diluted net income per share for the three and six months ended September 30, 2015 and 8,999 and 9,115 for the three and six months ended September 2014, respectively, as the effect would have been antidilutive.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

The table below shows certain information by segment for the three and six months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net sales:
United States	$45,399	$77,558	$73,458	$108,266
International	21,846	36,087	32,462	52,356
Totals	$67,245	$113,645	$105,920	$160,622
Income (loss) from operations:
United States	$(36,507)	$(8,865)	$(63,101)	$(34,155)
International	2,506	5,716	2,019	5,301
Totals	$(34,001)	$(3,149)	$(61,082)	$(28,854)

For the three and six months ended September 30, 2015 and the six months ended September 30, 2014, the U.S. and the United Kingdom individually accounted for more than 10% of the Company’s consolidated net sales, respectively. For the three months ended September 30, 2014, only the U.S. accounted for more than 10% of the Company’s consolidated net sales, respectively.

10.	Commitments and Contingencies

Legal Proceedings

Federal Securities Class Action

A consolidated securities class action captioned In re LeapFrog Enterprises, Inc. Securities Litigation, Case No. 3:15-CV-00347-EMC, is pending in the United States District Court for the Northern District of California against LeapFrog and two of its officers, John Barbour and Raymond L. Arthur (the “Class Action”). The consolidated complaint, filed on June 24, 2015, alleges that defendants violated Section 10(b) the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5, by making materially false or misleading statements regarding the Company’s financial projections, financial results, and development of new products between May 5, 2014 and June 11, 2015. The complaint also alleges that defendants are liable as control-person under Section 20(a) of the Exchange Act. The complaint seeks class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. The foregoing is a summary of the allegations in the complaint and is subject to the text of the complaint, which is on file with the Court. Based on a review of the allegations, the Company and the individual defendants believe that the plaintiffs’ allegations are without merit, and intend to vigorously defend against the claims. A hearing on the Company’s motion to dismiss was held on October 8, 2015. At the hearing on the defendants’ motions to dismiss, the Court stated that it perceived significant problems with the plaintiff’s allegations and directed the plaintiff to file a further amended complaint that pleads more particularized facts. The amended complaint is due on or before November 23, 2015.

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

LEAPFROG ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

Patent Litigation

On February 26, 2014, a patent holding company named Celebrate International, LLC (“Celebrate”) sued LeapFrog, Target, Wal-Mart, Amazon and Toys R Us in the United States District Court for the District of Delaware alleging that the Company’s Tag and LeapReader product lines and related content infringe U.S. Patent Nos. 6,256,398 and 6,819,776. Celebrate is seeking unspecified monetary damages and attorney’s fees. The Company and the accused retailers filed answers to the suit denying infringement and alleging that the asserted patent claims are invalid. The Markman hearing was held on January 22, 2015 and on August 28, 2015 the Court issued a claim construction order. The trial date has been indefinitely postponed pending resolution of plaintiff’s attempt to obtain fact discovery in Sweden from Anoto AB, the licensor of optical scanning technology used in the Tag and LeapReader products. The Company believes that the claims are without merit and intends to contest the case vigorously. Given the status of the case and the uncertainties inherent in patent litigation, possible losses, if any, associated with the case are not reasonably estimable at this time.

Other Matters

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

Commitments

As of September 30, 2015, the Company had commitments to purchase inventory under normal supply arrangements totaling approximately $24,784. In addition, as of September 30, 2015, the Company had two stand-by-letters of credit totaling $236 issued under its revolving credit facility as credit support for potential future payment obligations, which were off-balance sheet arrangements.

11.	Subsequent Events

On August 13, 2009, the Company, certain financial institutions and Bank of America, N.A., entered into an amended and restated loan and security agreement for an up-to-$75,000 asset-based revolving credit facility, with a term through May 1, 2017. On October 19, 2015, the Company partially drew down $10,000 on this revolving credit facility at an annual interest rate of 1.97%. The proceeds will be used to fund seasonal working capital needs.

On October 22, 2015, the Company implemented a restructuring plan to reduce its global workforce in an effort to streamline its operations and reduce its cost structure. The Company will record a restructuring charge of approximately $1,909 in the quarter ending December 31, 2015 for employee severance benefits and other costs related to this plan.

12.	Other Item

On September 4, 2015, the Company was notified by the New York Stock Exchange (“NYSE”) that the average closing price of the Company’s common stock had fallen below $1.00 per share over a consecutive 30 trading-day period, which is the minimum average share price for continued listing on NYSE under Rule 802.01C of the NYSE Listed Company Manual.

Under NYSE rules, the Company has six months following receipt of the notification to regain compliance with the minimum share price requirement. On September 10, 2015, the Company notified the NYSE of its intent to cure the deficiency and restore its compliance with the listing standards of Section 802.01C. The NYSE notice has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on the NYSE during this period, subject to the Company’s compliance with other listing standards.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about management’s expectations, including, without limitation, our expectations regarding the undistributed earnings of our foreign subsidiaries, our intention to repatriate any remaining residual cash from our Mexico subsidiary to the U.S. and the associated tax treatment of such repatriation, the funding, nature and amount of future capital expenditures, the future funding of our working capital needs and planned capital expenditures and our intent to cure the deficiency with the NYSE’s minimum share price requirement and restore our compliance with the listing standards of the NYSE. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or the timing of any events. We make these statements as of the date of this Quarterly Report on Form 10-Q and undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report, except as required by law.

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

Consolidated Results of Operations

	Three Months Ended September 30,		% Change 2015 vs.		Six Months Ended September 30,		% Change 2015 vs.
	2015	2014	2014		2015	2014	2014
	(Dollars in millions, except per share data)
Net sales	$67.2	$113.6	(41)%		$105.9	$160.6	(34)%
Cost of sales	61.0	76.6	(20)%		92.4	114.8	(19)%
Gross margin *	9.3%	32.6%	(23.3)	**	12.7%	28.5%	(15.8)	**
Operating expenses	40.3	40.2	-%		74.6	74.7	-%
Operating expenses as a percent of net sales	60%	35%	25	**	70%	47%	23	**
Loss from operations	(34.0)	(3.1)	(980)%		(61.1)	(28.9)	(112)%
Net loss per share - basic and diluted	$(0.48)	$(0.03)	$(0.45)	***	$(0.87)	$(0.26)	$(0.61)	***

*	Gross profit as a percentage of net sales
**	Percentage point change
***	Dollar change

Net sales for the three months ended September 30, 2015 decreased $46.4 million, or 41%, as compared to the same period in Fiscal 2015, which included a decrease of $34.0 million in net sales of multimedia learning platforms and a decrease of $12.1 million in net sales of learning toys. Net sales for the six months ended September 30, 2015 decreased $54.7 million, or 34%, as compared to the same period in Fiscal 2015, which included a decrease of $41.4 million in net sales of multimedia learning platforms and a decrease of $12.9 million in net sales of learning toys. Our LeapPad line of tablets experienced decreased consumer demand as the overall market for children’s tablets continued to decline. In addition, net sales of our LeapReader learn-to-read system and toys decreased as sales fell in key markets and retailers ran tighter inventories. During the three and six months ended September 30, 2015, we recorded a $5.2 million and $7.0 million allowance, respectively, as part of increased trade discounts against net sales, associated with the recent LeapTV price reductions implemented to stimulate consumer demand. Net sales for the three and six months ended September 30, 2015 included a negative $2.3 million, or 2%, and a negative $3.7 million, or 2%, impact from changes in currency exchange rates, respectively.

Cost of sales for the three months ended September 30, 2015 decreased $15.6 million, or 20%, as compared to the same period in Fiscal 2015 driven by lower net sales resulting in a decrease of $13.6 million in product costs, a decrease of $0.9 million in freight costs, a decrease of $0.8 million in royalty costs, and a decrease of $0.6 million in depreciation costs resulting from the permanent impairment of our long-lived assets, which significantly reduced the carrying value our property and equipment. The decreases were offset by an increase of $1.9 million in inventory allowances. Cost of sales for the six months ended September 30, 2015 decreased $22.4 million, or 19%, as compared to the same period in Fiscal 2015 driven by lower net sales resulting in a decrease of $19.7 million in product costs, a decrease of $1.2 million in freight costs, a decrease of $1.3 million in royalty costs, and a decrease of $1.3 million in depreciation expenses. The decreases were offset by an increase of $1.5 million in inventory allowances.

Gross margin for the three months ended September 30, 2015 was 9.3%, a decrease of 23.3 percentage points as compared to the same period in Fiscal 2015. Of this difference, 14.6 percentage points was due to higher trade discounts as a percentage of net sales to support sell-through of higher than desired inventory levels at retail, 5.0 percentage points was due to changes in sales mix with proportionally higher sales of lower-margin toys, offset by lower sales of lower-margin tablets, 3.0 percentage points was due to higher inventory allowances, 1.1 percentage points was due to proportionally higher content amortization costs, and 1.1 percentage points was due to lower sales volume which increased the impact of fixed logistics costs. These negative impacts were offset by increases of 0.7 percentage points due to proportionally lower freight costs and 0.5 percentage points due to lower depreciation costs. Gross margin for the six months ended September 30, 2015 was 12.7%, a decrease of 15.8 percentage points as compared to the same period in Fiscal 2015. Of this difference, 7.7 percentage points was due to higher trade discounts as a percentage of net sales to support sell-through of higher than desired inventory levels at retail, 3.6 percentage points was due to changes in sales mix with proportionally higher sales of lower-margin toys, offset by lower sales of lower-margin tablets, 2.0 percentage points was due to proportionally higher content amortization costs, 1.8 percentage points was due to higher inventory allowances, and 1.5 percentage points was due to lower sales volume which increased the impact of fixed logistics costs. These negative impacts were offset by increases of 0.8 percentage points due to lower depreciation costs and 0.6 percentage points due to proportionally lower freight costs.

Operating expenses for the three months ended September 30, 2015 remained relatively flat as compared to the same period in Fiscal 2015, which included an increase of $1.9 million in research and development (“R&D”) expenses due to lower gross spending but with a lower capitalization rate, an increase of $1.7 million in non-R&D related consulting and professional fees, an accrual of $1.1 million for employee retention bonus expenses, and the non-cash long-lived assets impairment charge of $1.1 million recorded during the current year period against our property and equipment. Operating expenses for the same period in Fiscal 2015 included the reversal of an accrual for performance-based incentive compensation of $1.3 million. These increases were offset by a decrease of $2.3 million in expenses due to lower headcount, a decrease of $2.1 million in depreciation expenses resulting from the permanent impairment of our long-lived assets, which significantly reduced the carrying value our property and equipment, a decrease of $1.9 million in spending on cooperative advertising, and a decrease of $1.6 million in spending on in-store displays. Operating expenses for the six months ended September 30, 2015 remained relatively flat as compared to the same period in Fiscal 2015, which included the non-cash long-lived assets impairment charge of $3.9 million recorded during the current year period against our property and equipment, an accrual of $2.8 million for employee retention bonus expenses, an increase of $2.6 million in R&D expenses due to lower gross spending but with a lower capitalization rate, and an increase of $1.4 million in non-R&D related consulting and professional fees. Operating expenses for the same period in Fiscal 2015 included the reversal of an accrual for performance-based incentive compensation of $2.4 million. These increases were offset by a decrease of $4.4 million in depreciation expenses resulting from the permanent impairment of our long-lived assets, which significantly reduced the carrying value our property and equipment, a decrease of $4.0 million in expenses due to lower headcount, a decrease of $3.0 million in spending on cooperative advertising, and a decrease of $1.8 million in spending on in-store displays.

Loss from operations for the three and six months ended September 30, 2015 worsened by $30.9 million and $32.2 million, respectively, as compared to the same periods in Fiscal 2015 driven by a decrease in gross profit of $30.8 million and $32.4 million, respectively.

Basic and diluted net loss per share for the three and six months ended September 30, 2015 worsened by $0.45 and $0.61, as compared to the same periods in Fiscal 2015.

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

	Three Months Ended September 30,		% Change 2015 vs.		Six Months Ended September 30,		% Change 2015 vs.
	2015	2014	2014		2015	2014	2014
	(Dollars in millions)
SG&A expenses	$23.1	$20.3	14%		$45.0	$41.4	9%
As a percent of net sales	34%	18%	16	*	42%	26%	16	*

*	Percentage point change

SG&A expenses for the three months ended September 30, 2015 increased $2.8 million, or 14%, as compared to the same period in Fiscal 2015, which included an increase of $1.7 million due to higher consulting and professional fees and an accrual of $0.8 million for employee retention bonus expenses. SG&A expenses for the same period in Fiscal 2015 included the reversal of an accrual for performance-based incentive compensation of $0.8 million. These increases were offset by a decrease of $1.2 million in expenses due to lower headcount. SG&A expenses for the six months ended September 30, 2015 increased $3.6 million, or 9%, as compared to the same period in Fiscal 2015 which included an accrual of $2.1 million for employee retention bonus expenses and an increase of $1.4 million due to higher consulting and professional fees. SG&A expenses for the same period in Fiscal 2015 included the reversal of an accrual for performance-based incentive compensation of $1.5 million. These increases were offset by a decrease of $2.0 million in expenses due to lower headcount.

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

	Three Months Ended September 30,		% Change 2015 vs.		Six Months Ended September 30,		% Change 2015 vs.
	2015	2014	2014		2015	2014	2014
	(Dollars in millions)
R&D expenses	$8.8	$7.4	19%		$16.5	$15.0	10%
As a percent of net sales	13%	6%	7	*	16%	9%	7	*

*	Percentage point change

R&D expenses for the three months ended September 30, 2015 increased $1.4 million, or 19%, as compared to the same period in Fiscal 2015 which included an increase of $1.9 million due to lower gross spending but with a lower capitalization rate, and an accrual of $0.3 million for employee retention bonus expenses. R&D expenses for the same period in Fiscal 2015 included the reversal of an accrual for performance-based incentive compensation of $0.5 million. These increases were offset by a decrease of $1.1 million in expenses due to lower headcount. R&D expenses for the six months ended September 30, 2015 increased $1.5 million, or 10%, as compared to the same period in Fiscal 2015, which included an increase of $2.6 million due to lower gross spending but with a lower capitalization rate, and an accrual of $0.7 million for employee retention bonus expenses. R&D expenses for the same period in Fiscal 2015 included the reversal of an accrual for performance-based incentive compensation of $0.8 million. These increases were offset by a decrease of $1.9 million in expenses due to lower headcount.

Advertising Expense

Advertising expense consists of costs associated with marketing, advertising and promoting our products, including customer-related discounts and promotional allowances.

	Three Months Ended September 30,		% Change 2015 vs.		Six Months Ended September 30,		% Change 2015 vs.
	2015	2014	2014		2015	2014	2014
	(Dollars in millions)
Advertising expenses	$6.7	$9.7	(31)%		$8.1	$12.8	(36)%
As a percent of net sales	10%	9%	1	*	8%	8%	-	*

*	Percentage point change

Advertising expenses for the three months ended September 30, 2015 decreased $3.0 million, or 31%, as compared to the same period in Fiscal 2015, which included a decrease of $1.9 million in spending on cooperative advertising, and a decrease of $1.6 million in spending on in-store displays. Advertising expenses for the six months ended September 30, 2015 decreased $4.7 million, or 36%, as compared to the same period in Fiscal 2015, which included a decrease of $3.0 million in spending on cooperative advertising, and a decrease of $1.8 million in spending on in-store displays.

Impairment of Long-lived Assets

As of September 30, 2015, based on various qualitative factors, we determined that testing for recoverability of our long-lived assets was required. These factors included, among others, the continued underperformance of products and product lines newly introduced to the market, and the continued significant decline in trading value of our Class A common stock and the corresponding decline in our market capitalization. As a result, we performed a two-step impairment test for our long-lived assets. Based on the result of the test, we recorded permanent non-cash impairment charges of $1.1 million and $3.9 million for the three and six months ended September 30, 2015 in our U.S. segment, primarily for current period asset additions. These impairment charges, together with the long-lived assets impairment we recorded as of March 31, 2015, significantly reduced the carrying value of our property and equipment to $0.7 million as of September 30, 2015, which has resulted and will continue to result in decreases in associated depreciation expenses in future periods. We will continue to review the recoverability of our remaining long-lived assets on a quarterly basis, which may result in additional impairment charges in future periods. Refer to Note 6 – “ Impairment of Long-lived Assets” in our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on our impairment testing for our long-lived assets.

Depreciation and Amortization Expenses

	Three Months Ended September 30,		% Change 2015 vs.		Six Months Ended September 30,		% Change 2015 vs.
	2015	2014	2014		2015	2014	2014
	(Dollars in millions)
Depreciation and amortization	$0.6	$2.8	(77)%		$1.1	$5.6	(81)%
As a percent of net sales	1%	2%	(1)	*	1%	3%	(2)	*

*	Percentage point change

Depreciation and Amortization expenses for the three and six months ended September 30, 2015 decreased $2.2 million and 4.5 million, or 77% and 81%, respectively, as compared to the same period in Fiscal 2015 driven by the permanent impairment of long-lived assets charge we recorded as of March 31, 2015 and during the current year, which significantly reduced the carrying value of our property and equipment.

Income Taxes

Our provision for (benefit from) income taxes and effective tax rates were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Provision for (benefit from) income taxes	$0.2	$(1.0)	$-	$(10.6)
Loss before income taxes	(33.9)	(3.0)	(61.4)	(29.0)
Effective tax rate	(0.6)%	32.4%	0.1%	36.6%

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

We exclude jurisdictions with tax assets for which no benefit can be recognized from the computation of our effective tax rate. Accordingly, our domestic loss was excluded from the computation of our effective tax rates for the three and six months ended September 30, 2015, and our subsidiary in Mexico was excluded from the computation of our effective tax rates for the three and six months ended September 30, 2015 and 2014.

Our effective tax rate and income tax provision for the three months ended September 30, 2015 were primarily attributable to tax provisions related to our foreign operations. Our effective tax rate and income tax benefit for the six months ended September 30, 2015 were primarily attributable to discrete items including the recognition of previously unrecognized tax benefits, partially offset by tax provisions attributable to our foreign operations. Our effective tax rates and income tax benefits for the three and six months ended September 30, 2014 were primarily attributable to the recognition of tax benefits relating to our domestic operating losses during the period. During the three months ended September 30, 2015, we recognized $6.8 million of previously unrecognized domestic income tax benefits due to expiration of statute of limitation, which was neither recognized as a tax benefit nor affected the effective tax rate due to the full valuation allowance recorded against our domestic deferred tax assets. During the three months ended September 30, 2015, we did not recognize any previously unrecognized tax benefits related to its foreign operations. During the six months ended September 30, 2015, we recognized $0.2 million of certain previously unrecognized tax benefits due to the settlement of an income tax audit in one of our foreign jurisdictions, which was recognized as a tax benefit and affected the effective tax rate. During the three and six months ended September 30, 2014, we recognized $0.5 million of certain previously unrecognized tax benefits due to the expiration of the statute of limitations in one of its foreign jurisdictions, which was recognized as a tax benefit and affected the effective tax rate.

As of September 30, 2015, we maintained a full valuation allowance against our domestic deferred tax assets and a full valuation allowance against the deferred tax assets of our subsidiary in Mexico. As of September 30, 2015, we also evaluated the need for a valuation allowance against the deferred tax assets of our other foreign jurisdictions, and believe that the benefit of these deferred tax assets will be realized at the required more-likely-than-not level of certainty. Therefore, no valuation allowance has been established against such deferred tax assets as of September 30, 2015. We will continue to evaluate all evidence in all jurisdictions in future periods to determine if a change in valuation allowance against our deferred tax assets is warranted. Any changes to our valuation allowance will affect our effective tax rate, but will not affect the amount of cash paid for income taxes in the foreseeable future.

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

	Three Months Ended September 30,		% Change 2015 vs.		Six Months Ended September 30,		% Change 2015 vs.
	2015	2014	2014		2015	2014	2014
	(Dollars in millions)
Net sales	$45.4	$77.6	(41)%		$73.5	$108.3	(32)%
Cost of sales	46.0	52.9	(13)%		69.6	79.0	(12)%
Gross margin *	(1.4)%	31.8%	(33.2)	**	5.2%	27.0%	(21.8)	**
Operating expenses	35.9	33.5	7%		66.9	63.4	6%
Operating expenses as a percent of net sales	79%	43%	36	**	91%	59%	32	**
Loss from operations	$(36.5)	$(8.9)	(312)%		$(63.1)	$(34.2)	(85)%

*	Gross profit as a percentage of net sales
**	Percentage point change

Net sales for the three months ended September 30, 2015 decreased $32.2 million, or 41%, as compared to the same period in Fiscal 2015, which included a decrease of $24.5 million in net sales of multimedia learning platforms and a decrease of $7.0 million in net sales of learning toys. Net sales for the six months ended September 30, 2015 decreased $34.8 million, or 32%, as compared to the same period in Fiscal 2015, which included a decrease of $27.4 million in net sales of multimedia learning platforms and a decrease of $6.8 million in net sales of learning toys. Our LeapPad line of tablets experienced decreased consumer demand as the overall market for children’s tablets has continued to decline. In addition, net sales of our LeapReader learn-to-read system and toys decreased as retail point-of-sale fell and retailers ran tighter inventories. During the three and six months ended September 30, 2015, we recorded a $5.2 million and $7.0 million allowance, respectively, as part of increased trade discounts against net sales, associated with the recent LeapTV price reductions implemented to stimulate consumer demand.

Cost of sales for the three months ended September 30, 2015 decreased $6.9 million, or 13%, as compared to the same period in Fiscal 2015 driven by lower net sales resulting in a decrease of $6.3 million in product costs, a decrease of $0.8 million in freight costs, a decrease of $0.6 million in depreciation costs resulting from the permanent impairment of our long-lived assets, which significantly reduced the carrying value our property and equipment, and a decrease of $0.5 million in royalty costs. The decreases were offset by an increase of $2.4 million in inventory allowances. Cost of sales for the six months ended September 30, 2015 decreased $9.4 million, or 12%, as compared to the same period in Fiscal 2015 driven by lower net sales resulting in a decrease of $8.5 million in product costs, a decrease of $1.0 million in freight costs, a decrease of $1.3 million in depreciation expenses, and a decrease of $0.9 million in royalty costs. The decreases were offset by an increase of $1.9 million in inventory allowances.

Gross margin for the three months ended September 30, 2015 was (1.4)%, a decrease of 33.2 percentage points as compared to the same period in Fiscal 2015. Of this difference, 23.0 percentage points was due to higher trade discounts as a percentage of net sales to support sell-through of higher than desired inventory levels at retail, 5.8 percentage points was due to changes in sales mix with proportionally higher sales of lower-margin toys, offset by lower sales of lower-margin tablets, 4.5 percentage points was due to higher inventory allowances, 1.2 percentage points was due to proportionally higher content amortization costs, and 1.1 percentage points was due to lower sales volume which increased the impact of fixed logistics costs. These negative impacts were offset by increases of 0.9 percentage points due to proportionally lower freight costs and 0.8 percentage points due to lower depreciation costs. Gross margin for the six months ended September 30, 2015 was 5.2%, a decrease of 21.8 percentage points as compared to the same period in Fiscal 2015. Of this difference, 12.7 percentage points was due to higher trade discounts as a percentage of net sales to support sell-through of higher than desired inventory levels at retail, 4.3 percentage points was due to changes in sales mix with proportionally higher sales of lower-margin toys, offset by lower sales of lower-margin tablets, 2.6 percentage points was due to higher inventory allowances, 2.3 percentage points was due to proportionally higher content amortization costs, and 1.6 percentage points was due to lower sales volume which increased the impact of fixed logistics costs. These negative impacts were offset by increases of 1.1 percentage points due to lower depreciation costs and 0.8 percentage points due to proportionally lower freight costs.

Operating expenses for the three months ended September 30, 2015 increased $2.4 million, or 7%, as compared to the same period in Fiscal 2015, which included an increase of $1.9 million in R&D expenses due to lower gross spending but with a lower capitalization rate, an increase of 1.7 million in non-R&D related consulting and professional fees, an increase of $1.7 million in media advertising, the non-cash long-lived assets impairment charge of $1.1 million recorded during the current year period against our property and equipment, and an accrual of $1.0 million for employee retention bonus expenses. Operating expenses for the same period in Fiscal 2015 included the reversal of an accrual for performance-based incentive compensation of $1.1 million. These increases were offset by a decrease of $2.3 million in expenses due to lower headcount, a decrease of $2.1 million in depreciation expenses resulting from the permanent impairment of our long-lived assets, which significantly reduced the carrying value our property and equipment, and a decrease of $1.5 million in spending on in-store displays. Operating expenses for the six months ended September 30, 2015 increased $3.5 million, or 6%, as compared to the same period in Fiscal 2015, which included the non-cash long-lived assets impairment charge of $3.9 million recorded during the current year period against our property and equipment, an increase of $2.6 million in R&D expenses due to lower gross spending but with a lower capitalization rate, an accrual of $2.5 million for employee retention bonus expenses, an increase of $1.7 million in media advertising, and an increase of $1.4 million in non-R&D related consulting and professional fees. Operating expenses for the same period in Fiscal 2015 included the reversal of an accrual for performance-based incentive compensation of $2.1 million. These increases were offset by a decrease of $4.3 million in depreciation expenses resulting from the permanent impairment of our long-lived assets, which significantly reduced the carrying value our property and equipment, a decrease of $3.8 million in expenses due to lower headcount, a decrease of $1.7 million in spending on in-store displays, and a decrease of $1.3 million in spending on cooperative advertising.

Loss from operations for the three and six months ended September 30, 2015 worsened by $27.7 million and $29.0 million, respectively, as compared to the same periods in Fiscal 2015 driven by a decrease in gross profit of $25.3 million and $25.5 million, respectively, and an increase in operating expenses of $2.4 million and $3.5 million, respectively.

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

	Three Months Ended September 30,		% Change 2015 vs.		Six Months Ended September 30,		% Change 2015 vs.
	2015	2014	2014		2015	2014	2014
	(Dollars in millions)
Net sales	$21.8	$36.1	(39)%		$32.5	$52.4	(38)%
Cost of sales	15.0	23.7	(37)%		22.8	35.8	(36)%
Gross margin *	31.5%	34.3%	(2.8)	**	29.8%	31.7%	(1.9)	**
Operating expenses	4.4	6.7	(34)%		7.6	11.3	(32)%
Operating expenses as a percent of net sales	20%	18%	2	**	24%	22%	2	**
Income from operations	$2.5	$5.7	(56)%		$2.0	$5.3	(62)%

*	Gross profit as a percentage of net sales
**	Percentage point change

Net sales for the three months ended September 30, 2015 decreased $14.2 million, or 39%, as compared to the same period in Fiscal 2015, which included a decrease of $9.5 million in net sales of multimedia learning platforms and a decrease of $5.4 million in net sales of learning toys. Net sales for the six months ended September 30, 2015 decreased $19.9 million, or 38%, as compared to the same period in Fiscal 2015, which included a decrease of $14.0 million in net sales of multimedia learning platforms and a decrease of $6.1 million in net sales of learning toys. Our LeapPad line of tablets experienced decreased consumer demand as the overall market for children’s tablets has continued to decline. In addition, net sales our LeapReader learn-to-read system and toys decreased as sales fell in key markets, sales continued to be impacted by retail store closures in Canada, and retailers ran tighter inventories Net sales for the three and six months ended September 30, 2015 included a negative $2.3 million, or 7%, and a negative $3.7 million, or 7%, impact from changes in currency exchange rates, respectively.

Cost of sales for the three months ended September 30, 2015 decreased $8.7 million, or 37%, as compared to the same period in Fiscal 2015 driven by lower net sales resulting in a decrease of $7.4 million in product costs, a decrease of $0.5 million in inventory allowances, and a decrease of $0.3 million in royalty costs. Cost of sales for the six months ended September 30, 2015 decreased $13.0 million, or 36%, as compared to the same period in Fiscal 2015 driven by lower net sales resulting in a decrease of $11.2 million in product costs, a decrease of $0.4 million in royalty costs, and a decrease of $0.4 million in inventory allowances.

Gross margin for the three months ended September 30, 2015 was 31.5%, a decrease of 2.8 percentage points as compared to the same period in Fiscal 2015. Of this difference, 4.3 percentage points was due to changes in sales mix with proportionally higher sales of lower-margin toys, offset by lower sales of lower-margin tablets, 1.0 percentage points was due to lower sales volume which increased the impact of fixed logistics costs, and 0.7 percentage points was due to proportionally higher royalty costs. These negative impacts were offset by increases of 2.0 percentage points due to lower trade discounts as a percentage of net sales and 1.1 percentage points due to lower inventory allowances. Gross margin for the six months ended September 30, 2015 was 29.8%, a decrease of 1.9 percentage points as compared to the same period in Fiscal 2015. Of this difference, 2.0 percentage points was due to changes in sales mix with proportionally higher sales of lower-margin toys, offset by lower sales of lower-margin tablets, 1.2 percentage points was due to lower sales volume which increased the impact of fixed logistics costs, and 0.7 percentage points was due to proportionally higher royalty costs. These negative impacts were offset by increases of 1.4 percentage points due to lower trade discounts as a percentage of net sales and 0.9 percentage points due to lower inventory allowances.

Operating expenses for the three months ended September 30, 2015 decreased $2.3 million, or 34%, as compared to the same period in Fiscal 2015, which included a decrease of $1.6 million in spending on cooperative advertising, and a decrease of $0.8 million in media advertising. Operating expenses for the six months ended September 30, 2015 decreased $3.7 million, or 32%, as compared to the same period in Fiscal 2015, which included a decrease of $1.7 million in spending on cooperative advertising, and a decrease of $0.8 million in media advertising.

Income from operations for the three and six months ended September 30, 2015 worsened by $3.2 million and $3.3 million, respectively, as compared to the same periods in Fiscal 2015 driven by a decrease in gross profit of $5.5 million and $6.9 million, respectively, offset by a decrease in operating expenses of $2.3 million and $3.7 million, respectively.

Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents totaled $52.6 million and $111.3 million at September 30, 2015 and 2014, respectively. The decrease was primarily due to a decrease in net cash generated by operating activities as a result of reduced operating results as well as significant capital expenditures during the past several quarters. In line with our investment policy, as of September 30, 2015, all cash equivalents were invested in high-grade short-term money market funds and certificates of deposits with maturities of less than three months. Included in the certificates of deposit as of September 30, 2015, was $20.0 million of collateral under our asset-based revolving credit facility arrangement (the “revolving credit facility”).

Cash and cash equivalents held by our foreign subsidiaries totaled $11.8 million and $17.9 million as of September 30, 2015 and 2014, respectively. As of September 30, 2015, we do not consider the undistributed earnings of our foreign subsidiaries as permanently reinvested outside the U.S. Consequently, we maintained a deferred tax liability of $3.4 million for U.S. income tax, which was offset by our domestic net operating losses and therefore did not impact our effective tax rate due to the full valuation allowance established against our domestic deferred tax assets. In addition, we maintained a deferred tax liability of $0.5 million for non-U.S withholding tax associated with the future repatriation of earnings from our foreign subsidiaries.

A change in business strategy for distributing product into Mexico will ultimately result in the liquidation of our subsidiary in Mexico as we outsource distribution to a third party. During the three months ended June 30, 2015, we repatriated approximately $3.8 million cash from our Mexico subsidiary to the U.S., and at the end of the liquidation process, we intend to repatriate any remaining residual cash to the U.S. We believe these cash repatriations are considered return of capital and not a repatriation of earnings and therefore will not result in a U.S. tax liability. Accordingly we have not recorded a tax provision for such return of capital. As of September 30, 2015, we do not consider our Mexico subsidiary as substantially liquidated. Upon its future complete or substantially complete liquidation, we are required to release any cumulative translation adjustment related to our Mexico subsidiary into our consolidated statement of operations. As of September 30, 2015, the balance of such cumulative currency translation adjustment was a negative $2.6 million in “Accumulated Other Comprehensive Income (Loss)” on the consolidated balance sheet, which would result in a negative impact to our results of operations if it were to be released.

Our revolving credit facility has a potential borrowing availability of $75.0 million for the months of September through December and $50.0 million for the remaining months. The borrowing availability varies according to the levels of our accounts receivable and cash and investment securities deposited in secured accounts with the lenders. Borrowing availability under this revolving credit facility was $49.7 million as of September 30, 2015. As of September 30, 2015, we had two stand-by-letters of credit totaling approximately $0.2 million issued under our revolving credit facility as credit support for potential future payment obligations. There were no borrowings outstanding on our revolving credit facility as of September 30, 2015. On October 19, 2015, we drew down $10.0 million on the revolving credit facility at an annual interest rate of 1.97%. The proceeds will be used to fund seasonal working capital needs.

Capital expenditures were $11.7 million for the six months ended September 30, 2015 and $23.2 million for the same period in Fiscal 2015. Future capital expenditures are primarily planned for new product development. We expect that capital expenditures for the fiscal year ending March 31, 2016, including those for capitalized content costs will be funded with working capital on hand and availability under our revolving credit facility. We expect capital expenditures for the year ending March 31, 2016, including those capitalized content costs, to be in the range of $20.0 million to $25.0 million.

We believe that cash on hand, recent and planned reductions in operating expenses, amounts available under our revolving credit facility and measures we can take to manage operating cash flows, such as changing vendor terms and accelerating collection of accounts receivable balances, will provide adequate funds for our working capital needs and planned capital expenditures over the next twelve months. Our ability over this period to fund our working capital needs and planned capital expenditures, as well as our ability to comply with all of the financial covenants of our revolving credit facility, depend on our future operating performance and cash flows.

The adequacy of our liquidity to fund our working capital needs and capital expenditures over the longer term will depend upon the magnitude of operating expense reductions we are able to achieve, the effectiveness of measures we adopt to manage our cash flows, the continued availability of a revolving credit facility to assist us in addressing the seasonality of our business, and our ability to improve our operating performance.

Cash Sources and Uses

The table below shows our sources and uses of cash for the six months ended September 30, 2015 as compared to the same period in Fiscal 2015:

	Six Months Ended September 30,		% Change 2015 vs.
	2015	2014	2014
	(Dollars in millions)
Net cash provided by (used in):
Operating activities	$(62.3)	$(99.7)	37%
Investing activities	(11.7)	(23.2)	49%
Financing activities	(0.2)	0.6	128%
Effect of exchange rate changes on cash	(0.3)	1.6	(120)%
Net change in cash and cash equivalents	$(74.6)	$(120.6)	38%

Net cash used in operations for the six months ended September 30, 2015 decreased $37.4 million as compared to the same period in Fiscal 2015 primarily due to less inventory purchase offset by increased net loss related to operating activities.

Net cash used in investing activities for the six months ended September 30, 2015 decreased $11.5 million as compared to the same period in Fiscal 2015 primarily due to lower investments to upgrade our internal business systems.

Seasonal Patterns of Cash Provided By or Used in Operations

Historically, our cash flow from operations has been highest in the quarter ending March 31 of each year when we collect a majority of our accounts receivable booked in the quarter ending December 31 of the year. In 2013 and 2014, an increase in earlier sales to retailers during the quarters ended September 30 and December 31 and credit card-based sales through our App Center in the quarter ended December 31 resulted in higher cash flow from operations in the quarter ended December 31 than in the quarter ended March 31, a deviation from our historical norm. Cash flow used in operations tends to be highest in the quarter ending September 30, as collections from prior accounts receivable taper off and we invest heavily in inventory in preparation for the holiday season. Historically, cash flow generally turns positive again in the quarter ending December 31 as we begin to collect on the accounts receivable associated with the holiday season. However, this pattern did not continue for Fiscal 2015 due to later launches of new products as well as the deterioration of our overall financial performance in Fiscal 2015 as compared to previous years. Due to the significant reduction in cash generated from operations and increase in inventory levels during the December quarter in Fiscal 2015, we used more cash in operations than was provided. These factors also reduced our cash provided by operations in the quarter ended March 31, 2015 as compared to previous years. These seasonal patterns may vary depending upon general economic conditions and other factors.

Contractual Obligations and Commitments

We have had no material changes outside the ordinary course of our business in our contractual obligations during the six months ended September 30, 2015. As of September 30, 2015, we had commitments to purchase inventory under normal supply arrangements totaling approximately $24.8 million. In addition, as of September 30, 2015, we had two stand-by-letters of credit totaling approximately $0.2 million issued under our revolving credit facility as credit support for potential future payment obligations, which were off-balance sheet arrangements.

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

We have made no material changes to any of the critical accounting policies discussed in our 2015 Form 10-K through September 30, 2015.

Recently Issued Accounting Guidance Not Yet Adopted

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires that inventory be measured at the lower of cost and net realizable value. ASU 2015-11 will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, i.e. the first quarter of our fiscal year 2018. The guidance should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We do not expect a material impact on our consolidated financial statement upon the adoption of this guidance.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. This guidance will be effective for annual period ending after December 15, 2016, i.e. our fiscal year ending March 31, 2017, and for annual and interim periods thereafter. Early adoption is permitted. We do not expect a material impact on our consolidated financial statements upon the adoption of this guidance.

In May 2014, the FASB issued ASU 2014-09, Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40). This guidance outlines a single comprehensive model for accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. This guidance can be adopted either retrospectively to each prior reporting period presented, or retrospectively with a cumulative-effect adjustment recognized as of the date of adoption. The original effective date of this guidance for public entities was for annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), to defer the effective date of this guidance by one year, to the annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, i.e. the first quarter of our fiscal year 2019. A reporting entity may choose to early adopt the guidance as of the original effective date. We do not anticipate an early adoption, and are currently evaluating the impact on our consolidated financial statements upon the adoption of this guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in Item 7A of our 2015 Form 10-K have not changed materially for our quarter ended September 30, 2015.

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

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements, but the program, when properly executed, may not always eliminate our exposure to movements of currency exchange rates. The results of our hedging program for the three and six months ended September 30, 2015 and 2014 are summarized in the table below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
	(Dollars In thousands)		(Dollars In thousands)
Gain (loss) on foreign exchange forward contracts	$73	$1,679	$(105)	$1,662
Gain (loss) on underlying transactions denominated in foreign currency	126	(1,619)	(72)	(1,828)
Net gains (losses)	$199	$60	$(177)	$(166)

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts outstanding as of September 30, 2015 is as follows:

	As of September 30, 2015
	Average Forward Exchange Rate	Notional Amount in Local Currency	Fair Value of Instruments in USD
		(1)	(2)
Currencies:
British Pound (GBP/USD)	1.516	3,557	$(2)
Euro (Euro/USD)	1.112	4,456	(22)
Total fair value of instruments in USD			$(24)

(1)	In thousands of local currency
(2)	In thousands of USD

Cash equivalents are presented at fair value on our consolidated balance sheet. We invest our excess cash in accordance with our investment policy. As of September 30, 2015 and 2014, and March 31, 2015, our excess cash was invested in money market funds and certificates of deposit.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

Changes in Internal Control over Financial Reporting

In July 2015, we completed a version upgrade to our enterprise resource planning (“ERP”) system for both the accounting and financial reporting modules. During the implementation period, we have reassessed and updated, as necessary, the design and documentation of internal controls processes and procedures relating to the upgraded system as appropriate and necessary to supplement and complement existing internal controls over financial reporting. Based on management’s assessment of the upgrade, it appears that the upgrade did not adversely impact our internal controls over financial reporting. We will continue to enhance our ERP system through the remainder of Fiscal 2016 and beyond, as necessary.

Except for the item discussed above, there were no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to information under the heading “Legal Proceedings” in Note 10 — “Commitments and Contingencies” in our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

The preferences and interests of children and families evolve quickly, can change drastically from year to year and are difficult to predict. Even our successful products typically have a relatively short period of high demand followed by a decrease in demand as the product matures. We depend on our ability to correctly identify changing consumer sentiments well in advance and supply new products that respond to such changes on a timely basis. We also rely on our ability to identify third-party entertainment media that is likely to be popular with consumers and license rights to such media to incorporate into our products. In addition, we need to be able to accurately forecast sales of these products in order to optimize our production schedules and manage our inventory. Since our products typically have a long development cycle, in some cases lasting over a year, it can be difficult to correctly predict changing consumer preferences and accurately forecast optimal production and sales targets for these products. If we are unable to correctly predict consumer preferences, successfully integrate popular third-party media with our own or accurately forecast sales targets for our products, our current and future operating results could be materially and negatively impacted. For example, net sales of our both our LeapPad and LeapTV platforms in Fiscal 2015 were below our expectations, resulting in higher than anticipated inventory levels of the products at fiscal year-end and substantial operating losses, results that significantly underperformed our expectations.

To remain competitive and stimulate consumer demand, we must continue to develop new products and services and successfully manage frequent product introductions and transitions.

Due to the highly volatile and competitive nature of the industries in which we compete, we must continually introduce new products and services, enhance existing products and services, and effectively stimulate customer demand for new and upgraded products. We cannot be sure that any new products or services will be widely accepted and purchased by consumers or that we will be able to successfully manage product introductions and transitions. Failure by consumers to accept our new products and services or to pay a higher price for some of our key products, or our failure to manage product introductions and transitions, could adversely affect our operating results. For example, consumer demand and acceptance of our LeapTV platform in Fiscal 2015 was below our expectations, resulting in higher than anticipated inventory levels of the product at year end and contributing to our worse than anticipated financial results.

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

Our top four retailers, Wal-Mart Stores, Inc. (“Wal-Mart”), Toys “R” Us, Inc. (“Toys “R” Us”), Target Corporation (“Target”) and Amazon.com (“Amazon”), in the aggregate, accounted for approximately 69% and 60% of our consolidated gross sales for the six months ended September 30, 2015 and 2014, respectively. These top four retailers, in the aggregate, accounted for approximately 88% and 76% of the U.S. segment’s gross sales for the six months ended September 30, 2015 and 2014, respectively. In addition, these top four retailers, in the aggregate, accounted for approximately 25% and 28% of the International segment’s gross sales for the six months ended September 30, 2015 and 2014, respectively. For the foreseeable future, we expect to continue to rely on a small number of large retailers for the majority of our sales domestically and abroad.

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

We anticipate that we will fund our operations through the collection of accounts receivable and borrowings under our line of credit. Depending on our operating results for the December quarter, we may need to make further adjustments in our operations in order to maintain sufficient liquidity at the low point in our annual cash cycle. In addition, if we continue to incur operating losses over an extended period of time, our cash plus borrowing availability under our line of credit may be insufficient to fund our operations at current levels. Our line of credit has numerous financial tests and covenants that affect the amount we can borrow, and includes various events of default that could impair our ability to access credit under the credit line. Any impairment of our ability to access, or extend the term of, our credit line could increase our cost of capital or limit our ability to secure capital needed to fund our operations and could materially impact our financial results and operations.

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

Our success depends on our ability to attract and retain highly skilled personnel in key functions, including senior management. We compete with many other potential employers in recruiting, hiring and retaining skilled officers and other key employees. We implemented reductions in our workforce in February and October of 2015 to align our employee base and cost structure with our current and anticipated revenues and we have recently experienced greater turnover in our employee base. These reductions and turnover will result in reallocations of duties and may increase uncertainty and discontent among our employees, resulting in unintended attrition or performance issues. High levels of turnover may also impact our ability to execute against our business initiatives and make it more difficult for us to attract and recruit highly skilled employees. There is no guarantee that we will be able to recruit, hire or retain the senior management, officers and other employees we need to succeed and the reductions in force could make it more difficult to do so.

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

Our long-lived assets are tested for impairment if indicators of impairment exist. If impairment testing shows that the carrying value of our long-lived assets exceeds their estimated fair values, we would be required to record a non-cash impairment charge, which would decrease the carrying value of our long-lived assets, and adversely affect our results of operations. For example, for the fiscal year ended March 31, 2015 and six months ended September 30, 2015, respectively, we recorded a $36.5 million and $3.9 million long-lived assets impairment charge against our property and equipment. We will continue to review the recoverability of our remaining long-lived assets on a quarterly basis, which may result in additional impairment charges in future periods. Our deferred tax assets include net operating loss and tax credit carryforwards that can be used to offset taxable income and reduce income taxes payable in future periods. Each quarter, we determine the probability of realizing the benefits of our deferred tax assets. If we determine that there is not sufficient anticipated future taxable income to realize the benefits of these assets, an additional valuation allowance would be required to reduce the value of our deferred tax assets. Such a reduction could result in additional non-cash expense in the period in which the valuation allowance is adjusted and our results of operations would be adversely affected. For example, for the year ended March 31, 2015, we recorded a $90.8 million income tax provision as a result of establishing an additional valuation allowance against our domestic deferred tax assets. We will continue to perform these tests and any future adjustments may have a material adverse effect on our financial condition and results of operations.

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

We derived approximately 31% and 33% of our net sales from markets outside the U.S. during the six months ended September 30, 2015 and 2014, respectively.

Our business is subject to additional risks associated with conducting business internationally, including:

•	the appeal of our products in international markets;

•	difficulties managing and maintaining relationships with vendors, customers, retailers, distributors and other commercial partners;

•	increased investment and operational complexity to make our multimedia platforms and App Center compatible with the systems in various countries and compliant with local laws;

•	greater difficulty in staffing and managing foreign operations;

•	transportation delays and interruptions, including cross-border delays due to customs clearance and other point-of-entry restrictions;

•	timely localization of products and content;

•	currency conversion risks and currency fluctuations; and

•	limitations, including taxes, on the repatriation of earnings

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

As of September 30, 2015, Michael Milken and Lowell Milken together owned, directly and indirectly, approximately 3.6 million shares of our Class B common stock and Sandra Milken beneficially owned 0.8 million shares of our Class B common stock. Together, these three stockholders represented approximately 39.8% of the combined voting power of our Class A common stock and Class B common stock as of September 30, 2015. As a result, Messrs. Michael and Lowell Milken, and Ms. Milken, if voting together would have significant influence on stockholder vote outcomes, including with respect to:

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

Failure to regain compliance with New York Stock Exchange (“NYSE”) listing requirements could cause the NYSE to delist our stock, which is likely to have an adverse impact on the trading volume, liquidity and the market price of our stock.

Our Class A common stock is currently listed on the New York Stock Exchange (“NYSE”). In order to maintain this listing we must comply with the continued listing standards set forth in Section 802.01 of the NYSE Listed Company Manual, which require that we maintain a certain stock price in addition to certain other financial and share distribution targets.

On September 4, 2015, we received a written notice from the NYSE stating that we were not in compliance with one of the continued listing standards based on the average closing price of our Class A common stock being less than $1.00 per share over a period of 30 consecutive trading days. In accordance with NYSE rules, we have six months from the date of receipt of such notice to achieve compliance with this continued listing standard. We can regain compliance with the minimum per share average closing price standard at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period, we have (i) a closing ordinary share price of at least $1.00 and (ii) an average closing ordinary share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. While we cannot give assurances that we will be able to timely regain compliance with this standard, we responded to the NYSE on September 10, 2015 that we intend to cure this non-compliance. If we determine to remedy the non-compliance by taking action that will require shareholder approval, such as a reverse share split, we must notify the NYSE no later than expiration of the six month cure period, or March 4, 2016 that we intend to implement such action.

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

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-86898	3.03	7/22/2002

3.02	Amended and Restated Bylaws	8-K	001-31396	3.01	11/20/2012

4.01	Form of Specimen Class A Common Stock Certificate	10-Q	001-31396	4.01	11/3/2011

4.02	Fourth Amended and Restated Stockholders Agreement, dated as of May 30, 2003, by and among LeapFrog Enterprises, Inc. and the other persons named therein	10-Q	001-31396	4.02	8/12/2003

10.01	Letter Agreement by and between LeapFrog Enterprises, Inc. and Anoto AB, among other parties, dated August 20, 2015, extending the term of the Technology License Agreement by and between LeapFrog Enterprises, Inc. and Anoto AB					X

10.02	Amendment to Offer Letter between LeapFrog Enterprises, Inc. and Raymond L. Arthur, dated August 5, 2015					X

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc.
(Registrant)

/s/ John Barbour
John Barbour
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2015

/s/ Raymond L. Arthur
Raymond L. Arthur
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 9, 2015

