Form 10-Q
period 2015-12-31
LEAPFROG ENTERPRISES INC
filed 2016-02-09
CIK 1138951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Yes     ☐     No  ☒

As of February 5, 2016, 66,589,763 shares of Class A common stock, par value $0.0001 per share, and 4,394,354 shares of Class B common stock, par value $0.0001 per share, of the registrant were outstanding.

LEAPFROG ENTERPRISES, INC.

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEAPFROG ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	December 31,		March 31,
	2015	2014	2015
ASSETS
Current assets:
Cash and cash equivalents	$52,846	$94,020	$127,176
Accounts receivable, net of allowances for doubtful accounts of $1,492, $818 and $854, respectively	63,200	100,810	19,618
Inventories	38,526	77,796	71,927
Prepaid expenses and other current assets	8,837	10,449	10,012
Deferred income taxes	450	661	553
Total current assets	163,859	283,736	229,286
Deferred income taxes	683	1,498	1,792
Property and equipment, net	429	38,191	1,676
Capitalized content costs, net	17,470	23,191	22,510
Other intangible assets, net	2,326	3,836	3,453
Other assets	700	1,337	1,475
Total assets	$185,467	$351,789	$260,192

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,412	$23,440	$16,578
Accrued liabilities	28,897	32,137	21,582
Deferred revenue	11,631	12,526	11,921
Short-term borrowings	20,000	-	-
Deferred income taxes	530	1,290	1,630
Income taxes payable	269	431	267
Total current liabilities	77,739	69,824	51,978
Long-term deferred income taxes	452	-	323
Other long-term liabilities	823	198	1,365
Total liabilities	79,014	70,022	53,666
Commitments and contingencies
Stockholders' equity:
Class A Common Stock, par value $0.0001; Authorized - 139,500 shares; Outstanding: 66,590 65,803 and 66,084, respectively	7	7	7
Class B Common Stock, par value $0.0001; Authorized - 40,500 shares; Outstanding: 4,394 4,394 and 4,394, respectively	-	-	-
Treasury stock	(185)	(185)	(185)
Additional paid-in capital	441,860	431,806	434,728
Accumulated other comprehensive loss	(7,039)	(3,453)	(5,450)
Accumulated deficit	(328,190)	(146,408)	(222,574)
Total stockholders’ equity	106,453	281,767	206,526
Total liabilities and stockholders’ equity	$185,467	$351,789	$260,192

See accompanying notes to consolidated financial statements

 LEAPFROG ENTERPRISES, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

Net sales	$83,093	$144,598	$189,013	$305,220
Cost of sales	75,685	99,464	168,115	214,243
Gross profit	7,408	45,134	20,898	90,977

Operating expenses:
Selling, general and administrative	21,878	23,338	66,831	64,703
Research and development	9,912	8,993	26,450	23,967
Advertising	17,298	26,773	25,409	39,531
Goodwill impairment	-	19,549	-	19,549
Impairment of long-lived assets	1,086	-	4,970	-
Depreciation and amortization	318	2,971	1,404	8,571
Total operating expenses	50,492	81,624	125,064	156,321
Loss from operations	(43,084)	(36,490)	(104,166)	(65,344)

Other income (expense):
Interest income	11	10	74	71
Interest expense	(67)	(16)	(69)	(16)
Other, net	(237)	(516)	(654)	(746)
Total other income (expense), net	(293)	(522)	(649)	(691)
Loss before income taxes	(43,377)	(37,012)	(104,815)	(66,035)
Provision for income taxes	848	87,200	801	76,571
Net loss	$(44,225)	$(124,212)	$(105,616)	$(142,606)

Net loss per share:
Class A and B - basic and diluted	$(0.62)	$(1.77)	$(1.49)	$(2.04)

Weighted-average shares used to calculate net loss per share:

Class A and B - basic and diluted	70,967	70,169	70,810	69,997

See accompanying notes to consolidated financial statements

4

 LEAPFROG ENTERPRISES, INC.
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (In thousands)
 (Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net loss	$(44,225)	$(124,212)	$(105,616)	$(142,606)
Other comprehensive loss
Currency translation adjustments	(1,095)	(2,202)	(1,589)	(2,875)
Comprehensive loss	$(45,320)	$(126,414)	$(107,205)	$(145,481)

See accompanying notes to consolidated financial statements

LEAPFROG ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2015	2014
Operating activities:
Net loss	$(105,616)	$(142,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,133	19,869
Goodwill impairment	-	19,549
Impairment of long-lived assets	4,970	-
Deferred income taxes	198	75,531
Stock-based compensation expense	7,325	8,676
Allowance for doubtful accounts	659	954
Other changes in operating assets and liabilities:
Accounts receivable, net	(44,860)	(73,546)
Inventories	33,331	(27,804)
Prepaid expenses and other current assets	1,146	(520)
Other assets	770	129
Accounts payable	725	6,942
Accrued liabilities	8,302	9,182
Deferred revenue	(225)	(134)
Other long-term liabilities	742	(910)
Income taxes payable	-	(220)
Net cash used in operating activities	(79,400)	(104,908)
Investing activities:
Purchases of property and equipment and other intangible assets	(6,158)	(21,085)
Capitalization of content and website development costs	(7,398)	(13,069)
Net cash used in investing activities	(13,556)	(34,154)
Financing activities:
Proceeds from stock option exercises and employee stock purchase plan	146	1,512
Cash paid for payroll taxes on restricted stock unit releases	(325)	(940)
Repurchase of common shares	-	(38)
Excess tax benefits from stock-based compensation	-	11
Borrowing on line of credit	20,000	-
Net cash provided by financing activities	19,821	545
Effect of exchange rate changes on cash	(1,195)	549
Net change in cash and cash equivalents	(74,330)	(137,968)
Cash and cash equivalents, beginning of period	127,176	231,988
Cash and cash equivalents, end of period	$52,846	$94,020

Non-cash investing and financing activities:
Net change in accounts payable and accrued liabilities related to capital expenditures	$(2,863)	$(2,676)

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

Due to the seasonality of the Company’s business, the results of operations for interim periods are not necessarily indicative of the operating results for a full year. During the third fiscal quarter, the Company continued to face an uncertain business environment and a number of fundamental challenges in its business, including a continued decline in overall tablet sales and related content, aggressive price competition and loss of shelf space at retail.  Sales of the Company’s LeapTV products and associated content did not improve in the third quarter to the extent the Company hoped, despite promotional efforts, including price reductions, intended to stimulate consumer demand.  In addition, declines in the overall tablet market overshadowed improvements in certain product lines such as the Company’s new Epic tablet.  The Company does not believe that these challenging conditions will improve materially in the next two quarters.  The Company continued to take steps to reduce costs through such measures as reducing the size of its workforce and deferring the development of certain new products.  However, the Company believes that available approaches to improving its liquidity, such as making changes to vendor terms and accelerating the collection of receivables, may be unlikely to compensate for the liquidity impact of its worse than anticipated performance during the third quarter.  The Company currently believes that liquidity available to fund its operations during the first two quarters of fiscal 2017, when its use of cash increases as it builds inventories and experiences seasonal declines in revenue, may be insufficient to permit it to continue normal operations, and there is substantial doubt about the Company’s ability to continue as a going concern.

 In addition to steps taken to change its business structure and operations, the Company has been working with a financial advisor to assist it in exploring strategic alternatives, including a potential sale or raising additional capital.  On February 5, 2016, the Company entered into an Agreement and Plan of Merger with VTech Holdings, Ltd. and Bonita Merger Sub., L.L.C. (the “Merger”). For further information concerning the Agreement and Plan of Merger, see note 11 and information contained in our Form 8-K filed with the SEC on February 5, 2016, including exhibits thereto. If the transaction described in the Agreement and Plan of Merger or another transaction providing the Company with substantial liquidity is not completed, the Company will likely face significant difficulties in generating sufficient liquidity to continue normal operations over the first two quarters of Fiscal 2017.

The adequacy of our liquidity to fund our working capital needs and capital expenditures over the long term should the Merger (or another transaction) fail to close will depend upon the magnitude of operating expense reductions we are able to achieve, the effectiveness of measures we adopt to manage our cash flows, our ability to access credit to assist us in addressing the seasonality of our business and our ability to improve our operating performance.

Accumulated other comprehensive loss consists solely of currency translation adjustments.

2.	Fair Value of Financial Instruments and Investments

Fair value is defined by authoritative guidance as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

•	Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. As of December 31, 2015 and 2014, and March 31, 2015, the Company’s Level 1 assets consisted of money market funds and certificates of deposit with original maturities of three months or less. These assets were considered highly liquid and are stated at cost, which approximates market value.

•	Level 2 includes financial instruments for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument. Such inputs could be quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transactions (less-active markets), or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data, including market interest rate curves, referenced credit spreads and prepayment rates.

As of December 31, 2015 and 2014, and March 31, 2015, the Company’s Level 2 assets and liabilities consisted of outstanding foreign exchange forward contracts used to hedge its exposure to certain of its major foreign currencies, including the British Pound, Canadian Dollar and Euro. The Company’s outstanding foreign exchange forward contracts, all with maturities of approximately one month, had notional values of $2,507, $37,927 and $4,760 at December 31, 2015 and 2014, and March 31, 2015, respectively. The fair market values of these instruments, based on quoted prices, were $10, $69 and $22 on a net basis at December 31, 2015 and 2014, and March 31, 2015, respectively, and recorded in prepaid expenses and other current assets.

•	Level 3 includes financial instruments for which fair value is derived from valuation techniques, including pricing models and discounted cash flow models, in which one or more significant inputs, including the Company’s own assumptions, are unobservable. The Company did not hold any Level 3 assets for any period presented.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, and March 31, 2015:

	Estimated Fair Value Measurements
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015:
Financial Assets:
Money market funds and certificate of deposit	$19,484	$19,484	$-	$-
Collateral certificates of deposit *	10,000	10,000	-	-
Forward currency contracts	10	-	10	-
Total financial assets	$29,494	$29,484	$10	$-
December 31, 2014:
Financial Assets:
Money market funds and certificate of deposit	$48	$48	$-	$-
Forward currency contracts	69	-	69	-
Total financial assets	$117	$48	$69	$-
March 31, 2015:
Financial Assets:
Money market funds and certificate of deposit	$62,810	$62,810	$-	$-
Collateral certificates of deposit *	20,000	20,000	-	-
Forward currency contracts	22	-	22	-
Total financial assets	$82,832	$82,810	$22	$-

*	These certificates of deposit were collateral under the Company's asset-based revolving credit facility arrangement.

3.	Inventories

The Company’s inventories, stated on a first-in, first-out basis at the lower of cost or market, were as follows as of December 31, 2015 and 2014, and March 31, 2015:

	December 31,		March 31,
	2015	2014	2015
Raw materials	$2,149	$3,782	$3,120
Finished goods	36,377	74,014	68,807
Total	$38,526	$77,796	$71,927

Inventories are stated at the lower of cost or net realizable value (“NRV”). Inventories are initially recorded at cost. On a quarterly basis, the Company reviews its inventories that may be stated above NRV and reviews its estimate of the allowance for slow-moving, excess and obsolete inventories (“E&O reserves”). The Company’s E&O reserve estimate is based on management’s review of on-hand inventories compared to their estimated future usage, product demand forecast (including consideration of retail inventory levels, sales and promotions, among other factors), anticipated product selling prices, the expected product lifecycle, and products planned for discontinuation. When considered necessary, the Company makes adjustments to reduce inventory to its NRV with corresponding increases to cost of sales in its consolidated statement of operations. As of December 31, 2015 and 2014, and March 31, 2015, the Company had E&O reserves of $18,266, $6,751 and $4,157, respectively. The E&O reserves’ impact to the Company’s cost of sales was $11,590 and $15,303 for the three and nine months ended December 31, 2015, respectively, and were $3,313 and $5,572 for the three and nine months ended December 31, 2014, respectively. The increases in E&O reserves as of December 31, 2015 and for the three and nine months ended December 31, 2015 were primarily associated with the Company’s recent price reduction of its LeapTV educational video game system and associated content, and the corresponding adjustment to the NRV of its inventory of this product.

4.	Property and Equipment, Net

As of December 31, 2015 and 2014, and March 31, 2015, property and equipment consisted of the following:

	December 31,		March 31,
	2015	2014	2015
Tooling, cards, dies and plates	$19,092	$23,957	$23,976
Computers and software	45,438	76,769	45,782
Equipment, furniture and fixtures	6,180	6,311	3,769
Leasehold improvements	4,086	4,441	4,002
	74,796	111,478	77,529
Less: accumulated depreciation	(74,367)	(73,287)	(75,853)
Total	$429	$38,191	$1,676

During the quarters ended December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015, the Company performed an impairment review of its long-lived assets. As a result, the Company recorded a permanent non-cash impairment charge of $1,086 and $4,970 for the three and nine months ended December 31, 2015, respectively, and $36,461 for the quarter ended March 31, 2015, against its property and equipment, including primarily the Company’s recent investments in its internal business systems and the non-content related website systems costs under its computer and software category. Refer to Note 6 - “Impairment of Long-lived Assets” below for detailed information on the Company’s impairment testing for its long-lived assets.

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

December 31, 2015 Impairment Testing

During the quarter ended December 31, 2015, the Company determined that testing for recoverability of its long-lived assets was again required based on continued financial underperformance, and the continued decline of the trading value of its Class A common stock and the corresponding market capitalization. As a result, the Company performed step one of the impairment test and concluded that its long-lived assets in its U.S. reporting unit were impaired as of December 31, 2015 as their carrying value exceeded the cumulative undiscounted future cash flows that included an estimated residual market valuation.

Accordingly, the Company performed step two of the impairment test and determined the fair value of its U.S. reporting unit. The Company then determined the fair values of individual long-lived assets within the asset group, and compared those values with the carrying values of those assets to measure the overall impairment amount.

As a result of the step two impairment tests, the Company concluded that the carrying value of its property and equipment assets exceeded their fair value by $1,086 and recorded a permanent impairment charge to these assets.

The Company performs a quarterly evaluation of capitalized content development costs. For the quarter ended December 31, 2015, the Company’s assessed the recoverability of certain capitalized content by comparing the net carrying value of capitalized content costs to the net realizable value as of December 31, 2015. As a result of this assessment, the Company concluded that the carrying value of certain capitalized content costs exceeded their net realizable value as of December 31, 2015, and as a result, wrote off capitalized content costs of $1,384, primarily related to content associated with LeapTV.

Impact on Financial Statements

The write off of capitalized content costs of $1,384 for the three and nine months ended December 31, 2015 were recorded and included in the cost of sales. For the three and nine months ended December 31, 2015, the impairment charges of $1,086 and $4,970, respectively, were reported as a separate line item in the consolidated statement of operations. The full impairment charges were recorded against the Company’s long-lived assets under its U.S. reporting unit, and were non-cash in nature and do not directly affect the Company’s current or future liquidity. These permanent impairment charges significantly reduced the carrying value of the Company’s property and equipment, which has resulted and will continue to result in decreases in associated depreciation expenses in future periods. The Company will continue to review the recoverability of its remaining long-lived assets on a quarterly basis, which may result in additional impairment charges if future impairment testing shows that the carrying value of its long-lived assets exceeds their estimated fair values. The Company will continue to review the value of the capitalized content costs and the other intangible assets using a cost approach analysis, which may result in additional write off of capitalized content.

7.	Income Taxes

The Company’s provision for income taxes and effective tax rates were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Provision for income taxes	$848	$87,200	$801	$76,571
Loss before income taxes	(43,377)	(37,012)	(104,815)	(66,035)
Effective tax rate	(2.0)%	(235.6)%	(0.8)%	(116.0)%

The Company’s effective tax rate is affected by recurring items, such as tax benefit or expense relative to the amount of loss incurred or income earned in its domestic and foreign jurisdictions. The Company’s effective tax rate is also affected by discrete items, such as tax benefits attributable to the recognition of previously unrecognized tax benefits, and tax benefit or expense due to changes in valuation allowance, which may occur in any given year but are not consistent from year to year.

The Company excludes jurisdictions with tax assets for which no benefit can be recognized from the computation of its effective tax rate. Accordingly, the Company’s domestic loss was excluded from the computation of its effective tax rates for the three and nine months ended December 31, 2015 and 2014. The Company excluded its subsidiary in France from the computation of its effective tax rates for the three and nine month periods ending December 31, 2015, and excluded its subsidiary in Mexico from the computation of its effective tax rates for the three and nine months ended December 31, 2015 and 2014. See “Valuation Allowance” below for detailed information of the changes in valuation allowance for all periods.

The Company’s effective tax rate and income tax provision for the three and nine months ended December 31, 2015 were primarily attributable to recording a full non-cash valuation allowance against the deferred tax assets of its subsidiary in France, and tax provisions related to its foreign operations. The Company’s effective tax rates and income tax provisions for the three and nine months ended December 31, 2014 were primarily attributable to recording a full non-cash valuation allowance against its domestic deferred tax assets during those periods.

During the three and nine months ended December 31, 2015, the Company recognized $275 and $7,033, respectively, of certain previously unrecognized domestic income tax benefits due to expiration of statutes of limitations, which was neither recognized as a tax benefit nor affected the effective tax rate due to the full valuation allowance recorded against the Company's domestic deferred tax assets. During the three months ended December 31, 2015, the Company did not recognize any previously unrecognized tax benefits related to its foreign operations. During the nine months ended December 31, 2015, the Company recognized $162 of certain previously unrecognized tax benefits due to the settlement of an income tax audit in one of its foreign jurisdictions, which was recognized as a tax benefit and affected the effective tax rate. During the three and nine months ended December 31, 2014, the Company recognized $154 and $604, respectively, of certain previously unrecognized tax benefits, including a release of $37 and $195 of accrued interest and penalties, respectively, due to the expiration of statutes of limitations in some of its foreign jurisdictions, which was recognized as a tax benefit and affected the effective tax rate. The recognition of previously unrecognized tax benefits reduced other long-term tax liabilities.

As of December 31, 2015 and 2014, and March 31, 2015, the Company had $9,839, $15,880 and $16,677, respectively, of unrecognized domestic income tax benefits. The Company believes the total amount of unrecognized income tax benefits will not be reduced over the course of the next twelve months. Changes to the total amount of domestic unrecognized tax benefits would not impact the tax provision nor affect the effective tax rate due to the full valuation allowance recorded against the Company’s domestic deferred tax assets.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The tax provision for the three and nine months ended December 31, 2015 did not include any release of accrued interest and penalties related to uncertain tax positions. The tax provision for the three and nine months ended December 31, 2014 included a release of $37 and $195 of accrued interest and penalties, respectively, related to uncertain tax positions. As of December 31, 2015 and 2014, and March 31, 2015, the Company had no accrued interest and penalties attributable to uncertain tax positions related to its foreign operations.

As of December 31, 2015 and 2014, and March 31, 2015, the consolidated current deferred tax assets were $450, $661 and $553, respectively, and the consolidated non-current deferred tax assets were $683, $1,498 and $1,792, respectively. The decreases were primarily due to the full valuation allowances provided against the Company’s deferred tax assets of its French subsidiary during the three months ended December 31, 2015.

As of December 31, 2015 and March 31, 2015, the Company had current deferred tax liabilities of $530 and $1,630, respectively, reported as current liabilities, and had non-current deferred tax liabilities of $452 and $323, respectively, reported as long-term liabilities on the consolidated balance sheet. As of December 31, 2014 and 2014, the Company had current deferred tax liabilities of $1,290 and no non-current deferred tax liabilities on the consolidated balance sheet. As of December 31, 2015, the Company had no other non-current tax liabilities. As of March 31, 2015 the Company had other non-current tax liabilities of $162 reported as long-term liabilities on the consolidated balance sheet.

Valuation Allowance

During the quarter ended December 31, 2015, the Company changed its business strategy for distributing product into its French territories. After weighing all available positive and negative evidence both objective and subjective in nature, the Company determined, at the required more-likely-than-not level of certainty, that its subsidiary in France will not generate future taxable income to realize the benefits of its deferred tax assets. Accordingly, the Company recorded a full non-cash valuation allowance of $575 against the deferred tax assets of its French subsidiary which was recorded as a foreign income tax provision and impacted the Company’s effective tax rate for the three and nine months ended December 31, 2015.

During the quarter ended December 31, 2014, the Company evaluated its ability to realize the benefit of its domestic deferred tax assets. The Company’s performance during the 2014 holiday season, being significantly lower than anticipated which included the underperformance of products and product lines newly introduced to the market, resulted in a significant three year cumulative domestic loss position as of December 31, 2014. The Company also considered historic profitability, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially impact the likelihood of realization of deferred tax assets. However, the Company believed there was not sufficient positive evidence to overcome the significant negative evidence. Accordingly, the Company determined, at the required more-likely-than-not level of certainty, that it would not be able to realize the full benefit of its domestic deferred tax assets before they are due to expire and therefore a full valuation allowance was warranted as of December 31, 2014. Accordingly, the Company recorded a full non-cash valuation allowance against its domestic deferred tax assets, of which $90,769 was recorded as income tax provision and impacted the Company’s effective tax rate for the three and nine months ending December 31, 2014.

The Company maintained a full valuation allowance against its domestic deferred tax assets as of December 31, 2015 and 2014, and March 31, 2015, respectively. The Company also maintained a full valuation allowance against the deferred tax assets of its subsidiary in Mexico as of December 31, 2015 and 2014, and March 31, 2015, respectively. The Company maintained a full valuation allowance against the deferred tax assets of its subsidiary in France as of December 31, 2015. As of December 31, 2015, the Company also evaluated the need for a valuation allowance against the deferred tax assets of its other foreign jurisdictions, and believes that the benefit of these deferred tax assets will be realized at the required more-likely-than-not level of certainty. Therefore, no valuation allowance has been established against such deferred tax assets as of December 31, 2015. The Company will continue to evaluate all evidence in all jurisdictions in future periods to determine if a change in valuation allowance against its deferred tax assets is warranted. Any changes to the Company’s valuation allowance will affect its effective tax rate, but will not affect the amount of cash paid for income taxes in the foreseeable future.

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

Stock plan activity

The table below summarizes award activity for the nine months ended December 31, 2015:

	Stock		Total
	Options	RSUs	Awards
Outstanding at March 31, 2015	6,838	1,757	8,595
Grants	1,561	1,442	3,003
Exercises	-	(500)	(500)
Retired or forfeited	(753)	(333)	(1,086)
Outstanding at December 31, 2015	7,646	2,366	10,012

Total shares available for future grant at December 31, 2015			7,838

As of December 31, 2015, the total shares available for future grant under the ESPP were 388.

Impact of stock-based compensation

The following table summarizes stock-based compensation expense charged to selling, general and administrative (“SG&A”) and research and development (“R&D”) expenses for the three and nine months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
SG&A:
Stock options	$1,058	$1,390	$3,352	$4,177
RSUs	941	1,130	3,046	3,108
ESPP	30	99	74	262
Total SG&A	2,029	2,619	6,472	7,547
R&D:
Stock options	142	206	513	634
RSUs	38	171	340	495
Total R&D	180	377	853	1,129
Total expense	$2,209	$2,996	$7,325	$8,676

Valuation of stock-based compensation

Stock-based compensation expense related to stock options is calculated based on the fair value of each award on the grant date. In general, the fair value for stock option grants with only a service condition is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Expected term (years)	4.75	4.60	4.82	4.70
Volatility	52.9%	59.7%	53.2%	59.9%
Risk-free interest rate	1.62%	1.41%	1.32%	1.56%
Expected dividend yield	-%	-%	-%	-%

RSUs are payable in shares of the Company’s Class A common stock. The fair value of these stock-based awards is equal to the closing market price of the Company’s common stock on the date of grant. The grant-date fair value is recognized on a straight-line basis in compensation expense over the vesting period of these stock-based awards, which is generally four years.

Stock-based compensation expense related to the ESPP is estimated using the Black-Scholes option pricing model with the following assumptions for the three and nine months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Expected term (years)	0.49	0.49	0.49	0.49
Volatility	67.2%	42.0%	67.2% - 71.2%	34.8%-42.0%
Risk-free interest rate	0.26%	0.05%	0.08% - 0.26%	0.05% - 0.08%
Expected dividend yield	-%	-%	-%	-%

Options to purchase shares of the Company’s common stock and RSUs, totaling 11,229 and 23,443 were excluded from the calculation of diluted net income per share for the three and nine months ended December 31, 2015 and 8,980 and 9,070 for the three and nine months ended December 31 2014, respectively, as the effect would have been antidilutive.

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

The primary business of the two operating segments is as follows:

•	The U.S. segment is responsible for the development, design, sales and marketing of multimedia learning platforms, related content and learning toys, which are sold primarily through retailers, distributors, and directly to consumers via the LeapFrog App Center (“App Center”) in the U.S. The App Center includes both content developed by the Company and content from third parties that the Company curates and distributes.

•	The International segment is responsible for the localization, sales and marketing of multimedia learning platforms, related content and learning toys, originally developed for the U.S. This segment markets and sells the Company’s products to national and regional mass-market and specialty retailers and other outlets through the Company’s offices outside of the U.S., through distributors in various international markets, and directly to consumers via the App Center.

The table below shows certain information by segment for the three and nine months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net sales:
United States	$58,560	$99,183	$132,018	$207,449
International	24,533	45,415	56,995	97,771
Totals	$83,093	$144,598	$189,013	$305,220
Income (loss) from operations:
United States	$(38,650)	$(39,822)	$(101,751)	$(73,977)
International	(4,434)	3,332	(2,415)	8,633
Totals	$(43,084)	$(36,490)	$(104,166)	$(65,344)

For the three and nine months ended December 31, 2015 and 2014, the U.S. and the United Kingdom individually accounted for more than 10% of the Company’s consolidated net sales, respectively.

10.	Commitments and Contingencies

Legal Proceedings

Federal Securities Class Action

A consolidated securities class action captioned In re LeapFrog Enterprises, Inc. Securities Litigation, Case No. 3:15-CV-00347-EMC, is pending in the United States District Court for the Northern District of California against LeapFrog and two of its officers, John Barbour and Raymond L. Arthur (the “Class Action”). The consolidated complaint, filed on June 24, 2015, alleges that defendants violated Section 10(b) the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5, by making materially false or misleading statements regarding the Company’s financial projections, financial results, and development of new products between May 5, 2014 and June 11, 2015. The complaint also alleges that defendants are liable as control-person under Section 20(a) of the Exchange Act. The complaint seeks class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. The foregoing is a summary of the allegations in the complaint and is subject to the text of the complaint, which is on file with the Court. Based on a review of the allegations, the Company and the individual defendants believe that the plaintiffs’ allegations are without merit, and intend to vigorously defend against the claims. A hearing on the Company’s motion to dismiss was held on October 8, 2015. At the hearing on the defendants’ motions to dismiss, the Court stated that it perceived significant problems with the plaintiff’s allegations and directed the plaintiff to file a further amended complaint that pleads more particularized facts. The amended complaint was filed on December 4, 2015. The Company filed a motion to dismiss the amended complaint on January 15, 2016. The Court is scheduled to hear our motion to dismiss on March 24, 2016.

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

Commitments

As of December 31, 2015, the Company had commitments to purchase inventory under normal supply arrangements totaling approximately $5,750. In addition, as of December 31, 2015, the Company had two stand-by-letters of credit totaling $236 issued under its revolving credit facility as credit support for potential future payment obligations, which were off-balance sheet arrangements. At December 31, 2015, the Company had $20 million outstanding under the revolving credit facility.

11.	Subsequent Events

On February 5, 2016, the Company entered into an Agreement and Plan of Merger with VTech Holdings Limited (“VTech”) and Bonita Merger Sub, L.L.C. a wholly owned subsidiary of VTech Holdings (“Acquisition Sub”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, Acquisition Sub has agreed to commence a tender offer (the “Offer”), as promptly as practicable but in any event no later than March 3, 2016, to purchase the outstanding shares of Class A common stock of the Company and the outstanding shares of Class B common stock of the Company at a purchase price per Share of US $1.00 (the “Offer Price”), net to the seller thereof in cash, without interest. More details concerning the terms and conditions of the Merger and the Merger Agreement may be found in the Company’s Form 8-K and exhibits thereto filed with the SEC on February 5, 2016, which is incorporated by reference herein.

Commitments

During January 2016, the Company paid down $20 million on its $75 million asset-based revolving credit facility that was outstanding as of December 31, 2015.

12.	Other Items

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about management’s expectations, including, without limitation, our beliefs regarding the impact on our business of a continued uncertain business environment and fundamental challenges to our business, including decline in overall tablet sales and related content, aggressive price competition and loss of shelf space and our ability to continue as a going concern, our expectations regarding the liquidations of our subsidiaries in Mexico and France, including treatment of the undistributed earnings of our foreign subsidiaries, our intention to repatriate any remaining residual cash from our foreign subsidiaries to the U.S. and the associated tax treatment of such repatriation, the funding, nature and amount of future capital expenditures, the future funding of our working capital needs and planned capital expenditures, our intent to cure the deficiency with the NYSE’s minimum share price requirement and restore our compliance with the listing standards of the NYSE, statements related to ongoing legal proceedings and statements regarding our pending acquisition by VTech Holdings,, Ltd.. December 15, 2016. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or the timing of any events. We make these statements as of the date of this Quarterly Report on Form 10-Q and undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report, except as required by law.

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

Our Business

LeapFrog is a leading developer of educational entertainment for children. Our product portfolio consists of multimedia learning and reading, platforms and related content and learning toys. We have developed a number of learning platforms, including the LeapPad family of learning tablets, the LeapTV educational video game system, the Leapster family of handheld learning game systems, and the LeapReader reading and writing systems, which facilitate a wide variety of learning experiences provided by our rich content libraries. We have created hundreds of interactive content titles for our platforms, covering subjects such as phonics, reading, writing, mathematics, science, social studies, creativity and life skills. In addition, we have a broad line of stand-alone interactive learning toys, including the popular My Pal Scout line. Many of our products connect to our proprietary online LeapFrog Learning Path, which provides personalized feedback on a child’s learning progress and offers product recommendations to enhance each child’s learning experience. Our products are localized in four languages (English, Queen’s English, French and Spanish) and are sold globally through retailers, distributors and directly to consumers via LeapFrog App Center (“App Center”).

Due to the seasonality of our business, our results of operations for interim periods are not necessarily indicative of the operating results for a full year.

Consolidated Results of Operations

	Three Months Ended December 31,		% Change 2015 vs.	Nine Months Ended December 31,		% Change 2015 vs.
	2015	2014	2014	2015	2014	2014
	(Dollars in millions, except per share data)
Net sales	$83.1	$144.6	(43)%	$189.0	$305.2	(38)%
Cost of sales	75.7	99.5	(24)%	168.1	214.2	(22)%
Gross margin *	8.9%	31.2%	(22.3)**	11.1%	29.8%	(18.7)**
Operating expenses	50.5	81.6	(38)%	125.1	156.3	(20)%
Operating expenses as a percent of net sales	60.8%	56.4%	4.4 **	66.2%	51.2%	15.0 **
Loss from operations	(43.1)	(36.5)	18%	(104.2)	(65.3)	60%
Net loss per share - basic and diluted	$(0.62)	$(1.77)	$1.15 ***	$(1.49)	$(2.04)	$0.55 ***

* Gross profit as a percentage of net sales

** Percentage point change

*** Dollar change

Net sales for the three months ended December 31, 2015 decreased $61.5 million, or 43%, as compared to the same period in Fiscal 2015, included a decrease of $55.2 million in net sales of multimedia learning platforms, content and accessories, and a decrease of $6.9 million in net sales of learning toys. Net sales for the nine months ended December 31, 2015 decreased $116.2 million, or 38%, as compared to the same period in Fiscal 2015, which included a decrease of $96.3 million in net sales of multimedia learning platforms and a decrease of $19.9 million in net sales of learning toys. Our LeapPad line of tablets, content and accessories experienced decreased consumer demand as the overall market for children’s tablets continued to decline. In addition, net sales of our LeapReader learn-to-read system and toys decreased as sales fell in key markets and retailers ran tighter inventories. During the second quarter of Fiscal 2016 we launched our first android based tablet, Epic which became the #1 selling Kid’s tablet in the market during the Holiday Quarter, representing 14% and 10% of sales during the three and nine months ended December 31, 2015. During the three and nine months ended December 31, 2015, we recorded a $0.0 million and $7.0 million allowance, respectively, as part of increased trade discounts against net sales, associated with the LeapTV price reductions implemented in the second quarter, to stimulate consumer demand. Net sales for the three and nine months ended December 31, 2015 included a negative $2.7 million, or 2%, and a negative $18.3 million, or 6%, impact from changes in currency exchange rates, respectively.

Cost of sales for the three months ended December 31, 2015 decreased $23.8 million, or 24%, as compared to the same period in Fiscal 2015 driven primarily by lower net sales resulting in a decrease of $27.1 million in product costs, a decrease of $3.3 million in freight and warehouse costs, a decrease of $3.0 million in royalty costs, and a decrease of $0.7 million in depreciation costs resulting from the permanent impairment of our long-lived assets, which significantly reduced the carrying value of our property and equipment. The decreases were offset by an increase of $8.6 million in inventory allowances and higher content amortization of $1.9 million. Cost of sales for the nine months ended December 31, 2015 decreased $46.1 million, or 22%, as compared to the same period in Fiscal 2015 driven primarily by lower net sales resulting in a decrease of $46.8 million in product costs, a decrease of $5.1 million in freight costs and warehouse costs, a decrease of $4.4 million in royalty costs, and a decrease of $2.0 million in depreciation expenses. The decreases were offset by an increase of $10.0 million in inventory allowances and higher content amortization of $2.5 million.

Gross margin for the three months ended December 31, 2015 was 8.9%, a decrease of 22.3 percentage points as compared to the same period in Fiscal 2015. Of this difference, 12.0 percentage points was primarily due to lower of cost or market charges and excess and obsolete inventory charges associated with LeapTV, 6.8 percentage points due to changes in sales mix with proportionally higher sales of lower-margin toys, and lower sales of higher margin products, and 3.7 percentage points due to additional content write-off related to platforms that were in the process of being discontinued or non-performing titles. Gross margin for the nine months ended December 31, 2015 was 11.1%, a decrease of 18.7 percentage points as compared to the same period in Fiscal 2015. Of this difference, 6.5 percentage points was primarily due to lower of cost or market charges and excess and obsolete inventory charges associated with LeapTV, 8.1 percentage points due to changes in sales mix with proportionally higher sales of lower-margin toys, and lower sales of higher-margin products, and 3.1 percentage points due to additional amortization related to platforms that were in the process of being discontinued or non-performing titles and 2.0 percentage points was due to lower sales volume which increased the impact of fixed logistics costs. These negative impacts were offset by increases of 0.6 percentage points due to lower depreciation costs and 0.6 percentage points due to proportionally lower freight costs.

Operating expenses for the three months ended December 31, 2015 decreased $31.1 million, or 38% as compared to the same period in Fiscal 2015, due to a decrease in advertising of $9.5 million, a decrease in payroll and related expense of $5.2 million associated with lower headcount, a decrease of $2.7 million in depreciation expenses resulting from the impairment of our property and equipment in the fourth quarter of prior year and the write off of goodwill in the amount of $19.5 million in the third quarter of prior year. These decreases were offset by $4.1 million in severance costs associated with work force headcount reductions, and $1.7 million in lower R&D capitalization and other overhead cost. Operating expenses for the nine months ended December 31, 2015 decreased $31.2 million, or 20% as compared to the same period in Fiscal 2015, due to the a decrease in advertising of $14.1 million, a decrease in payroll and related expense of $10.5 million associated with lower headcount, a decrease of $7.2 million in depreciation expenses resulting from the impairment of our property and equipment in the fourth quarter of prior year and the write off of goodwill in the amount of $19.5 million in the third quarter of prior year. These decreases were offset by $4.0 million in severance cost associated with the reduction in headcount, $5.0 million due to employee retention bonus expense, an increase of $3.4 million for legal and professional services, $5.0 million impairment of our property and equipment and $2.9 million in lower R&D capitalization and other overhead cost.

Loss from operations for the three and nine months ended December 31, 2015 worsened by $6.6 million and $38.9 million, respectively, as compared to the same periods in Fiscal 2015 driven by a decrease in gross profit of $37.7 million and $70.1 million, respectively.

Basic and diluted net loss per share for the three and nine months ended December 31, 2015 improved by $1.15 and $0.55, as compared to the same periods in Fiscal 2015.

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

	Three Months Ended December 31,		% Change 2015 vs.		Nine Months Ended December 31,		% Change 2015 vs.
	2015	2014	2014		2015	2014	2014
	(Dollars in millions)
SG&A expenses	$21.9	$23.3	(6)%		$66.8	$64.7	3%
As a percent of net sales	26%	16%	10.0	*	35%	21%	14.0	*

* Percentage point change

SG&A expenses for the three months ended December 31, 2015 decreased $1.4 million, or 6%, as compared to the same period in Fiscal 2015, and included an increase of $1.9 million in severance payments offset by a reduction of $3.0 million in expenses due to lower headcount. SG&A expenses for the nine months ended. December 31, 2015 increased $2.1 million, or 3%, as compared to the same period in Fiscal 2015 and included an accrual of $3.7 million for employee retention bonus expenses and an increase of $1.9 million due to severance expenses, an increase of $3.4 million related to legal and outside professional service fees, an increase of $0.5 in marketing and advertising expense and the reversal of an accrual for performance-based incentive compensation of $1.7 million from the prior year. These increases were offset by a decrease of $6.0 million in expenses due to lower headcount.

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

	Three Months Ended December 31,		% Change 2015 vs.		Nine Months Ended December 31,		% Change 2015 vs.
	2015	2014	2014		2015	2014	2014
	(Dollars in millions)
R&D expenses	$9.9	$9.0	10%		$26.5	$24.0	10%
As a percent of net sales	12%	6%	6.0	*	14%	8%	6.0	*

* Percentage point change

R&D expenses for the three months ended December 31, 2015 increased $0.9 million, or 10%, as compared to the same period in Fiscal 2015 primarily due to an increase of $2.2 million of severance expense and $0.9 million of lower R&D capitalization and other overhead cost offset by a reduction in salaries of $2.2 million from lower headcount R&D expenses for the nine months ended December 31, 2015 increased $2.5 million, or 10%, as compared to the same period in Fiscal 2015 primarily due to an increase of $2.1 million of severance expense, an increase of $1.3 million of employee retention bonus expense and $3.7 million in lower R&D capitalization and other overhead cost offset by a reduction in salaries of $4.6 million from lower headcount.

Advertising Expense

Advertising expense consists of costs associated with marketing, advertising and promoting our products, including customer-related discounts and promotional allowances.

	Three Months Ended December 31,		% Change 2015 vs.		Nine Months Ended December 31,		% Change 2015 vs.
	2015	2014	2014		2015	2014	2014
	(Dollars in millions)
Advertising expenses	$17.3	$26.8	(35)%		$25.4	$39.5	(36)%
As a percent of net sales	21%	19%	2.0	*	13%	13%	0.0	*

* Percentage point change

Advertising expenses for the three months ended December 31, 2015 decreased $9.5 million, or 35%, as compared to the same period in Fiscal 2015, which included a decrease of $5.0 million in television advertising, $1.6 million in spending on cooperative advertising, $0.8 million in spending on in-store merchandising and $2.2 million in other advertising media and promotions. Advertising expenses for the nine months ended December 31, 2015 decreased $14.1 million, or 36%, as compared to the same period in Fiscal 2015, which included a decrease of $4.6 million in television advertising, $4.6 million in spending on cooperative advertising, $2.6 million in spending on in-store merchandising and $2.2 million in other advertising media and promotions.

Impairment of Long-lived Assets

As of December 31, 2015, based on various qualitative factors, we determined that testing for recoverability of our long-lived assets was required. These factors included, among others, the continued underperformance of products and product lines newly introduced to the market, and the continued significant decline in trading value of our Class A common stock and the corresponding decline in our market capitalization. As a result, we performed a two-step impairment test for our long-lived assets. Based on the result of the test, we recorded permanent non-cash impairment charges of $1.1 million and $5.0 million for the three and nine months ended December 31, 2015 in our U.S. segment, primarily for current period asset additions. These impairment charges, together with the long-lived assets impairment we recorded as of March 31, 2015, significantly reduced the carrying value of our property and equipment to $0.4 million as of December 31, 2015, which has resulted and will continue to result in decreases in associated depreciation expenses in future periods. We will continue to review the recoverability of our remaining long-lived assets on a quarterly basis, which may result in additional impairment charges in future periods. Refer to Note 6 - “ Impairment of Long-lived Assets” in our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on our impairment testing for our long-lived assets. In addition, the Company concluded that the carrying value of certain capitalized content primarily related to LeapTV exceed the estimated fair value as of December 31, 2015 by $1,384.

Depreciation and Amortization Expenses

	Three Months Ended December 31,		% Change 2015 vs.		Nine Months Ended December 31,		% Change 2015 vs.
	2015	2014	2014		2015	2014	2014
	(Dollars in millions)
Depreciation and amortization	$0.3	$3.0	(89)%		$1.4	$8.6	(84)%
As a percent of net sales	0%	2%	(2.0	)*	1%	3%	(2.0	)*

* Percentage point change

Depreciation and Amortization expenses for the three and nine months ended December 31, 2015 decreased $2.7 million and $7.2 million, or 89% and 84%, respectively, as compared to the same period in Fiscal 2015 driven by the reduced carrying value of our property and equipment from the permanent impairment of long-lived assets charge we recorded as of March 31, 2015 and during the current year.

Income Taxes

Our provision for (benefit from) income taxes and effective tax rates were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
	(Dollars in millions)
Provision for income taxes	$0.8	$87.2	$0.8	$76.6
Loss before income taxes	(43.4)	(37.0)	(104.8)	(66.0)
Effective tax rate	(2.0)%	(235.6)%	(0.8)%	(116.0)%

Our effective tax rate is affected by recurring items, such as tax benefit or expense relative to the amount of loss incurred or income earned in our domestic and foreign jurisdictions. Our tax rate is also affected by discrete items, such as tax benefits attributable to the recognition of previously unrecognized tax benefits, and tax benefit or expense due to changes in valuation allowance, which may occur in any given year but are not consistent from year to year.

We exclude jurisdictions with tax assets for which no benefit can be recognized from the computation of our effective tax rate. Accordingly, our domestic loss was excluded from the computation of our effective tax rates for the three and nine months ended December 31, 2015 and 2014, respectively. We excluded our subsidiary in France from the computation of our effective tax rates for the three and nine months ended December 31, 2015 and excluded our subsidiary in Mexico from the computation of our effective tax rates for the three and nine months ended December 31, 2015 and 2014. See “Valuation Allowance” below for detailed information of the change in valuation allowance in the current period.

Our effective tax rate and income tax provision for the three and nine months ended December 31, 2015 were primarily attributable to recording a full non-cash valuation allowance against the deferred tax assets of our subsidiary in France, and tax provisions related to our foreign operations. Our effective tax rate and income tax provision for the three and nine months ended December 31, 2014 were primarily attributable to recording a full non-cash valuation allowance against our domestic deferred tax assets.

During the three and nine months ended December 31, 2015, we recognized $0.3 million and $7.0 million, respectively, of previously unrecognized domestic income tax benefits due to expiration of statutes of limitations, which was neither recognized as a tax benefit nor affected the effective tax rate due to the full valuation allowance recorded against our domestic deferred tax assets. During the three months ended December 31, 2015, we did not recognize any previously unrecognized tax benefits related to its foreign operations. During the nine months ended December 31, 2015, we recognized $0.2 million of certain previously unrecognized tax benefits due to the settlement of an income tax audit in one of our foreign jurisdictions, which was recognized as a tax benefit and affected the effective tax rate. During the three and nine months ended December 31, 2014, we recognized $0.2 million and $0.6 million, respectively, of certain previously unrecognized tax benefits due to the expiration of the statute of limitations in some of our foreign jurisdictions, which was recognized as a tax benefit and affected the effective tax rate.

Valuation Allowance

In the quarter ended December 31, 2015, we changed our business strategy for distributing product into our French territories. We evaluated available positive and negative evidence both objective and subjective in nature, and determined, at the required more-likely-than-not level of certainty, that our subsidiary in France will not generate future taxable income to realize the benefits of its deferred tax assets. Accordingly, we recorded a full non-cash valuation allowance of $0.6 million against the deferred tax assets of our French subsidiary which impacted our foreign income tax provision and affected our effective tax rate for the three and nine months ended December 31, 2015.

During the quarter ended December 31, 2014, we evaluated our ability to realize the benefit of our domestic deferred tax assets. We considered existing positive evidence available such as: historic profitability, lack of expiring net operating loss and tax credit carryforwards, and viable tax strategies that could potentially impact the likelihood of realizing our deferred tax assets. However, our performance during the 2014 holiday season was significantly lower than anticipated and the underperformance of products and product lines newly introduced to the market had a considerable impact on our projections of future taxable income. Consequently, we anticipated a three year cumulative domestic loss position as of December 31, 2014. In determining if sufficient projected future taxable income exists to realize the benefit of our deferred tax assets, we consider cumulative losses in recent years as significant negative evidence that is difficult to overcome. After weighing all evidence available, we believed there was not sufficient positive evidence to overcome the significant negative evidence and so determined, that sufficient projected future taxable income did not exist to realize the full benefit of our domestic deferred tax assets before expiration. As a result, we concluded a full valuation allowance against our domestic deferred tax assets was warranted. Accordingly, we recorded a full non-cash valuation allowance, of which $90.8 million was recorded as domestic income tax provision and affected our effective tax rate for the three and nine months ended December 31, 2014.

As of December 31, 2015, we maintained a full valuation allowance against our domestic deferred tax assets and a full valuation allowance against the deferred tax assets of our subsidiaries in Mexico and France. As of December 31, 2015, we also evaluated the need for a valuation allowance against the deferred tax assets of our other foreign jurisdictions, and believe that the benefit of these deferred tax assets will be realized at the required more-likely-than-not level of certainty. Therefore, no valuation allowance has been established against such deferred tax assets as of December 31, 2015. We will continue to evaluate all evidence in all jurisdictions in future periods to determine if a change in valuation allowance against our deferred tax assets is warranted. Any changes to our valuation allowance will affect our effective tax rate, but will not affect the amount of cash paid for income taxes in the foreseeable future.

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

	Three Months Ended December 31,		% Change 2015 vs.	Nine Months Ended December 31,		% Change 2015 vs.
	2015	2014	2014	2015	2014	2014
	(Dollars in millions)
Net sales	$58.6	$99.2	(41)%	$132.0	$207.4	(36)%
Cost of sales	56.0	69.6	(20)%	125.7	148.6	(15)%
Gross margin *	4.4%	29.8%	(25.4)**	4.8%	28.4%	(23.6)**
Operating expenses	41.2	69.4	(41)%	108.1	132.8	(19)%
Operating expenses as a percent of net sales	70.4%	70.0%	0.4 **	81.9%	64.0%	18.0 **
Loss from operations	$(38.7)	$(39.8)	(3)%	$(101.8)	$(74.0)	(38)%

* Gross profit as a percentage of net sales

** Percentage point change

Net sales for the three months ended December 31, 2015 decreased $40.6 million, or 41%, as compared to the same period in Fiscal 2015, which included a decrease of $36.6 million in net sales of multimedia learning platforms, related content, and accessories and a decrease of $3.8 million in net sales of learning toys. Net sales for the nine months ended December 31, 2015 decreased $75.4 million, or 36%, as compared to the same period in Fiscal 2015, which included a decrease of $64.0 million in net sales of multimedia learning platforms related content and accessories and a decrease of $10.6 million in net sales of learning toys. Our LeapPad line of tablets experienced decreased consumer demand as the overall market for children’s tablets has continued to decline. In addition, net sales of our LeapReader learn-to-read system and toys decreased as retail point-of-sale fell and retailers ran tighter inventories. During the three and nine months ended December 31, 2015, we recorded a $0.0 million and $7.0 million allowance, respectively, as part of increased trade discounts against net sales, associated with the LeapTV price reductions implemented in the second quarter to stimulate consumer demand. During the second quarter of Fiscal 2016 we successfully entered the Consumer-electronics aisle launching our first android based tablet, Epic, representing 18% and 12% of sales during the three and nine months ended December 31, 2015.

Cost of sales for the three months ended December 31, 2015 decreased $13.6 million, or 20%, as compared to the same period in Fiscal 2015 driven by lower net sales resulting in a decrease of $18.5 million in product costs, a decrease of $1.9 million in freight and warehouse costs, a decrease of $0.7 million in depreciation expenses, a decrease of $2.0 million in royalty costs and a decrease of $0.3 million in web fees. The decreases were offset by an increase of $8.1 million in inventory allowances and additional amortization of $1.9 million on capitalized content, of which $1.4 million was due to amounts exceeding the net realizable value. Cost of sales for the nine months ended December 31, 2015 decreased $22.9 million, or 15%, as compared to the same period in Fiscal 2015 driven by lower net sales resulting in a decrease of $27.0 million in product costs, a decrease of $2.9 million in freight and warehouse costs, a decrease of $2.0 million in depreciation expenses, a decrease of $2.9 million in royalty costs and a decrease of $0.6 million in web fees. The decreases were offset by increases of $10.0 million in inventory allowances and additional amortization of $2.6 million on capitalized content, of which $1.4 million was due to amounts exceeding the net realizable value.

Gross margin for the three months ended December 31, 2015 was 4.4%, a decrease of 25.4 percentage points as compared to the same period in Fiscal 2015. Of this difference, 15.6 percentage points was primarily due to lower of cost or market charges and excess and obsolete inventory charges associated with LeapTV, 5.4 percentage points due to changes in sales mix with proportionally higher sales of lower-margin toys, and lower sales of higher-margin product, 1.9 percentage points due to higher warehouse costs, and 5.1 percentage points due to additional amortization of capitalized content. These negative impacts were offset by increases of 1.2 percentage points due to proportionally lower freight costs, 0.7 percentage points of depreciation expense due to lower property and equipment and 0.3 percentage points associated with lower royalty rates. Gross margin for the nine months ended December 31, 2015 was 4.8%, a decrease of 23.6 percentage points as compared to the same period in Fiscal 2015. Of this difference, 9.0 percentage points was primarily due to lower of cost or market charges and excess and obsolete inventory charges associated with LeapTV, 9.7 percentage points due to changes in sales mix with proportionally higher sales of lower-margin toys, and lower sales of higher-margin products, 2.4 percentage points due points was due to lower sales volume which increased the impact of fixed logistics costs, and 4.3 percentage points due to additional amortization previously capitalized. These negative impacts were offset by increases of 0.9 percentage points due to proportionally lower freight costs and 0.9 percentage points in depreciation expense.

Operating expenses for the three months ended December 31, 2015 decreased $28.2 million, or 41%, as compared to the same period in Fiscal 2015, due to the a decrease in advertising of $6.7 million, a decrease in payroll and related expense of $4.8 million associated with lower headcount, and a decrease of $2.6 million in depreciation expenses resulting from the impairment of our property and equipment in the fourth quarter of prior year and a decrease in goodwill expense in the amount of $18.5 million from prior year. These decreases were offset by $3.3 million in severance cost associated with the reduction in headcount and $1.1 million in lower R&D capitalization and other overhead cost. Operating expenses for the nine months ended December 31, 2015 decreased $24.7 million, or 19%, as compared to the same period in Fiscal 2015, due to a decrease in advertising of $8.5 million, a decrease in payroll and related expense of $9.8 million associated with lower headcount, a decrease of $7.1 million in depreciation expenses resulting from the impairment of our property and equipment in the fourth quarter of prior year and a decrease in goodwill in the amount of $14.6 million from prior year. These amounts were offset by increases of $3.2 million in severance, the reversal of prior year bonus of $4.7 million, an increase of $3.4 million for legal and professional services and $4.0 million in lower R&D capitalization and other overhead cost.

Loss from operations for the three and nine months ended December 31, 2015 decreased by $1.1 million and increased $27.8 million, respectively, as compared to the same periods in Fiscal 2015 driven by a decrease in gross profit of $27.0 million and $52.5 million, respectively, and a decrease in operating expenses of $28.2 million and $24.7 million, respectively.

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

	Three Months Ended December 31,		% Change 2015 vs.	Nine Months Ended December 31,		% Change 2015 vs.
	2015	2014	2014	2015	2014	2014
	(Dollars in millions)
Net sales	$24.5	$45.4	(46)%	$57.0	$97.8	(42)%
Cost of sales	19.6	29.9	(34)%	42.4	65.6	(35)%
Gross margin *	20.1%	34.2%	(14.1)**	25.6%	32.9%	(7.3)**
Operating expenses	9.4	12.2	(23)%	17.0	23.5	(28)%
Operating expenses as a percent of net sales	38.2%	26.8%	11.4 **	29.8%	24%	6.0 **
Income from operations	$(4.4)	$3.3	(233)%	$(2.4)	$8.6	(128)%

* Gross profit as a percentage of net sales

** Percentage point change

Net sales for the three months ended December 31, 2015 decreased $20.9 million, or 46%, as compared to the same period in Fiscal 2015, which included a decrease of $18.5 million in net sales of multimedia learning platforms and a decrease of $3.0 million in net sales of learning toys. Net sales for the nine months ended December 31, 2015 decreased $40.8 million, or 42%, as compared to the same period in Fiscal 2015, which included a decrease of $32.4 million in net sales of multimedia learning platforms and a decrease of $9.3 million in net sales of learning toys. Our LeapPad line of tablets experienced decreased consumer demand as the global market for children’s tablets has also declined. In addition, net sales of our LeapReader learn-to-read system and toys decreased as demand declined in key markets. Sales continued to be impacted by retail store closures in Canada, Australian distributor, move to distribution model in France and retailers ran tighter inventories. Net sales for the three and nine months ended December 31, 2015 included a negative $2.7 million, or 6%, and a negative $18.3 million, or 19%, impact from changes in currency exchange rates, respectively.

Cost of sales for the three months ended December 31, 2015 decreased $10.3 million, or 34%, as compared to the same period in Fiscal 2015 driven by lower net sales resulting in a decrease of $8.6 million in product costs, a decrease of $1.2 million in freight and warehouse expenses, and a decrease of $1.1 million in royalty costs. The decreases were offset by an increase of $0.5 million in inventory allowances. Cost of sales for the nine months ended December 31, 2015 decreased $23.2 million, or 35%, as compared to the same period in Fiscal 2015 driven by lower net sales resulting in a decrease of $19.8 million in product costs, a decrease of $1.9 million in logistic costs and a decrease of $1.5 million in royalty costs.

Gross margin for the three months ended December 31, 2015 was 20.1%, a decrease of 14.1 percentage points as compared to the same period in Fiscal 2015. Of this difference, 10.2 percentage points due to changes in sales mix with proportionally higher sales of lower-margin toys and lower sales of higher-margin products, 3.4 percentage points was primarily due to excess and obsolete inventory written down in the current quarter and 1.1 percentage points due to higher web fees. These negative impacts were offset by 0.7 percentage points due to lower royalty costs. Gross margin for the nine months ended December 31, 2015 was 25.6%, a decrease of 7.3 percentage points as compared to the same period in Fiscal 2015. Of this difference, 5.1 percentage points due to changes in sales mix with proportionally higher sales of lower-margin toys and lower sales of higher-margin products 0.9 percentage points due to excess and obsolete inventory written down in the second and third quarter, 1.0 percentage points in lower freight and warehouse expenses and 0.5 percentage points due to higher web fees.

Operating expenses for the three months ended December 31, 2015 decreased $2.8 million, or 23%, as compared to the same period in Fiscal 2015, which included a decrease of $2.8 million in advertising, a decrease of $0.4 million in payroll and related expenses and a $0.3 in provision for doubtful accounts offset by $0.8 million in severance costs associated with the reduction in headcount. Operating expenses for the nine months ended December 31, 2015 decreased $6.5 million, or 28%, as compared to the same period in Fiscal 2015, which included a decrease of $5.6 million in advertising and promotions, lower R&D expenses of $1.1 million, a reduction in payroll and related expenses of $ 0.7 million offset by $0.8 million in severance costs associated with the reduction in headcount.

Income from operations for the three and nine months ended December 31, 2015 worsened by $7.7 million and $11.0 million, respectively, as compared to the same periods in Fiscal 2015 driven by a decrease in gross profit of $10.6 million and $17.6 million, respectively, offset by a decrease in operating expenses of $2.8 million and $6.5 million, respectively.

Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents totaled $52.8 million and $94.0 million at December 31, 2015 and 2014, respectively. The decrease was primarily due to an operating loss as well as capital expenditures in the year offset by $20 million of borrowing under our ABL in the quarter. In line with our investment policy, as of December 31, 2015, all cash equivalents were invested in high-grade short-term money market funds and certificates of deposits with maturities of less than three months. Included in the certificates of deposit as of December 31, 2015, was $10.0 million of collateral under our asset-based revolving credit facility arrangement (the “revolving credit facility”).

Cash and cash equivalents held by our foreign subsidiaries totaled $19.7 million and $25.5 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015, we do not consider the undistributed earnings of our foreign subsidiaries as permanently reinvested outside the U.S. Consequently, we maintained a deferred tax liability of $3.4 million for U.S. income tax, which was offset by our domestic net operating losses and therefore did not impact our effective tax rate due to the full valuation allowance established against our domestic deferred tax assets. In addition, we maintained a deferred tax liability of $0.5 million for non-U.S withholding tax associated with the future repatriation of earnings from our foreign subsidiaries.

A change in business strategy for distributing product into Mexico and France will ultimately result in the liquidation of our subsidiaries in Mexico and France as we outsource distribution to a third party. At the end of the liquidation process, we intend to repatriate any remaining residual cash to the U.S. We believe the cash repatriation from our Mexico subsidiary is considered return of capital and not a repatriation of earnings and therefore will not result in a U.S. tax liability. Accordingly we have not recorded a tax provision for such return of capital. We believe the cash repatriation from our France subsidiary may be considered a repatriation of earnings. Any U.S tax liability resulting from the cash repatriation from our France subsidiary would be fully offset by our domestic operating loss carryforwards and therefore not impact neither our tax provision nor our effective tax rate due to the full valuation allowance established against our domestic deferred tax assets. As of December 31, 2015, we do not consider our Mexico or our France subsidiary as substantially liquidated. Upon its future complete or substantially complete liquidation, we are required to release any cumulative translation adjustment related to our Mexico and France subsidiaries into our consolidated statement of operations. As of December 31, 2015, the balance of such cumulative currency translation adjustment for our subsidiary in Mexico and France was a negative $2.6 million and negative $0.5 million, respectively, in “Accumulated Other Comprehensive Income (Loss)” on the consolidated balance sheet, which would result in a negative impact to our results of operations if it were to be released.

Our revolving credit facility has two borrowing periods, the months of September through December and the remaining months in which the Company has a potential borrowing availability of $75.0 million and $50.0 million respectfully. The borrowing availability varies according to the levels of our accounts receivable and cash and investment securities deposited in secured accounts with the lenders. Borrowing availability under this revolving credit facility was $21.1 million as of December 31, 2015. As of December 31, 2015, we had two stand-by-letters of credit totaling approximately $0.2 million issued under our revolving credit facility as credit support for potential future payment obligations. Borrowings outstanding on our revolving credit facility as of December 31, 2015 were $20.0 million.

Capital expenditures were $13.6 million for the nine months ended December 31, 2015 and $34.2 million for the same period in Fiscal 2015. Future capital expenditures are primarily planned for new product development. We expect that capital expenditures for the fiscal year ending March 31, 2016, including those for capitalized content costs will be funded with working capital on hand and availability under our revolving credit facility. We expect capital expenditures for the year ending March 31, 2016, including those capitalized content costs, to be in the range of $15.0 million to $17.0 million.

During the third fiscal quarter, we continued to face an uncertain business environment and a number of fundamental challenges in our business, including a continued decline in overall tablet sales and related content, aggressive price competition and loss of shelf space at retail.  Sales of our LeapTV products and associated content did not improve in the third quarter to the extent we hoped, despite promotional efforts, including price reductions intended to stimulate consumer demand.  In addition, declines in the overall tablet market overshadowed improvements in certain product lines such as our new Epic tablet.  We do not believe that these challenging conditions will improve materially in the next two quarters.  We continued to take steps to reduce costs through such measures as reducing the size of our workforce and deferring the development of certain new products.  However, we believe that available approaches to improving our liquidity, such as making changes to vendor terms and accelerating the collection of receivables, may not compensate for the liquidity impact of our worse than anticipated performance during the third quarter.  We currently believe that liquidity available to fund our operations should the deal close or other financing become available during the first two quarters of fiscal 2017, when our use of cash increases as we build inventories and experience seasonal declines in revenue, may be insufficient to permit us to continue normal operations, and there is substantial doubt about our ability to continue as a going concern.

In addition to steps taken to change our business structure and operations, we have been working with a financial advisor to assist us in exploring strategic alternatives, including a potential sale or raising additional capital.  On February 5, 2016, we entered into an Agreement and Plan of Merger with VTech Holdings, Ltd. and Bonita Merger Sub., L.L.C.  For further information concerning the Agreement and Plan of Merger, see note 11 and information contained in our Form 8-K filed February 5, 2016, including exhibits thereto. If the transaction described in the Agreement and Plan of Merger or another transaction providing the Company with substantial liquidity is not completed, the Company will likely face significant difficulties in generating sufficient liquidity to continue normal operations over the first two quarters of Fiscal 2017.

Cash Sources and Uses

The table below shows our sources and uses of cash for the nine months ended December 31, 2015 as compared to the same period in Fiscal 2015:

	Nine Months Ended December 31,		% Change 2015 vs.
	2015	2014	2014
	(Dollars in millions)
Net cash provided by (used in):
Operating activities	$(79.4)	$(104.9)	24%
Investing activities	(13.6)	(34.2)	60%
Financing activities	19.8	0.5	(3860)%
Effect of exchange rate changes on cash	(1.2)	0.5	(331)%
Net change in cash and cash equivalents	$(74.4)	$(138.1)	46%

Net cash used in operations for the nine months ended December 31, 2015 increased $25.5 million as compared to the same period in Fiscal 2015 primarily due to reductions in our inventory levels and lower accounts receivable balances offset by a larger net loss in the prior year.

Net cash used in investing activities for the nine months ended December 31, 2015 decreased $20.6 million as compared to the same period in Fiscal 2015 primarily due to lower investments to upgrade our internal business systems.

Net cash provided in financing activities for the nine months ended December 31, 2015 increased to$19.8 million as compared to $0.5 million the same period in Fiscal 2015 due to borrowings under our revolving credit facility in the amount of $20.0 million which was subsequently paid off during January 2016.

Seasonal Patterns of Cash Provided By or Used in Operations

Historically, our cash flow from operations has been highest in the quarter ending March 31 of each year when we collect a majority of our accounts receivable booked in the quarter ending December 31 of the year. Cash flow used in operations tends to be highest in the quarter ending December 31, as collections from prior accounts receivable taper off and we invest heavily in inventory in preparation for the holiday season. Historically, cash flow generally turns positive again in the quarter ending December 31 as we begin to collect on the accounts receivable associated with the holiday season.

Contractual Obligations and Commitments

We have had no material changes outside the ordinary course of our business in our contractual obligations during the nine months ended December 31, 2015. As of December 31, 2015, we had commitments to purchase inventory under normal supply arrangements totaling approximately $5.7 million. In addition, as of December 31, 2015, we had two stand-by-letters of credit totaling approximately $0.2 million issued under our revolving credit facility as credit support for potential future payment obligations, which were off-balance sheet arrangements. At December 31, 2015, we had $20.0 million outstanding under our revolving credit facility, which was subsequently paid during January 2016.

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

We have made no material changes to any of the critical accounting policies discussed in our 2015 Form 10-K through December 31, 2015.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. This guidance will be effective for annual period ending after December 15, 2016, i.e. our fiscal year ending March 31, 2017, and for annual and interim periods thereafter. Early adoption is permitted. We will modify presentation to meet the new accounting guidance as required in future financial statements ..

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

In November 2015, the FASB issued ASU 2015-17—Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. The amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in the update. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements, which will impact the classification of deferred taxes on its consolidated balance sheets. We do not anticipate an early adoption, and are currently evaluating the impact on our consolidated financial statements upon the adoption of this guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in Item 7A of our 2015 Form 10-K have not changed materially for our quarter ended December 31, 2015.

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

We manage our foreign currency transaction exposure by entering into short-term forward contracts. The purpose of this hedging program is to minimize the foreign currency exchange gain or loss reported in our financial statements, but the program, when properly executed, may not always eliminate our exposure to movements of currency exchange rates. The results of our hedging program for the three and nine months ended December 31, 2015 and 2014 are summarized in the table below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
	(Dollars In thousands)		(Dollars In thousands)
Gain (loss) on foreign exchange forward contracts	$(62)	$1,209	$42	$2,871
Gain (loss) on underlying transactions denominated in foreign currency	156	(1,551)	228	(3,379)
Net gains (losses)	$94	$(342)	$270	$(508)

Our foreign exchange forward contracts generally have original maturities of one month or less. A summary of all foreign exchange forward contracts outstanding as of December 31, 2015 is as follows:

	As of December 31, 2015
	Average Forward Exchange Rate	Notional Amount in Local Currency	Fair Value of Instruments in USD
		(1)	(2)
Currencies:
Euro (Euro/USD)	1.092	2,296	$10
Total fair value of instruments in USD			$10

(1)	In thousands of local currency
(2)	In thousands of USD

Cash equivalents are presented at fair value on our consolidated balance sheet. We invest our excess cash in accordance with our investment policy. As of December 31, 2015 and 2014, and March 31, 2015, our excess cash was invested in money market funds and certificates of deposit.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Except for the item discussed above, there were no changes in our internal control over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to information under the heading “Legal Proceedings” in Note 10 - “Commitments and Contingencies” in our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

We have experienced reduced demand for our principal products, have incurred significant operating losses, anticipate continuing to incur losses in Fiscal 2017, and may not be able to continue as a going concern.

We have experienced losses for the past two years that continued into the third quarter of fiscal 2016, primarily attributed to a prolonged downturn in the Company’s business. At December 31, 2015 and 2014 and March 31, 2015, we had an accumulated deficit of $328.2 million, $146.4 million and $222.6 million, respectively. For the nine months ended December 31, 2015 and 2014, we had a net loss of $105.6 million and $142.2 million, respectively.

Our ability to generate cash from operations depends on the level of demand for our products and the related margins we can obtain. The preferences and interests of children and families evolve quickly, can change drastically from year to year and are difficult to predict. Even our successful products typically have a relatively short period of high demand followed by a decrease in demand as the product matures. We depend on our ability to correctly identify changing consumer sentiments well in advance and supply new products that respond to such changes on a timely basis. We also rely on our ability to identify third-party entertainment media that is likely to be popular with consumers and license rights to such media to incorporate into our products. In addition, we need to be able to accurately forecast sales of these products in order to optimize our production schedules and manage our inventory. Since our products typically have a long development cycle, in some cases lasting over a year, it can be difficult to correctly predict changing consumer preferences and accurately forecast optimal production and sales targets for these products.

The overall market for children’s tablets has increasingly declined in recent years, which has resulted in lower sales of our LeapPad products. Our LeapTV platform and LeapReader learn-to-read system and toys have also experienced decreased sales, significantly underperforming our expectations. This has resulted in higher than anticipated inventory levels of the products, significant inventory writedowns and substantial operating losses. If we are unable to correctly predict consumer preferences, successfully integrate popular third-party media with our own, accurately forecast sales targets for our products, or develop new products to respond to evolving interests, our current and future operating results will continue to be materially and negatively impacted.

During the third fiscal quarter, we continued to face an uncertain business environment and a number of fundamental challenges in our business, including a continued decline in overall tablet sales and related content, aggressive price competition and loss of shelf space at retail.  Sales of our LeapTV products and associated content did not improve in the third quarter to the extent we hoped, despite promotional efforts, including price reductions intended to stimulate consumer demand.  In addition, declines in the overall tablet market overshadowed improvements in certain product lines such as our new Epic tablet.  We do not believe that these challenging conditions will improve materially in the next two quarters.  We continued to take steps to reduce costs through such measures as reducing the size of our workforce and deferring the development of certain new products.  However, we believe that available approaches to improving our liquidity, such as making changes to vendor terms and accelerating the collection of receivables, may not compensate for the liquidity impact of our worse than anticipated performance during the third quarter.  We currently believe that liquidity available to fund our operations during the first two quarters of fiscal 2017, when our use of cash increases as we build inventories and experience seasonal declines in revenue, may be insufficient to permit us to continue normal operations, and there is substantial doubt about our ability to continue as a going concern.

 In addition to steps taken to change our business structure and operations, we have been working with a financial advisor to assist us in exploring strategic alternatives, including a potential sale or raising additional capital.  On February 5, 2016, we entered into an Agreement and Plan of Merger with VTech Holdings, Ltd. and Bonita Merger Sub., L.L.C.  For further information concerning the Agreement and Plan of Merger, see note 11 and information contained in our Form 8-K filed February 5, 2016, including exhibits thereto. If the transaction described in the Agreement and Plan of Merger or another transaction providing the Company with substantial liquidity is not completed, the Company may likely face significant difficulties in generating sufficient liquidity to continue normal operations over the first two quarters of Fiscal 2017.

Risks Relating to the Merger Agreement

On February 5, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with VTech Holdings Limited, an exempted company incorporated in Bermuda with limited liability (“VTech”), and Bonita Merger Sub, L.L.C., a Delaware limited liability company and a wholly owned subsidiary of VTech (“Acquisition Sub”).  Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, Acquisition Sub has agreed to commence a tender offer  to purchase the outstanding shares of our Class A common stock of the Company and the outstanding shares of our Class B common stock of the Company, at a purchase price per Share of US $1.00. The completion of the merger is subject to a number of conditions which make the completion and timing of the completion of the merger uncertain, including, among other things, the tender of the percentage of shares required under Delaware law to permit an immediate closing under Section 251(h) of the Delaware General Corporation Law, the completion of the second-step merger, our Net Cash Balance (as defined in the Merger Agreement) being at least $25 million as of March 31, 2016 or, if earlier, the business day immediately prior to the first time at which the Acquisition Sub accepts for payment any Shares tendered pursuant to the Offer, receipt of any required governmental approvals, and other customary conditions. Also, either we or VTech may terminate the merger agreement if the merger has not been completed by July 5, 2016.  If the merger is not completed on a timely basis, or at all, our ongoing businesses may be adversely affected and, without realizing any of the benefits of having completed the merger, we will be subject to a number of risks, including the following:

•	we will be required to pay costs relating to the merger, such as legal, accounting, financial and advisory fees, whether or not the merger is completed;

•	time and resources committed by our management to matters relating to the merger could otherwise have been devoted to pursuing other beneficial opportunities;

•	the market price of the Company’s Class A common stock could decline to the extent that the current market price reflects a market assumption that the merger will be completed;

•	the Company could be subject to litigation related to the merger or failure to complete the merger;

•	we may be unable to continue as a going concern; and

•	the Company may be required, in certain circumstances, to pay a termination fee of $2.9 million to VTech.

For additional information concerning the terms of the Merger Agreement, see note 11 and our Form 8-K filed on February 5, 2016 and the exhibits thereto, which are incorporated herein. The above summary of certain aspects of the Merger Agreement is incomplete and qualified in its entirety by reference to the Agreement itself.

A few stockholders control a significant percentage of our voting power. If they fail to support our Merger Agreement with VTech the transaction may not be completed.

Our Class A common stock entitles its holders to one vote per share, and our Class B common stock entitles its holders to ten votes per share on all matters submitted to a vote of our stockholders. As of December 31, 2015, Michael Milken and Lowell Milken together owned, directly and indirectly, approximately 3.6 million shares of our Class B common stock and Sandra Milken beneficially owned 0.8 million shares of our Class B common stock. Together, these three stockholders represented approximately 39.8% of the combined voting power of our Class A common stock and Class B common stock as of December 31, 2015. The Merger Agreement with VTech requires as a condition of closing the tender offer that a sufficient number of shares of Class A and Class B common stock be tendered to constitute a majority of the voting power of all of the Class A and Class B common stock together, calculated in the manner specified in the Merger Agreement. Because holders of Class B common stock are entitled to ten votes per share, decisions by the holders of Class B shares to tender in the offer or not will have a significant and disproportionate influence over whether the tender offer is completed. In addition, the Class B holders , if voting together would have significant influence on stockholder vote outcomes, including with respect to:

•	the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers; and
•	our financing activities.

Messrs. Michael and Lowell Milken and Ms. Milken could have interests that diverge from those of our other stockholders. This significant influence by a few stockholders could deter, delay or prevent a change in control of LeapFrog; or affect other significant corporate transactions that otherwise might be viewed as beneficial for other stockholders.

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

Our top four retailers, Wal-Mart Stores, Inc. (“Wal-Mart”), Toys “R” Us, Inc. (“Toys “R” Us”), Target Corporation (“Target”) and Amazon.com (“Amazon”), in the aggregate, accounted for approximately 60% and 72% of our consolidated gross sales for the nine months ended December 31, 2015 and 2014, respectively. These top four retailers, in the aggregate, accounted for approximately 63% and 83% of the U.S. segment’s gross sales for the nine months ended December 31, 2015 and 2014, respectively. In addition, these top four retailers, in the aggregate, accounted for approximately 55% and 49% of the International segment’s gross sales for the nine months ended December 31, 2015 and 2014, respectively. For the foreseeable future, we expect to continue to rely on a small number of large retailers for the majority of our sales domestically and abroad.

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

If the merger with VTech is not completed on a timely basis, or at all, the Company’s ongoing businesses may be adversely affected

On February 5, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with VTech Holdings Limited, an exempted company incorporated in Bermuda with limited liability (“VTech”), and Bonita Merger Sub, L.L.C., a Delaware limited liability company and a wholly owned subsidiary of VTech (“Acquisition Sub”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, Acquisition Sub has agreed to commence a tender offer to purchase the outstanding shares of Class A common stock of the Company and the outstanding shares of Class B common stock of the Company, at a purchase price per Share of US $1.00. The completion of the merger is subject to a number of conditions which make the completion and timing of the completion of the merger uncertain, including, among other things, the tender of the required percentage of shares under Delaware law, the completion of the second-step merger, and any necessary governmental approvals, the Net Cash Balance (as defined in the Merger Agreement) of the Company being at least $25 million as of March 31, 2016 or, if earlier, the business day immediately prior to the first time at which the Acquisition Sub accepts for payment any Shares tendered pursuant to the Offer, and other customary conditions. Also, either the Company or VTech may terminate the merger agreement if the merger has not been completed by ____, 2016. If the merger is not completed on a timely basis, or at all, the Company’s ongoing businesses may be adversely affected and, without realizing any of the benefits of having completed the merger, the Company will be subject to a number of risks, including the following:

•	the Company will be required to pay its costs relating to the merger, such as legal, accounting, financial and advisory fees, whether or not the merger is completed;
•	time and resources committed the Company’s management to matters relating to the merger could otherwise have been devoted to pursuing other beneficial opportunities;
•	the market price of the Company’s Class A common stock could decline to the extent that the current market price reflects a market assumption that the merger will be completed;
•	the Company could be subject to litigation related to the merger or to any failure to complete the merger; and
•	the Company may be required, in certain circumstances, to pay a termination fee of _______ million to VTech.

Our business is dependent on our ability to attract and retain highly skilled personnel, including senior management, and a recent reduction in force may impede our ability to do so.

Our business depends on our ability to attract and retain highly skilled personnel in key functions, including senior management. We compete with many other potential employers in recruiting, hiring and retaining skilled officers and other key employees. We implemented reductions in our workforce in February, October and December of 2015 to align our employee base and cost structure with our current and anticipated revenues and we have recently experienced greater turnover in our employee base. These reductions and turnover will result in reallocations of duties and may increase uncertainty and discontent among our employees, resulting in unintended attrition or performance issues.  In addition, the Merger Agreement with VTech may also increase uncertainty among our employees, resulting in unintended attrition or performance issues. High levels of turnover may also impact our ability to execute against our business initiatives and make it more difficult for us to attract and recruit highly skilled employees. There is no guarantee that we will be able to recruit, hire or retain the senior management, officers and other employees we need to succeed and the reductions in force could make it more difficult to do so.

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

Our long-lived assets are tested for impairment if indicators of impairment exist. If impairment testing shows that the carrying value of our long-lived assets exceeds their estimated fair values, we would be required to record a non-cash impairment charge, which would decrease the carrying value of our long-lived assets, and adversely affect our results of operations. For example, for the fiscal year ended March 31, 2015 and nine months ended December 31, 2015, respectively, we recorded a $36.5 million and $5.0 million long-lived assets impairment charge against our property and equipment. We will continue to review the recoverability of our remaining long-lived assets on a quarterly basis, which may result in additional impairment charges in future periods. Our deferred tax assets include net operating loss and tax credit carryforwards that can be used to offset taxable income and reduce income taxes payable in future periods. Each quarter, we determine the probability of realizing the benefits of our deferred tax assets. If we determine that there is not sufficient anticipated future taxable income to realize the benefits of these assets, an additional valuation allowance would be required to reduce the value of our deferred tax assets. Such a reduction could result in additional non-cash expense in the period in which the valuation allowance is adjusted and our results of operations would be adversely affected. For example, for the year ended March 31, 2015, we recorded a $90.8 million income tax provision as a result of establishing an additional valuation allowance against our domestic deferred tax assets. We will continue to perform these tests and any future adjustments may have a material adverse effect on our financial condition and results of operations.

Our business is highly seasonal, and our annual operating results depend, in large part, on sales relating to the brief holiday season.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, causing a substantial majority of our sales to retailers to occur during the quarters ending September 30 and December 31. Approximately 76% and 73% of our total net sales occurred during the nine months ended December 31 of years ended March 31, 2015 and 2014, respectively; and approximately 70% and 75% of our total net sales occurred during the second half of the years ended December 31, 2013 and 2012, respectively. A decline of net sales, in the quarter ending September 30 or December 31 in particular, such as the ones we experienced in Fiscal 2016, will have a disproportionate negative impact on our results for the year and can lead to ongoing weakness in sales to retailers well into the following year. Therefore, we may be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events such as economic crises, strikes, earthquakes, terrorist attacks or other catastrophic events that harm the retail environment or consumer buying patterns during our key selling season.

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

We derived approximately 30% and 32% of our net sales from markets outside the U.S. during the nine months ended December 31, 2015 and 2014, respectively.

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

On September 4, 2015, we received a written notice from the NYSE stating that we were not in compliance with one of the continued listing standards based on the average closing price of our Class A common stock being less than $1.00 per share over a period of 30 consecutive trading days. In accordance with NYSE rules, we have nine months from the date of receipt of such notice to achieve compliance with this continued listing standard. We can regain compliance with the minimum per share average closing price standard at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period, we have (i) a closing ordinary share price of at least $1.00 and (ii) an average closing ordinary share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. While we cannot give assurances that we will be able to timely regain compliance with this standard, we responded to the NYSE on September 10, 2015 that we intend to cure this non-compliance. If we determine to remedy the non-compliance by taking action that will require shareholder approval, such as a reverse share split, we must notify the NYSE no later than expiration of the six month cure period, or March 4, 2016 that we intend to implement such action.

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

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Original Exhibit Number	Filing Date	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation	S-1/A	333-86898	3.03	7/22/2002

3.02	Amended and Restated Bylaws	8-K	001-31396	3.01	11/20/2012

4.01	Form of Specimen Class A Common Stock Certificate	10-Q	001-31396	4.01	11/3/2011

4.02	Fourth Amended and Restated Stockholders Agreement, dated as of May 30, 2003, by and among LeapFrog Enterprises, Inc. and the other persons named therein	10-Q	001-31396	4.02	8/12/2003

10.01	Agreement and Plan of Merger, dated as of February 5, 2016, among LeapFrog Enterprises, Inc., VTech Holdings Limited and Bonita Merger Sub, L.L.C.	8-K	001-31396	10.1	2/5/2015

31.01	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LeapFrog Enterprises, Inc.
(Registrant)

/s/ John Barbour
John Barbour
Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2016

/s/ Raymond L. Arthur
Raymond L. Arthur
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 9, 2016

